Form 10-Q
period 1996-06-30
WORLD ACCEPTANCE CORP
filed 1996-08-12
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT of 1934

For the transition period from                        to

                         Commission File Number: 0-19599


                       WORLD ACCEPTANCE CORPORATION
           (Exact name of registrant as specified in its charter.)



        South Carolina                             57-0425114
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                       Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (864) 298-9800
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X       Yes                 No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 12, 1996.

    Common Stock, no par value                   19,788,073
              (Class)                           (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                          Page

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30,
              1996 and March 31, 1996                                        3

              Consolidated Statements of Operations for the
              three months ended June 30, 1996 and June 30, 1995             4

              Consolidated Statements of Shareholders' Equity                5

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 1996 and June 30, 1995             6

              Notes to Consolidated Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial              8
              Condition and Results of Operations for the three months ended June 30, 1996 and June 30, 1995



PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                              11

Item 2.       Changes in Securities                                          11

Item 6.       Exhibits and Reports on Form 8-K                               12


Signatures                                                                   14
                                       2

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                       June 30,                March 31,
                                                         1996                    1996
                                   ASSETS

Cash                                              $     1,430,879                1,693,747
Gross loans receivable                                103,832,475               99,425,915
Less:
     Unearned interest and fees                       (21,541,904)             (19,802,649)
     Allowance for loan losses                         (5,230,171)              (5,006,703)
                                                     ------------            -------------
         Loans receivable, net                         77,060,400               74,616,563
Property and equipment, net                             6,132,520                5,643,120
Other assets, net                                       3,162,419                2,609,329
Intangible assets, net                                  4,564,698                4,859,807
                                                     ------------            -------------
                                                  $    92,350,916               89,422,566
                                                     ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                            46,500,000               37,750,000
     Other note payable                                 482,000                  482,000
     Income taxes payable                             1,927,387                2,311,456
     Accounts payable and accrued expenses            3,541,999                3,999,442
                                                   ------------            -------------
         Total liabilities                           52,451,386               44,542,898
                                                   ------------            -------------

Shareholders' equity:
     Common stock, no par value
                                                            -                        -
     Additional paid-in capital                       7,581,057               14,625,136
     Retained earnings                               32,318,473               30,254,532
                                                   ------------            -------------
         Total shareholders' equity                  39,899,530               44,879,668
                                                   ------------            -------------
                                                $    92,350,916               89,422,566
                                                   ============            =============














          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three months ended
                                                                                June 30,
                                                                         1996               1995
     Revenues:
        Interest and fee income                                 $      15,298,781       13,878,435
        Insurance and other income                                      2,007,685        1,983,083
                                                                     ------------     ------------
          Total revenues                                               17,306,466       15,861,518
                                                                     ------------     ------------

     Expenses:
        Provision for loan losses                                       2,245,665        1,639,180
                                                                     ------------     ------------
        General and administrative expenses:
          Personnel                                                     6,805,986        6,157,057
          Occupancy and equipment                                       1,207,608        1,031,087
          Data processing                                                 261,065          266,668
          Advertising                                                     588,236          424,359
          Amortization of intangible assets                               693,443          701,163
          Other                                                         1,450,998        1,384,591
                                                                     ------------     ------------
                                                                       11,007,336        9,964,925
                                                                     ------------     ------------

        Interest expense                                                 879,524           799,154
                                                                     -----------      ------------
          Total expenses                                               14,132,525       12,403,259
                                                                     ------------     ------------

     Income before income taxes                                         3,173,941        3,458,259

     Income taxes                                                       1,110,000        1,250,000
                                                                   -------------   --------------

     Net income                                                  $      2,063,941        2,208,259
                                                                     ============     ============

     Net income per common share:
        Primary                                                  $            .10              .10
                                                                     ============     ============
        Fully diluted                                            $            .10              .10
                                                                     ============     ============

     Weighted average common equivalent shares outstanding:
        Primary                                                        20,812,243       21,523,657
                                                                     ============     ============
        Fully diluted                                                  20,812,243       21,660,288
                                                                     ============     ============









          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                         Additional
                                                                           Paid-in         Retained
                                                                           Capital         Earnings        Total

Balances at March 31, 1995                                            $  16,059,492     19,698,474       35,757,966

Proceeds from exercise of stock options (45,000 shares),
     including tax benefit of $124,140                                       326,168          -             326,168
Common stock repurchases (176,000 shares)                                 (1,760,524)                    (1,760,524)
Net income                                                                    -          10,556,058      10,556,058
                                                                         -----------    -----------     -----------

Balances at March 31, 1996                                            $   14,625,136     30,254,532      44,879,668
                                                                         -----------     ----------     -----------

Proceeds from exercise of stock options (1,500 shares),
     including tax benefit of $3,451                                           7,831          -               7,831
Common stock repurchases (715,000 shares)                                 (7,051,910)                    (7,051,910)
Net income                                                                    -           2,063,941       2,063,941
                                                                         -----------    -----------     -----------

Balances at June 30, 1996                                             $    7,581,057     32,318,473      39,899,530
                                                                         ===========     ==========      ==========














          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three months ended
                                                                             June 30,
                                                                       1996            1995

     Cash flows from operating activities:
       Net income                                                $     2,063,941      2,208,259
       Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for loan losses                                    2,245,665       1,639,180
         Amortization of intangible assets                              693,443         701,163
         Amortization of loan costs and discounts                         8,210           9,209
         Depreciation                                                   315,190         248,174
         Change in accounts:
            Other assets, net                                          (561,300)     (1,449,586)
            Income taxes payable                                       (380,618)       (132,874)
            Accounts payable and accrued expenses                      (457,443)         81,312
                                                                    ------------    -----------

               Net cash provided by operating activities              3,927,088       3,304,837
                                                                    -----------     -----------

     Cash flows from investing activities:
       Increase in loans, net                                        (4,257,382)     (3,608,206)
       Net assets acquired from office acquisitions,
          primarily loans                                              (438,920)        (50,638)
       Purchases of premises and equipment                             (797,790)       (237,121)
       Purchases of intangible assets                                  (398,334)        (35,000)
       Repurchase of common stock                                    (7,051,910)           -
                                                                     -----------    --------

               Net cash used by investing activities                (12,944,336)     (3,930,965)
                                                                    -----------     -----------

     Cash flows from financing activities:
       Proceeds from senior notes payable, net                        8,750,000         900,000
       Proceeds from exercise of stock options                            4,380          19,065
                                                                    -----------     -----------

               Net cash provided by financing activities              8,754,380         919,065
                                                                    -----------     -----------

     Increase (decrease) in cash                                       (262,868)        292,937

     Cash, beginning of period                                        1,693,747       1,191,699
                                                                    -----------     -----------

     Cash, end of period                                        $     1,430,879        1,484,636
                                                                 =============    =============

     Supplemental disclosure of cash flow information:
       Cash paid for interest expense                            $     1,163,961      1,227,032
       Cash paid for income taxes                                     1,490,618       1,382,874
     Supplemental schedule of noncash financing activities:
       Tax benefits from exercise of stock options                        3,451          10,253

          See accompanying notes to consolidated financial statements.
                                       6

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at June 30, 1996, and for the period then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1996, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1996, included in the Company's 1996 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                           Three months ended June 30,
                                               1996           1995

Balance at beginning of period          $     5,006,703      4,363,612
Provision for loan losses                     2,245,665      1,639,180
Loan losses                                  (2,215,818)    (1,490,472)
Recoveries                                      193,621         99,846
                                            -----------     ----------
Balance at end of period                $     5,230,171      4,612,166
                                            ===========      =========


NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

     On April 7, 1993, the Company completed the purchase of substantially all of the assets of ParaData. ParaData has developed and markets a proprietary data processing software package for use in the finance industry. The Company converted its consumer finance offices to this system in the fourth quarter of fiscal 1994.

     The following statement of operations data for ParaData was included in the Consolidated Statement of Operations for the three-month periods ending June 30, 1996 and 1995 (unaudited):


                                                   1996              1995
                                                 ---------        -------

 Sales and system support                     $    506,099        1,506,337
 Cost of sales                                   (126,672)      (1,056,321)
                                                 ---------      -----------
   Net margin (included in other income)           379,427          450,016
 General and administrative expenses
   Personnel                                       275,588          237,822
   Occupancy and equipment                          65,735           59,639
   Advertising                                       4,071            2,034
   Amortization of intangibles                       7,189            7,188
   Other                                            49,277           61,893
                                                 ---------        ---------
                                                   401,860          368,576
 Interest expense                                     -               6,586
                                                 ---------        ---------
 Income (loss) before taxes                   $   (22,433)           74,854
                                                 =========        =========

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                          Three months
                                                         ended June 30,
                                                       1996         1995
                                                      (Dollars in thousands)

         Average gross loans receivable (1)         $ 101,681      90,238
         Average loans receivable (2)                  80,144      71,532

         Expenses as a % of total revenue:
           Provision for loan losses                    13.0%       10.3%
           General and administrative                   63.6%       62.8%
           Total interest expense                        5.1%        5.0%

         Operating margin (3)                           23.4%       26.8%

         Return on average assets (annualized)           9.1%       10.4%

         Offices opened or acquired, net                   14          30
         Total offices (at period end)                    296         274



(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.


Comparison of Three Months Ended June 30, 1996, Versus
Three Months Ended June 30, 1995

     Net income amounted to $2,064,000 for the three months ended June 30, 1996, a 6.5% decrease from the $2,208,000 earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $204,000, or 4.8%, and an increase in interest expense of approximately $80,000. These reductions were partially offset by a decrease in income tax expense.

     While the Company experienced a reduction in overall net income over the two corresponding quarters, earnings per share remained constant at $.10 as a result of lower average shares outstanding in the 1996 quarter, which resulted primarily from continuing share repurchases under the Company's stock repurchase program.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended June 30, 1996, Versus
Three Months Ended June 30, 1995, continued

     Interest and fee income for the quarter ended June 30, 1996, increased by $1,420,000, or 10.2%, over the same period of the prior year. This increase resulted primarily from an $8.6 million, or 12.0%, increase in average loans receivable over the two corresponding periods. Offsetting the increase in balances was a slight reduction in loan yields from 77.6% for the quarter ended June 30, 1995 to 76.4% during the most recent quarter. This slight reduction in yields resulted from a small geographic relocation in mix of the portfolio among the various states as well as a small increase in the average loan size made during the period.

     Insurance commissions and other income increased by $25,000, or 1.2%, over the two quarters. This reflects an increase in insurance commissions of $99,000, or 8.7%, and a decrease in other income of $74,000, or 8.8%. The increase in insurance commission reflected an increase in loan volume in the states where credit insurance may be sold and the reduction in other income primarily resulted from a reduced contribution to net revenues from the Company's ParaData subsidiary, which is not expected to repeat the contribution to overall earnings that it made during fiscal 1996.

     Total revenues amounted to $17.3 million during the quarter ended June 30, 1996, representing a 9.1% increase over the $15.9 million for the corresponding quarter of the previous year. Revenues from the 244 offices open throughout both quarters increased by approximately 1.7%. At June 30, 1996, the Company had 296 offices in operation, an increase of 14 offices from March 31, 1996.

     The provision for loan losses during the quarter ended June 30, 1996 increased by $606,000 million, or 37.6%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses and the amount of loans charged off. As a percentage of gross loans outstanding, the allowance for loan losses remained constant at 5.0%. Net charge-offs for the current quarter amounted to $2,022,000, a 45.4% increase over the $1,391,000 charged off during the same quarter of fiscal 1996, and net charge-offs as a percentage of average loans increased to 10.1% for the current quarter from 7.8% for the previous year quarter. Management believes that the increased delinquencies and charge-offs are consistent with a national trend affecting all phases of the consumer financial services industry and is continuing to monitor the Company's delinquencies and charge-offs closely. Until delinquencies and charge-offs return to historical levels, management expects this trend to continue to negatively affect the results of operations of the Company's small loan business.

     General and administrative expenses for the quarter ended June 30, 1996, increased by $1,042,000, or 10.5%, over the same quarter of fiscal 1996. This increase resulted from the additional general and administrative expenses associated with the 22 new offices opened or acquired between June 30, 1995, and 1996. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately .7% when comparing the two quarterly periods; and, as a percentage of total revenue, increased slightly from 62.8% during the prior year quarter to 63.6% during the most recent quarter.

     Interest expense increased by $80,000, or 10.1%, primarily as a result of the additional debt incurred to fund the stock repurchase program. During the quarter, the Company repurchased 715,000 shares for a total cost of $7,051,910.

     The Company's effective income tax rate decreased to 35.0% during the current quarter compared to 36.1% during the same quarter of the prior year. This decrease resulted from reduced state income taxes following a Company reorganization in the prior fiscal year and the reduced amortization of nondeductible goodwill.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding, the repayment of existing debt, and ongoing repurchases of its common stock under the stock repurchase program.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


         The Company has a $50.0 million revolving credit agreement and $16.0 million of senior term notes outstanding with institutional lenders. The term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1996). The revolving credit facility expires on November 30, 1998, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At June 30, 1996, the interest rate under the revolving credit facility was 7.13%, and the Company's outstanding balance under this facility was $30.5 million, leaving $19.5 million in borrowing availability under existing borrowing base limitations, which are based on eligible loans receivable. The revolving credit facility also provides for an additional $10.0 million in availability for the period November 15, 1996 through March 15, 1997, to insure that adequate funds are available to fund the anticipated loan growth during the Company's traditional busy season. Borrowings under the revolving credit agreement and the term notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that the cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the principal payments due under the term notes, fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices and fund planned stock repurchases under the repurchase program.

Inflation

     The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of three of the six states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could offset the effect of inflationary increases in operating costs.


Seasonality

     The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand occurs each year from October through December, its third fiscal quarter. Loan demand is generally the lowest and loan repayment is highest from January to March, its fourth fiscal quarter. Loan volume and average balances remain relatively level during the remainder of the year. This seasonal trend causes fluctuations in the Company's cash needs and quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned, since unearned interest and insurance income are accreted to income on a collection method. Consequently, operating results for the Company's third fiscal quarter are significantly lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in an action, Elaine M. Jordan, et al. v. World Finance Corporation of Georgia and World Acceptance Corporation, et al. (Case No. 95-52-COL, U. S. District Court, Middle District of Georgia, Columbus Division), involving the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, which result in alleged federal truth-in-lending, RICO and antitrust violations and state fraud, breach of contract and conversion violations, and seeks certification of a nationwide class of plaintiffs to recover money damages and injunctive relief. The complaint in this action was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. In April 1996, the court approved the admission of a number of additional defendants into the case, which were already defendants in a case pending in federal courts in Alabama involving similar issues. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that at least one of the settling defendants has agreed to change its non-file insurance practices. If the Company's non-file insurance practices are found to be invalid, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs or change its non-file insurance practices going forward, and the Company could experience a reduction in future income unless legislative reforms are enacted. The Company disputes the allegations made in the complaint, and intends to continue to defend itself vigorously. Although the Company is unable to predict the outcome of this litigation, management expects that it will not have a material adverse effect on the Company's financial position or results of operations.

           Management's statement of expectation about the outcome of this litigation should be deemed a forward-looking statement, and no assurance can be given  that  management's
           expectation  will prove  correct,  as such expectation   is
           subject  to  certain   risks,   uncertainties   and
           assumptions based on the preliminary nature of the case and the vagaries of litigation generally.
           Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of this litigation could differ materially from management's expectation.

           The Company from time to time and currently is involved as plaintiff or defendant in various other legal actions incident to its business. The current legal activities are not believed to be material to the financial condition of the Company.


Item 2.    Changes in Securities

           None. The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                                                                                Previous         Company
Exhibit                                                                         Exhibit          Registration
Number        Description                                                       Number           No. or Report

 3.1          Second Amended and Restated Articles of Incorporation of the        3.1             1992 10-K
              Company

 3.2          First Amendment to Second Amended and Restated Articles             3.2             1995 10-K
              of Incorporation

 3.3          Amended Bylaws of the Company                                       3.4             33-42879

 4.1          Specimen Share Certificate                                          4.1             33-42879

 4.2          Articles 3, 4 and 5 of the Form of Company's Second                 3.1, 3.2        1995 10-K
              Amended and Restated Articles of Incorporation

 4.3          Article II, Section 9 of the Company's Second Amended               3.2             1995 10-K
              and  Restated Bylaws

 4.4          Revolving Credit Agreement, dated as of December 1, 1992,           4.6             33-61524
              between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company

 4.5          First Amendment re: Note Agreements, Revolving Credit               4.5             1994 10-K
              Agreement and Security  Agreement,  Pledge and Indenture of Trust,
              dated as of April 2,  1993,  between  the  Company  and the  Banks signatory thereto

 4.6          Second Amendment to Revolving Credit Agreement, dated  as           4.6             1994 10-K
              of September 1, 1993, between the Company and the Banks
              signatory thereto

 4.7          Third Amendment to Credit Agreement/Second Amendment to             4.7             1995 10-K
              Revolving Credit Notes, dated as of November 1, 1994, between the Company and the Banks signatory thereto

 4.8          Third (sic) Amendment to Credit Agreement, dated as of March        4.8             1995 10-K
              13, 1995, between the Company and the Banks signatory thereto

 4.9          Fifth Amendment to Credit Agreement, dated as of June 30, 1995      4.9             1996 10-K

 4.10         Sixth Amendment to Credit Agreement, dated as of September          4.10            1996 10-K
              1, 1995

 4.11         Seventh Amendment to Credit Agreement, dated as of November         4.11            1996 10-K
              1, 1995

 4.12         Eighth Amendment to Credit Agreement, dated as of June              4.12            1996 10-K
              1, 1996




 4.13         Term Note Agreement, dated as of December 1, 1992, between          4.7             33-61524
              Jefferson-Pilot Life Insurance Company and the Company

 4.14#        Term Note Agreement, dated as of December 1, 1992, between          NA              NA
              Principal Mutual Life Insurance Company and the Company

 4.15         First Amendment to Note Agreements, dated November 1, 1994,         4.11            1995 10-K
              between Principal Mutual Life Insurance Company, Jefferson-
              Pilot Life Insurance Company and the Company

 4.16         Security Agreement, Pledge and Indenture of Trust, dated as         4.9             33-61524
              of December 1, 1992, between the Company and Harris Trust
              and Savings Bank, as Security Trust

4.17          Second Amendment to Security Agreement, Pledge and Indenture        4.10            1994 10-K
              of Trust, dated as of September 1, 1993, between the Company and Harris Trust and Savings Bank, as Security Trustee

4.18          Third Amendment to Security Agreement, Pledge and Indenture         4.18            1996 10-K
              of Trust, dated as of June 30, 1995

4.19          Fourth Amendment to Security Agreement, Pledge and Indenture        4.19            1996 10-K
              of Trust, dated as of November 1, 1995

4.20          Fifth Amendment to Security Agreement, Pledge and Indenture         4.20            1996 10-K
              of Trust, dated as of June 1, 1996

10.1+         Employment Agreement of Charles D. Walters, effective April 1,      10.1            1994 10-K
              1994

10.2+         Employment Agreement of A. Alexander McLean, III, effective         10.2            1994 10-K
              April 1, 1994

10.3+         Employment Agreement of R. Harold Owens, effective June 26,         10.3            1995 10-K
              1995

10.4          Securityholders' Agreement, dated as of September 19, 1991,         10.5            33-42879
              between the Company and certain of its securityholders

10.5+         1992 Stock Option Plan of the Company                               4               33-52166

10.6+         1994 Stock Option Plan of the Company, as amended                   10.6            1995 10-K

10.7+         The Company's Executive Incentive Plan                              10.6            1994 10-K

10.8+         The Company's Executive Strategic Incentive Plan                    10.8            1995 10-K

10.9+         Amendment No. 1, dated as of April 1, 1996, to the Executive        10.9            1996 10-K
              Strategic Incentive Plan


# Omitted from filing -- substantially identical to immediately preceding exhibits, except for the parties thereto and the principal amount involved.

+    Management contract or other compensatory plan required to be filed under
     Item 14(c) of this report and Item 601 of Regulation S-K.

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended June 30, 1996.
                                       13

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WORLD ACCEPTANCE CORPORATION



Dated:  August 12, 1996
                                     C. D. Walters, Chairman, President
                                     and Chief Executive Officer



Dated:  August 12, 1996
                                     A. A.  McLean III, Senior Vice President
                                     and Chief Financial Officer
                                       14

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WORLD ACCEPTANCE CORPORATION




Dated:  August 12, 1996                  /s/ C. D. Walters
                                     ---------------------
                                     C. D. Walters, Chairman, President
                                     and Chief Executive Officer




Dated:  August 12, 1996                  /s/ A. A. McLean III
                                     ------------------------
                                     A. A. McLean III, Senior Vice President
                                     and Chief Financial Officer