Form 10-Q/A
period 1996-06-30
WORLD ACCEPTANCE CORP
filed 1996-08-27
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q/A
                                  Amendment No. 1

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

                                TABLE OF CONTENTS



                                                                       Page
PART II - OTHER INFORMATION




Item 6.       Exhibits and Reports on Form 8-K                               3


Signatures                                                                   4

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:


Exhibit
Number        Description


27.1       Financial Data Schedule (for SEC purposes only)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WORLD ACCEPTANCE CORPORATION




Dated:  August 27, 1996                  /s/ C. D. Walters

                                     ---------------------

                                     C. D. Walters, Chairman,
                                     and Chief Executive Officer




Dated:  August 27, 1996                  /s/ A. A. McLean III

                                     ------------------------

                                     A. A. McLean III, Executive Vice President and Chief Financial Officer