Form 10-Q
period 1996-09-30
WORLD ACCEPTANCE CORP
filed 1996-11-13
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                                        or

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

                  (Check Mark)Yes                          No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 13, 1996.

    Common Stock, no par value                             18,902,073
              (Class)                                     (Outstanding)

                       This Filing contains 16 pages. The
                          Exhibit Index is on page 14.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
                                                                                                 PAGE

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30,
              1996, and March 31, 1996                                                              3

              Consolidated Statements of Operations for the
              three-month periods and six-month periods ended
              September 30, 1996, and September 30, 1995                                            4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 1996, and the six-month
              period ended September 30, 1996                                                       5

              Consolidated Statements of Cash Flows for the
              three-month periods and six-month periods ended
              September 30, 1996, and September 30, 1995                                            6

              Notes to Consolidated Financial Statements                                            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and six-month periods ended September 30, 1996,
              and September 30, 1995                                                                8


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                                     12

Item 2.       Changes in Securities                                                                 12

Item 4.       Submission of Matters to a Vote of Securityholders                                    12

Item 6.       Exhibits and Reports on Form 8-K                                                      14


SIGNATURES                                                                                          16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                              September 30,             March 31,
                                                                                  1996                    1996
                                   ASSETS

Cash                                                                       $     1,558,164                1,693,747
Gross loans receivable                                                         107,691,859               99,425,915
Less:
     Unearned interest and fees                                                (22,667,878)             (19,802,649)
     Allowance for loan losses                                                  (5,456,761)              (5,006,703)
                                                                              --------------          --------------
         Loans receivable, net                                                  79,567,220               74,616,563
Property and equipment, net                                                      6,053,022                5,643,120
Other assets, net                                                                2,997,521                2,609,329
Intangible assets, net                                                           4,113,399                4,859,807
                                                                              ------------            -------------
                                                                           $    94,289,326               89,422,566
                                                                              ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                       50,600,000               37,750,000
     Other note payable                                                            482,000                  482,000
     Income taxes payable                                                          201,535                2,311,456
     Accounts payable and accrued expenses                                     4,334,484                  3,999,442
                                                                              ----------              -------------
         Total liabilities                                                      55,618,019               44,542,898
                                                                              ------------            -------------

Shareholders' equity:
     Common stock, no par value                                                           -                       -
     Additional paid-in capital                                                  4,422,259               14,625,136
     Retained earnings                                                          34,249,048               30,254,532
                                                                              ------------            -------------
         Total shareholders' equity                                             38,671,307              44,879,668
                                                                              ------------            ------------
                                                                           $    94,289,326               89,422,566
                                                                              ============            =============





          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       Three months ended                  Six months ended
                                                          September 30,                      September 30,
                                                 -------------------------------    ----------------------
                                                     1996               1995            1996               1995
                                                     ----               ----            ----               ----
Revenues:
   Interest and fee income                     $    16,139,302        14,665,264       31,438,083        28,543,699
   Insurance and other income                        1,855,274         2,726,051        3,862,959         4,709,134
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 17,994,576        17,391,315       35,301,042        33,252,833
                                                  ------------     -------------     ------------     -------------

Expenses:
   Provision for loan losses                         3,027,989         2,526,397        5,273,654         4,165,577
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                       6,756,704         6,217,929       13,562,690        12,374,986
     Occupancy and equipment                         1,288,542         1,062,572        2,496,150         2,093,659
     Data processing                                   259,896           230,812          520,961           497,480
     Advertising                                       495,472           415,617        1,083,708           839,976
     Amortization of intangible assets                 697,298           671,278        1,390,741         1,372,441
     Other                                           1,500,250         1,405,076        2,951,248         2,789,667
                                                  ------------     -------------     ------------     -------------
                                                    10,998,162        10,003,284       22,005,498        19,968,209
                                                  ------------     -------------     ------------     -------------

   Interest expense                                    996,850           917,026        1,876,374         1,716,180
                                                  ------------     -------------     ------------     -------------
        Total expenses                              15,023,001        13,446,707       29,155,526        25,849,966
                                                  ------------     -------------     ------------     -------------

Income before income taxes                           2,971,575         3,944,608        6,145,516         7,402,867

Income taxes                                         1,041,000         1,415,000        2,151,000         2,665,000
                                                  ------------     -------------     ------------     -------------

Net income                                     $     1,930,575         2,529,608        3,994,516         4,737,867
                                                  ============     =============     ============     =============

Earnings per common share:
     Primary                                   $           .10               .12              .20               .22
                                                  ============     =============     ============     =============
     Fully diluted                             $           .10               .12              .20               .22
                                                  ============     =============     ============     =============

Weighted average common shares outstanding:
     Primary                                        20,084,688        21,871,363       20,448,466        21,623,596
                                                  ============     =============     ============     =============
     Fully diluted                                  20,084,688        21,908,240       20,448,466        21,784,264
                                                  ============     =============     ============     =============





          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                         Additional
                                                                           Paid-in         Retained
                                                                           Capital         Earnings       Total
Balances at March 31, 1995                                            $  16,059,492     19,698,474       35,757,966

Proceeds from exercise of stock options (45,000 shares),
     including tax benefits of $124,140                                      326,168            -           326,168
Common stock repurchases (176,000 shares)                                 (1,760,524)           -        (1,760,524)
Net income for the year                                                       -          10,556,058      10,556,058
                                                                         -----------    -----------     -----------

Balances at March 31, 1996                                                14,625,136     30,254,532      44,879,668

Proceeds from exercise of stock options (1,500 shares),
     including tax benefit of $3,451                                           7,831            -             7,831
Common stock repurchases (1,175,000 shares)                              (10,210,708)           -       (10,210,708)
Net income for the six months                                                 -           3,994,516       3,994,516
                                                                         -----------    -----------     -----------

Balances at September 30, 1996                                    $        4,422,259     34,249,048      38,671,307
                                                                         ===========     ==========      ==========








          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                              Three months ended             Six months ended
                                                                 September 30,                 September 30,
                                                             1996             1995          1996            1995
Cash flows from operating activities:
    Net income                                        $     1,930,575      2,529,608      3,994,516       4,737,867
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            3,027,989      2,526,397      5,273,654       4,165,577
       Amortization of intangible assets                      697,298        671,278      1,390,741       1,372,441
       Amortization of loan costs and discounts                 8,210         46,047         16,420          55,256
       Depreciation                                           328,244        256,495        643,434         504,669
       Change in accounts:
          Other assets, net                                   156,688       (193,329)      (404,612)     (1,642,915)
          Income taxes payable                             (1,725,852)    (1,696,113)    (2,106,470)     (1,828,987)
          Accounts payable and accrued expenses               792,485        443,890        335,042         525,202
                                                          -----------    -----------    -----------     -----------

              Net cash provided by operating activities     5,215,637      4,584,273      9,142,725       7,889,110
                                                          -----------    -----------    -----------     -----------

Cash flows from investing activities:
    Increase in loans, net                                 (5,135,788)    (6,183,453)    (9,393,170)     (9,791,659)
    Net assets acquired from office acquisitions,
       primarily loans                                       (409,021)      (120,502)      (847,941)       (171,140)
    Costs of organizing new subsidiary                          -            (96,360)         -             (96,360)
    Purchases of premises and equipment                      (238,746)      (561,787)    (1,036,536)       (798,908)
    Purchases of intangible assets                           (245,999)       (60,000)      (644,333)        (95,000)
                                                          -----------    -----------    -----------     -----------

              Net cash used by investing activities        (6,029,554)    (7,022,102)   (11,921,980)    (10,953,067)
                                                          -----------    -----------   ------------     -----------

Cash flows from financing activities:
    Proceeds of senior notes payable, net                   4,100,000      2,850,000     12,850,000       3,750,000
    Proceeds from exercise of stock options                     -             32,125          4,380         51,190
    Repurchase of common stock                             (3,158,798)          -       (10,210,708)          -
                                                           -----------   -----------   -------------    -----------

              Net cash provided by financing activities       941,202      2,882,125      2,643,672       3,801,190
                                                          -----------    -----------    -----------     -----------

Increase (decrease) in cash                                   127,285        444,296       (135,583)        737,233

Cash, beginning of period                                   1,430,879      1,484,636      1,693,747       1,191,699
                                                          -----------    -----------    -----------     -----------

Cash, end of period                                   $     1,558,164      1,928,932      1,558,164       1,928,932
                                                          ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                    $       544,200        366,991      1,708,161       1,594,023
    Cash paid for income taxes                              2,770,303      3,111,113      4,260,921       4,493,987
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                 -             26,381          3,451          36,634


          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at September 30, 1996 and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1996, and the results of operations and cash flows for the period then ended, have been included. The results for the periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1996, included in the Company's 1996 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):


                                                            Three months                      Six months
                                                         ended September 30,              ended September 30,
                                                         1996           1995             1996            1995

         Balance at beginning of period           $    5,230,171       4,612,166        5,006,703      4,363,612
         Provision for loan losses                     3,027,989       2,526,397        5,273,654      4,165,577
         Loan losses                                  (2,996,724)     (2,201,285)      (5,212,542)    (3,691,757)
         Recoveries                                      195,325          89,933          388,946        189,779
                                                     -----------      ----------       ----------     ----------
         Balance at end of period                 $    5,456,761       5,027,211        5,456,761     5,027,211
                                                     ===========       =========       ==========     =========



NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

     The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended September 30, 1996 and 1995 (unaudited):


                                                       Three Months Ended                  Six Months Ended
                                                          September 30,                      September 30,
                                                   --------------------------         --------------------
                                                     1996              1995             1996              1995
                                                   ---------         --------         ---------         ------
Sales and system-support                         $   431,925        2,437,821           938,024        3,944,158
Cost of sales                                         90,285        1,220,131           216,957        2,276,452
                                                  ----------       ----------        ----------       ----------
     Net margin (included in other income)           341,640        1,217,690           721,067        1,667,706
                                                  ----------       ----------        ----------       ----------
General and administrative expenses
     Personnel                                       250,465          225,513           526,053          463,335
     Occupancy and equipment                          68,024           66,910           133,759          126,549
     Advertising                                     (1,029)              250             3,042            2,284
     Amortization of intangibles                       7,189            7,188            14,378           14,376
     Other                                            41,921           50,399            91,198          112,292
                                                   ---------         --------         ---------         --------
                                                     366,570          350,260           768,430          718,836
Interest expense                                       -                  892             -                7,478
                                                   ---------         --------         ---------         --------
Net income (loss) before income taxes            $  (24,930)          866,538          (47,363)          941,392
                                                   =========         ========         =========         ========

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


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):



                                                                     Three months             Six months
                                                                  ended September 30,     ended September 30,
                                                                  1996          1995      1996        1995
                                                                            (Dollars in thousands)
         Average gross loans receivable (1)                     $ 106,173      95,684     103,943      93,054
         Average loans receivable (2)                              83,175      75,715      81,682      73,699

         Expenses as a % of total revenue:
              Provision for loan losses                             16.8%       14.5%       14.9%       12.5%
              General and administrative                            61.1%       57.5%       62.3%       60.0%
              Total interest expense                                 5.5%        5.3%        5.3%        5.2%

         Operating margin (3)                                       22.1%       28.0%       22.7%       27.4%

         Return on average assets (annualized)                       8.3%       11.5%        8.7%       11.0%

         Offices opened or acquired, net                                9           1          24          31
         Total offices (at period end)                                306         275         306         275



(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues.


Comparison of Three Months Ended September 30, 1996, Versus
Three Months Ended September 30, 1995

     Net income amounted to $1,931,000 for the three months ended September 30, 1996, a 23.7% decrease over the $2,530,000 earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $893,000, or 18.4%, combined with a slight increase in interest expense and offset by a decrease in income taxes.

     Interest and fee income for the quarter ended September 30, 1996, increased by $1,474,000, or 10.1%, over the same period of the prior year. This increase resulted from a $7.5 million increase, or 9.9%, in average loans receivable over the two corresponding periods. The Company continues to be affected by the slower than historical growth rates in its loan portfolio, which is a carry forward from the disappointing prior holiday season (December 1995) which is extremely crucial to the Company's growth each year. Insurance commissions and other income decreased by $871,000, or 31.9%, during the quarter ended September 30, 1996, when compared to the same quarter of the prior year. This decrease was due primarily to the decrease of gross profit on sales from ParaData, the Company's computer subsidiary, which is not expected to repeat the contribution to overall earnings that it made during fiscal 1996. Net revenues from ParaData amounted to $342,000 for the three months ended September 30, 1996, compared to $1,218,000 for the same period of the prior year.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended September 30, 1996, Versus
Three Months Ended September 30, 1995, continued

     Total revenues amounted to $18.0 million during the quarter ended September 30, 1996, representing a 3.5% increase over the $17.4 million in total revenues for the same quarter of the prior year. Revenues from the 244 offices open throughout both three-month periods increased by approximately 5.2%. At September 30, 1996, the Company had 306 offices in operation, an increase of 9 offices during the current quarter, and 24 offices since the beginning of the fiscal year.

     The provision for loan losses in the quarter ended September 30, 1996, increased by $502,000, or 19.9%, over the same period of the prior year. This increase resulted from a combination of increases in both the general allowance for loan losses as well as the amount of loans charged off. Net charge-offs for the current quarter amounted to $2,801,000, an increase of $690,000, or 32.7% over the amount charged off during the quarter ended September 1995. The large increase in charge-offs is partially a result of increasing loans outstanding, as well as an increase in the overall levels of loans charged off. Management believes that the Company's recent experience with charge-offs is consistent with a national trend toward increased consumer defaults and bankruptcies. Management is monitoring the Company's delinquencies and charge-offs closely and is considering a number of attentive actions, including without limitation tightening credit standards for small loans and increasing collection efforts. Until the Company's delinquencies and charge-offs return to historical levels, management expects this trend of higher charge-offs to negatively affect the results of operations of the Company's small loan business.

     General and administrative expenses for the quarter ended September 30, 1996, increased by $995,000, or 9.9%, over the same quarter of fiscal 1995. This increase resulted primarily from the additional expenses associated with the 31 new offices opened or acquired between September 30, 1995, and September 30, 1996. Excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices remained level when comparing the two periods.

     Interest expense increased by $80,000, or 8.7%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt outstanding primarily due to the funds used in conjunction with the stock repurchase program. Through September 30, 1996, the Company has repurchased 1,351,000 share of its common stock for a total cost of approximately $12 million.

     The effective income tax rate decreased slightly to 35.0% during the quarter ended September 30, 1996, from 35.9% during the prior year quarter as a result of a corporate reorganization which reduced state income taxes.


Comparison of Six Months Ended September 30, 1996,
Versus Six Months Ended September 30, 1995

     For the six-month period ended September 30, 1996, net income amounted to $4.0 million, a decrease of $743,000, or 15.7%, from the corresponding six-month period of the prior year. Operating income decreased by $1,097,000, or 12.0%, over the two periods. This decrease combined with an increase in interest expense was offset by a decrease in income taxes.

     Total revenues amounted to $35.3 million during the current six-month period, an increase of $2.0 million, or 6.2%, over the prior-year period. This increase resulted from an increase in interest and fee income of 10.1% offset by a reduction in insurance and other income of 18.0%. Revenues from the 244 offices open throughout both six-month periods increased approximately 3.5%.

     Interest and fee income rose by $2.9 million, or 10.1% during the two corresponding six-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $81.7 million during the six months ended September 30, 1996, representing a 10.8% increase over the average balances of the prior year. The decrease in other income resulted primarily from a reduction in the net revenues from ParaData of $947,000 (see page 7).

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Six Months Ended September 30, 1996,
Versus Six Months Ended September 30, 1995, continued

     The provision for loan losses increased by $1,108,000, or 26.6% during the current six-month period when compared to the same period of fiscal 1996. This increase resulted in an increase in the general reserve for loan losses which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $1,322,000, or 37.7%, when comparing the two six-month periods. As a percentage of average loans, this represented an increase to 11.8% during the current six-month period compared to 9.5% for the same period of the prior fiscal year. The increase in delinquencies and loan losses during the six-month periods resulted in large part from the trend discussed above.

     General and administrative expenses increased by $2,037,289, or 10.2%, during the most recent six-month period. As a percentage of total revenues, these expenses increased from 60.0% during the prior year six-month period to 62.3% during the current period. This increase resulted from the additional offices opened or acquired during the past year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, decreased by .9% when comparing the two six-month periods.

     Interest expense increased by approximately $160,000 during the current six-month period as a result of the increase in the level of debt outstanding primarily due to the funds used to repurchase the Company's common stock.

     The effective income tax rate decreased slightly to 35.0% during the six months ended September 30, 1996, from 36.0% for the same period ended September 30, 1995, as a result of certain state tax benefits resulting from a corporate reorganization.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, the overall growth of loans outstanding, the repayment of existing debt, and ongoing repurchases of its common stock under the stock repurchase program.

         The Company has a $50.0 million revolving credit agreement and $16.0 million of senior term notes outstanding with institutional lenders. The term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1996). The revolving credit facility expires on November 30, 1998, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At September 30, 1996, the interest rate under the revolving credit facility was 7.13%, and the Company's outstanding balance under this facility was $34.6 million, leaving $15.4 million in borrowing availability under existing borrowing base limitations, which are based on eligible loans receivable. The revolving credit facility also provides for an additional $10.0 million in availability for the period November 15, 1996 through March 15, 1997, to insure that adequate funds are available to fund the anticipated loan growth during the Company's traditional busy season. Borrowings under the revolving credit agreement and the term notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the initial principal payment due under the term notes as well as fund the expected costs of opening and operating new offices, including funding initial operating losses of new offices, and funding loans receivable originated by those offices and the Company's other offices and fund planned stock repurchases under the repurchase program.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


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


Quarterly Information and Seasonality

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


Legal Proceedings

     The Company is a party to certain legal proceedings.  See Part II, Item 1.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in an action, formerly pending in U.S. District Court in Georgia which has been transferred and consolidated with other pending actions under the caption In re American Insurance Company, "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U.S. District Court, District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, which result in alleged federal truth-in-lending, RICO and antitrust violations and state fraud, breach of contract and conversion violations, and seeks certification of a nationwide class of plaintiffs to recover money damages and injunctive relief. The complaint in this action was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that at least one of the settling defendants has agreed to change its non-file insurance practices. If the Company's non-file insurance practices are found to be invalid, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs or change its non-file insurance practices going forward, and the Company could experience a reduction in future income unless legislative reforms are enacted. The Company disputes the allegations made in the complaint, and intends to continue to defend itself vigorously. Although the Company is unable to predict with certainty the outcome of this litigation, management expects that it will not have a material adverse effect on the Company's financial position or results of operations.

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



Item 4.    Submission of Matters to a Vote of Securityholders

           (a)  The 1996 Annual Meeting of Shareholders was held on August 7,
                1996.

           (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

           (c) At the 1996 Annual Meeting of Shareholders, the following four matters were voted upon and passed. The tabulation of votes was:

                (1) The election of seven Directors to serve until the 1997 Annual Meeting of Shareholders:



                                                               VOTES IN FAVOR              WITHHOLD AUTHORITY
                                                          IN PERSON      AS PROXY        IN PERSON      AS PROXY
                    Ken R. Bramlett, Jr.                                 17,038,182                  66,353
                                                       --------------  ------------ -------------- --------
                    James R. Gilreath                                    16,450,302                  654,233
                                                       --------------  ------------ -------------- ---------
                    William S. Hummers III                               17,095,652                  8,883
                                                       --------------  ------------ -------------- -------
                    A. Alexander McLean III                              17,037,602                  66,933
                                                       --------------  ------------ -------------- --------
                    R. Harold Owens                                      17,037,662                  66,873
                                                       --------------  ------------ -------------- --------
                    Charles D. Walters                                   17,037,632                  66,903
                                                       --------------  ------------ -------------- --------
                    Charles D. Way                                       17,095,502                  9,033
                                                       --------------  ------------ -------------- --------


                          (2)The ratification of the selection of KPMG Peat
                    Marwick as Independent Auditors:


                                VOTES IN FAVOR                  VOTES AGAINST                  ABSTENTIONS
                           IN PERSON       AS PROXY       IN PERSON      AS PROXY        IN PERSON      AS PROXY
                                          17,082,218                   15,317                        7,000
                         -------------  ------------ --------------- -------------- --------------- -------------


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

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WORLD ACCEPTANCE CORPORATION



Dated:  November 13, 1996                /s/ C. D. Walters
                                     ---------------------
                                     C. D. Walters, Chief Executive Officer


Dated:  November 13, 1996                /s/ A. A. McLean III
                                     ------------------------
                                     A. A. McLean III, Executive Vice President
                                     and Chief Financial Officer