Form 10-Q
period 1996-12-31
WORLD ACCEPTANCE CORP
filed 1997-02-13
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                                        or

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

                     (Check Mark)  Yes                          No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 13, 1997.

    Common Stock, no par value                   18,924,573
              (Class)                           (Outstanding)

                       This Filing contains 16 pages. The
                          Exhibit Index is on page 14.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                 PAGE

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of December 31,
              1996, and March 31, 1996                                                              3

              Consolidated Statements of Operations for the
              three-month periods and nine-month periods ended
              December 31, 1996, and December 31, 1995                                              4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 1996, and the nine-month
              period ended December 31, 1996                                                        5

              Consolidated Statements of Cash Flows for the
              three-month periods and nine-month periods ended
              December 31, 1996, and December 31, 1995                                              6

              Notes to Consolidated Financial Statements                                            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and nine-month periods ended December 31, 1996,
              and December 31, 1995                                                                 8


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                                     12

Item 2.       Changes in Securities                                                                 12

Item 4.       Submission of Matters to a Vote of Securityholders                                    12

Item 6.       Exhibits and Reports on Form 8-K                                                      14


SIGNATURES                                                                                          16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              December 31,              March 31,
                                                                                  1996                    1996
                                   ASSETS

Cash                                                                       $     2,012,177                1,693,747
Gross loans receivable                                                         128,182,433               99,425,915
Less:
     Unearned interest and fees                                                (28,140,285)             (19,802,649)
     Allowance for loan losses                                                  (6,673,409)              (5,006,703)
                                                                              -------------           --------------
         Loans receivable, net                                                  93,368,739               74,616,563
Property and equipment, net                                                      5,816,040                5,643,120
Other assets, net                                                                5,603,868                3,758,329
Intangible assets, net                                                           8,879,621                4,859,807
                                                                              ------------            -------------
                                                                           $   115,680,445               90,571,566
                                                                              ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                       72,500,000               37,750,000
     Other note payable                                                            482,000                  482,000
     Income taxes payable                                                        1,081,781                3,460,456
     Accounts payable and accrued expenses                                       5,974,197                3,999,442
                                                                                ----------            -------------
         Total liabilities                                                      80,037,978               45,691,898
                                                                                ----------            -------------

Shareholders' equity:
     Common stock, no par value                                                          -                        -
     Additional paid-in capital                                                    471,076               14,625,136
     Retained earnings                                                          35,171,391               30,254,532
                                                                              ------------            -------------
         Total shareholders' equity                                             35,642,467              44,879,668
                                                                              ------------            ------------
                                                                           $   115,680,445               90,571,566
                                                                              ============            =============





          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three months ended                  Nine months ended
                                                          December 31,                       December 31,
                                                 -------------------------------      -------------------------
                                                     1996               1995            1996               1995
                                                     ----               ----            ----               ----

Revenues:
   Interest and fee income                     $    17,031,185        15,175,756       48,469,268        43,719,455
   Insurance and other income                        2,137,419         2,877,093        6,000,378         7,586,227
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 19,168,604        18,052,849       54,469,646        51,305,682
                                                  ------------     -------------     ------------     -------------

Expenses:
   Provision for loan losses                         4,197,506         3,248,758        9,471,160         7,414,335
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                       7,127,302         6,376,761       20,689,992        18,751,747
     Occupancy and equipment                         1,216,175         1,079,243        3,712,325         3,172,902
     Data processing                                   241,368           214,685          762,329           712,165
     Advertising                                     1,293,840         1,172,715        2,377,548         2,012,691
     Amortization of intangible assets                 744,431           673,075        2,135,172         2,045,516
     Other                                           1,791,953         1,630,363        4,743,201         4,420,030
                                                  ------------     -------------     ------------     -------------
                                                    12,415,069        11,146,842       34,420,567        31,115,051
                                                  ------------     -------------     ------------     -------------

   Interest expense                                  1,137,686           898,709        3,014,060         2,614,889
                                                  ------------     -------------     ------------     -------------
        Total expenses                              17,750,261        15,294,309       46,905,787        41,144,275
                                                  ------------     -------------     ------------     -------------

Income before income taxes                           1,418,343         2,758,540        7,563,859        10,161,407

Income taxes                                           496,000         1,005,000        2,647,000         3,670,000
                                                  ------------     -------------     ------------     -------------

Net income                                     $       922,343         1,753,540        4,916,859         6,491,407
                                                  ============     =============     ============     =============

Earnings per common share:
     Primary                                   $           .05               .08              .25               .30
                                                  ============     =============     ============     =============
     Fully diluted                             $           .05               .08              .25               .30
                                                  ============     =============     ============     =============

Weighted average common shares outstanding:
     Primary                                        19,295,278        21,661,091       20,064,070        21,661,138
                                                  ============     =============     ============     =============
     Fully diluted                                  19,324,947        21,782,091       20,073,959        21,743,206
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                         Additional
                                                                           Paid-in         Retained
                                                                           Capital         Earnings        Total
Balances at March 31, 1995                                            $  16,059,492     19,698,474      35,757,966

Proceeds from exercise of stock options (45,000 shares),
     including tax benefit of $124,140                                       326,168            -           326,168
Common stock repurchases (176,000 shares)                                 (1,760,524)           -        (1,760,524)
Net income                                                                    -          10,556,058      10,556,058
                                                                         -----------    -----------     -----------

Balances at March 31, 1996                                        $       14,625,136     30,254,532      44,879,668

Proceeds from exercise of stock options (25,500 shares),
     including tax benefit of $30,397                                        104,778            -           104,778
Common stock repurchases (1,810,000 shares)                              (14,258,838)           -       (14,258,838)
Net income                                                                    -           4,916,859       4,916,859
                                                                         -----------    -----------     -----------

Balances at December 31, 1996                                     $          471,076     35,171,391      35,642,467
                                                                         ===========     ==========      ==========








          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three months ended             Nine months ended
                                                                 December 31,                  December 31,
                                                          --------------------------      -------------------
                                                             1996             1995          1996            1995
                                                             ----             ----          ----            ----

Cash flows from operating activities:
    Net income                                        $       922,343      1,753,540      4,916,859       6,491,407
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            4,197,506      3,248,758      9,471,160       7,414,335
       Amortization of intangible assets                      744,431        673,075      2,135,172       2,045,516
       Amortization of loan costs and discounts                42,610         22,587         59,030          77,843
       Depreciation                                           332,763        268,112        976,197         772,781
       Change in accounts:
          Other assets, net                                (1,499,957)        16,083     (1,904,569)     (1,626,832)
          Income taxes payable                               (241,808)      (604,953)    (2,348,278)     (2,433,940)
          Accounts payable and accrued expenses             1,639,713      1,498,737      1,974,755       2,023,939
                                                          -----------    -----------    -----------     -----------

              Net cash provided by operating activities     6,137,601      6,875,939     15,280,326      14,765,049
                                                          -----------    -----------    -----------     -----------

Cash flows from investing activities:
    Increase in loans, net                                (10,250,834)   (11,392,836)   (19,644,004)    (21,184,495)
    Net assets acquired from office acquisitions,
       primarily loans                                     (7,805,663)      (297,610)    (8,653,604)       (468,750)
    Costs of organizing new subsidiary                          -               -             -             (96,360)
    Purchases of premises and equipment                       (38,309)      (912,676)    (1,074,845)     (1,711,584)
    Purchases of intangible assets                         (5,510,653)      (102,500)    (6,154,986)       (197,500)
                                                          ------------   -----------    ------------    -----------

              Net cash used by investing activities       (23,605,459)   (12,705,622)   (35,527,439)    (23,658,689)
                                                           ----------    -----------     ----------      ----------

Cash flows from financing activities:
    Proceeds of senior notes payable, net                  25,900,000      9,250,000     38,750,000      13,000,000
    Repayment of senior term notes                         (4,000,000)   (4,000,000)    (4,000,000)      (4,000,000)
    Proceeds from exercise of stock options                    70,001        140,618         74,381         191,808
    Repurchase of common stock                             (4,048,130)          -       (14,258,838)          -
                                                          -----------    -----------    -----------         -------

              Net cash provided by financing activities   17,921,821     5,390,618       20,565,543       9,191,808
                                                          ----------    ------------    -----------     -----------

Increase (decrease) in cash                                   454,013       (439,065)       318,430         298,168

Cash, beginning of period                                   1,558,164      1,928,932      1,693,747       1,191,699
                                                          -----------    -----------    -----------     -----------

Cash, end of period                                   $     2,012,177      1,489,867      2,012,177       1,489,867
                                                          ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                    $     1,371,235      1,218,210      3,079,396       2,812,233
    Cash paid for income taxes                                734,357      1,609,953      4,995,278       6,103,940
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                26,946         77,710         30,397         114,344


          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at December 31, 1996 and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 1996, and the results of operations and cash flows for the period then ended, have been included. The results for the periods ended December 31, 1996, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1996, included in the Company's 1996 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                            Three months                      Nine months
                                                         ended December 31,               ended December 31,
                                                         1996           1995             1996            1995

         Balance at beginning of period           $    5,456,761       5,027,211        5,006,703      4,363,612
         Provision for loan losses                     4,197,506       3,248,758        9,471,160      7,414,335
         Loan losses                                  (3,905,511)     (2,983,787)      (9,159,691)    (6,680,554)
         Recoveries                                      184,254         299,272          573,200        489,051
         Allowance on acquired loans                     740,399          13,905          782,037         18,915
                                                     -----------      ----------       ----------     ----------
         Balance at end of period                 $    6,673,409       5,605,359       6,673,409       5,605,359
                                                     ===========       =========       ==========      =========


NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

     The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended December 31, 1996 and 1995:

                                                       Three Months Ended                  Nine Months Ended
                                                          December 31,                       December 31,
                                                   --------------------------         -------------------
                                                     1996              1995             1996              1995
                                                   ---------         --------         ---------         ------

Sales and system-support                         $   441,949       1,749,909          1,379,973        5,694,067
Cost of sales                                         36,627          574,180           253,584        2,850,632
                                                  ----------       ----------        ----------       ----------
     Net margin (included in other income)           405,322        1,175,729         1,126,389        2,843,435
                                                  ----------       ----------        ----------        ---------
General and administrative expenses
     Personnel                                       259,639          269,837           785,692          733,172
     Occupancy and equipment                          67,849           64,355           201,608          190,904
     Advertising                                       2,921             -                5,963            2,284
     Amortization of intangibles                       7,189            7,189            21,567           21,565
     Other                                            40,742           64,222           131,940          176,514
                                                   ---------         --------         ---------         --------
                                                     378,340          405,603         1,146,770        1,124,439
Interest expense                                       -                1,527             -                9,005
                                                   ---------         --------         ---------         --------
Net income (loss) before income taxes            $  (26,982)          768,599          (20,381)        1,709,991
                                                   =========         ========         =========       ==========

NOTE 4 - ACQUISITIONS

     On December 2, 1996, the Company acquired Personal Credit Plan, Inc. for $7.2 million in cash. The Company acquired assets totaling approximately $8.2 million and assumed liabilities totaling approximately $6.4 million. Intangible assets and goodwill resulting from the acquisition were approximately $5.5 million.

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


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                                     Three months             Nine months
                                                                  ended December 31,       ended December 31,
                                                                  1996          1995      1996        1995
                                                                            (Dollars in thousands)

         Average gross loans receivable (1)                     $ 111,991     101,061     106,789      95,811
         Average loans receivable (2)                              87,291      80,001      83,666      75,866

         Expenses as a % of total revenue:
              Provision for loan losses                             21.9%       18.0%       17.4%       14.5%
              General and administrative                            64.8%       61.7%       63.2%       60.6%
              Total interest expense                                 5.9%        5.0%        5.5%        5.1%

         Operating margin (3)                                       13.3%       20.3%       19.4%       24.9%

         Return on average assets (annualized)                       3.6%        7.6%        6.7%        9.7%

         Offices opened or acquired, net                               36           1          60          32
         Total offices (at period end)                                342         276         342         276



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


Comparison of Three Months Ended December 31, 1996, Versus
Three Months Ended December 31, 1995

     Net income amounted to $922,000 for the three months ended December 31, 1996, a 47.4% decrease from the $1,754,000 earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $1,101,000, or 30.1%, combined with a slight increase in interest expense and offset by a decrease in income taxes.

     Interest and fee income for the quarter ended December 31, 1996, increased by $1,855,000, or 12.2%, over the same period of the prior year. This increase resulted from a $7.3 million increase, or 9.1%, in average loans receivable over the two corresponding periods. Insurance commissions and other income decreased by $740,000, or 25.7%, during the quarter ended December 31, 1996, when compared to the same quarter of the prior year. This decrease was due primarily to the decrease of gross profit on sales from ParaData, the Company's computer subsidiary, which is not expected to repeat the contribution to overall earnings that it made during fiscal 1996. Net revenues from ParaData amounted to $405,000 for the three months ended December 31, 1996, compared to $1,176,000 for the same period of the prior year.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended December 31, 1996, Versus
Three Months Ended December 31, 1995, continued

     Total revenues amounted to $19.2 million during the quarter ended December 31, 1996, representing a 6.2% increase over the $18.1 million in total revenues for the same quarter of the prior year. Revenues from the 244 offices open throughout both three-month periods remained level when comparing the two periods. At December 31, 1996, the Company had 346 offices in operation, an increase of 36 offices during the current quarter, and 60 offices since the beginning of the fiscal year.

     The provision for loan losses in the quarter ended December 31, 1996, increased by $949,000, or 29.2%, over the same period of the prior year. This increase resulted from a combination of increases in both the general allowance for loan losses as well as the amount of loans charged off. Net charge-offs for the current quarter amounted to $3,721,000, an increase of $1,037,000, or 38.6% over the amount charged off during the quarter ended December 1995. The increase in charge-offs is partially a result of increasing loans outstanding, as well as an increase in the overall levels of loans charged off. Management believes that the Company's recent experience with charge-offs is consistent with a national trend toward increased consumer defaults and bankruptcies. Management is monitoring the Company's delinquencies and charge-offs closely and is considering a number of attentive actions, including without limitation tightening credit standards for small loans and increasing collection efforts. Until the Company's delinquencies and charge-offs return to historical levels, management expects this trend of higher charge-offs to negatively affect the results of operations of the Company's small loan business.

     General and administrative expenses for the quarter ended December 31, 1996, increased by $1,268,000, or 11.4%, over the same quarter of fiscal 1995. This increase resulted primarily from the additional expenses associated with the 66 new offices opened or acquired between December 31, 1995, and December 31, 1996. Excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices decreased by 2.0% when comparing the two periods.

     Interest expense increased by $239,000, or 26.6%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt outstanding primarily due to the funds used in conjunction with the stock repurchase program as well as the overall growth both internally and through acquisitions during the past year. Through December 31, 1996, the Company has repurchased 1,986,000 shares of its common stock for a total cost of approximately $16 million.

     The effective income tax rate decreased slightly to 35.0% during the quarter ended December 31, 1996, from 36.4% during the prior year quarter as a result of a corporate reorganization which reduced state income taxes.


Comparison of Nine Months Ended December 31, 1996,
Versus Nine Months Ended December 31, 1995

     For the nine-month period ended December 31, 1996, net income amounted to $4.9 million, a decrease of $1.6 million, or 24.3%, from the corresponding nine-month period of the prior year. Operating income decreased by $2.2 million, or 17.2%, over the two periods. This decrease combined with an increase in interest expense was offset by a decrease in income taxes.

     Total revenues amounted to $54.5 million during the current nine-month period, an increase of $3.2 million, or 6.2%, over the prior-year period. This increase resulted from an increase in interest and fee income of 10.9% offset by a reduction in insurance and other income of 20.9%. Revenues from the 244 offices open throughout both nine-month periods increased approximately 1.3%.

     Interest and fee income rose by $4.7 million, or 10.9% during the two corresponding nine-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $83.7 million during the nine months ended December 31, 1996, representing a 10.3% increase over the average balances of the prior year. The decrease in other income resulted primarily from a reduction in the net revenues from ParaData of $1,717,000 (see
Note 3, page 7).

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Nine Months Ended December 31, 1996,
Versus Nine Months Ended December 31, 1995, continued

     The provision for loan losses increased by $2,057,000, or 27.7% during the current nine-month period when compared to the same period of fiscal 1996. This increase resulted in an increase in the general reserve for loan losses which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $2,395,000, or 38.7%, when comparing the two nine-month periods. As a percentage of average loans, this represented an increase to 13.7% during the current nine-month period compared to 11.8% for the same period of the prior fiscal year. The increase in delinquencies and loan losses during the six-month periods resulted in large part from the trend discussed above.

     General and administrative expenses increased by $3,306,000, or 10.6%, during the most recent nine-month period. As a percentage of total revenues, these expenses increased from 60.6% during the prior year nine-month period to 63.2% during the current period. This increase resulted from the additional offices opened or acquired during the past year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, decreased by 1.4% when comparing the two nine-month periods.

     Interest expense increased by approximately $399,000 during the current nine-month period as a result of the increase in the level of debt outstanding primarily due to the funds used to repurchase the Company's common stock.

     The effective income tax rate decreased slightly to 35.0% during the nine months ended December 31, 1996, from 36.1% for the same period ended December 31, 1995, as a result of a reduction of certain state income taxes resulting from a corporate reorganization.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, the overall growth of loans outstanding, and the repayment of existing debt.

         The Company has a $75.0 million revolving credit agreement and $12.0 million of senior term notes outstanding with institutional lenders. The term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1997). The revolving credit facility is made up of a $50 million permanent line which expires on November 30, 1998, and a $25 million temporary line which expires on April 15, 1997. These lines bear interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At December 31, 1996, the interest rate under the revolving credit facility was 7.27%, and the Company's outstanding balance under this facility was $60.5 million, leaving $3.9 million in borrowing availability under existing borrowing base limitations, which are based on eligible loans receivable. The Company is currently in negotiations with its lenders to extend the temporary line or restructure its lending arrangement to insure the adequate availability of funds to fulfill all of its funding requirements. The Company anticipates that the restructuring will be completed by the end of the current fiscal year. Borrowings under the revolving credit agreement and the term notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund principal payments due under the term notes as well as fund the expected costs of opening and operating new offices, including funding initial operating losses of new offices, and funding loans receivable originated by those offices and the Company's other offices.
                                       10

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a consolidated action, currently pending in U.S. District Court in Alabama under the caption In re American Insurance Company, "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U.S. District Court, District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, which result in alleged federal truth-in-lending, RICO and antitrust violations and state fraud, breach of contract and conversion violations, and seeks certification of a nationwide class of plaintiffs to recover money damages and injunctive relief. The complaint in this action was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that at least one of the settling defendants has agreed to change its non-file insurance practices. If the Company's non-file insurance practices are found to be invalid, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs or change its non-file insurance practices going forward, and the Company could experience a reduction in future income unless legislative reforms are enacted. The Company disputes the allegations made in the complaint, and intends to continue to defend itself vigorously. Although the Company is unable to predict with certainty the outcome of this litigation, management expects that it will not have a material adverse effect on the Company's financial position or results of operations.

           Management's statement of expectation about the outcome of this litigation should be deemed a forward-looking statement, within the meaning of Section 27A of the Security Exchange Act of 1934, and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertainties and assumptions based on the preliminary nature of the case and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of this litigation could differ materially from management's expectation.

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

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WORLD ACCEPTANCE CORPORATION



Dated:  February 13, 1997            /s/ C. D. Walters
                                 ---------------------
                                 C. D. Walters, Chief Executive Officer


Dated:  February 13, 1997            /s/ A. A. McLean III
                                 ------------------------
                                 A. A. McLean III, Executive Vice President
                                 and Chief Financial Officer