Form 10-K
period 1997-03-31
WORLD ACCEPTANCE CORP
filed 1997-06-30
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For this transition period from _______________ to ________________

                         Commission file number 0-19599

                                WORLD ACCEPTANCE
                                  CORPORATION

             (Exact name of registrant as specified in its charter)

        South Carolina                                  570425114
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
     108 Frederick Street
 Greenville, South Carolina                               29607
(Address of principal executive offices)               (Zip Code)

                                 (864) 298-9800
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value

                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The agregate market value of voting stock held by non-affiliates of the registrant as of June 10, 1997, computed by reference to the closing sale price on such date, was $. As of the same date, 18,946,573 shares of Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's 1997 Annual Report ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1997 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                          WORLD ACCEPTANCE CORPORATION
                                Form 10-K Report


                                Table of Contents


Item No.                                                                       Page
--------                                                                       ----
                                     PART I

  1.    Description of Business                                                  1

  2.    Properties                                                               8

  3.    Legal Proceedings                                                        8

  4.    Submission of Matters to a Vote of Security Holders                      9


                                  PART II

  5.    Market for Registrant's Common Equity and Related Stockholder Matters    9

  6.    Selected Financial Data                                                  9

  7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                               9

  8.    Financial Statements and Supplementary Data                             10

  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                              10


                                 PART III

  10.   Directors and Executive Officers of the Registrant                      10

  11.   Executive Compensation                                                  10

  12.   Security Ownership of Certain Beneficial Owners and Management          10

  13.   Certain Relationships and Related Transactions                          10


                                  PART IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K         11

Introduction

     World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in nine states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 1997" are to the Company's fiscal year ended March 31, 1997.


                                     PART I.


Item 1.   Description of Business.

     General. The Company is engaged in the small-loan consumer finance business, offering short-term loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $1350 through 348 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, and New Mexico as of June 20, 1997. The Company targets individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards. The Company's customers typically use their loans to meet temporary or unanticipated cash needs, such as holiday gift purchases, car repairs, medical bills and back-to-school needs.

     Small-loan consumer finance companies operate in a highly structured regulatory environment. Consumer loan offices are individually licensed under state laws, which establish allowable interest rates, fees and other charges on small loans made to consumers and, in many states, the maximum principal amounts and maturities of these loans. The Company believes that virtually all participants in the small-loan consumer finance industry charge the maximum rates permitted under applicable state laws.

     The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry. Small-loan consumer finance companies generally make loans to individuals of up to $1,000 with maturities of one year or less. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or refinancing of loans. By contrast, commercial banks, savings and loans and other consumer finance businesses typically make loans of more than $1,000 with maturities of more than one year. Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies. As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies. Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

     The lending activities of small-loan consumer finance companies also differ from those of pawnshops. Pawnshops generally make smaller loans with shorter original maturities than small-loan consumer finance companies. Pawnshops also extend loans based exclusively on the assessed value of the personal property that is pledged to secure their loans rather than on the personal creditworthiness of the borrower. Pawnshops experience default or forfeiture rates on their loans that are significantly greater than those experienced by small-loan consumer finance companies and, as a result, derive a large portion of their revenues from the sale of forfeited collateral in the ordinary course of their operations.

     Expansion. The Company opened or acquired 54 new offices (net) during fiscal 1997. The Company plans to open or acquire at least 30 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

     The Company's expansion is also dependent upon its ability to identify attractive locations for new offices and hire suitable personnel to staff, manage and supervise new offices. In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel to staff, manage and supervise the new offices. The Company generally locates new offices in communities already served by at least one small-loan consumer finance company.

     The small-loan consumer finance industry is highly fragmented in the nine states in which the Company currently operates. The Company believes that its competitors in these markets are principally local operations with fewer than 20 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

     The following table sets forth the number of offices of the Company at the dates indicated:

                                                     At March 31,
                      ------------------------------------------------------------------------------
                                                                                         At June 20,
State                 1991      1992      1993     1994       1995      1996      1997      1997
-----                 ----      ----      ----     ----       ----      ----      ----      ----
South Carolina         52        52        53        56         59       62        68        68
Georgia                31        34        35        35         38       39        45        47
Texas                  58        62        66        81         93      104       131       131
Oklahoma               21        23        27        31         33       39        40        39
Louisiana(1)            -         5        10        12         15       20        18        18
Tennessee(2)            -         -         -         2          6       18        24        28
Illinois(3)             -         -         -         -          -        -         3         4
Missouri(4)             -         -         -         -          -        -         1         7
New Mexico(5)           -         -         -         -          -        -         6         6
                      ---      ----      ----     -----      -----     ----       ---      ----
Total                 162       176       191       217        244      282       336       348
                      ===       ===       ===      ====        ===      ===       ===      ====

----------
(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.

     Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 1997 the Company's average originated loan size and term were approximately $473 and eight months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 1997, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 40% to 201% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

     Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law. Statutes in Texas, Oklahoma and South Carolina allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees, monthly handling charges and, in South Carolina, Georgia, Louisiana and Tennessee, non-file fees, which are collected by the Company and paid as premiums to an unaffiliated insurance company for non-recording insurance.

     The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health and credit property insurance in connection with its loans in states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provide for repayment of loan installments to the lender that come due during the insured's period of involuntary unemployment resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in South Carolina, Georgia and Tennessee, and encourages customers to obtain credit insurance for loans originated in Louisiana. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

     In fiscal 1994 the Company began marketing automobile club memberships to its borrowers in Georgia, Tennessee and Louisiana as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers. In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, and South Carolina and plans to introduce the program in Louisiana in the fall of 1997. Borrowers participating in this program can purchase a product from a catalog available at a branch office and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the manufacturers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.

     Loan  Activity  and  Seasonality.   The  following  table  sets  forth  the
composition of the Company's gross loans receivable by state at March 31 of each year from 1991 through 1997.

                                      At March 31,
                  ----------------------------------------------------
    State         1991    1992    1993    1994    1995    1996    1997
    -----         ----    ----    ----    ----    ----    ----    ----

South Carolina     40%     38%     37%     37%     35%     33%     26%
Georgia            13      13      14      14      13      13      13
Texas              39      39      38      38      38      35      39
Oklahoma            8       8       8       7       7       8       7
Louisiana(1)       --       2       3       3       4       5       3
Tennessee(2)       --      --      --       1       3       6      10
Illinois(3)        --      --      --      --      --      --      --
Missouri(4)        --      --      --      --      --      --      --
New Mexico(5)      --      --      --      --      --      --       2
                  ---     ---     ---     ---     ---     ---     ---
   Total          100%    100%    100%    100%    100%    100%    100%
                  ===     ===     ===     ===     ===     ===     ===
----------
(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.

     The following table sets forth the total number of loans and the average loan balance by state at March 31, 1997.

                                                 Total
                                                 Number       Average Gross Loan
                                                of Loans            Balance
                                                --------            -------
     South Carolina.........................      69,871             $428
     Georgia................................      35,594              420
     Texas..................................     122,016              362
     Oklahoma...............................      21,873              345
     Louisiana..............................      10,592              377
     Tennessee..............................      20,593              522
     Illinois...............................         375              361
     Missouri...............................         469              258
     New Mexico.............................       5,331              366
                                                 -------
         Total..............................     286,714
                                                 =======

     The Company's highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results from the Company's third fiscal quarter are generally significantly lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

     Lending and Collection Operations. The Company seeks to provide short-term loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment, duration of residence and prior credit experience. Loans are made to individuals on the basis of the customer's discretionary income and other factors and are limited to amounts that the customer can reasonably be expected to repay from that income. All of the Company's new customers are required to complete standardized credit applications in person or by telephone at local Company offices. Each of the Company's local offices is equipped to perform immediate background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's employment and credit histories through telephone checks with employers, other employment references and a variety of credit services. Each new customer is required to submit a listing of personal property that will be pledged as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resort to collateral. The Company believes that it generally approves less than 50% of applications for loans to new customers.

     The Company believes that the development and continual reinforcement of personal relationships with customers improve the Company's ability to monitor their creditworthiness, reduce credit risk and generate repeat loans. It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after two or three payments. In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

     In fiscal 1997 approximately 91% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The refinancing of loans increases the Company's returns because the Company is generally permitted to charge the full amount of fees, premiums and other charges collected on the existing loans. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 1995, 1996 and 1997, the percentages of the Company's loan originations that were refinancings of existing loans were 79.5%, 80.0%, and 81.8% respectively.

     The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses.

     To reduce late payment risk, local office staff encourage customers to inform the Company in advance of expected payment problems. Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer's residence or place of employment until payment is received or some other resolution is reached. When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's office to make payment. Company employees are instructed not to accept payment outside of the Company's offices except in unusual circumstances. In Georgia and Oklahoma, the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

     Insurance-related Operations. In Georgia, Louisiana, South Carolina and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

     The Company has a wholly owned captive insurance subsidiary, which reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 1997, the captive insurance subsidiary reinsured less than 15% of the credit insurance sold by the Company and contributed approximately $674,000 to the Company's total revenues.

     The Company typically does not perfect its security interest in collateral securing its loans by filing Uniform Commercial Code financing statements. Statutes in Georgia, Louisiana, South Carolina and Tennessee permit the Company to charge a non-file or non-recording insurance fee in connection with loans originated in these states. These fees are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company. Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral pledged to secure the loans.

     Monitoring and Supervision. The Company's loan operations are organized into Eastern and Western Divisions, with the Eastern Division consisting of South Carolina, Georgia, Tennessee and Illinois and the Western Division consisting of Louisiana, Texas, Oklahoma, Missouri and New Mexico. Several levels of management monitor and supervise the operations of each of the Company's offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

     Senior management receives daily delinquency reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once every nine months, each office undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and federal and state laws and regulations.

     In fiscal 1994 the Company converted all of its loan offices to a new computer system following its acquisition of Paradata Financial Systems, Inc., a small software company located near St. Louis, Missouri. This system uses a proprietary data processing software package developed by Paradata, and has enabled the Company to fully automate all loan account processing and collection reporting. The system also provides significantly enhanced management information and control capabilities. The Company also markets the system to other finance companies, but there can be no assurance that revenues from sales of the system to third parties will be material.

     Staff and Training. Local offices are generally staffed with three employees. The branch manager supervises operations of the office and is responsible for approving all loan applications. Each office generally has one assistant manager, who contacts delinquent customers, reviews loan applications and prepares operational reports and one service representative, who takes and processes loan applications and payments and assists in the preparation of operational reports. Large offices may employ additional assistant managers and service representatives.

     New employees are required to review a detailed training manual that outlines the Company's operating policies and procedures. The Company tests each employee on the training manual during the first year of employment. In addition, each branch provides in-office training sessions once every week and training sessions outside the office for one full day every two months.

     Compensation.  The Company  administers  a  performance-based  compensation program for all of its district supervisors and branch managers. The Company annually reviews the performance of branch managers and adjusts their base salaries based upon a number of factors, including office loan growth, delinquencies and profitability. Branch managers also receive incentive compensation based upon office profitability and delinquencies. In addition, branch managers are paid a cash bonus for training personnel who are promoted to branch manager positions. Assistant managers and service representatives are paid a base salary and incentive compensation based primarily upon their office's loan volume and delinquency ratio.

     Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 1997, advertising expenses were approximately 3.8% of total revenues.

     Competition. The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are local operators with fewer than 20 offices. Pawnshops also provide competition in most of the communities served by the Company. The Company believes that it is one of only two large small-loan consumer finance companies in the states in which it currently operates. Management believes that the Company's largest competitor is Security Finance Corporation, which has more than 500 offices, including offices in each of the six states in which the Company currently operates its lending business. Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $1,000.

     The Company believes that pricing is not an important competitive factor in the industry because most small-loan consumer finance companies charge the maximum interest rates and fees allowable under applicable state laws. The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community. The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.

     Most of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company. As a result, many customers borrow from more than one finance company, enabling the Company to obtain information on the credit history of specific customers from other consumer finance companies. The Company generally seeks to open new offices in communities already served by at least one other small-loan consumer finance company.

     Government Regulation. Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. Generally, state regulations also establish minimum capital requirements for each local office. State agency approval generally is required to open new branch offices. Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

     A Texas  regulation  requires  the  approval of the Texas  Consumer  Credit
Commissioner for the acquisition, directly or indirectly, of more than 10% of the voting or common stock of a consumer finance company. A Louisiana statute prohibits any person from acquiring control of 50% or more of the shares of stock of a licensed consumer lender, such as the Company, without first obtaining a license as a consumer lender. The overall effect of these laws, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of a nonregulated corporation.

     Each of the Company's branch offices is separately licensed under the laws of the state in which the office is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

     The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions and the Tennessee Department of Financial Institutions. These state regulatory agencies audit the Company's local offices from time to time and each state agency performs an annual compliance audit of the Company's operations in that state.

     The Company is also subject to state regulations governing insurance agents in the states in which it sells credit insurance. State insurance regulations require that insurance agents be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for such insurance. The Company's captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

     The Company is subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require the Company to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit
Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan. Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

     Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates. Although the Company is not aware of any pending or proposed legislation that would have a material adverse effect on the Company's business, there can be no assurance that future regulatory changes will not adversely affect the Company's lending practices, operations, profitability or prospects.

     Employees. As of March 31, 1996, the Company had approximately 1,154 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

     Executive Officers. The names and ages, positions, terms of office and periods of service of each of the Company's executive officers are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officers' death, resignation, retirement or removal.

     Name and Age                       Position                       Period of Service as Executive Officer
     ------------                       --------                       --------------------------------------
Charles D. Walters (58)         Chairman and Chief                   Chairman since July 1991; President since
                                Executive Officer; Director          July 1986; CEO since July 1991; Director
                                                                     since April 1989

R. Harold Owens (49)            President and Chief                  President since August 1996; Executive Vice
                                Operating Officer                    President since June 1995;
                                                                     Director since August 1995

A. Alexander McLean, III (45)   Executive Vice President; Chief      Executive Vice President since August 1996;
                                Financial Officer; Director          Senior Vice President since July 1992;
                                                                     CFO and Director since June 1989

Mark C. Roland (41)             Senior Vice President-Eastern        Since January 1996
                                Division


Item 2.  Properties.

     The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina and all of the furniture, fixtures and computer terminals located in each branch office. As of June 20, 1997, the Company had 348 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 1997, total lease expense was approximately $2.3 million, or an average of approximately $7,550 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.


Item 3.  Legal Proceedings.

     The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a consolidated action, currently pending in U. S. District Court in Alabama under the caption In re Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U. S . District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal truth-in-lending, RICO and antitrust violations. The complaint has been certified as a nationwide class action and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants has agreed to change its non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward, and the Company could experience a reduction in future income.

     The Company has been named as a defendant in an action, Turner v. World Acceptance Corp., pending in District Court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action was commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that World and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery has not commenced. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in Oklahoma. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. World intends to vigorously defend this action.

     Management's statement of expectation with respect to these litigation matters may be deemed a forward-looking statement, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertainties and assumptions based on the preliminary nature of the actions and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of these litigation matters could differ materially from management's expectation (See Note 6 of Notes to Consolidated Financial Statements).

     From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 1997.


                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 20, 1997, there were 163 holders of record of Common Stock.

     Since April 1989, the Company has not declared or paid any cash dividends on its Common Stock. Its policy has been to retain earnings for use in its business. In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors. In addition, the Company's credit agreements with its lenders impose restrictions on the amount of cash dividends that may be paid on its capital stock. Information contained under the caption "Corporate Information--Common Stock" in the Annual Report is incorporated herein by reference in further response to this Item 5.


Item 6.   Selected Financial Data.

     Information contained under the caption "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference in response to this Item 6.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference in response to this Item 7.

Item 8.   Financial Statements and Supplementary Data.

     Consolidated Financial Statements for the Company and the Independent Auditors' Report thereon are contained in the Annual Report and are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this
Item 9.


                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.

     Information contained under the caption "Election of Directors" and in the final paragraph under the caption "Ownership of Common Stock of Management as of June 20, 1997" in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."


Item 11.  Executive Compensation.

     Information contained under the caption "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Joint Report of the Compensation Committee and the Stock Option Committee," is incorporated herein by reference in response to this Item 11.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 20, 1997" and "Ownership of Common Stock of
Management as of June 20, 1997" in the Proxy Statement is incorporated by reference herein in response to this Item 12.


Item 13.  Certain Relationships and Related Transactions.

     Information  contained  under  the  headings  "Certain   Transactions"  and
"Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (1) The following consolidated financial statements of the Company and Independent Auditors' Report are contained in the Annual Report and are incorporated herein by reference.

          Consolidated Financial Statements:

               Consolidated Balance Sheets at March 31, 1997 and 1996

               Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995.

               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

     (2) Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

     (3) Exhibits:

     The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

                                                                     Filed Herewith (*), Non-
                                                                        Applicable (NA), or
                                                                     Incorporated by Reference

                                                                                 Previous
Exhibit                                                                           Exhibit           Company Registration
Number                                  Description                                Number               No. or Report
------------------------------------------------------------------------------------------------------------------------
3.1        Second Amended and Restated Articles of Incorporation of the Company     3.1                   1992 10-K

3.2        First Amendment to Second Amended and Restated Articles of               3.2                   1995 10-K
           Incorporation

3.3        Amended Bylaws of the Company                                            3.4                    33-42879

4.1        Specimen Share Certificate                                               4.1                    33-42879

4.2        Articles 3, 4 and 5 of the Form of Company's Second Amended and          3.1, 3.2              1995 10-K
           Restated Articles of Incorporation (as amended)

4.3        Article II, Section 9 of the Company's Second Amended and Restated       3.2                   1995 10-K
           Bylaws

4.4        Revolving Credit Agreement, dated as of December 1, 1992, between        4.6                    33-61524
           Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company

4.5        First Amendment re: Note Agreements, Revolving Credit Agreement and      4.5                   1994 10-K
           Security Agreement, Pledge and Indenture of Trust, dated as of
           April 2, 1993, between the Company and the Banks signatory thereto

4.6        Second Amendment to Revolving Credit Agreement, dated as of              4.6                   1994 10-K
           September 1, 1993, between the Company and the Banks signatory thereto

4.7        Third Amendment to Credit Agreement/Second Amendment to Revolving        4.7                   1995 10-K
           Credit Notes, dated as of November 1, 1994, between the Company and the Banks signatory thereto

4.8        Third [sic] Amendment to Credit Agreement, dated as of March 13,         4.8                   1995 10-K
           1995, between the Company and the Banks signatory thereto

4.9        Fifth Amendment to Credit Agreement, dated as of June 30, 1995           4.9                   1996 10-K

4.10       Sixth Amendment to Credit Agreement, dated as of September 1, 1995       4.10                  1996 10-K

4.11       Seventh Amendment to Credit Agreement, dated as of November 1, 1995      4.11                  1996 10-K

4.12       Eighth Amendment to Credit Agreement, dated as of June 1, 1996           4.12                  1996 10-K

4.13       Ninth Amendment to Credit Agreement, dated as of December 2, 1996        *                         NA

4.14       Tenth Amendment to Revolving Credit Agreement and Amendment to           *                         NA
           Security Agreement, dated as of March 31, 1997

4.15       Term Note Agreement, dated as of December 1, 1992, between               4.7                    33-61524
           Jefferson-Pilot Life Insurance Company and the Company

4.16       Term Note Agreement, dated as of December 1, 1992, between               NA                        NA
           Principal Mutual Life Insurance Company and the Company

4.17       First [sic] Amendment to Note Agreements, dated November 1, 1994,        4.11                  1995 10-K
           between Principal Mutual Life Insurance Company, Jefferson-Pilot
           Life Insurance Company and the Company

4.18       Third Amendment to Note Agreements, dated June 30, 1995, among the       *                         NA
           Company and Principal Mutual Life Insurance Company and
           Jefferson-Pilot Life Insurance Company

4.19       Security Agreement, Pledge and Indenture of Trust, dated as of           4.9                    33-61524
           December 1, 1992, between the Company and Harris Trust and Savings
           Bank, as Security Trustee

4.20       Second Amendment to Security Agreement, Pledge and Indenture of          4.10                  1994 10-K
           Trust, dated as of September 1, 1993, between the Company and
           Harris Trust and Savings Bank, as Security Trustee

4.21       Third Amendment to Security Agreement, Pledge and Indenture of           4.18                  1996 10-K
           Trust, dated as of June 30, 1995

4.22       Fourth Amendment to Security Agreement, Pledge and Indenture of          4.19                  1996 10-K
           Trust, dated as of November 1, 1995

4.23       Fifth Amendment to Security Agreement, Pledge and Indenture of           4.20                  1996 10-K
           Trust, dated as of June 1, 1996

4.24       Sixth Amendment to Security Agreement, Pledge and Indenture of           *                         NA
           Trust, dated as of December 2, 1996

10.1+      Employment Agreement of Charles D. Walters, effective April 1, 1994      10.1                  1994 10-K

10.2+      Employment Agreement of A. Alexander McLean, III, effective April        10.2                  1994 10-K
           1, 1994

10.3+      Employment Agreement of R. Harold Owens, effective June 26, 1995         10.3                  1995 10-K

10.4       Securityholders' Agreement, dated as of September 19, 1991, between      10.5                   33-42879
           the Company and certain of its securityholders

10.5+      1992 Stock Option Plan of the Company                                    4                      33-52166

10.6+      1994 Stock Option Plan of the Company                                    10.6                  1995 10-K

10.7+      The Company's Executive Incentive Plan                                   10.6                  1994 10-K

10.8+      The Company's Executive Strategic Incentive Plan                         10.8                  1995 10-K

10.9+      Amendment No. 1, dated as of April 1, 1996, to the Executive             10.9                  1996 10-K
           Incentive Plan and the Executive Strategic Incentive Plan

13         Excerpts from 1997 Annual Report of the Company, with respect to         *                         NA
           those portions incorporated by reference into this report

21         Schedule of Company's subsidiaries                                       *                         NA

23         Consent of KPMG Peat Marwick LLP in connection with the Company's            *                         NA
           Registration Statements on Form S-8

27         Financial Data Schedule                                                  *                         NA

+ Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

# Omitted from filing - substantially identical to immediately preceding exhibit, except for the parties thereto and the principal amount involved.

     (4) Reports on Form 8-K:

     During the most recent fiscal quarter, there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WORLD ACCEPTANCE CORPORATION


                                             By:  /s/  A. Alexander McLean, III
                                                  ------------------------------
                                                  A. Alexander McLean, III,
                                                  Senior Vice President

                                             Date: June 27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature
                  ---------


   /s/ Charles D. Walters
----------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 27, 1997



   /s/ A. Alexander McLean, III
----------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 27, 1997



   /s/ R. Harold Owens
----------------------------------
R. Harold Owens, President and Chief
Operating Officer (principal operating officer); Director

         Date:  June 27, 1997



   /s/ Ken R. Bramlett, Jr.
----------------------------------
Ken R. Bramlett, Jr., Director

         Date:  June 27, 1997