Form 10-Q
period 1997-06-30
WORLD ACCEPTANCE CORP
filed 1997-08-15
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

                              X  Yes                  No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 12, 1996.

   Common Stock, no par value                 18,949,573
             (Class)                         (Outstanding)

                         WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                 PAGE

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30,
              1997 and March 31, 1997                                                               3

              Consolidated Statements of Operations for the
              three months ended June 30, 1997 and June 30, 1996                                    4

              Consolidated Statements of Shareholders' Equity for the year ended
              March 31, 1997 and the three months ended
              June 30, 1997                                                                         5

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 1997 and June 30, 1996                                    6

              Notes to Consolidated Financial Statements                                            7

Item 2.       Management's Discussion and Analysis of Financial                                     8
              Condition and Results of Operations for the three months
              ended June 30, 1997 and June 30, 1996



PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                                     11

Item 2.       Changes in Securities                                                                 11

Item 6.       Exhibits and Reports on Form 8-K                                                      12


SIGNATURES                                                                                          14

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                                June 30,                March 31,
                                                                                  1997                    1997
                                   ASSETS

Cash                                                                       $     2,250,757                1,486,073
Gross loans receivable                                                         115,916,435              113,439,027
Less:
     Unearned interest and fees                                                (25,052,407)             (23,899,194)
     Allowance for loan losses                                                  (6,433,534)              (6,283,459)
                                                                              ------------            -------------
         Loans receivable, net                                                  84,430,494               83,256,374
Property and equipment, net                                                      6,248,953                6,102,125
Other assets, net                                                                2,105,257                2,201,757
Intangible assets, net                                                           8,768,560                9,117,033
                                                                              ------------            -------------
                                                                           $   103,804,021              102,163,362
                                                                              ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                       60,100,000               58,200,000
     Other note payable                                                            482,000                  482,000
     Accounts payable and accrued expenses                                       2,554,510                4,517,899
                                                                              ------------            -------------
         Total liabilities                                                      63,136,510               63,199,899
                                                                              ------------            -------------

Shareholders' equity:
     Common stock, no par value                                                          -                        -
     Additional paid-in capital                                                    678,927                  625,592
     Retained earnings                                                          39,988,584               38,337,871
                                                                              ------------            -------------
         Total shareholders' equity                                             40,667,511               38,963,463
                                                                              ------------            -------------
                                                                           $   103,804,021              102,163,362
                                                                              ============            =============




          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                           Three months ended
                                                                                June 30,
                                                                         1997               1996

     Revenues:
        Interest and fee income                                 $      17,030,710       15,298,781
        Insurance and other income                                      1,952,921        2,007,685
                                                                     ------------     ------------
          Total revenues                                               18,983,631       17,306,466
                                                                     ------------     ------------

     Expenses:
        Provision for loan losses                                       2,695,653        2,245,665
                                                                     ------------     ------------
        General and administrative expenses:
          Personnel                                                     7,969,360        6,805,986
          Occupancy and equipment                                       1,420,299        1,207,608
          Data processing                                                 296,062          261,065
          Advertising                                                     712,482          588,236
          Amortization of intangible assets                               485,473          693,443
          Other                                                         1,740,113        1,450,998
                                                                     ------------     ------------
                                                                       12,623,789       11,007,336

        Interest expense                                               1,181,476           879,524
                                                                     -----------      ------------
          Total expenses                                               16,500,918       14,132,525
                                                                     ------------     ------------

     Income before income taxes                                         2,482,713        3,173,941

     Income taxes                                                         832,000        1,110,000
                                                                  --------------     --------------

     Net income                                                  $      1,650,713        2,063,941
                                                                     ============     ============

     Net income per common share:
        Primary                                                  $            ,09              .10
                                                                     ============     ============
        Fully diluted                                            $            .09              .10
                                                                     ============     ============

     Weighted average common equivalent shares outstanding:
        Primary                                                        19,149,555       20,812,243
                                                                     ============     ============
        Fully diluted                                                  19,182,297       20,812,243
                                                                     ============     ============

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                         Additional
                                                                           Paid-in         Retained
                                                                           Capital         Earnings        Total

Balances at March 31, 1996                                            $  14,625,136      30,254,532      44,879,668

Proceeds from exercise of stock options (60,000 shares),
     including tax benefit of $66,469                                        259,294          -             259,294
Common stock repurchases (1,810,000 shares)                              (14,258,838)                   (14,258,838)
Net income                                                                    -           8,083,339       8,083,339
                                                                         -----------    -----------     -----------

Balances at March 31, 1997                                            $      625,592     38,337,871     38,963,463

Proceeds from exercise of stock options (13,000 shares),
     including tax benefit of $15,418                                         53,335          -              53,335
Net income                                                                    -           1,650,713       1,650,713
                                                                         -----------    -----------     -----------

Balances at June 30, 1997                                             $      678,927     39,988,584      40,667,511
                                                                         ===========     ==========      ==========






          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                    Three months ended
                                                                                         June 30,
                                                                                   1997            1996

     Cash flows from operating activities:
       Net income                                                            $     1,650,713      2,063,941
       Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for loan losses                                                2,695,653       2,245,665
         Amortization of intangible assets                                          485,473         693,443
         Amortization of loan costs and discounts                                    26,210           8,210
         Depreciation                                                               354,622         315,190
         Change in accounts:
            Other assets, net                                                        70,290        (561,300)
            Accounts payable and accrued expenses                                (1,947,971)       (838,061)
                                                                                ------------    ------------

               Net cash provided by operating activities                          3,334,990       3,927,088
                                                                                -----------     -----------

     Cash flows from investing activities:
       Increase in loans, net                                                    (3,562,509)     (4,257,382)
       Net assets acquired from office acquisitions,
          primarily loans                                                          (307,264)       (438,920)
       Purchases of premises and equipment                                         (501,450)       (797,790)
       Purchases of intangible assets                                              (137,000)       (398,334)
       Repurchase of common stock                                                      -         (7,051,910)
                                                                                -----------     ------------

               Net cash used by investing activities                             (4,508,223)    (12,944,336)
                                                                                -----------     -----------

     Cash flows from financing activities:
       Proceeds from senior notes payable, net                                    1,900,000       8,750,000
       Proceeds from exercise of stock options                                       37,917           4,380
                                                                                -----------     -----------

               Net cash provided by financing activities                          1,937,917       8,754,380
                                                                                -----------     -----------

     Increase (decrease) in cash                                                    764,684        (262,868)

     Cash, beginning of period                                                    1,486,073       1,693,747
                                                                                -----------     -----------

     Cash, end of period                                                     $     2,250,757      1,430,879
                                                                                 ===========    ===========

     Supplemental disclosure of cash flow information:
       Cash paid for interest expense                                        $     1,463,783      1,163,961
       Cash paid for income taxes                                                 1,699,335       1,490,618
     Supplemental schedule of noncash financing activities:
       Tax benefits from exercise of stock options                                   15,418           3,451


          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at June 30, 1997, and for the period then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1997, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1997, included in the Company's 1997 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):



                                                            Three months ended June 30,
                                                                1997           1996

                 Balance at beginning of period          $     6,283,459      5,006,703
                 Provision for loan losses                     2,695,653      2,245,665
                 Loan losses                                  (2,814,649)    (2,235,375)
                 Recoveries                                      253,027        189,124
                 Allowance on acquired loans                      16,044         24,054
                                                             -----------     ----------
                 Balance at end of period                $     6,433,534      5,230,171
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

     The following statement of operations data for ParaData was included in the Consolidated Statement of Operations for the three-month periods ending June 30, 1997 and 1996 (unaudited):


                                                                 1997              1996
                                                               ---------        -------

               Sales and system support                     $    407,369          506,099
               Cost of sales                                      88,013          126,672
                                                               ---------          -------
                 Net margin (included in other income)           319,356          379,427
               General and administrative expenses
                 Personnel                                       215,860          275,588
                 Occupancy and equipment                          66,261           65,735
                 Advertising                                         250            4,071
                 Amortization of intangibles                       7,189            7,189
                 Other                                            39,770           49,277
                                                               ---------        ---------
                                                                 329,330          401,860
               Interest expense                                     -                -
                                                               ---------        ------
               Net loss before taxes                        $      9,974           22,433
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


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):


                                                                             Three months
                                                                            ended June 30,
                                                                          1997         1996
                                                                         (Dollars in thousands)
         Average gross loans receivable (1)                            $ 114,347     101,681
         Average loans receivable (2)                                     89,072      80,144

         Expenses as a % of total revenue:
           Provision for loan losses                                       14.2%       13.0%
           General and administrative                                      66.5%       63.6%
           Total interest expense                                           6.2%        5.1%

         Operating margin (3)                                              19.3%       23.4%

         Return on average assets (annualized)                              6.4%        9.1%

         Offices opened or acquired, net                                      13          14
         Total offices (at period end)                                       349         296


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


Comparison of Three Months Ended June 30, 1997, Versus
Three Months Ended June 30, 1996

     Net income amounted to $1,651,000 for the three months ended June 30, 1997, a 20.0% decrease from the $2,064,000 earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $389,000, or 9.6%, and an increase in interest expense of approximately $302,000. These reductions were partially offset by a decrease in income tax expense.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended June 30, 1997, Versus
Three Months Ended June 30, 1996, continued

     Interest and fee income for the quarter ended June 30, 1997, increased by $1,732,000, or 11.3%, over the same period of the prior year. This increase resulted from an $8.9 million, or 11.1%, increase in average loans receivable over the two corresponding periods.

     Insurance commissions and other income decreased by $55,000, or 2.7%, over the two quarters. This decrease is due to a decrease in loan volume in those states where credit insurance products may be marketed.

     Total revenues amounted to $19.0 million during the quarter ended June 30, 1997, representing a 9.7% increase over the $17.3 million for the corresponding quarter of the previous year. Revenues from the 275 offices open throughout both quarters decreased by approximately 4.1%, primarily due to reduced balances of loans receivable in those offices. At June 30, 1997, the Company had 349 offices in operation, an increase of 13 offices from March 31, 1997.

     The provision for loan losses during the quarter ended June 30, 1997 increased by $450,000, or 20.0%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses and the amount of loans charged off. As a percentage of gross loans outstanding, the allowance for loan losses increased from 5.0% at June 30, 1996 to 5.6% at June 30, 1997. Net charge-offs for the current quarter amounted to $2,562,000, a 25.2% increase over the $2,046,000 charged off during the same quarter of fiscal 1997, and annualized net charge-offs as a percentage of average loans increased to 11.5% for the current quarter from 10.2% for the previous year quarter. While these percentages represent an increase over the corresponding quarterly periods, the current quarters charge-offs reflect improvement over the two prior quarters. However, until delinquencies and charge-offs return to historical levels, the results of operations of the Company's small loan business will continue to be negatively affected.

     General and administrative expenses for the quarter ended June 30, 1997, increased by $1,616,000, or 14.7%, over the same quarter of fiscal 1997. This increase resulted from the additional general and administrative expenses associated with the 53 new offices opened or acquired between June 30, 1996, and 1997. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 3.5% when comparing the two quarterly periods; and, as a percentage of total revenue, increased from 63.6% during the prior year quarter to 66.5% during the most recent quarter.

     Interest expense increased by $302,000, or 34.3%, primarily as a result of the additional debt incurred to fund the stock repurchase program during the prior year.

     The Company's effective income tax rate decreased to 33.5% during the current quarter compared to 35.0% during the same quarter of the prior year. The current 33.5% reflects a more accurate annualized rate than the prior year quarter. The actual tax rate for fiscal 1997 was 32.8%.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding and the repayment of existing debt.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


         The Company has a $50.0 million revolving credit agreement and $12.0 million of senior term notes outstanding with institutional lenders. The term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1997). The revolving credit facility expires on November 30, 1998, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At June 30, 1997, the interest rate under the revolving credit facility was 8.50%, and the Company's outstanding balance under this facility was $48.1 million, leaving $1.9 million in borrowing availability under existing borrowing base limitations, which are based on eligible loans receivable. Borrowings under the revolving credit agreement and the term notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     On July 3, 1997, through a private placement transaction, the Company issued $10 million of 10% subordinated notes. These notes mature on June 1, 2004, and have 5 annual installments of $2 million each beginning June 1, 2000. Simultaneously, with the issuance of these notes, the Company added an additional bank to its revolving credit facility and increased availability under that facility by an additional $15 million. The expiration date of this facility was also extended to September 30, 1999, at the same time.

     The Company believes that the cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the principal payments due under the term notes and fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a consolidated action, currently pending in U.S. District Court in Alabama under the caption In re Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U. S. District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal truth-in-lending, RICO and antitrust violations. The complaint has been certified as a nationwide class action and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants' has agreed to change their non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward, and, as a result, the Company could experience a reduction in future income.

           The Company has been named as a defendant in an action, Turner v. World Acceptance Corp. pending in District Court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action was commenced against the company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that World and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery has not commenced. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in Oklahoma. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. World intends to vigorously defend this action.

           From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition.

           Management's statement of expectation with respect to litigation may be deemed a forward-looking statement, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertaintities and assumptions based on the preliminary nature of the actions and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of this litigation could differ materially from management's expectation.

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

 4.9          Fifth Amendment to Credit Agreement, dated as of June 30, 1995      4.9             1996 10-K

 4.10         Sixth Amendment to Credit Agreement, dated as of September          4.10            1996 10-K
              1, 1995

 4.11         Seventh Amendment to Credit Agreement, dated as of November         4.11            1996 10-K
              1, 1995

 4.12         Eighth Amendment to Credit Agreement, dated as of June              4.12            1996 10-K
              1, 1996

 4.13         Ninth Amendment to Credit Agreement, dated as of December           4.13            1997 10-K
              2, 1996

 4.14         Tenth Amendment to Credit Agreement, dated as of March              4.14            1997 10-K
              31, 1997





 4.15         Term Note Agreement, dated as of December 1, 1992, between          4.7             33-61524
              Jefferson-Pilot Life Insurance Company and the Company

 4.16#        Term Note Agreement, dated as of December 1, 1992, between          NA              NA
              Principal Mutual Life Insurance Company and the Company

 4.17         First Amendment to Note Agreements, dated November 1, 1994,         4.11            1995 10-K
              between Principal Mutual Life Insurance Company, Jefferson-
              Pilot Life Insurance Company and the Company

 4.18         Third Amendment to Note Agreements, dated June 30, 1995,            4.18            1997 10-K
              among the Company and Principal Mutual Life Insurance
              Company and Jefferson Pilot Life Insurance Company

 4.19         Security Agreement, Pledge and Indenture of Trust, dated as         4.9             33-61524
              of December 1, 1992, between the Company and Harris Trust
              and Savings Bank, as Security Trust

4.20          Second Amendment to Security Agreement, Pledge and Indenture        4.10            1994 10-K
              of Trust, dated as of September 1, 1993, between the Company and Harris Trust and Savings Bank, as Security Trustee

4.21          Third Amendment to Security Agreement, Pledge and Indenture         4.18            1996 10-K
              of Trust, dated as of June 30, 1995

4.22          Fourth Amendment to Security Agreement, Pledge and Indenture        4.19            1996 10-K
              of Trust, dated as of November 1, 1995

4.23          Fifth Amendment to Security Agreement, Pledge and Indenture         4.20            1996 10-K
              of Trust, dated as of June 1, 1996

4.24          Sixth Amendment to Security Agreement, Pledge and Indenture         4.24            1997 10-K
              of Trust, dated as of December 2, 1996

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


                                WORLD ACCEPTANCE CORPORATION




Dated:  August 12, 1997             /s/ C. D. Walters
                                ---------------------
                                C. D. Walters, Chairman, and
                                Chief Executive Officer




Dated:  August 12, 1997             /s/ A. A. McLean III
                                ------------------------
                                A. A. McLean III, Executive Vice President
                                and Chief Financial Officer