Form 10-Q
period 1997-09-30
WORLD ACCEPTANCE CORP
filed 1997-11-14
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________

                         Commission File Number: 0-19599


                          WORLD ACCEPTANCE CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)



          South Carolina                           57-0425114
 --------------------------------       --------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification
  incorporation or organization)                     Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (864) 298-9800
                               ------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            X    Yes                       No
                                         ------                    ------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 13, 1997.

 Common Stock, no par value                         18,955,573
------------------------------                   -----------------
           (Class)                                 (Outstanding)

                         This Filing contains 16 pages.
                        The Exhibit Index is on page 14.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                 Page

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30,
              1997, and March 31, 1997                                                              3

              Consolidated Statements of Operations for the
              three-month periods and six-month periods ended
              September 30, 1997, and September 30, 1996                                            4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 1997, and the six-month
              period ended September 30, 1997                                                       5

              Consolidated Statements of Cash Flows for the
              three-month periods and six-month periods ended
              September 30, 1997, and September 30, 1996                                            6

              Notes to Consolidated Financial Statements                                            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and six-month periods ended September 30, 1997,
              and September 30, 1996                                                                8


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                                     12

Item 2.       Changes in Securities                                                                 12

Item 4.       Submission of Matters to a Vote of Securityholders                                    12

Item 6.       Exhibits and Reports on Form 8-K                                                      14


Signatures                                                                                          16


                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                              September 30,             March 31,
                                                                                  1997                    1997
                                                                         -------------------    --------------------

                                   ASSETS

Cash                                                                       $     2,283,172                1,486,073
Gross loans receivable                                                         125,929,613              113,439,027
Less:
     Unearned interest and fees                                                (27,111,223)             (23,899,194)
     Allowance for loan losses                                                  (7,526,452)              (6,283,459)
                                                                              --------------          --------------
         Loans receivable, net                                                  91,291,938               83,256,374
Property and equipment, net                                                      6,713,464                6,102,125
Other assets, net                                                                4,027,419                2,201,757
Intangible assets, net                                                           9,408,176                9,117,033
                                                                              ------------            -------------
                                                                           $   113,724,169              102,163,362
                                                                              ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                       67,850,000               58,200,000
     Other note payable                                                            482,000                  482,000
     Accounts payable and accrued expenses                                       3,230,493                4,517,899
                                                                              ----------              -------------
         Total liabilities                                                      71,562,493               63,199,899
                                                                              ------------            -------------

Shareholders' equity:
     Common stock, no par value                                                       -                           -
     Additional paid-in capital                                                    704,213                  625,592
     Retained earnings                                                          41,457,463               38,337,871
                                                                              ------------            -------------
         Total shareholders' equity                                             42,161,676               38,963,463
                                                                              ------------            ------------
                                                                           $   113,724,169              102,163,362
                                                                              ============            =============








          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended                  Six months ended
                                                          September 30,                      September 30,
                                                 -------------------------------    ---------------------------
                                                     1997               1996            1997               1996
                                                     ----               ----            ----               ----

Revenues:
   Interest and fee income                     $    18,072,484        16,139,302       35,103,194        31,438,083
   Insurance and other income                        2,061,042         1,855,274        4,013,963         3,862,959
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 20,133,526        17,994,576       39,117,157        35,301,042
                                                  ------------     -------------     ------------     -------------

Expenses:
   Provision for loan losses                         3,697,967         3,027,989        6,393,620         5,273,654
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                       7,839,340         6,756,704       15,808,700        13,562,690
     Occupancy and equipment                         1,631,073         1,288,542        3,051,372         2,496,150
     Data processing                                   303,639           259,896          599,701           520,961
     Advertising                                       799,801           495,472        1,512,283         1,083,708
     Amortization of intangible assets                 300,320           697,298          785,793         1,390,741
     Other                                           1,969,101         1,500,250        3,709,214         2,951,248
                                                  ------------     -------------     ------------     -------------
                                                    12,843,274        10,998,162       25,467,063        22,005,498
                                                  ------------     -------------     ------------     -------------

   Interest expense                                  1,383,406           996,850        2,564,882         1,876,374
                                                  ------------     -------------     ------------     -------------
        Total expenses                              17,924,647        15,023,001       34,425,565        29,155,526
                                                  ------------     -------------     ------------     -------------

Income before income taxes                           2,208,879         2,971,575        4,691,592         6,145,516

Income taxes                                           740,000         1,041,000        1,572,000         2,151,000
                                                  ------------     -------------     ------------     -------------

Net income                                     $     1,468,879         1,930,575        3,119,592         3,994,516
                                                  ============     =============     ============     =============

Earnings per common share:
     Primary                                   $           .08               .10              .16               .20
                                                  ============     =============     ============     =============
     Fully diluted                             $           .08               .10              .16               .20
                                                  ============     =============     ============     =============

Weighted average common shares outstanding:
     Primary                                        19,202,676        20,084,688       19,176,115        20,448,466
                                                  ============     =============     ============     =============
     Fully diluted                                  19,202,722        20,084,688       19,196,009        20,448,466
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                         Additional
                                                                           Paid-in         Retained
                                                                           Capital         Earnings        Total
                                                                           -------        ----------       -----

Balances at March 31, 1996                                             $  14,625,136      30,254,532    44,879,668

Proceeds from exercise of stock options (60,000 shares),
     including tax benefits of $66,469                                       259,294            -          259,294
Common stock repurchases (1,810,000 shares)                              (14,258,838)           -      (14,258,838)
Net income for the year                                                       -            8,083,339      8,083,339
                                                                         -----------    ------------    -----------

Balances at March 31, 1997                                                   625,592      38,337,871     38,963,463

Proceeds from exercise of stock options (19,000 shares),
     including tax benefit of $23,204                                         78,621          -              78,621
Net income for the six months                                                 -            3,119,592      3,119,592
                                                                         -----------    ------------    -----------

Balances at September 30, 1997                                      $        704,213      41,457,463     42,161,676
                                                                         ===========      ==========     ==========








          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Three months ended             Six months ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                             1997             1996          1997            1996
                                                             ----             ----          ----            ----

Cash flows from operating activities:
    Net income                                        $     1,468,879      1,930,575      3,119,592       3,994,516
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            3,697,967      3,027,989      6,393,620       5,273,654
       Amortization of intangible assets                      300,320        697,298        785,793       1,390,741
       Amortization of loan costs and discounts                31,258          8,210         57,468          16,420
       Depreciation                                           363,649        328,244        718,271         643,434
       Change in accounts:
          Other assets, net                                (1,953,420)       156,688     (1,883,130)       (404,612)
          Accounts payable and accrued expenses               683,769       (933,367)    (1,264,202)     (1,771,428)
                                                          -----------    ------------   ------------    ------------

              Net cash provided by operating activities     4,592,422      5,215,637      7,927,412       9,142,725
                                                          -----------    -----------    -----------     -----------

Cash flows from investing activities:
    Increase in loans, net                                 (5,844,123)    (5,135,788)    (9,406,632)     (9,393,170)
    Net assets acquired from office acquisitions,
       primarily loans                                     (4,730,288)      (409,021)    (5,037,552)       (847,941)
    Purchases of premises and equipment                      (813,160)      (238,746)    (1,314,610)     (1,036,536)
    Purchases of intangible assets                           (939,936)      (245,999)    (1,076,936)       (644,333)
                                                          -----------    -----------    -----------     -----------

              Net cash used by investing activities       (12,327,507)    (6,029,554)   (16,835,730)    (11,921,980)
                                                          -----------    -----------   ------------     -----------

Cash flows from financing activities:
    Proceeds (repayment) of senior notes payable, net      (2,250,000)     4,100,000       (350,000)     12,850,000
    Proceeds from senior subordinated notes                10,000,000           -        10,000,000           -
    Proceeds from exercise of stock options                    17,500           -            55,417           4,380
    Repurchase of common stock                                  -         (3,158,798)          -        (10,210,708)
                                                          -----------    ------------  ------------    -------------

              Net cash provided by financing activities     7,767,500        941,202      9,705,417       2,643,672
                                                          -----------    -----------    -----------     -----------

Increase (decrease) in cash                                    32,415        127,285        797,099        (135,583)

Cash, beginning of period                                   2,250,757      1,430,879      1,486,073       1,693,747
                                                          -----------    -----------    -----------     -----------

Cash, end of period                                   $     2,283,172      1,558,164      2,283,172       1,558,164
                                                          ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                    $       899,903        544,200      2,363,686       1,708,161
    Cash paid for income taxes                              1,979,435      2,770,303      3,678,770       4,260,921
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                 7,786           -            23,204           3,451

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at September 30, 1997, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1997, and the results of operations and cash flows for the period then ended, have been included. The results for the periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1997, included in the Company's 1997 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):


                                                            Three months                      Six months
                                                         ended September 30,              ended September 30,
                                                         -------------------              -------------------
                                                         1997           1996             1997            1996
                                                         ----           ----             ----            ----

         Balance at beginning of period           $    6,433,534       5,230,171        6,283,459      5,006,703
         Provision for loan losses                     3,697,967       3,027,989        6,393,620      5,273,654
         Loan losses                                  (3,653,615)     (3,024,344)      (6,468,264)    (5,259,719)
         Recoveries                                      245,802         199,822          498,829        388,946
         Allowance on acquired loans                     802,764          23,123          818,808         47,177
                                                     -----------      ----------       ----------     ----------
         Balance at end of period                 $    7,526,452       5,456,761       7,526,452      5,456,761
                                                     ===========       =========       ==========     =========


NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

     The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended September 30, 1997 and 1996 (unaudited):


                                                       Three Months Ended                  Six Months Ended
                                                          September 30,                      September 30,
                                                   --------------------------         --------------------
                                                     1997              1996             1997              1996
                                                   ---------         --------         ---------         ------

Sales and system-support                         $   463,486          431,925           870,855          938,024
Cost of sales                                         75,819           90,285           163,832          216,957
                                                  ----------       ----------        ----------       ----------
     Net margin (included in other income)           387,667          341,640           707,023          721,067
                                                  ----------       ----------        ----------       ----------
General and administrative expenses
     Personnel                                       253,425          250,465           469,285          526,053
     Occupancy and equipment                          69,011           68,024           135,272          133,759
     Advertising                                       2,575          (1,029)             2,825            3,042
     Amortization of intangibles                       7,189            7,189            14,378           14,378
     Other                                            38,708           41,921            78,478           91,198
                                                   ---------         --------         ---------         --------
                                                     370,908          366,570           700,238         768,430
Net income (loss) before income taxes            $    16,759         (24,930)             6,785         (47,363)
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


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):


                                                                     Three months             Six months
                                                                  ended September 30,     ended September 30,
                                                                  -------------------     -------------------
                                                                  1997          1996      1997        1996
                                                                  ----          ----      ----        ----
                                                                            (Dollars in thousands)

         Average gross loans receivable (1)                     $ 121,206     106,173     118,042     103,943
         Average loans receivable (2)                              90,086      83,175      91,811      81,682

         Expenses as a % of total revenue:
              Provision for loan losses                             18.4%       16.8%       16.3%       14.9%
              General and administrative                            63.8%       61.1%       65.1%       62.3%
              Total interest expense                                 6.9%        5.5%        6.6%        5.3%

         Operating margin (3)                                       17.8%       22.1%       18.6%       22.7%

         Return on average assets (annualized)                       5.4%        8.3%        5.9%        8.7%

         Offices opened or acquired, net                               11           9          24          24
         Total offices (at period end)                                360         306         360         306



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


Comparison of Three Months Ended September 30, 1997, Versus
Three Months Ended September 30, 1996

     Net income amounted to $1,469,000 for the three months ended September 30, 1997, a 23.9% decrease from the $1,931,000 earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $376,000, or 9.5%, combined with an increase in interest expense and offset by a decrease in income taxes.

     Interest and fee income for the quarter ended September 30, 1997, increased by $1,933,000, or 12.0%, over the same period of the prior year. This increase resulted primarily from the $10.9 million increase, or 13.1%, in average loans receivables over the two corresponding periods. The increase in interest and fees was less than the increase in average balances outstanding due to a slight reduction in the overall yield in the loan portfolio. This reduction is due to lower interest rates charged on larger loans being made in select offices of the Company. Insurance commissions and other income increased by $206,000, or 11.1%, when comparing the two quarterly periods. Insurance commissions increased by 8.0%, tracking the growth in loans in those states that allow the sale of credit insurance. Other income increased by $111,000, or 16.4%, primarily from increased gross profit from both our ParaData subsidiary, as well as our World Class Buying Club (WCBC) electronic sales.

                                                         9
                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended September 30, 1997, Versus
Three Months Ended September 30, 1996, continued

     Total revenues amounted to $20.1 million during the quarter ended September 30, 1997, representing an 11.9% increase over the $18.0 million in total revenues for the same quarter of the prior year. Revenues from the 273 offices open throughout both three-month periods decreased by approximately 3.9%. At September 30, 1997, the Company had 360 offices in operation, an increase of 10 offices during the current quarter, and 24 offices since the beginning of the fiscal year.

     The provision for loan losses amounted to $3,698,000 during the quarter ended September 30, 1997, representing a 22.1% increase over the $3,028,000 during the same quarter of fiscal 1997. This increase resulted from an increase in the general allowance for loan losses, as well as an increase in loan losses. Net charge-offs, during the quarter, increased by $606,000, or 21.6%, and as an annualized percentage of average loans increased from 13.5% for the quarter ended September 30, 1996, to 14.5% for the most recent quarter. The Company has seen increased levels of loan losses for the last several quarters, and management continues to focus attention to reversing this recent trend. Until delinquencies and charge-offs return to historical levels, the results of operations of the Company's small loan business will continue to be negatively affected.

     General and administrative expenses for the quarter ended September 30, 1997, increased by $1,845,000, or 16.8%, over the same quarter of fiscal 1996. This increase resulted primarily from the additional expenses associated with the 54 net new offices opened or acquired between September 30, 1996, and September 30, 1997. The Company has also sold or merged with other existing offices, 19 offices during the same 12 month period. These were offices that had not grown as expected to a profitable size within a reasonable period of time. Excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices remained level when comparing the two periods. During the current quarter, the Company benefited from reduced intangible amortization as a result of a large intangible asset relating to the 1989 leveraged buyout becoming fully amortized in May
1997. However, excluding both the expenses relating to ParaData, as well as intangible amortization overall, general and administrative expenses when divided by average opened offices increased by only 4.3%.

     Interest expense increased by $387,000, or 38.8%, when comparing the two corresponding quarterly periods. This increase resulted primarily from the increased level of debt, which has grown from $50.6 million at September 30, 1996, to $67.9 million at September 30, 1997. This increase in outstanding debt resulted from the funding of $4.0 million in common stock repurchases in October 1996, and the funding of several acquisitions completed during the past year.

     The effective income tax rate decreased to 33.5% during the quarter ended September 30, 1997, from 35.0% during the prior year quarter. The current 33.5% reflects a more accurate annualized rate than the prior year quarter. The actual tax rate for fiscal 1997 was 32.8%.


Comparison of Six Months Ended September 30, 1997,
Versus Six Months Ended September 30, 1996

     For the six-month period ended September 30, 1997, net income amounted to $3.1 million, a decrease of $875,000, or 21.9%, from the corresponding six-month period of the prior year. Operating income decreased by $765,000, or 9.5%, over the two periods. This decrease combined with an increase in interest expense was offset by a decrease in income taxes.

     Total revenues amounted to $39.1 million during the current six-month period, an increase of $3.8 million, or 10.8%, over the prior-year period. This increase resulted from an increase in interest and fee income of 11.7% combined with an increase in insurance and other income of 3.9%. Revenues from the 273 offices open throughout both six-month periods decreased approximately 3.9%.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Six Months Ended September 30, 1997,
Versus Six Months Ended September 30, 1996, continued

     Interest and fee income rose by $3.7 million, or 11.7%, during the two corresponding six-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $91.8 million during the six months ended September 30, 1997, representing a 12.4% increase over the average balances of the prior year. Other income increased by 3.9% due to increased insurance commissions, as well as increased gross profit from WCBC sales.

     The provision for loan losses increased by $1,120,000, or 21.2%, during the current six-month period when compared to the same period of fiscal 1997. This increase resulted in an increase in the general reserve for loan losses which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $1,099,000, or 22.6%, when comparing the two six-month periods. As an annualized percentage of average loans, this represented an increase to 13.0% during the current six-month period compared to 11.9% for the same period of the prior fiscal year.

     General and administrative expenses increased by $3,462,000, or 15.7%, during the most recent six-month period. As a percentage of total revenues, these expenses increased from 62.3% during the prior year six-month period to 65.1% during the current period. This increase resulted from the 54 net new offices opened or acquired during the past year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, decreased by 1.0% when comparing the two six-month periods.

     Interest expense increased by approximately $689,000 during the current six-month period as a result of the increase in the level of debt outstanding primarily due to the funds used to repurchase the Company's common stock and complete several key acquisitions during the previous 12 months.

     The effective income tax rate decreased to 33.5% during the six months ended September 30, 1997, from 35.0% for the same period ended September 30, 1996, which reflects a more accurate annualized income tax rate.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, the overall growth of loans outstanding and the repayment of existing debt.

     The Company has a $65.0 million revolving credit agreement, $12.0 million of senior term notes, and $10.0 million of subordinated notes.

     The revolving credit facility expires on September 30, 1999, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At September 30, 1997, the interest rate under the facility was 7.33%, and the Company's outstanding balance was $45.9 million, leaving $19.1 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

     The  senior  term  notes   provide  for   interest   payments  to  be  made
semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1997).

     The subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million will be due beginning June 1, 19999, with a final maturity date of June 1, 2004.

     Borrowings under the revolving credit agreement, the senior term notes, and the subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the principal payment due under the term notes as well as fund the expected costs of opening and operating new offices, including funding initial operating losses of new offices, and funding loans receivable originated by those offices and the Company's other offices.

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

                The Company and its Georgia subsidiary are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a consolidated action, currently pending in U.S. District Court in Alabama under the caption In re Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U. S. District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal truth-in-lending, RICO and antitrust violations. The complaint seeks certification of a nationwide class and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants have agreed to change their non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward and, as a result, the Company could experience a reduction in future income.

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

           Any statement of management's expectation with respect to litigation may be deemed a forward-looking statement, within the meaning of
           Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertaintities and assumptions based on the preliminary nature of the actions and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of this litigation could differ materially from management's expectation.


Item 2.    Changes in Securities

           None. The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

Item 4.    Submission of Matters to a Vote of Securityholders

           (a) The 1997  Annual  Meeting of  Shareholders  was held on August 6,
               1997.

           (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

           (c) At the 1997 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

                (1) The  election  of seven  Directors  to serve  until the 1997
                    Annual Meeting of Shareholders:


                                                               VOTES IN FAVOR              WITHHOLD AUTHORITY*
                                                               --------------              -------------------
                                                          IN PERSON      AS PROXY        IN PERSON      AS PROXY
                                                          ---------      --------        ---------      --------

                    Ken R. Bramlett, Jr.                                 15,452,371                      292,375
                                                       --------------  ------------   -------------  -----------
                    James R. Gilreath                                    15,452,371                      292,375
                                                       --------------  ------------   -------------  -----------
                    William S. Hummers III                               15,418,771                      325,975
                                                       --------------  -------------  -------------  -----------
                    A. Alexander McLean III                              15,452,371                      292,375
                                                       --------------  ------------   -------------  -----------
                    R. Harold Owens                                      15,452,271                      292,475
                                                       --------------  ------------   -------------  -----------
                    Charles D. Walters                                   15,450,371                      294,375
                                                       --------------  ------------   -------------  -----------
                    Charles D. Way                                       15,452,371                      292,375
                                                       --------------  ------------   -------------  -----------

                (2) The  ratification  of the  selection of KPMG Peat Marwick as
                    Independent Auditors:


                                VOTES IN FAVOR                  VOTES AGAINST                 ABSTENTIONS*
                                --------------                  -------------                 ------------
                           IN PERSON       AS PROXY       IN PERSON      AS PROXY        IN PERSON      AS PROXY
                           ---------       --------       ---------      --------        ---------      --------
                                          15,717,110                         22,700                        4,936
                         -------------  -------------  --------------  -------------  -------------  -----------

                *There were no broker non votes on these routine items.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                                                                                 Filed
                                                                             Herewith (*) or
                                                                                Previous         Company
Exhibit                                                                         Exhibit          Registration
Number        Description                                                       Number           No. or Report
------        -----------                                                       ------           -------------

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

 4.2          Articles 3, 4 and 5 of the Form of Company's Second                 3.1, 3.2        1995 10-K
              Amended and Restated Articles of Incorporation

 4.3          Article II, Section 9 of the Company's Second Amended               3.2             1995 10-K
              and  Restated Bylaws

 4.4          Amended and Restated Revolving Credit Agreement, dated as             *
              of June 30, 1997, between Harris Trust and Savings Bank,
              the Banks signatory thereto from time to time and the Company

 4.5          Amended and Restated Note Agreement,  dated as of June 30, 1997,      *
              between Jefferson-Pilot Life Insurance Company and the Company

 4.6# Amended and Restated Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company

 4.7          Note Agreement, dated as of June 30, 1997, between Principal          *
              Mutual Life Insurance Company and the Company re: 10%
              Senior Subordinated Secured Notes

 4.8          Amended and Restated Security Agreement, Pledge and Indenture         *
              of Trust, dated as of June 30, 1997, between the Company and
              Harris Trust and Savings Bank, as Security Trustee

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

           (b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORLD ACCEPTANCE CORPORATION



Dated:  November 13, 1997              /s/ C. D. Walters
                                   ---------------------
                                   C. D. Walters, Chief Executive Officer


Dated:  November 13, 1997              /s/ A. A. McLean III
                                   ------------------------
                                   A. A. McLean III, Executive Vice President
                                   and Chief Financial Officer