Form 10-Q
period 1997-12-31
WORLD ACCEPTANCE CORP
filed 1998-02-12
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       AND EXCHANGE ACT of 1934

For the transition period from                        to
                              ----------------------     ---------------------

                        Commission File Number: 0-19599


                          WORLD ACCEPTANCE CORPORATION
                        ---------------------------------
            (Exact name of registrant as specified in its charter.)



 South Carolina                                       57-0425114
---------------                                     -----------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                       Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                       ------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                    (864) 298-9800
                                 -------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X    Yes            No
                                  ---           -----


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 12, 1998.

              Common Stock, no par value                  18,985,573
              --------------------------                  ----------
                  (Class)                                (Outstanding)

                         This Filing contains 16 pages.
                        The Exhibit Index is on 14 page.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page


Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of December 31,
         1997, and March 31, 1997                                        3

         Consolidated Statements of Operations for the
         three-month periods and nine-month periods ended
         December 31, 1997, and December 31, 1996                        4

         Consolidated Statements of Shareholders' Equity
         for the year ended March 31, 1997, and the nine-month
         period ended December 31, 1997                                  5

         Consolidated Statements of Cash Flows for the
         three-month periods and nine-month periods ended
         December 31, 1997, and December 31, 1996                        6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three-month
         periods and nine-month periods ended December 31, 1997,
         and December 31, 1996                                           9


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                              13

Item 2.  Changes in Securities                                          13

Item 6.  Exhibits and Reports on Form 8-K                               14


Signatures                                                              16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                             March 31,                 December 31,
                                                             1997                         1997
                                                           -------------               ---------
         ASSETS

Cash                                                        $   1,486,073                 1,301,985
Gross loans receivable                                        113,439,027               143,314,825
Less:
         Unearned interest and fees                           (23,899,194)              (31,665,682)
         Allowance for loan losses                             (6,283,459)               (8,398,348)
                                                            --------------            ---------------
                  Loans receivable, net                        83,256,374               103,250,795
Property and equipment, net                                     6,102,125                 6,485,410
Other assets, net                                               2,201,757                 4,362,326
Intangible assets, net                                          9,117,033                 9,231,348
                                                           ---------------            -------------
                                                           $  102,163,362               124,631,864
                                                           ===============             =============



         LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
         Senior notes payable                                  58,200,000                77,450,000
         Other note payable                                       482,000                   482,000
         Accounts payable and accrued expenses                  4,517,899                 3,608,658
                                                           --------------               -----------
                  Total liabilities                            63,199,899                81,540,658
                                                            =============               ===========

Shareholders' equity:
         Common stock, no par value                                 -                        -
         Additional paid-in capital                               625,592                   740,880
         Retained earnings                                     38,337,871                42,350,326
                                                           --------------                ----------
                  Total shareholders' equity                   38,963,463                43,091,206
                                                           --------------                ----------
                                                           $  102,163,362               124,631,864
                                                           ==============              ==============





See accompanying notes to consolidated financial statements.



                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Three months ended                 Nine months ended
                                                                         December 31,                       December 31,
                                                                       -------------------------        -------------------------
                                                                       1997                 1996          1997              1996
                                                                      ------                ----          ----              -----
Revenues:
         Interest and fee income                                 $   19,143,971         17,031,185    54,247,165        48,469,268
         Insurance and other income                                   2,480,096          2,137,419     6,494,059         6,000,378
                                                                   ------------        -----------   -----------       -----------
                  Total revenues                                     21,624,067         19,168,604    60,741,224        54,469,646
                                                                   ------------        -----------   -----------       -----------

Expenses:
         Provision for loan losses                                    4,465,904          4,197,506    10,859,524         9,471,160
                                                                    -----------        -----------    ----------       -----------
         General and administrative expenses:
                  Personnel                                           8,359,550          7,127,302    24,168,250        20,689,992
                  Occupancy and equipment                             1,525,198          1,216,175     4,576,570         3,712,325
                  Data processing                                       354,153            241,368       953,854           762,329
                  Advertising                                         1,844,398          1,293,840     3,356,681         2,377,548
                  Amortization of intangible assets                     321,329            744,431     1,107,122         2,135,172
                  Other                                               1,912,828          1,791,953     5,622,042         4,743,201
                                                                   ------------        -----------   -----------       -----------
                                                                     14,317,456         12,415,069    39,784,519        34,420,567
                                                                   ------------        -----------    -----------      ------------

         Interest expense                                             1,452,844          1,137,686     4,017,726         3,014,060
               Total expenses                                        20,236,204         17,750,261    54,661,769        46,905,787

Income before income taxes                                            1,387,863          1,418,343     6,079,455         7,563,859

Income taxes                                                            495,000            496,000     2,067,000         2,647,000
                                                                      ---------           ---------    ---------         ----------

Net income                                                       $      892,863            922,343     4,012,455         4,916,859
                                                                     ===========           =======     =========         ==========
Net income per common share
         Basic                                                   $         0.05               0.05          0.21              0.25
                                                                     ===========           =======       ========         =========
         Diluted                                                 $         0.05               0.05          0.21              0.25
                                                                     ===========            ======        =======         =========

Weighted average shares outstanding
         Basic                                                       18,960,464         19,049,638    18,950,518        19,679,183
                                                                     ===========        ==========    ==========        ===========
         Diluted                                                     19,136,519         19,295,278    19,162,917        20,064,070
                                                                     ===========        ==========    ===========       ===========



See accompanying notes to consolidated financial statements.




                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                            Additional
                                                                            Paid-in           Retained
                                                                            Capital           Earnings                  Total
                                                                          ---------           ---------                -------

Balances at March 31, 1996                                         $       14,625,136        30,254,532                 44,879,668

Proceeds from exercise of stock options (60,000 shares),
         including tax benefits of $66,469                                    259,294           -                          259,294
Common stock repurchases (1,810,000 shares)                               (14,258,838)          -                      (14,258,838)
Net income for the year                                                         -            8,083,339                   8,083,339
                                                                         --------------      ---------                 ------------

Balances at March 31, 1997                                                    625,592       38,337,871                  38,963,463

Proceeds from exercise of stock options (29,000 shares),
         including tax benefit of $30,705                                     115,288           -                          115,288
Net income                                                                      -            4,012,455                   4,012,455
                                                                          -------------     -----------                 -----------

Balances at December 31, 1997                                      $        740,880         42,350,326                  43,091,206
                                                                          =============     ===========                ============



         See accompanying notes to consolidated financial statements.




                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             Three months ended                   Nine months ended
                                                                             December 31,                         December 31,
                                                                        --------------------------          ------------------------
                                                                       1997                1996             1997             1996
                                                                      -----                ----             -----            -----

Cash flows from operating activities:
         Net income                                                $    892,863         922,343       4,012,455       4,916,859
         Adjustments to reconcile net income
                  to net cash provided by operating activities:
                  Provision for loan losses                           4,465,904       4,197,506      10,859,524       9,471,160
                  Amortization of intangible assets                     321,329         744,431       1,107,122       2,135,172
                  Amortization of loan costs and discounts               27,427          42,610          84,895          59,030
                  Depreciation                                          366,019         332,763       1,084,290         976,197
                  Change in accounts:
                           Other assets, net                           (362,334)     (1,499,957)     (2,245,464)     (1,904,569)
                           Accounts payable and accrued expenses        385,666       1,397,905        (878,536)       (373,523)
                                                                       ---------     -----------     -----------     -----------

                  Net cash provided by operating activities           6,096,874       6,137,601      14,024,286      15,280,326
                                                                     -----------     ----------      ----------      -----------
Cash flows from investing activities:
         Increase in loans, net                                     (16,226,522)    (10,250,834)    (25,633,154)    (19,644,004)
         Net assets acquired from office acquisitions,
                  primarily loans                                      (198,239)     (7,805,663)     (5,235,791)     (8,653,604)
         Purchases of premises and equipment                           (137,965)        (38,309)     (1,452,575)     (1,074,845)
         Purchases of intangible assets                                (144,501)     (5,510,653)     (1,221,437)     (6,154,986)
                                                                   -------------    ------------     -----------     -----------

                     Net cash used by investing activities          (16,707,227)    (23,605,459)    (33,542,957)    (35,527,439)
                                                                  --------------   -------------   -------------    ------------
Cash flows from financing activities:
         Proceeds from senior notes payable, net                     13,600,000      25,900,000      13,250,000      38,750,000
         Repayment of senior term notes                              (4,000,000)     (4,000,000)     (4,000,000)     (4,000,000)
         Proceeds from senior subordinated notes                           --              --        10,000,000            --
         Proceeds from exercise of stock options                         29,166          70,001          84,583          74,381
         Repurchase of common stock                                        --        (4,048,130)           --       (14,258,838)
                                                                  --------------    -------------    -----------   -------------

                      Net cash provided by financing activities       9,629,166      17,921,871      19,334,583      20,565,543
                                                                  --------------    ------------     ------------   ------------

Increase (decrease) in cash                                            (981,187)        454,013        (184,088)        318,430

Cash, beginning of period                                             2,283,172       1,558,164       1,486,073       1,693,747
                                                                   -------------     ----------       ---------       ----------

Cash, end of period                                                $  1,301,985       2,012,177       1,301,985       2,012,177
                                                                    ============     ===========      =========      ==========

Supplemental disclosure of cash flow information:
         Cash paid for interest expense                            $  1,717,204       1,371,235       4,080,890       3,079,396
         Cash paid for income taxes                                     882,919         734,357       4,561,689       4,995,278
Supplemental schedule of noncash financing activities:
         Tax benefits from exercise of stock options                      7,501          26,946          30,705          30,397



See accompanying notes to consolidated financial statements.

                 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements of the Company at December 31, 1997, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 1997, and the results of operations and cash flows for the period then ended, have been included. The results for the periods ended December 31, 1997, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

         These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1997, included in the Company's 1997 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):


                                  Three months                             Nine months
                                ended December 31,                     ended December 31,
                             ------------------------                ----------------------
                                   1997          1996               1997           1996
                                  ------        -----             ------          ------
Balance at beginning of period   $  7,526,452       5,456,761       6,283,459    5,006,703
Provision for loan losses           4,465,904       4,197,506      10,859,524    9,471,160
Loan losses                        (3,944,872)    (3,899,972)     (10,413,136)  (9,159,691)
Recoveries                            341,581        184,254          840,410      573,200
Allowance on acquired loans             9,283        734,860          828,091      782,037
                                 ------------      ---------        ----------   ----------
Balance at end of period         $  8,398,348      6,673,409        8,398,348    6,673,409
                                 ============     ===========       ==========   =========



NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

         The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended December 31, 1997 and 1996 (unaudited):


                                                      Three Months Ended                Nine Months Ended
                                                      December 31,                        December 31,
                                                  -------------------------          ---------------------
                                                    1997           1996              1997          1996
                                                    ----          -----              -----        -----
Sales and system-support                            634,021      441,949           1,504,876    1,379,973
Cost of sales                                       188,646       36,627             352,478      253,584
                                                   ---------     --------         ----------    ---------
         Net margin (included in other income)      445,375      405,322           1,152,398    1,126,389
                                                   ---------     --------          ---------    ---------
General and administrative expenses
         Personnel                                  280,344      259,639             749,629      785,692
         Occupancy and equipment                     72,137       67,790             207,409      201,549
         Advertising                                  1,855        2,921               4,680        5,963
         Amortization of intangibles                  7,189        7,189              21,567       21,567
         Other                                       38,095       40,801             116,573      131,999
                                                   --------      -------           ----------    --------
                                                    399,620      378,340           1,099,858    1,146,770
                                                   --------      -------           ---------   ----------
Net income (loss) before income taxes                45,755       26,982              52,540      (20,381)
                                                    =======      ========          ==========   ===========

                          WORLD ACCEPTANCE CORPORATION

NOTE 4 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

The Company has adopted Statement of Accounting Standards (SFAS No. 128, "Earning Per Share" (EPS)), for the three and nine-month periods ended December 31, 1997. The presentation of primary and fully-diluted EPS have been replaced with a presentation of basic and diluted EPS. All prior-period EPS data has been restated to reflect the adoption of SFAS No. 128. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                           For the three months ended                 For the three months ended
                                                December 31, 1997                      December 31, 1996
                                                -------------------                    ---------------------
                                       Income            Shares           Per Share       Income           Shares         Per Share
                                     (Numerator)       (Denominator)        Amount     (Numerator)       (Denominator)    Amount
                                     -----------       -------------       -------     ----------        -------------   ------
Basic EPS
Income available to common
         shareholders                 $ 892,863              18,960,464      0.05         $  922,343      19,049,638        0.05
                                                                            ======        ----------      ----------      =======

Effect of Dilutive Securities
Options                               $    -                    176,055                            -      $  245,640
                                      ----------             -----------                  ----------      ----------
Diluted EPS
Income available to common
         shareholders plus assumed
         conversions                  $ 892,863               19,136,519      0.05        $  922,343     19,295,278         0.05
                                     ==========              ===========     =====          =========   ============       =====





                                           For the three months ended                 For the three months ended
                                                December 31, 1997                      December 31, 1996
                                                -------------------                    ---------------------
                                       Income            Shares           Per Share       Income           Shares         Per Share
                                     (Numerator)       (Denominator)        Amount     (Numerator)       (Denominator)      Amount
                                     -----------       -------------       -------     ----------        -------------      ------
Basic EPS
Income available to common
         shareholders                 $ 4,012,455         18,950,518         0.21    $  4,916,859         19,679,183        0.25
                                                                           -------     -----------          ---------       ----

Effect of Dilutive Securities
Options                               $      -               212,399                 $      -                384,887
                                       -----------        ----------                   -----------          ---------

Diluted EPS
Income available to common
         shareholders plus assumed
         conversions                  $  4,012,455         19,162,917        0.21    $ 4,916,859          20,064,070        0.25
                                      =============       ============     =======    ===========        ============      ======


Options to purchase 2,106,931 and 1,955,569 shares of common stock at various prices were outstanding during three and nine month periods ended December 31, 1997 and December 31, 1996, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. The options, which expire on various dates, were still outstanding as of December 31, 1997.

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


Results of Operations

         The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                              Three months                  Nine months
                                                               ended December 31,          ended Decemeber 31,
                                                            -----------------------       ---------------------
                                                                 1997          1996       1997            1996
                                                                 -----         ----       ----          -------
                                                                             (Dollars in thousands)

Average gross loans receivable (1)                             $131,915       111,991    122,803           106,789
Average loans receivable (2)                                    102,295        87,290     95,402            83,666

Expenses as a % of total revenue:
         Provision for loan losses                                 20.7%        21.9%       17.9%             17.4%
         General and administrative                                66.2%        64.8%       65.5%             63.2%
         Total interest expense                                     6.7%         5.9%        6.6%              5.5%

Operating margin (3)                                               13.1%        13.3%       16.6%             19.4%

Return on average assets (annualized)                               3.0%         3.6%        4.8%              6.7%

Offices opened or acquired, net                                      -            36          24                60
Total offices (at period end)                                        360         342         360               342

--------------------------



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


Comparison of Three Months Ended December 31, 1997, Versus
Three Months Ended December 31, 1996

         Net income amounted to $893,000 for the three months ended December 31, 1997, a 3.2% decrease from the $922,000 earned during the corresponding three-month period of the previous year. This decrease resulted primarily from an increase in interest expense of $315,000 offset by an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $285,000, or 11.1%.

         Interest and fee income for the quarter ended December 31, 1997, increased by $2,113,000, or 12.4%, over the same period of the prior year. This increase resulted primarily from the $19.9 million increase, or 17.8%, in average loans receivable over the two corresponding periods. The increase in interest and fees was less than the increase in average balances outstanding due to a reduction in the overall yield in the loan portfolio. This reduction is due to lower interest rates charged on larger loans being made in select offices of the Company. Insurance commissions and other income increased by $343,000, or 16.0%, when comparing the two quarterly periods. Insurance commissions increased by 4.1%, approximating the growth in loans in those states that allow the sale of credit insurance. Other income increased by $291,000, or 32.7%, primarily from increased gross profit from our World Class Buying Club (WCBC) electronic sales. This program generated gross profit of $405,000 during the most recent quarter compared to $147,000 during the prior year quarter.

                          WORLD ACCEPTANCE CORPORATION
                MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended December 31, 1997, Versus
Three Months Ended December 31, 1996, continued

         Total revenues amounted to $21.6 million during the quarter ended December 31, 1997, representing an 12.8% increase over the $19.2 million in total revenues for the same quarter of the prior year. Revenues from the 273 offices open throughout both three-month periods decreased by approximately 0.2%. At December 31, 1997, the Company had 360 offices in operation, the same as the beginning of the current quarter, but an increase of 24 offices since the beginning of the fiscal year.

         The provision for loan losses amounted to $4,466,000 during the quarter ended December 31, 1997, representing a 6.4% increase over the $4,198,000 during the same quarter of fiscal 1997. This increase resulted from an increase in the general allowance for loan losses, reflecting the increase in the overall loan portfolio during the quarter. Net charge-offs during the quarter, decreased in amount as well as on a percentage basis for the first time in several quarters. Net charge-offs amounted to $3.6 million , a 3.0% decrease from the $3.7 million charged-off during the quarter ended December 31, 1996. As an annualized percentage of average loans, net charge-offs were 14.1% for the current quarter compared to 17.0% for the prior year quarter. The Company is encouraged by the reduction in loan losses, but continues to focus a great deal of attention on this very important aspect of its business. Until charge-offs return to historical levels, however, the results of operations of the Company's small loan business will continue to be negatively affected.

         General and administrative expenses for the quarter ended December 31, 1997, increased by $1,902,000, or 15.3%, over the same quarter of fiscal 1997. This increase resulted primarily from the additional expenses associated with the 24 net new offices opened or acquired during the current fiscal year. The Company has also sold or merged with other existing offices, 11 offices during the same period. These were offices that had not grown as expected to a profitable size within a reasonable period of time. Excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices increased by 1.4% when comparing the two periods. During the current quarter, the Company benefited from reduced intangible amortization as a result of a large intangible asset relating to the 1989 leveraged buyout becoming fully amortized in May, 1997. However, excluding both the expenses relating to ParaData, as well as intangible amortization, overall general and administrative expenses, when divided by average opened offices, increased by only 5.6%.

         Interest expense increased by $315,000, or 27.7%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in both the amount of debt outstanding, as well as the rate on this debt. Average debt outstanding during the two corresponding quarters increased by approximately $13.8 million, or 24.3%, primarily from funding several acquisitions as well as the internal growth in the loan portfolio. The increased rate resulted from the higher coupon on the subordinated notes that were issued in July, 1997.

         The effective income tax rate increased to 35.7% during the quarter ended December 31, 1997, from 35.0% during the prior year quarter. This slight increase reflects a small adjustment to the expected annualized rate from 33.5% to 34.0%.


Comparison of Nine Months Ended December 31, 1997,
Versus Nine Months Ended September 30, 1996

         For the nine-month period ended December 31, 1997, net income amounted to $4.0 million, a decrease of $904,000, or 21.9%, from the corresponding nine-month period of the prior year. Operating income decreased by $481,000, or 4.5%, over the two periods. This decrease, combined with an increase in interest expense, was offset by a decrease in income taxes.

         Total revenues amounted to $60.7 million during the current nine-month period, an increase of $6.3 million, or 11.5%, over the prior-year period. This increase resulted from an increase in interest and fee income of 11.9% combined with an increase in insurance and other income of 8.2%. Revenues from the 273 offices open throughout both nine-month periods decreased approximately 2.7%.

                          WORLD ACCEPTANCE CORPORATION
                MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Nine Months Ended December 31, 1997,
Versus Nine Months Ended December 31, 1996, continued

         Interest and fee income rose by $5.8 million, or 11.9%, during the two corresponding nine-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $95.4 million during the nine months ended December 31, 1997, representing a 14.0% increase over the average balances of the prior year. Other income increased by 8.2% due to increased insurance commissions, as well as increased gross profit from WCBC sales.

         The provision for loan losses increased by $1,388,000, or 14.7%, during the current nine-month period when compared to the same period of fiscal 1997. This increase resulted in an increase in the general reserve for loan losses which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $986,000, or 11.5%, when comparing the two nine-month periods. As an annualized percentage of average loans, this represented an decrease to 13.4% during the current nine-month period from to 13.7% for the same period of the prior fiscal year.

         General and administrative expenses increased by $5,364,000, or 15.6%, during the most recent nine-month period. As a percentage of total revenues, these expenses increased from 63.2% during the prior year nine-month period to 65.5% during the current period. This increase resulted from the 24 net, new offices opened or acquired during the fiscal year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, decreased by 0.7% when comparing the two nine-month periods.

         Interest expense increased by approximately $1,004,000 during the current nine-month period as a result of the increase in the level of debt outstanding, primarily due to the funds used to complete several key acquisitions during the previous 12 months and to fund the internal growth of the loan portfolio.

         The effective income tax rate decreased to 34.0% during the nine months ended December 31, 1997, from 35.0% for the same period ended December 31, 1996, which reflects a more accurate annualized income tax rate.


Liquidity and Capital Resources

         The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, the overall growth of loans outstanding and the repayment of existing debt.

         The Company has a $65.0 million revolving credit agreement, $8.0 million of senior term notes, and $10.0 million of subordinated notes.

         The amount available under the revolving credit agreement was increased by $5.0 million for the period December 15,1997, through February 15, 1998, to cover expected increased seasonal borrowing needs.

         The revolving credit facility expires on September 30, 1999, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At December 31, 1997, the interest rate under the facility was 7.63%, and the Company's outstanding balance was $59.5 million, leaving $10.5 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

         The senior term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5% with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1998).

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Company and its subsidiaries doing business in Georgia, Tennessee, South Carolina, Louisiana and Missouri are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a consolidated action currently pending in U.S. District Court in Alabama under the caption In re Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U. S. District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance or true non-file insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal truth-in-lending and RICO violations. The complaint seeks certification of a nationwide class and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, and an amended compliant was filed on December 31, 1997, the Company has filed an answer and the parties are in the discovery process. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants have agreed to change their non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward and, as a result, the Company could experience a reduction in future income.

         The Company has been named as a defendant in an action, Turner, et al.,
v. World Acceptance Corp., et al. pending in District Court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action was commenced against the company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that World and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery has not commenced. The plaintiff's claim is based on a recent opinion, February 20, 1997, of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior industry practice approved by regulatory authorities in Oklahoma. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court in a separate action titled Department of Consumer Credit v. Security Finance, et al. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior practice. World intends to vigorously defend this action.

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




                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                     PART II.  OTHER INFORMATION, CONTINUED


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
                                                                           Filed
                                                                           Herewith (*) or
                                                                           Previous                              Company
Exhibit                                                                    Exhibit                               Registration
Number   Description                                                       Number                                No. or Report
--------------------------------------------------------------------------------------------------------------------------------
3.1      Second Amended and Restated Articles of Incorporation of the        3.1                               1992 10-K
         Company

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

4.2      Articles 3, 4 and 5 of the Form of Company's Second                 3.1, 3.2                          1995 10-K
         Amended and Restated Articles of Incorporation

4.3      Article II, Section 9 of the Company's Second Amended               3.2                               1995 10-K
         and  Restated Bylaws

4.4      Amended and Restated Revolving Credit Agreement, dated as           4.4                               9-30-97 10-Q
         of June 30, 1997, between Harris Trust and Savings Bank,
         the Banks signatory thereto from time to time and the Company

4.5      Amended and Restated Note Agreement, dated as of June 30,           4.5                               9-30-97 10-Q
         1997, between Jefferson-Pilot Life Insurance Company and the
         Company

4.6      Amended and Restated Note Agreement, dated as of June 30,           4.6                               9-30-97 10-Q
         1997, between Principal Mutual Life Insurance Company and
         the Company

4.7      Note Agreement, dated as of June 30, 1997, between Principal        4.7                               9-30-97 10-Q
         Mutual Life Insurance Company and the Company re: 10%
         Senior Subordinated Secured Notes

4.8      Amended and Restated Security Agreement, Pledge and Indenture       4.8                               9-30-97 10-Q
         of Trust, dated as of June 30, 1997, between the Company and
         Harris Trust and Savings Bank, as Security Trustee

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

10.2+    Employment Agreement of A. Alexander McLean, III, effective        10.2                              1994 10-K
         April 1, 1994

10.3+    Employment Agreement of R. Harold Owens, effective June 26,        10.3                              1995 10-K
         1995






(a)      Exhibits:
                                                                           Filed
                                                                           Herewith (*) or
                                                                           Previous                              Company
Exhibit                                                                    Exhibit                               Registration
Number   Description                                                       Number                                No. or Report
--------------------------------------------------------------------------------------------------------------------------------

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

         (b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLD ACCEPTANCE CORPORATION



Dated:  February 12, 1998               /s/  C.D. Walters
                                       ---------------------------------------
                                        C.D. Walters, Chief Executive Officer


Dated:  February 12, 1998             /s/   A.A. McLean III
                                      -----------------------------------------
                                      A.A.  McLean III, Executive Vice President
                                      and Chief Financial Officer