Form 10-K405
period 1998-03-31
WORLD ACCEPTANCE CORP
filed 1998-06-29
CIK 108385

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                         Commission file number 0-19599

                                WORLD ACCEPTANCE
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

 South Carolina                                           570425114
-------------------------------            ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


             108 Frederick Street
          Greenville, South Carolina                            29607
----------------------------------------             -----------------------
  (Address of principal executive offices)                    (Zip Code)

                                 (864) 298-9800
              ------------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                           ---------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 19, 1998, computed by reference to the closing sale price on such date, was $99,354,068. As of the same date, 19,004,573 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's 1998 Annual Report ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                          WORLD ACCEPTANCE CORPORATION
                                FORM 10-K REPORT


                                TABLE OF CONTENTS



Item No.                                                                                                      Page

                                     PART I

1.    Description of Business.............................................................................     1

2.    Properties..........................................................................................     8

3.    Legal Proceedings...................................................................................     9

4.    Submission of Matters to a Vote of Security Holders.................................................    10


                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................    10

6.    Selected Financial Data.............................................................................    10

7.    Management's Discussion and Analysis of Financial Condition and Results of Operation................    10

8.    Financial Statements and Supplementary Data.........................................................    10

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    10


                                    PART III

10.    Directors and Executive Officers of the Registrant.................................................    10

11.    Executive Compensation.............................................................................    11

12.    Security Ownership of Certain Beneficial Owners and Management.....................................    11

13.    Certain Relationships and Related Transactions.....................................................    11


                                     PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    11

INTRODUCTION

      World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in nine states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 1998" are to the Company's fiscal year ended March 31, 1998.


                                     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

      GENERAL. The Company is engaged in the small-loan consumer finance business, offering short-term loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $1,350 through 365 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri,
and New Mexico as of June 19, 1998. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards. The Company's customers typically use their loans to meet temporary or unanticipated cash needs, such as holiday gift purchases, car repairs, medical bills and back-to-school needs.

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

      EXPANSION. The Company opened or acquired 24 new offices (net) during fiscal 1998. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

      The small-loan consumer finance industry is highly fragmented in the nine states in which the Company currently operates. The Company believes that its competitors in these markets are principally independent operators with fewer than 20 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

      The following table sets forth the number of offices of the Company at the dates indicated:


                                                                  At March 31,
                          ----------------------------------------------------------------------------------------
                                                                                                       At June 19,
STATE                     1991      1992      1993      1994       1995     1996      1997      1998     1998
-----                     ----      ----      ----      ----       ----     ----      ----      ----     ----

South Carolina........     52        52        53        56         59       62        68        64        64
Georgia...............     31        34        35        35         38        39       45        49        49
Texas.................     58        62        66        81         93       104      131       128       128
Oklahoma..............     21        23        27        31         33        39       40        41        41
Louisiana (1).........     -          5        10        12         15        20       18        21        21
Tennessee (2).........     -         -         -          2          6        18       24        28        30
Illinois (3)..........     -         -         -         -          -         -         3        11        14
Missouri (4)..........     -         -         -         -          -         -         1         9         9
New Mexico (5)........     -         -         -         -          -         -         6         9         9
                         ----      ----     -----     -----      -----     -----     ----      ----      ----
     Total............    162       176       191       217        244       282      336       360       365
                         ====      ====     =====     =====      =====     =====     ====      ====      ====

----------------------


(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.


      LOAN AND OTHER PRODUCTS. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 1998, the Company's average originated loan size and term were approximately $488 and eight months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 1998, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 36% to 204% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

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

      The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured's period of involuntary unemployment. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in South Carolina, and Georgia, and encourages customers to obtain credit insurance for loans originated in Tennessee and Louisiana. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

      The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee and Louisiana as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers. In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, South Carolina, and Louisiana and plans to introduce the program in Oklahoma and New Mexico in the summer of 1998. Borrowers participating in this program can purchase a product from a catalog available at a branch office and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.

      LOAN ACTIVITY AND SEASONALITY. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1991 through 1998:

                                                                   At March 31,
                                     -------------------------------------------------------------------------
       State                         1991      1992     1993      1994      1995      1996      1997      1998
       -----                         ----      ----     ----      ----      ----      ----      ----      ----

       South Carolina...........      40%       38%       37%       37%       35%      33%       26%       23%
       Georgia..................      13        13        14        14        13       13        13        14
       Texas....................      39        39        38        38        38       35        39        35
       Oklahoma.................       8         8         8         7         7        8         7         7
       Louisiana (1)............      -          2         3         3         4        5         3         4
       Tennessee (2)............      -         -         -          1         3        6        10        11
       Illinois (3).............      -         -         -         -         -        -         -          2
       Missouri (4).............      -         -         -         -         -        -         -          1
       New Mexico (5)...........      -         -         -         -         -        -          2         3
                                    ----     -----     -----     -----     -----     ----      ----      ----
           Total................     100%      100%      100%      100%      100%     100%      100%      100%
                                    ====     =====     =====     =====     =====     ====      ====      ====

_______________________________

(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.

      The following table sets forth the total number of loans and the average loan balance by state at March 31, 1998:

                                       Total Number         Average Gross Loan
                                         of Loans                Balance
                                       ------------         ------------------
 South Carolina.....................       70,730                   431
 Georgia............................       36,432                   513
 Texas..............................      129,970                   354
 Oklahoma...........................       24,404                   378
 Louisiana..........................       12,055                   394
 Tennessee..........................       25,322                   555
 Illinois...........................        5,193                   418
 Missouri...........................        3,767                   279
 New Mexico.........................        7,569                   549
                                         --------
     Total..........................      315,442
                                         --------

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

      LENDING AND COLLECTION OPERATIONS. The Company seeks to provide short-term loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment, duration of residence and prior credit experience. Loans are made to individuals on the basis of the customer's discretionary income and other factors and are limited to amounts that the customer can reasonably be expected to repay from that income. All of the Company's new customers are required to complete standardized credit applications in person or by telephone at local Company offices. Each of the Company's local offices is equipped to perform immediate background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's employment and credit histories through telephone checks with employers, other employment references and a variety of credit services. Substantially all new customers are required to submit a listing of personal property that will be pledged as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral. The Company generally approves less than 50% of applications for loans to new customers.

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

      In fiscal 1998, approximately 88% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 1996, 1997, and 1998, the percentages of the Company's loan originations that were refinancings of existing loans were 80.0%, 81.8%, and 79.1% respectively.

      The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustains their credit rating.

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

      INSURANCE-RELATED OPERATIONS. In Georgia, Louisiana, South Carolina, Tennessee, and on a limited basis, New Mexico, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

      The Company has a wholly owned captive insurance subsidiary, which reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 1998, the captive insurance subsidiary reinsured less than 11% of the credit insurance sold by the Company and contributed approximately $927,000 to the Company's total revenues.

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

      Senior management receives daily delinquency loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once every nine months, each office undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and federal and state laws and regulations.

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

      STAFF AND TRAINING. Local offices are generally staffed with three employees. The branch manager supervises operations of the office and is responsible for approving all loan applications. Each office generally has one assistant manager, who contacts delinquent customers, reviews loan applications and prepares operational reports and one customer service representative, who takes and processes loan applications and payments and assists in the preparation of operational reports and collection and marketing activities. Large offices may employ additional assistant managers and service representatives.

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

      ADVERTISING. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 1998, advertising expenses were approximately 5.0% of total revenues.

      COMPETITION. The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with fewer than 20 offices. Pawnshops also provide competition in most of the communities served by the Company. Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $1,000.

      The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge comparable interest rates and fees. The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.

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

      GOVERNMENT REGULATION. Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. Generally, state regulations also establish minimum capital requirements for each local office. State agency approval is required to open new branch offices. Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

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

      The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Illinois Consumer Credit Division, Department of Financial Institutions, and the Consumer Credit Bureau of the New Mexico Financial Institutions Division. These state regulatory agencies audit the Company's local offices from time to time and each state agency performs an annual compliance audit of the Company's operations in that state.

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

      EMPLOYEES. As of March 31, 1998, the Company had approximately 1,237 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age                        Position                         Period of Service as Executive Officer

Charles D. Walters (59)             Chairman and Chief               Chairman since July 1991; President
                                    Executive Officer;               since July 1986; CEO since July 1991;
                                    Director                         Director since April 1989

R. Harold Owens (50)                President and Chief              President since August 1996;
                                    Operating Officer; Director      Executive Vice President since June 1995;
                                                                     Director since August 1995

A. Alexander McLean, III (47)       Executive Vice President;        Executive Vice President since August 1996;
                                    Chief Financial Officer;         Senior Vice President since July 1992;
                                    Director                         CFO and Director since June 1989

Mark C. Roland (42)                 Senior Vice President,           Since January 1996
                                    Eastern Division



ITEM 2.   PROPERTIES

      The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of June 19, 1998, the Company had 365 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 1998, total lease expense was approximately $2.9 million, or an average of approximately $8,275 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and several of its subsidiaries are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action, that has been consolidated with similar lawsuits in U. S. District Court in Alabama under the caption In re: Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130, U. S. District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal Truth-in-Lending Act and RICO violations. The complaint is seeking certification as a nationwide class action and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, the Company has filed an answer, the discovery process is largely completed, and the court is considering the plaintiffs' motion for class certification and motion for partial summary judgement on the Truth-in-Lending Act claims. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants have agreed to change their non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward, and the Company's future earnings could be affected. The Company disputes the allegations made in the complaint, and intends to continue to defend itself vigorously.

      The Company has been named as a defendant in an action, Turner v. World Acceptance Corp. pending in district court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery is proceeding. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in existence in Oklahoma since 1969. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. The Company intends to defend this action vigorously.

      Management's statement of expectation with respect to this litigation may be deemed a forward-looking statement within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertainties and assumptions based on the preliminary nature of the case and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of this litigation could differ materially from management's expectation.

      At March 31, 1998, the Company and certain of its subsidiaries have been named as defendants in various other legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such other matters cannot be determined, in the opinion of management and based upon the advice of counsel, any such liability will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

      From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 1998.


                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 19, 1998, there were 169 holders of record of Common Stock.

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


ITEM 6.   SELECTED FINANCIAL DATA

      Information contained under the caption "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference in response to this Item 6.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference in response to this Item 7.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated Financial Statements for the Company and the Independent Auditors' Report thereon are contained in the Annual Report and are incorporated by reference in response to this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this
Item 9.


                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information contained under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

      Information contained under the caption "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Joint Report of the Compensation Committee and the Stock Option Committee," is incorporated herein by reference in response to this Item 11.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 19, 1998" and "Ownership of Common Stock of
Management as of June 19, 1998" in the Proxy Statement is incorporated by reference herein in response to this Item 12.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information contained under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference in response to this Item 13.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following consolidated financial statements of the Company and Independent Auditors' Report are contained in the Annual Report and are incorporated herein by reference.

      CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Balance Sheets at March 31, 1998 and 1997

           Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

           Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INDEPENDENT AUDITORS' REPORT


(2)   Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

 (3)  Exhibits

      The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

                                                                                 Filed Herewith (*),
                                                                               Non-Applicable (NA), or
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
       ---------------------------------------------------------------------------------------------------------------

        3.1      Second Amended and Restated Articles of Incorporation of the              3.1            1992 10-K
                 Company
        3.2      First Amendment to Second Amended and Restated Articles of                3.2            1995 10-K
                 Incorporation
        3.3      Amended Bylaws of the Company                                             3.4             33-42879

        4.1      Specimen Share Certificate                                                4.1             33-42879
        4.2      Articles 3, 4 and 5 of the Form of Company's Second Amended            3.1, 3.2          1995 10-K
                 and Restated Articles of Incorporation (as amended)
        4.3      Article II, Section 9 of the Company's Second Amended and                 3.2            1995 10-K
                 Restated Bylaws
        4.4      Amended and Restated Revolving Credit Agreement, dated as of              4.4           9-30-97 10-Q
                 June 30, 1997, between Harris Trust and Savings Bank, the
                 Banks signatory thereto from time to time and the Company
        4.5      Amended and Restated Note Agreement, dated as of June 30,                 4.5           9-30-97 10-Q
                 1997, between Jefferson-Pilot Life Insurance Company and the
                 Company
        4.6#     Amended and Restated Note Agreement, dated as of June 30,                 4.6           9-30-97 10-Q
                 1997, between Principal Mutual Life Insurance Company and the
                 Company
        4.7      Note Agreement, dated as of June 30, 1997, between Principal              4.7           9-30-97 10-Q
                 Mutual Life Insurance Company and the Company re:  10% Senior
                 Subordinated Secured Notes
        4.8      Amended and Restated Security Agreement, Pledge and Indenture             4.8           9-30-97 10-Q
                 of Trust, dated as of June 30, 1997, between the Company and
                 Harris Trust and Savings Bank, as Security Trustee
        10.1+    Employment Agreement of Charles D. Walters, effective April 1,           10.1            1994 10-K
                 1994
        10.2+    Employment Agreement of A. Alexander McLean, III, effective              10.2            1994 10-K
                 April 1, 1994
        10.3+    Employment Agreement of R. Harold Owens, effective June 26,              10.3            1995 10-K
                 1995
        10.4     Securityholders' Agreement dated as of September 19, 1991,               10.5             33-42879
                 between the Company and certain of its securityholders



                                                                                 Filed Herewith (*),
                                                                               Non-Applicable (NA), or
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
       ---------------------------------------------------------------------------------------------------------------

        10.5+    1992 Stock Option Plan of the Company                                      4              33-52166
        10.6+    1994 Stock Option Plan of the Company, as amended                        10.6            1995 10-K
        10.7+    The Company's Executive Incentive Plan                                   10.6            1994 10-K
        10.8+    The Company's Executive Strategic Incentive Plan                         10.8            1995 10-K
        10.9+    Amendment No. 1, dated as of April 1, 1996, to the Executive             10.9            1996 10-K
                 Strategic Incentive Plan
        13       Excerpts from 1998 Annual Report of the Company, with respect              *                 NA
                 to those portions incorporated by reference into this report
        21       Schedule of Company's subsidiaries                                         *                 NA
        23       Consent of KPMG Peat Marwick LLP in connection with the                    *                 NA
                 Company's Registration Statements on Form S-8
        27       Financial Data Schedule                                                    *                 NA


      + Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

      # Omitted from filing - substantially identical to immediately preceding exhibit, except for the parties thereto and the principal amount involved.


(4)   Reports on Form 8-K

      During the most recent fiscal quarter, there were no reports filed on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WORLD ACCEPTANCE CORPORATION


                                By:  /s/ A. Alexander McLean, III
                                     -----------------------------
                                         A. Alexander McLean, III
                                         Executive Vice President and CFO
                                         Date:   June 29, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature
      ---------

   /s/ Charles D. Walters
   ------------------------------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 29, 1998



   /s/ A. Alexander McLean, III
------------------------------------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 29, 1998



   /s/ R. Harold Owens
-----------------------------------------------------------
R. Harold Owens, President and Chief
Operating Officer (principal operating officer); Director

         Date:  June 29, 1998



   /s/ Ken R. Bramlett, Jr.
-----------------------------------------------------------
Ken R. Bramlett, Jr., Director

         Date:  June 29, 1998