Form 10-K405/A
period 1998-03-31
WORLD ACCEPTANCE CORP
filed 1998-07-01
CIK 108385

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K/A
                                -----------------

                                 Amendment No. 1

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

================================================================================

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WORLD ACCEPTANCE CORPORATION



                                By:  /s/ A. Alexander McLean, III
                                     -----------------------------
                                         A. Alexander McLean, III
                                         Executive Vice President and CFO
                                         Date:   July 1, 1998