Form 10-Q
period 1998-06-30
WORLD ACCEPTANCE CORP
filed 1998-08-12
CIK 108385

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      or

[   ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES AND EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________

                       Commission File Number: 0-19599
                                               -------

                          WORLD ACCEPTANCE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter.)



           South Carolina                                 57-0425114
---------------------------------------          -----------------------------
      (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                     Number)


                             108 Frederick Street
                        Greenville, South Carolina 29607
                        ---------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (864) 298-9800
                        -------------------------------
             (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              __[X]__ Yes         _____  No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 11, 1998.

      Common Stock, no par value                         19,004,573
      ---------------------------                 -----------------------
             (Class)                                   (Outstanding)

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                  PAGE

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of June 30,
         1998 and March 31, 1998                                     3

         Consolidated Statements of Operations for the
         three months ended June 30, 1998 and June 30, 1997          4

         Consolidated Statements of Shareholders' Equity for the
         year ended March 31, 1998 and the three months ended
         June 30, 1998                                               5

         Consolidated Statements of Cash Flows for the
         three months ended June 30, 1998 and June 30, 1997          6

         Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three
         months ended June 30, 1998 and June 30, 1997                9



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                           12

Item 2.  Changes in Securities                                       12

Item 6.  Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                           15

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                     June 30,         March 31,
                                                       1998             1998
                                                   ------------   --------------
                       ASSETS

Cash                                               $   770,044       1,212,611
Gross loans receivable                             136,061,347     130,559,256
Less:
   Unearned interest and fees                      (29,000,289)    (27,173,845)
   Allowance for loan losses                        (8,799,019)     (8,444,563)
                                                   ------------    ------------
      Loans receivable, net                         98,262,039      94,940,848
Property and equipment, net                          6,394,570       6,424,757
Other assets, net                                    6,421,957       6,193,300
Intangible assets, net                               9,322,058       9,610,394
                                                   ------------    ------------
      Total assets                                $121,170,668     118,381,910
                                                   ============    ============


         LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
   Senior notes payable                             65,300,000      63,700,000
   Other note payable                                  482,000         482,000
   Income taxes payable                              2,868,331       2,795,119
   Accounts payable and accrued expenses             3,059,745       4,103,511
                                                   ------------     -----------
      Total liabilities                             71,710,076      71,080,630
                                                   ------------      ----------

Shareholders' equity:
   Common stock, no par value                               -               -
   Additional paid-in capital                          890,831         864,968
   Retained earnings                                48,569,761      46,436,312
                                                   -----------     ----------
      Total shareholders' equity                    49,460,592      47,301,280
                                                   -----------     -----------
                                                  $121,170,668     118,381,910
                                                   ===========     ===========









         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three months ended
                                                     June 30,
                                               ----------------------
                                                 1998         1997

   Revenues:
      Interest and fee income               $18,445,292   16,433,263
      Insurance and other income              2,288,317    1,952,921
                                             ----------   ----------
       Total revenues                        20,733,609   18,386,184
                                             ----------   ----------

   Expenses:
      Provision for loan losses                2,359,669   2,098,206
                                             -----------  ----------
      General and administrative expenses:
       Personnel                               9,018,177   7,969,360
       Occupancy and equipment                 1,494,788   1,420,299
       Data processing                           352,051     296,062
       Advertising                               891,024     712,482
       Amortization of intangible assets         310,686     485,473
       Other                                   1,858,082   1,740,113
                                               ---------   ---------
                                              13,924,808  12,623,789
                                               ---------   ---------

      Interest expense                         1,215,683   1,181,476
                                               ---------   ---------
       Total expenses                         17,500,160  15,903,471
                                               ----------  ----------

   Income before income taxes                  3,233,449   2,482,713

   Income taxes                                1,100,000     832,000
                                           -------------   ---------

   Net income and comprehensive income      $  2,133,449   1,650,713
                                               =========   =========

   Net income per common share:
      Basic                                 $       .11         .09
                                               ========     ========
      Diluted                               $       .11         .09
                                               ========     ========

   Weighted average common equivalent shares outstanding:
      Basic                                    19,003,122  18,938,320
                                               ==========  ==========
      Diluted                                  19,250,197  19,149,555
                                               ==========  ==========











         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)


                                                 Additional
                                                  Paid-in        Retained
                                                  Capital        Earnings          Total
                                                ------------     ----------       -------

Balances at March 31, 1997                      $ 625,592        38,337,871      38,963,463

Proceeds from exercise of stock options
  (62,000 shares), including tax benefit
  of $58,543                                      239,376               -           239,376
Net income                                             -          8,098,441       8,098,441
                                                  -------        ---------        ---------

Balances at March 31, 1998                        864,968        46,436,312      47,301,280

Proceeds from exercise of stock options
  (6,000 shares), including tax benefit
  of $8,363                                        25,863             -              25,863
Net income                                         -              2,133,449       2,133,449
                                                  -------         ---------       ---------

Balances at June 30, 1998                       $ 890,831        48,569,761      49,460,592
                                                  =======        ==========      ==========










            See accompanying notes to consolidated financial statements.

                        WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)




                                                      Three months ended
                                                           June 30,
                                                     --------------------------
                                                        1998           1997
                                                     ----------       ---------
   Cash flows from operating activities:
     Net income                                      $2,133,449       1,650,713
     Adjustments to reconcile net income
      to net cash provided by operating activities:
      Provision for loan losses                       2,359,669       2,098,206
      Amortization of intangible assets                 310,686         485,473
      Amortization of loan costs and discounts           27,521          26,210
      Depreciation                                      333,839         354,622
      Change in accounts:
         Other assets, net                             (256,178)         70,290
         Accounts payable and accrued expenses       (1,043,766)     (1,080,636)
         Income taxes payable                            81,575        (867,335)
                                                       --------       ---------

          Net cash provided by operating activities   3,946,795       2,737,543
                                                       --------       ---------
   Cash flows from investing activities:
     Increase in loans, net                          (5,450,310)     (2,965,062)
     Net assets acquired from office acquisitions,
       primarily loans                                 (230,550)       (307,264)
     Purchases of premises and equipment               (303,652)       (501,450)
     Purchases of intangible assets                     (22,350)       (137,000)
                                                       --------       ---------

          Net cash used by investing activities      (6,006,862)     (3,910,776)
                                                       --------       ---------
   Cash flows from financing activities:
     Proceeds from senior notes payable, net          1,600,000       1,900,000
     Proceeds from exercise of stock options             17,500          37,917
                                                       --------       ---------

          Net cash provided by financing activities   1,617,500       1,937,917
                                                       ---------      ---------

   Increase (decrease) in cash                         (442,567)        764,684

   Cash, beginning of period                          1,212,611       1,486,073
                                                       ---------      ---------

   Cash, end of period                               $   770,044      2,250,757
                                                         =======      =========

   Supplemental disclosure of cash flow information:
     Cash paid for interest expense                  $ 1,487,490      1,437,573
     Cash paid for income taxes                        1,018,425      1,699,335
   Supplemental schedule of noncash financing activities:
     Tax benefits from exercise of stock options           8,363         15,418



         See accompanying notes to consolidated financial statements.

                WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION
------------------------------

   The consolidated financial statements of the Company at June 30, 1998, and for the period then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1998, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

   Certain reclassification entries have been made for fiscal 1998 to conform with fiscal 1999 presentationThese reclassifications had no impact on shareholders' equity or net income.

   These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1998, included in the Company's 1998 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

   The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                    Three months ended June 30,
                                                    ---------------------------
                                                           1998       1997
                                                           ----       ----

            Balance at beginning of period         $  8,444,563   6,283,459
            Provision for loan losses                 2,359,669   2,098,206
            Loan losses                              (2,347,395) (2,217,202)
            Recoveries                                  330,823     253,027
            Allowance on acquired loans                  11,359      16,044
                                                      ---------  -----------
            Balance at end of period               $  8,799,019   6,433,534
                                                      =========  ===========


NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)
----------------------------------------------

   The following statement of operations data for ParaData was included in the Company's Consolidated Statement of Operations for the three-month periods ending June 30, 1998 and 1997 (unaudited):


                                                       1998        1997
                                                    ----------   --------

          Sales and system support                   $601,899     407,369
          Cost of sales                               117,408      88,013
                                                     --------     -------
            Net margin (included in other
              income)                                 484,491     319,356
          General and administrative expenses
            Personnel                                 293,967     215,860
            Occupancy and equipment                    28,996      66,261
            Advertising                                 3,156         250
            Amortization of intangibles                   -         7,189
            Other                                      48,798      39,770
                                                       ------      ------
                                                      374,917     329,330
                                                       ------      ------
          Net income (loss) before taxes             $109,574     (9,974)
                                                     ========      ======

NOTE 4 - ADOPTION OF FINANCIAL  ACCOUNTING STANDARDS BOARD'S (FASB) STATEMENT
-----------------------------------------------------------------------------
OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130
------------------------------------------------

   In June 1997, the FASB issued SFAS No. 130. Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. The Company adopted Statement 130 effective April 1, 1998, and no adjustments were necessary.

                          WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                        PART I. FINANCIAL INFORMATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         -------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Results of Operations
---------------------

    The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                   Three months
                                                  ended June 30,
                                                  ---------------
                                                   1998    1997
                                                  ------  ------
                                               (Dollars in thousands)

      Average gross loans receivable (1)        $133,009 114,347
      Average loans receivable (2)               103,974  89,072

      Expenses as a % of total revenue:
        Provision for loan losses                  11.4%    11.4%
        General and administrative                 67.2%    68.7%
        Total interest expense                      5.9%     6.4%

      Operating margin (3)                         21.5%    19.9%

      Return on average assets (annualized)         7.1%     6.3%

      Offices opened or acquired, net                 6       13
      Total offices (at period end)                 366      349

-------------

(1)Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.


Comparison of Three Months Ended June 30, 1998, Versus
------------------------------------------------------
Three Months Ended June 30, 1997
--------------------------------

   Net income amounted to $2,133,000 for the three months ended June 30, 1998, a 29.2% increase over the $1,651,000 earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $785,000, or 21.4%. This increase was partially offset by increases in interest expense and income taxes.

                          WORLD ACCEPTANCE CORPORATION

               -----------------------------------------------

Comparison of Three Months Ended June 30, 1998, Versus
------------------------------------------------------
Three Months Ended June 30, 1997, continued
-------------------------------------------

   Interest and fee income for the quarter ended June 30, 1998, increased by $2,012,000, or 12.2%, over the same period of the prior year. This increase resulted from a $14.9 million increase, or 16.7%, in average loans receivable over the two corresponding periods.

   Insurance commissions and other income increased by $335,000, or 17.2%, over the two quarters. This increase resulted primarily from an increase of $165,000 in revenues from the Company's ParaData subsidiary, together with an increase of approximately $278,000 in gross profit from sales of merchandise in the Company's World Class Buying Club program.

   Total revenues rose to $20.7 million during the quarter ended June 30, 1998, a 12.8% increase over the $18.4 million for the corresponding quarter of the previous year. Revenues from the 336 offices open throughout both quarters increased by approximately 4.1%, primarily due to increased balances of loans receivable in those offices. At June 30, 1998, the Company had 366 offices in operation, an increase of 6 offices from March 31, 1998.

   The provision for loan losses during the quarter ended June 30, 1998 increased by $261,000, or 12.5%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses and the amount of loans charged off. As a percentage of gross loans outstanding, the allowance for loan losses increased from 5.6% at June 30, 1997 to 6.5% at June 30, 1998. Net charge-offs for the current quarter amounted to $2,017,000, a 2.7% increase over the $1,964,000 charged off during the same quarter of fiscal 1998. However, annualized net charge-offs as a percentage of average loans showed a decrease from the corresponding quarter of the prior fiscal year for the third consecutive quarter and declined to 7.8% for the current quarter compared to 8.8% for the three months ended June 30, 1997. The continuing improvement in the Company's charge-off ratios has greatly contributed to the Company's enhanced earnings during the past two quarters. There can be no assurance that this trend will continue. Effective with the beginning of the current fiscal year, the Company changed its method of accounting for charge-offs to a net of unearned income basis. Prior to April 1, 1998, all loans were charged-off for the gross amount with any remaining unearned income recognized as interest and fee income. There is no net income effect of the change, but a reclassification between the provision for loan losses and interest and fee income has been made. All prior year numbers have been restated to reflect the change making the corresponding numbers comparable.

   General and administrative expenses for the quarter ended June 30, 1998, increased by $1,301,000, or 10.3%, over the same quarter of fiscal 1998. This increase resulted from the additional general and administrative expenses associated with the 17 net new offices opened or acquired between June 30, 1997 and 1998, offset partially by a decrease in intangible amortization when comparing the two quarterly periods. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 4.7% when comparing the two periods; and, as a percentage of total revenue, decreased from 68.7% during the prior year quarter to 67.2% during the most recent quarter.

   Interest expense increased by $34,000, or 2.9%, primarily as a result of the additional debt incurred to fund the increase in loans receivable during the prior year.

   The Company's effective income tax rate increased to 34.0% during the current quarter compared to 33.5% during the same quarter of the prior year. The current 34.0% reflects the estimated annualized rate for fiscal 1999.


Liquidity and Capital Resources
-------------------------------

   The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding (including acquisitions) and the repayment of existing debt.

   The Company has a $65.0 million revolving credit agreement, $8.0 million of senior term notes, and $10.0 million of subordinated notes.

   The revolving credit facility expires on September 30, 1999, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At June 30, 1998, the interest rate under the facility was 7.37%, and the Company's outstanding balance was $47.3 million, leaving $17.7 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

                         WORLD ACCEPTANCE CORPORATION

               -----------------------------------------------

   The senior term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5%, with annual principal payments of $4.0 million to be made each year (the next payment being due on December 1, 1998).

   The subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million will be due beginning June 1, 1999, with a final maturity date of June 1, 2004.

   Borrowings under the revolving credit agreement, the senior term notes, and the subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

   The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the continuing growth of the Company's loan portfolio, the principal payments due under the term notes and fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.

Inflation
---------

   The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of three of the nine states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.


Quarterly Information and Seasonality
-------------------------------------

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

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
            -----------------

        The Company and several of its subsidiaries are named as co-defendants with a number of other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action that has been consolidated with similar lawsuits in the U.S. District Court in Alabama under the caption In re: Consolidated
                                                    -------------------
        "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket
        -------------------------------------
        No. 1130, U.S. District Court, Middle District of Alabama, Northern Division). The consolidated action involves the defendants' non-file insurance practices. The complaint alleges, among other things, that the defendants' non-file insurance coverages do not constitute true insurance, and that the defendants' practices with respect to non-file insurance constitute alleged federal Truth-in-Lending Act and RICO violations. The complaint is seeking certification as a nationwide class action and seeks to recover money damages and injunctive relief. The complaint was filed on April 18, 1995, the Company has filed an answer, the discovery process is largely completed, and the court is considering the plaintiffs' motion for class certification and motion for partial summary judgment on the Truth-in-Lending Act claims. The Company has been advised that certain of the defendants in the case have agreed to settle the claims made against them by paying money damages to the plaintiffs. The Company has also been advised that certain of the settling defendants have agreed to change their non-file insurance practices. If the Company's non-file insurance practices are found to be improper, the Company could be required to refund non-file insurance fees, pay other significant damages to the plaintiffs, and change its non-file insurance practices going forward, and the Company's future earnings could be affected. The Company disputes the allegations made in the complaint, and intends to continue to defend itself vigorously.

        The Company has been named as a defendant in an action, Turner v. World
                                                                ---------------
        Acceptance Corp. pending in District Court for the Fourteenth Judicial
        ----------------
        District, Tulsa County, Oklahoma (No. CJ-97-1921). The action commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery is proceeding. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in existence in Oklahoma since 1969. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. The Company intends to defend this action vigorously.

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


Item 2. Changes in Securities
        ---------------------

        The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                    PART II. OTHER INFORMATION, CONTINUED


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

                                                               Previous    Company
Exhibit                                                        Exhibit     Registration
Number   Description                                           Number      No. or Report
-------------------------------------------------------------------------------------
 3.1     Second Amended and Restated Articles of Incorporation
         of the  Company                                         3.1       1992 10-K

 3.2     First Amendment to Second Amended and Restated
         Articles of Incorporation                               3.2       1995 10-K

 3.3     Amended Bylaws of the Company                           3.4        33-42879

 4.1     Specimen Share Certificate                              4.1        33-42879

 4.2     Articles 3, 4 and 5 of the Form of Company's Second     3.1, 3.2   1995 10-K
         Amended and Restated Articles of Incorporation
         (as amended)

 4.3     Article II, Section 9 of the Company's Second Amended   3.2        1995 10-K
         and Restated Bylaws

 4.4     Amended and restated Revolving Credit Agreements,       4.4        9-30-97 10-Q
         dated as of June 30, 1997, between Harris Trust and
         Savings Bank, the Banks signatory thereto from time
         to time and the Company

 4.5     Amended and Restated Note Agreements, dated as of       4.5        9-30-97 10-Q
         June 30,  1997, between Jefferson-Pilot Life
         Insurance Company and the Company

 4.6#    Amended and Restated Note Agreement, dated as of        4.6        9-30-97 10-Q
         June 30, 1997, between Principal Mutual Life
         Insurance Company and the Company

 4.7     Note Agreement, dated as of June 30, 1997, between      4.7        9-30-97 10-Q
         Principal  Mutual Life Insurance Company and the
         Company re:  10%  Senior Subordinated Secured Notes

 4.8     Amended and Restated Security Agreement, Pledge         4.8        9-30-97 10-Q
         and Indenture of Trust, dated as of June 30, 1997,
         between the Company and Harris Trust and
         Savings Bank, as Security Trustee

10.1     Employment Agreement of Charles D. Walters,            10.1        1994 10-K
         effective April 1, 1994

10.2     Employment Agreement of A. Alexander McLean, III,      10.2        1994 10-K
         effective  April 1, 1994

10.3     Employment Agreement of R. Harold Owens,               10.3        1995 10-K
         effective June 26, 1995

10.4     Securityholders' Agreement, dated as of                10.5        33-42879
         September 19, 1991, between the Company and certain
         of its securityholders





10.5     1992 Stock Option Plan of the Company                    4         33-52166

10.6     1994 Stock Option Plan of the Company, as amended     10.6         1995 10-K

10.7     The Company's Executive Incentive Plan                10.6         1994 10-K

10.8     The Company's Executive Strategic Incentive Plan      10.8         1995 10-K

10.9     Amendment No. 1, dated as of April 1, 1996, to the    10.9         1996 10-K
         Executive Strategic Incentive Plan

27       Financial Data Schedules (for SEC purposes only)

# Omitted from filing - substantially identical to immediately preceding exhibits, except for the parties thereto and the principal amount involved.

        (b) Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WORLD ACCEPTANCE CORPORATION



Dated:  August 11, 1998
                                        /s/ C. D. Walters
                                       ----------------------------------------
                                        C. D. Walters, Chairman, and
                                        Chief Executive Officer



Dated:  August 11, 1998                /s/ A. A. McLean III
                                       ----------------------------------------
                                       A. A. McLean III, Executive Vice
                                       President and Chief Financial Officer