Form 10-Q
period 1998-09-30
WORLD ACCEPTANCE CORP
filed 1998-11-16
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    AND EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------
                         Commission File Number: 0-19599


                          WORLD ACCEPTANCE CORPORATION
                          ----------------------------
            (Exact name of registrant as specified in its charter.)



         South Carolina                                  57-0425114
         --------------                                  ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                            Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (864) 298-9800
                                 --------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] Yes           [ ] No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 16, 1998.

      Common Stock, no par value                           19,016,573
      --------------------------                           ----------
               (Class)                                   (Outstanding)

                         This Filing contains 19 pages.
                        The Exhibit Index is on page 17.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of September 30,
         1998, and March 31, 1998                                            3

         Consolidated Statements of Operations for the
         three-month periods and six-month periods ended
         September 30, 1998, and September 30, 1997                          4

         Consolidated Statements of Shareholders' Equity
         for the year ended March 31, 1998, and the six-month
         period ended September 30, 1998                                     5

         Consolidated Statements of Cash Flows for the
         three-month periods and six-month periods ended
         September 30, 1998, and September 30, 1997                          6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three-month
         periods and six-month periods ended September 30, 1998,
         and September 30, 1997                                              9


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 4.  Submission of Matters to a Vote of Securityholders                  16

Item 6.  Exhibits and Reports on Form 8-K                                    17


Signatures                                                                   19

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                               September 30,          March 31,
                                                   1998                 1998
                                              -------------       -------------
                       ASSETS

Cash                                          $   1,293,885           1,212,611
Gross loans receivable                          141,133,490         130,559,256
Less:
   Unearned interest and fees                   (30,538,595)        (27,173,845)
   Allowance for loan losses                     (8,908,102)         (8,444,563)
                                              -------------       -------------
      Loans receivable, net                     101,686,793          94,940,848
Property and equipment, net                       6,720,509           6,424,757
Other assets, net                                 6,217,527           6,193,300
Intangible assets, net                            9,360,767           9,610,394
                                              -------------       -------------
                                              $ 125,279,481         118,381,910
                                              =============       =============



         LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
   Senior notes payable                         58,250,000           53,700,000
   Subordinated notes payable                   10,000,000           10,000,000
   Other note payable                              482,000              482,000
   Accounts payable and accrued expenses         8,712,273            6,898,630
                                              ------------         ------------
      Total liabilities                         77,444,273           71,080,630
                                              ------------         ------------

Shareholders' equity:
   Common stock, no par value                         --                  --

   Additional paid-in capital                      935,921              864,968
   Retained earnings                            46,899,287           46,436,312
                                              ------------         ------------
      Total shareholders' equity                47,835,208           47,301,280
                                              ------------         ------------
                                              $125,279,481          118,381,910
                                              ============         ============





           See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended               Six months ended
                                                      September 30,                  September 30,
                                              ----------------------------   ---------------------------
                                                    1998         1997              1998         1997
                                                    ----         ----              ----         ----
Revenues:
  Interest and fee income                     $ 19,293,990      17,241,065     37,739,282     33,674,328
  Insurance and other income                     2,388,103       2,061,042      4,676,420      4,013,963
                                              ------------    ------------   ------------   ------------
   Total revenues                               21,682,093      19,302,107     42,415,702     37,688,291
                                              ------------    ------------   ------------   ------------

Expenses:
  Provision for loan losses                      3,111,965       2,866,548      5,471,634      4,964,754
                                              ------------    ------------   ------------   ------------
  General and administrative expenses:
   Personnel                                     8,934,320       7,839,340     17,952,497     15,808,700
   Occupancy and equipment                       1,697,193       1,631,073      3,191,981      3,051,372
   Data processing                                 368,619         303,639        720,670        599,701
   Advertising                                     841,234         799,801      1,732,258      1,512,283
   Legal                                         5,562,793         102,765      5,687,180        232,715
   Amortization of intangible assets               316,391         300,320        627,077        785,793
   Other                                         1,975,397       1,866,336      3,709,092      3,476,499
                                              ------------    ------------   ------------   ------------
                                                19,695,947      12,843,274     33,620,755     25,467,063
                                              ------------    ------------   ------------   ------------

  Interest expense                               1,411,655       1,383,406      2,627,338      2,564,882
                                              ------------    ------------   ------------   ------------
      Total expenses                            24,219,567      17,093,228     41,719,727     32,996,699
                                              ------------    ------------   ------------   ------------

Income (loss) before income taxes               (2,537,474)      2,208,879        695,975      4,691,592

Income taxes (benefit)                            (867,000)        740,000        233,000      1,572,000
                                              ------------    ------------   ------------   ------------

Net income (loss)                             $ (1,670,474)      1,468,879        462,975      3,119,592
                                              ============    ============   ============   ============

Net Income (loss) per common share:
   Basic                                      $       (.09)            .08            .02            .16
                                              ============    ============   ============   ============
   Diluted                                    $       (.09)            .08            .02            .16
                                              ============    ============   ============   ============

Weighted average common shares outstanding:
   Basic                                        19,006,888      18,952,769     19,005,005     18,945,545
                                              ============    ============   ============   ============
   Diluted                                      19,006,888      19,202,676     19,218,723     19,176,115
                                              ============    ============   ============   ============





           See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                            Additional
                                                             Paid-in        Retained
                                                             Capital        Earnings       Total
                                                           ----------     ----------     ----------
Balances at March 31, 1997                                 $  625,592     38,337,871     38,963,463

Proceeds from exercise of stock options (62,000 shares),
   including tax benefits of $58,543                          239,376           --          239,376
Net income for the year                                          --        8,098,441      8,098,441
                                                           ----------     ----------     ----------

Balances at March 31, 1998                                    864,968     46,436,312     47,301,280

Proceeds from exercise of stock options (18,000 shares),
   including tax benefit of $18,453                            70,953           --           70,953
Net income for the six months                                    --          462,975        462,975
                                                           ----------     ----------     ----------

Balances at September 30, 1998                             $  935,921     46,899,287     47,835,208
                                                           ==========     ==========     ==========






              See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended              Six months ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                              1998          1997            1998          1997
                                                              ----          ----            ----          ----

Cash flows from operating activities:
   Net income (loss)                                     $(1,670,474)     1,468,879        462,975      3,119,592
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses                             3,111,965      2,866,548      5,471,634      4,964,754
     Amortization of intangible assets                       316,391        300,320        627,077        785,793
     Amortization of loan costs and discounts                 33,172         31,258         60,693         57,468
     Depreciation                                            376,405        363,649        710,244        718,271
     Change in accounts:
       Other assets, net                                     171,258     (1,953,420)       (84,920)    (1,883,130)
       Accounts payable and accrued expenses               2,794,287        683,769      1,832,096     (1,264,202)
                                                           ---------        -------      ---------     ----------

         Net cash provided by operating activities         5,133,004      3,761,003      9,079,799      6,498,546
                                                           ---------        -------      ---------     ----------
Cash flows from investing activities:
   Increase in loans, net                                 (5,786,913)    (5,012,704)   (11,237,223)    (7,977,766)
   Net assets acquired from office acquisitions,
     primarily loans                                        (754,725)    (4,730,288)      (985,275)    (5,037,552)
   Purchases of premises and equipment                      (697,425)      (813,160)    (1,001,077)    (1,314,610)
   Purchases of intangible assets                           (355,100)      (939,936)      (377,450)    (1,076,936)
                                                           ---------        -------      ---------     ----------
         Net cash used by investing activities            (7,594,163)   (11,496,088)   (13,601,025)   (15,406,864)
                                                           ---------        -------      ---------     ----------
Cash flows from financing activities:
   Proceeds (repayment) of senior notes payable, net       2,950,000     (2,250,000)     4,550,000       (350,000)
   Proceeds from senior subordinated notes                      --       10,000,000           --       10,000,000
   Proceeds from exercise of stock options                    35,000         17,500         52,500         55,417
                                                           ---------        -------      ---------     ----------
         Net cash provided by financing activities         2,985,000      7,767,500      4,602,500      9,705,417
                                                           ---------        -------      ---------     ----------
Increase (decrease) in cash                                  523,841         32,415         81,274        797,099

Cash, beginning of period                                    770,044      2,250,757      1,212,611      1,486,073
                                                         -----------    -----------    -----------    -----------

Cash, end of period                                      $ 1,293,885      2,283,172      1,293,885      2,283,172
                                                         ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest expense                        $ 1,286,218        899,903      2,773,708      2,363,686
   Cash paid for income taxes                              2,734,960      1,979,435      3,753,385      3,678,770
Supplemental schedule of noncash financing activities:
   Tax benefits from exercise of stock options                10,090          7,786         18,453         23,204

           See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

   The consolidated financial statements of the Company at September 30, 1998, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1998, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

   These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1998, included in the Company's 1998 Annual Report to Shareholders.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                        Three months                  Six months
                                     ended September 30,           ended September 30,
                                     -------------------           -------------------
                                      1998           1997          1998           1997
                                      ----           ----          ----           ----
Balance at beginning of period   $ 8,799,019      6,433,534      8,444,563      6,283,459
Provision for loan losses          3,111,965      2,866,548      5,471,634      4,964,754
Loan losses                       (3,132,470)    (2,822,196)    (5,479,865)    (5,039,398)
Recoveries                           323,695        245,802        654,518        498,829
Allowance on acquired loans         (194,107)       802,764       (182,748)       818,808
                                 -----------      ---------      ---------      ---------
Balance at end of period         $ 8,908,102      7,526,452      8,908,102      7,526,452
                                 ===========      =========      =========      =========




NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)

   The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended September 30, 1998 and 1997 (unaudited):

                                                 Three months           Six months
                                             ended September 30,     ended September 30,
                                             -------------------     -------------------
                                               1998        1997       1998         1997
                                               ----        ----       ----         ----
Sales and system-support                   $ 534,912     463,355   1,136,811     870,724
Cost of sales                                100,812      75,688     218,220     163,701
                                           ---------   ---------   ---------   ---------
   Net margin (included in other income)     434,100     387,667     918,591     707,023
                                           ---------   ---------   ---------   ---------
General and administrative expenses
   Personnel                                 277,806     253,425     571,773     469,285
   Occupancy and equipment                    35,870      69,011      64,866     135,272
   Advertising                                 1,162       2,575       4,318       2,825
   Amortization of intangibles                  --         7,189        --        14,378
   Other                                      44,022      38,708      92,820      78,478
                                           ---------   ---------   ---------   ---------
                                             358,860     370,908     733,777     700,238
                                           ---------   ---------   ---------   ---------
Net income before income taxes             $  75,240      16,759     184,814       6,785
                                           =========   =========   =========   =========

NOTE 4 - LEGAL EXPENSE

    Since April 1995, the Company and several of its subsidiaries have been parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company has been consolidated with other litigation against other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re: Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division).

    On November 11, 1998, the Company and its subsidiaries named in the action entered into a settlement agreement. Pursuant to the settlement agreement, which is subject to the court's approval, the Company has agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million. In addition, the terms of the settlement will curtail certain non-filing practices by the Company and its subsidiaries and will allow the court to approve criteria defining those circumstances in which the Company's subsidiaries can make non-filing insurance claims going forward. As a result of the settlement, non-filing insurance fees charged to borrowers will be reduced by 25%. The settlement agreement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, is subject to the court's approval because the settlement concerns a class action. The Company anticipates that a hearing will be held by the court during the fourth quarter of its current fiscal year with respect to approval of the settlement.

   The Company has recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the quarter ended September 30, 1998. Going forward, the Company expects that the settlement will limit and reduce the coverage for the types of losses with respect to which its subsidiaries will submit claims. The Company cannot predict the amount of this reduction, but believes that the settlement will negatively impact the Company in the near term, but should not have a material adverse effect on the Company's results of operations over time.

NOTE 5 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of other comprehensive income separately in the equity section of a statement of financial position. The Company adopted Statement 130 effective April 1, 1998, and no adjustments were necessary and comprehensive income (loss) is equal to net income (loss).

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

Results of Operations

    The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                Three months              Six months
                                             ended September 30,      ended September 30,
                                             -------------------      -------------------
                                              1998         1997         1998        1997
                                              ----         ----         ----        ----
                                                       (Dollars in thousands)

Average gross loans receivable (1)      $  139,013       121,206      136,006      118,042
Average loans receivable (2)               108,170        94,086      106,082       91,811

Expenses as a % of total revenue:
   Provision for loan losses                  14.4%         14.9%        12.9%        13.2%
   General and administrative (3)             90.8%         66.5%        79.3%        67.6%
   Total interest expense                      6.5%          7.2%         6.2%         6.8%

Operating margin (4)                          (5.2)%        18.6%         7.8%        19.3%

Return on average assets (annualized)          6.2%          5.4%         6.6%         5.9%

Offices opened or acquired, net                  8            11           14           24
Total offices (at period end)                  374           360          374          360

(1)Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)Includes $5.4 million accrual for pending legal settlement for the three and six-month periods ended September 30, 1998. Excluding this one time charge, the ratios would have been 65.9% and 66.5% for the three and six-month periods, respectively.
(4)Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues. Excluding the $5.4 million charge for the pending legal settlement, the operating margins for the three and six-month periods ended September 30, 1998 would have been 19.7% and 20.6%, respectively.

Pending Legal Settlement

    Since April 1995, the Company and several of its subsidiaries have been parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company has been consolidated with other litigation against other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re: Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division).

    On November 11, 1998, the Company and its subsidiaries named in the action entered into a settlement agreement. Pursuant to the settlement agreement, which is subject to the court's approval, the Company has agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million. In addition, the terms of the settlement will curtail certain non-filing practices by the Company and its subsidiaries and will allow the court to approve criteria defining those circumstances in which the Company's subsidiaries can make non-filing insurance claims going forward. As a result of the settlement, non-filing insurance fees charged to borrowers will be reduced by 25%. The settlement agreement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, is subject to the court's approval because the settlement concerns a class action. The Company anticipates that a hearing will be held by the court during the fourth quarter of its current fiscal year with respect to approval of the settlement.

   The Company has recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the quarter ended September 30, 1998. Going forward, the Company expects that the settlement will limit and reduce the coverage for the types of losses with respect to which its subsidiaries will submit claims. The Company cannot predict the amount of this reduction, but believes that the settlement will negatively impact the Company in the near term, but should not have a material adverse effect on the Company's results of operations over time.

Comparison of Three Months Ended September 30, 1998, Versus
Three Months Ended September 30, 1997

   For the three months ended September 30, 1998, the Company reported a net loss of $1.7 million. This loss was due to a $5.4 million accrual for legal expenses resulting from a pending settlement of certain litigation (see Pending Legal Settlement).

   Excluding the effect of this one time charge, offset somewhat by a reduction of income taxes, net income amounted to $1,909,000 for the three months ended September 30, 1998, a 29.9% increase from the $1,469,000 earned during the corresponding three-month period of the previous year. This increase resulted from increases in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $682,000, or 19.0%, and operating margin percentage, and was offset by slight increases in interest expense and income taxes as described below.

   Interest and fee income for the quarter ended September 30, 1998, increased by $2.1 million, or 11.9%, over the same period of the prior year. This increase resulted primarily from the $14.1 million increase, or 15.0%, in average loans receivables over the two corresponding periods. The increase in interest and fees was less than the increase in average balances outstanding due to a slight reduction in the overall yield in the loan portfolio, which was due to lower interest rates charged on larger loans made in select offices of the Company. Insurance commissions and other income increased by $327,000, or 15.9%, when comparing the two quarterly periods. Insurance commissions increased by 6.3%, tracking the growth in loans in those states that allow the sale of credit insurance. Other income increased by $247,000, or 31.2%, primarily as the result of gross profit increases at the Company's ParaData subsidiary and the World Class Buying Club.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended September 30, 1998, Versus
Three Months Ended September 30, 1997, continued

   Total revenues rose to $21.7 million during the quarter ended September 30, 1998, a 12.3% increase over the $19.3 million in total revenues for the same quarter of the prior year. Revenues from the 336 offices open throughout both three-month periods increased by approximately 4.9%. At September 30, 1998, the Company had 374 offices in operation, a net increase of 8 offices during the current quarter, and 14 offices since the beginning of the fiscal year.

   The provision for loan losses amounted to $3.1 million during the quarter ended September 30, 1998, representing an 8.6% increase over the $2.9 million during the same quarter of fiscal 1998. This increase resulted from increases in the general allowance for loan losses and in loan losses themselves. Although actual net charge-offs during the quarter increased by $232,000, or 9.0%, net charge-offs as a percentage of annualized average loans decreased from 11.0% for the quarter ended September 30, 1997, to 10.4% for the most recent quarter. The continuing improvement in the Company's charge-off ratios has greatly contributed to the Company's enhanced earnings during the past three quarters. There can be no assurance, however, that this trend will continue. Effective with the beginning of the current fiscal year, the Company changed its method of accounting for charge-offs to a net of unearned income basis. Prior to April 1, 1998, all loans were charged-off for the gross amount with any remaining unearned income recognized as interest and fee income. There is no net income effect of the change, but a reclassification between the provision for loan losses and interest and fee income has been made. All prior year numbers have been restated to reflect the change making the corresponding numbers comparable.

   Excluding the pending legal settlement, general and administrative expenses for the quarter ended September 30, 1998, increased by $1.5 million, or 11.3%, over the same quarter of fiscal 1998. This increase resulted primarily from the additional expenses associated with the 23 new offices opened or acquired between September 30, 1997, and September 30, 1998. During the same 12-month period, the Company has also sold or merged 9 offices with other existing offices. These were offices that had not grown as expected to a profitable size within a reasonable period of time. As a percentage of total revenues, total general and administrative expenses decreased from 66.5% for the quarter ended September 30, 1997, to 65.9% for the most recent quarter. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices increased by 5.7% when comparing the two periods.

   Interest expense increased by $28,000, or 2.0%, when comparing the two corresponding quarterly periods. This increase resulted from the slight increase in the level of debt, which grew from $67.9 million at September 30, 1997, to $68.3 million at September 30, 1998.


Comparison of Six Months Ended September 30, 1998,
Versus Six Months Ended September 30, 1997

   For the six-month period ended September 30, 1998, net income amounted to $463,000. Excluding the effects of the $5.4 million pending legal settlement and related income tax benefit, net income amounted to $4.0 million, an increase of $922,000, or 29.6%, from the corresponding six-month period of the prior year. Operating income increased by $1.5 million, or 20.2%, over the two periods. This increase was offset by an increase in both interest expense and income taxes.

   Total revenues amounted to $42.4 million during the current six-month period, an increase of $4.7 million, or 12.5%, over the prior-year period. This increase resulted from an increase in interest and fee income of 12.1% combined with an increase in insurance and other income of 16.5%. Revenues from the 336 offices open throughout both six-month periods increased approximately 4.9%.

                          WORLD ACCEPTANCE CORPORATION
                   MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Six Months Ended September 30, 1998,
Versus Six Months Ended September 30, 1997, continued

   Interest and fee income rose by $4.1 million, or 12.1%, during the two corresponding six-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $106.1 million during the six months ended September 30, 1998, representing a 15.5% increase over the average balances of the prior year. Other income increased by 16.5% due to increased insurance commissions, as well as increased gross profits from ParaData and WCBC sales.

   The provision for loan losses increased by $507,000, or 10.2%, during the current six-month period when compared to the same period of fiscal 1998. This increase resulted in an increase in the general reserve for loan losses, which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $285,000, or 6.3%, when comparing the two six-month periods. As an annualized percentage of average loans, this represented a decrease to 9.1% during the current six-month period compared to 9.9% for the same period of the prior fiscal year.

   General and administrative, excluding the pending legal settlement, expenses increased by $2,754,000, or 10.8%, during the most recent six-month period. As a percentage of total revenues, these expenses decreased from 67.6% during the prior year six-month period to 66.5% during the current period. The Company's expense ratios have benefited from the merger or sale of nine unprofitable offices during the year, as well as the opening of fewer new offices during the current fiscal year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 5.3% when comparing the two six-month periods.

   Interest expense increased by $62,000 when comparing the two six-month periods, an increase of only 2.4%. This reflects the small increase in overall debt from September 1997 to the end of the current quarter, a period during which the Company's generated excess cash while growing total assets by 9.3% and total debt by only 0.6%.

   The effective income tax rate remained constant at 33.5% during the six months ended September 30, 1998, from the same period ended September 30, 1997.

Liquidity and Capital Resources

   The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding (including acquisitions), the legal settlement and the repayment of existing debt.

   The Company has a $65.0 million revolving credit agreement, $8.0 million of senior term notes, and $10.0 million of subordinated notes.

   The revolving credit facility expires on September 30, 1999, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At September 30, 1998, the interest rate under the facility was 7.17%, and the Company's outstanding balance was $50.25 million, leaving $14.75 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

   The senior term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5%, with annual principal payments of $4.0 million to be made on December 1, 1998 and 1999.

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

   The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the cost of the pending legal settlement, to fund the principal payment due under the senior term and subordinated notes as well as fund the expected costs of opening and operating new offices, including funding initial operating losses of new offices, acquired offices and funding loans receivable originated by those offices and the Company's other offices.

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


Year 2000

   The Company recognizes that there is a business risk in computerized systems and products as the calendar rolls over into the next century. Failure of these systems and products to correctly process the date could cause miscalculations, unpredictable or inconsistent results, or complete system failures. This problem is commonly called the "year 2000 problem." In particular, in the Company's line of business, the year 2000 problem could cause results such as miscalculations of interest on loans or other significant problems.

   The Company has determined that its primary software package, the "Loan Manager System" developed and maintained by its wholly owned subsidiary, ParaData Financial Systems, is year 2000 compliant.

   The Company is also dependent upon several outside vendors for processing information such as payroll, general ledger, benefits administration, etc. Inquiries have been made of and assurances received from, each of these providers that these systems are also prepared for the year 2000. Nevertheless, the Company intends to conduct tests of all primary and secondary systems during the next 12 months to ensure the accuracy of information to the extent possible. The Company believes that its total costs of addressing the year 2000 problem has been, and will continue to be, immaterial.

   The Company believes the most reasonably likely worst case year 2000 scenario would be the failure of key suppliers (e.g. utility providers, phone and data communication vendors, banks, etc.) to achieve year 2000 compliance, resulting in lost revenues due to forced office closings or loss of communications for extended periods of time. Currently, based on responses obtained from third parties to date, the Company is not aware of any material third parties that do not expect to be year 2000 compliant. However, due to the uncertainty surrounding the readiness of third parties, the Company is unable to determine whether the consequences of year 2000 failures will materially affect the Company's financial condition or results of operations. The Company maintains a contingency plan that allows individual offices to operate in a manual environment for short periods of time; however, these alternatives would not be sufficient should year 2000 failures cause blackouts for extended periods.

   The year 2000 disclosure set forth above should be read in connection with "Forward-Looking Information," which follows.

Forward-Looking Information

   This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the litigation and pending settlement (the "Settlement") described above in "--Pending Legal Settlement" the litigation described below in "Legal Proceedings," and the matters discussed above in "--Year 2000," may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; whether, and the terms upon which, court approval of the Settlement is obtained; the occurrence of non-filing claims at historical levels in circumstances validated by the Settlement; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance; the unpredictable nature of litigation; and other matters discusses in this Report and the Company's other filings with the Securities and Exchange Commission.

Legal Proceedings

   The Company is a party to certain legal proceedings.  See Part II, Item 1.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings


        In addition to the litigation discusses in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has been named as a defendant in an action, Turner v. World Acceptance Corp. pending in District Court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action, commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery is proceeding. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in existence in Oklahoma since 1969. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. The Company intends to defend this action vigorously.

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

        (a) The 1998 Annual Meeting of Shareholders was held on August 4, 1998.

        (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

        (c) At the 1998 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

           (1) The election of seven Directors to serve until the 1999 Annual Meeting of Shareholders:

                                         VOTES IN FAVOR       VOTES WITHHELD*

              Ken R. Bramlett, Jr.         15,025,240               61,885
                                          ---------------------     ---------
              James R. Gilreath            15,019,240               67,885
                                          ---------------------     ---------
              William S. Hummers III       15,025,240               61,885
                                          ---------------------     ---------
              A. Alexander McLean III      15,025,240               61,885
                                          ---------------------     ---------
              R. Harold Owens              15,019,240               67,885
                                          ---------------------     ---------
              Charles D. Walters           15,056,990               30,135
                                          ---------------------     ---------
              Charles D. Way               15,024,940               62,185
                                          ---------------------     ---------

           (2) The ratification of the selection of KPMG Peat Marwick as Independent Auditors:

                    VOTES IN FAVOR        VOTES AGAINST        ABSTENTIONS*
                    --------------        -------------        ------------
                      15,087,125               7,050                51,250
                      ----------               -----                ------

           *There were no broker non-votes on these routine items.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                                                                           Filed
                                                                        Herewith (*) or
                                                                           Previous            Company
Exhibit                                                                    Exhibit             Registration
Number   Description                                                       Number              No. or Report
--------------------------------------------------------------------------------------------------------------
 3.1     Second Amended and Restated Articles of Incorporation of the        3.1                1992 10-K
         Company

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

 4.5     Amended and Restated Note Agreements, dated as of June 30, 1997,    4.5                 9-30-97 10-Q
         between Jefferson-Pilot Life Insurance Company and the Company

 4.6#    Amended and Restated Note Agreement, dated as of June 30, 1997,     4.6                 9-30-97 10-Q
         between Principal Mutual Life Insurance Company and the Company

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

10.1     Employment Agreement of Charles D. Walters, effective April 1,     10.1                 1994 10-K
         1994

10.2     Employment Agreement of A. Alexander McLean, III, effective        10.2                 1994 10-K
         April 1, 1994

10.3     Employment Agreement of R. Harold Owens, effective June 26,        10.3                 1995 10-K
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

        (b) Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLD ACCEPTANCE CORPORATION



Dated:  November 16, 1998                /s/ C. D. Walters
                                      ------------------------------------------
                                      C. D. Walters, Chief Executive Officer


Dated:  November 16, 1998                /s/ A. A. McLean III
                                      ------------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer