Form 10-Q
period 1998-12-31
WORLD ACCEPTANCE CORP
filed 1999-02-16
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT of 1934

For the transition period from                   to
                               -----------------    -------------------

                         Commission File Number: 0-19599
                                                 -------


                          WORLD ACCEPTANCE CORPORATION
                         ------------------------------
            (Exact name of registrant as specified in its charter.)



           South Carolina                                   57-0425114
  -------------------------------                -------------------------------
  (State or other jurisdiction of                (I.R.S. Employer Identification
   incorporation or organization)                             Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (864) 298-9800
                           --------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X     Yes                 No
                            --------            --------

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 11, 1999.

      Common Stock, no par value                        19,016,573
      --------------------------                   ------------------
               (Class)                                (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                   PAGE

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of December 31,
         1998, and March 31, 1998                                    3

         Consolidated Statements of Operations for the
         three-month periods and nine-month periods ended
         December 31, 1998, and December 31, 1997                    4

         Consolidated Statements of Shareholders' Equity
         for the year ended March 31, 1998, and the nine-month
         period ended December 31, 1998                              5

         Consolidated Statements of Cash Flows for the three-
         month periods and nine-month periods ended December 31,
         1998, and December 31, 1997                                 6

         Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three-month
         periods and nine-month periods ended December 31, 1998,
         and December 31, 1997                                       9


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                           14

Item 2.  Changes in Securities                                       14

Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                           17

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   December 31,       March 31,
                                                       1998             1998
                                                   ------------       ---------
                       ASSETS

Cash                                             $   1,505,660       1,212,611
Gross loans receivable                             166,479,291     130,559,256
Less:
   Unearned interest and fees                      (37,373,512)    (27,173,845)
   Allowance for loan losses                       (10,075,315)     (8,444,563)
                                                   -----------     -----------
      Loans receivable, net                        119,030,464      94,940,848
Property and equipment, net                          6,710,051       6,424,757
Other assets, net                                    6,083,123       6,193,300
Intangible assets, net                               9,921,058       9,610,394
                                                   -----------     -----------
                                                 $ 143,250,356     118,381,910
                                                   ===========     ===========



         LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
   Senior notes payable                             73,150,000      53,700,000
   Subordinated notes payable                       10,000,000      10,000,000
   Other note payable                                  482,000         482,000
   Accounts payable and accrued expenses             9,729,223       6,898,630
                                                    ----------      ----------
      Total liabilities                             93,361,223      71,080,630
                                                    ----------      ----------

Shareholders' equity:
   Common stock, no par value                            -               -
   Additional paid-in capital                          935,921         864,968
   Retained earnings                                48,953,212      46,436,312
                                                   -----------     -----------
      Total shareholders' equity                    49,889,133      47,301,280
                                                   -----------     -----------
                                                 $ 143,250,356     118,381,910
                                                   ===========     ===========







           See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                   Three months ended       Nine months ended
                                      December 31,            December 31,
                                   ------------------       -----------------
                                    1998         1997       1998         1997
                                    ----         ----       ----         ----

Revenues:
  Interest and fee income      $ 20,784,775  18,240,296  58,524,057  51,914,624
  Insurance and other income      3,051,166   2,480,096   7,727,586   6,494,059
                                  ---------   ---------   ---------   ---------
   Total revenues                23,835,941  20,720,392  66,251,643  58,408,683
                                 ----------  ----------  ----------  ----------

Expenses:
  Provision for loan losses       4,261,642   3,562,229   9,733,276   8,526,983
                                 ----------  ----------  ----------  ----------
  General and administrative
  expenses:
   Personnel                      9,013,178   8,359,550  26,965,675  24,168,250
   Occupancy and equipment        1,629,300   1,525,198   4,821,281   4,576,570
   Data processing                  344,975     354,153   1,065,645     953,854
   Advertising                    1,643,864   1,844,398   3,376,122   3,356,681
   Legal                             98,288      85,424   5,785,468     318,139
   Amortization of intangible
     assets                       1,107,122     335,007     321,329     962,084
   Other                          1,947,729   1,827,404   5,656,821   5,303,903
                                 ----------  ----------  ----------  ----------
                                 15,012,341  14,317,456  48,633,096  39,784,519
                                 ----------  ----------  ----------  ----------

  Interest expense                1,456,033   1,452,844   4,083,371   4,017,726
                                 ----------  ----------  ----------  ----------
      Total expenses             20,730,016  19,332,529  62,449,743  52,329,228
                                 ----------  ----------  ----------  ----------

Income before income taxes        3,105,925   1,387,863   3,801,900   6,079,455

Income taxes                      1,052,000     495,000   1,285,000   2,067,000
                                 ----------  ----------  ----------  ----------

Net income                     $  2,053,925     892,863   2,516,900   4,012,455
                                 ==========  ==========  ==========  ==========

Net Income per common share:
   Basic                        $       .11         .05         .13         .21
                                  =========  ==========  ==========  ==========
   Diluted                      $       .11         .05         .13         .21
                                  =========  ==========  ==========  ==========

Weighted average common shares
  outstanding:
   Basic                         19,016,573  18,960,464  19,008,861  18,950,518
                                 ==========  ==========  ==========  ==========
   Diluted                       19,181,261  19,136,519  19,206,356  19,162,917
                                 ==========  ==========  ==========  ==========




           See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                              Additional
                                                Paid-in   Retained
                                                Capital   Earnings    Total
                                              ----------  --------    -----

Balances at March 31, 1997                    $ 625,592  38,337,871 38,963,463

Proceeds from exercise of stock options
   (62,000 shares), including tax
   benefits of $58,543                          239,376       -        239,376
Net income for the year                            -      8,098,441  8,098,441
                                                -------   --------- ----------

Balances at March 31, 1998                      864,968  46,436,312 47,301,280

Proceeds from exercise of stock options
   (18,000 shares), including tax
   benefit of $18,453                            70,953       -         70,953
Net income for the nine months                     -      2,516,900  2,516,900
                                                -------  ---------- ----------

Balances at December 31, 1998                 $ 935,921  48,953,212 49,889,133
                                                =======  ========== ==========









              See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               Three months ended        Nine months ended
                                                  December 31,              December 31,
                                            -----------------------    -----------------------
                                               1998          1997         1998         1997
                                              ------        ------       ------       ------
Cash flows from operating activities:
   Net income                               $2,053,925      892,863     2,516,900    4,012,455
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Provision for loan losses               4,261,642    3,562,229     9,733,276    8,526,983
     Amortization of intangible assets         335,007      321,329       962,084    1,107,122
     Amortization of loan costs and
        discounts                               67,999       27,427       128,692       84,895
     Depreciation                              344,058      366,019     1,054,302    1,084,290
     Change in accounts:
       Other assets, net                        66,405     (362,334)      (18,515)  (2,245,464)
       Accounts payable and accrued
          expenses                           1,016,950      385,666     2,849,046     (878,536)
                                            ----------   ----------    ----------   ----------
         Net cash provided by
            operating activities             8,145,986    5,193,199    17,225,785   11,691,745
                                            ----------   ----------    ----------   ----------

Cash flows from investing activities:
   Increase in loans, net                  (18,969,750) (15,322,847)  (30,206,973) (23,300,613)
   Net assets acquired from office
      acquisitions, primarily loans         (2,655,063)    (198,239)   (3,640,338)  (5,235,791)
   Purchases of premises and equipment        (314,100)    (137,965)   (1,315,177)  (1,452,575)
   Purchases of intangible assets             (895,298)    (144,501)   (1,272,748)  (1,221,437)
                                            ----------   ----------    ----------   ----------
         Net cash used by investing
            activities                     (22,834,211) (15,803,552)  (36,435,236) (31,210,416)
                                           -----------  -----------   -----------  -----------
Cash flows from financing activities:
   Proceeds of senior notes payable,
      net                                   18,900,000   13,600,000    23,450,000   13,250,000
   Repayment of senior term notes           (4,000,000)  (4,000,000)   (4,000,000)  (4,000,000)
   Proceeds from senior subordinated
      notes                                      -            -             -       10,000,000
   Proceeds from exercise of stock
      options                                    -           29,166        52,500       84,583
                                            ----------    ---------     ---------   ----------
         Net cash provided by financing
            activities                      14,900,000    9,629,166    19,502,500   19,334,583
                                            ----------   ----------    ----------   ----------
Increase (decrease) in cash                    211,775     (981,187)      293,049     (184,088)

Cash, beginning of period                    1,293,885    2,283,172     1,212,611    1,486,073
                                            ----------  -----------    ----------  -----------

Cash, end of period                        $ 1,505,660    1,301,985     1,505,660    1,301,985
                                            ==========   ==========    ==========  ===========
Supplemental disclosure of cash
   flow information:
   Cash paid for interest expense          $ 1,474,498    1,717,204     4,248,206    4,080,890
   Cash paid for income taxes                  295,500      882,919     4,048,885    4,561,689
Supplemental schedule of noncash
   financing activities:
   Tax benefits from exercise of
      stock options                               -           7,501        18,453       30,705

           See accompanying notes to consolidated financial statements.

                 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE 1 - BASIS OF PRESENTATION
------------------------------

   The consolidated financial statements of the Company at December 31, 1998, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 1998, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended December 31, 1998, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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


NOTE 2 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

   The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                       Three months            Nine months
                                     ended December 31,     ended December 31,
                                 ----------------------- -----------------------
                                      1998       1997        1998       1997
                                     -----       ----        ----       ----
      Balance at beginning of
         period                 $ 8,908,102   7,526,452   8,444,563   6,283,459
      Provision for loan losses   4,261,642   3,562,229   9,733,276   8,526,983
      Loan losses                (3,450,666) (3,041,197) (8,930,531) (8,080,595)
      Recoveries                    317,770     341,581     972,288     840,410
      Allowance on acquired
         loans                       38,467       9,283    (144,281)    828,091
                                 ----------   ---------  ----------   ---------
      Balance at end of period $ 10,075,315   8,398,348  10,075,315   8,398,348
                                 ==========   =========  ==========   =========


NOTE 3 - PARADATA FINANCIAL SYSTEMS (PARADATA)
----------------------------------------------

   The following data for ParaData was included in the Consolidated Statements of Operations for the periods ended December 31, 1998 and 1997 (unaudited):

                                      Three months            Nine months
                                   ended December 31,      ended December 31,
                                 ---------------------    --------------------
                                    1998        1997         1998        1997
                                    ----        ----         ----        ----
Sales and system-support         $537,701      634,152     1,674,512   1,504,876
Cost of sales                      54,811      188,777       273,031     352,478
                                  -------      -------     ---------   ---------
   Net margin (included in other
     income)                      482,890      445,375     1,401,481   1,152,398
                                  -------      -------     ---------   ---------
General and administrative
  expenses
   Personnel                      304,426      280,344       876,199     749,629
   Occupancy and equipment         29,561       72,137        94,427     207,409
   Advertising                        559        1,855         4,877       4,680
   Amortization of intangibles         -         7,189          -         21,567
   Other                           47,730       38,095       140,550     116,573
                                  -------      -------       -------   ---------
                                  382,276      399,620     1,116,053   1,099,858
                                  -------      -------     ---------   ---------
Net income before income taxes   $100,614       45,755       285,428      52,540
                                  =======      =======     =========   =========

NOTE 4 - LEGAL EXPENSE
----------------------

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

   The Company recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the quarter ended September 30, 1998. Going forward, the Company expects that the settlement will limit and reduce the coverage for the types of losses with respect to which its subsidiaries will submit claims. The Company cannot predict the amount of this reduction, but believes that the settlement will negatively impact the Company in the near term, but should not have a material adverse effect on the Company's results of operations over time.

NOTE 5 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB) STATEMENT OF
-------------------------------------------------------------------------------
FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130
---------------------------------------------

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ------------------------------------------------

Results of Operations
---------------------

    The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                             Three months       Nine months
                                          ended December 31, ended December 31,
                                          ------------------ ------------------
                                              1998   1997     1998    1997
                                              ----   ----     ----    ----
                                                   (Dollars in thousands)

      Average gross loans receivable (1)   $150,585  131,915 141,326 122,803
      Average loans receivable (2)          116,578  102,295 109,938  95,402

      Expenses as a % of total revenue:
         Provision for loan losses            17.9%    17.2%   14.7%   14.6%
         General and administrative (3)       63.0%    69.1%   73.4%   68.1%
         Total interest expense                6.1%     7.0%    6.2%    6.9%

      Operating margin (4)                    19.1%    13.7%   11.9%   17.3%

      Return on average assets (annualized)    6.1%     3.0%    2.6%    4.8%

      Offices opened or acquired, net             9        -      23      24
      Total offices (at period end)             383      360     383     360

-----------------
(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Includes $5.4 million accrual for pending legal settlement for the nine-month periods ended December 31, 1998. Excluding this one time charge, the ratio would have been 65.3% for the nine-month period.
(4) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues. Excluding the $5.4 million charge for the pending legal settlement, the operating margin for the nine-month period ended
    December 31, 1998 would have been 20.1%.

Pending Legal Settlement
------------------------

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

Comparison of Three Months Ended December 31, 1998, Versus
----------------------------------------------------------
Three Months Ended December 31, 1997
------------------------------------

   Net income amounted to $2.1 million for the three months ended December 31, 1998, a 130% increase over the $893,000 earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $1.7 million , or 60.6% offset by an increase in income taxes.

   Interest and fee income for the quarter ended December 31, 1998, increased by $2.5 million, or 13.9%, over the same period of the prior year. This increase resulted primarily from the $14.3 million increase, or 14.0%, in average loans receivables over the two corresponding periods. The increase in interest and fees was slightly less than the increase in average balances outstanding due to a slight reduction in the overall yield in the loan portfolio, which was due to lower interest rates charged on larger loans made in select offices of the Company. Insurance commissions and other income increased by $571,000, or 23.0%, when comparing the two quarterly periods. Insurance commissions increased by 13.8%, tracking the growth in loans in those states that allow the sale of credit insurance. Other income increased by $3927,000, or 33.1%, primarily as the result of gross profit increases at the Company's ParaData subsidiary and the World Class Buying Club.

   Total revenues rose to $23.8 million during the quarter ended December 31, 1998, a 15.0% increase over the $20.7 million in total revenues for the same quarter of the prior year. Revenues from the 314 offices open throughout both three-month periods increased by approximately 10.5%. The strong revenue growth from the 314 offices open throughout both three-month periods resulted primarily from loans acquired that were added to certain of these offices as well as increased volume from the sale finance program. At December 31, 1998, the Company had 383 offices in operation, a net increase of 9 offices during the current quarter, and 23 offices since the beginning of the fiscal year.

   The provision for loan losses amounted to $4.3 million during the quarter ended December 31, 1998, representing an 19.6% increase over the $3.6 million during the same quarter of fiscal 1998. This increase resulted from increases in the general allowance for loan losses and in loan losses themselves. Although actual net charge-offs during the quarter increased by $433,000, or 16.0%, annualized net charge-offs as a percentage of average loans increased slightly from 10.6% for the quarter ended December 31, 1997, to 10.7% for the most recent quarter. Effective with the beginning of the current fiscal year, the Company changed its method of accounting for charge-offs to a net of unearned income basis. Prior to April 1, 1998, all loans were charged-off for the gross amount with any remaining unearned income recognized as interest and fee income. There is no net income effect of the change, but a reclassification between the provision for loan losses and interest and fee income has been made. All prior year numbers have been restated to reflect the change making the corresponding numbers comparable.

   General and administrative expenses for the quarter ended December 31, 1998, increased by $695,000, or 4.9%, over the same quarter of fiscal 1998. This increase resulted primarily from the additional expenses associated with the 33 new offices opened or acquired between December 31, 1997, and December 31, 1998. During the same 12-month period, the Company has also sold or merged 10 offices with other existing offices. These were offices that had not grown as expected to a profitable size within a reasonable period of time. As a percentage of total revenues, total general and administrative expenses decreased from 69.1% for the quarter ended December 31, 1997, to 63.0% for the most recent quarter. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices decreased by .5% when comparing the two periods.

   Interest expense increased by $3,000, or .2%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt, which grew from $77.9 million at December 31, 1997, to $83.6 million at December 31, 1998, offset by a decrease in the overall interest rates over the two corresponding quarters.

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------


Comparison of Nine Months Ended December 31, 1998,
--------------------------------------------------
Versus Nine Months Ended December 31, 1997
------------------------------------------

   For the nine-month period ended December 31, 1998, net income amounted to $2.5 million. The results for this period were greatly affected by the accrual for legal expenses resulting from a pending settlement of certain litigation (see Pending Legal Settlement). Excluding the effects of this $5.4 million pending legal settlement and related income tax benefit, net income amounted to $6.1 million, an increase of $2.1 million, or 51.9%, from the corresponding nine-month period of the prior year. Operating income increased by $3.2 million, or 31.6%, over the two periods. This increase was offset by a slight increase in both interest expense as well as income taxes.

   Total revenues amounted to $66.3 million during the current nine-month period, an increase of $7.8 million, or 13.4%, over the prior-year period. This increase resulted from an increase in interest and fee income of 12.7% combined with an increase in insurance and other income of 19.0%. Revenues from the 314 offices open throughout both nine-month periods increased approximately 8.2%.

   Interest and fee income rose by $6.6 million, or 12.7%, during the two corresponding nine-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $109.9 million during the nine months ended December 31, 1998, representing a 15.2% increase over the average balances of the prior year. Other income increased by 19.0% due to increased insurance commissions, as well as increased gross profits from ParaData and WCBC sales.

   The provision for loan losses increased by $1.2 million, or 14.1%, during the current nine-month period when compared to the same period of fiscal 1998. This increase resulted in an increase in the general reserve for loan losses, which is a function of gross loans outstanding, as well as an increase in loan losses. Net charge-offs increased by $718,000, or 9.9%, when comparing the two nine-month periods. As an annualized percentage of average loans, this represented a decrease to 9.7% during the current nine-month period compared to 10.1% for the same period of the prior fiscal year.

   General and administrative, excluding the pending legal settlement, expenses increased by $3,449,000, or 8.7%, during the most recent nine-month period. As a percentage of total revenues, these expenses decreased from 68.1% during the prior year nine-month period to 65.3% during the current period. The Company's expense ratios have benefited from the merger or sale of ten unprofitable offices during the year, as well as the opening of fewer new offices during the current fiscal year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 3.3% when comparing the two nine-month periods.

   Interest expense increased by $66,000 when comparing the two nine-month periods, an increase of only 1.6%. This reflects the small increase in overall debt from December 1997 to the end of the current quarter, a period during which the Company's generated excess cash while growing total assets by 14.9% and total debt by only 7.3%. The Company also benefited by a reduction in the prime lending rate 14.9% during the past 12 months.

   The effective income tax rate decreased slightly during the current nine-month period to 33.8% from 34.0% for the prior year period primarily as a result of the legal settlement.

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

   The Company has a $65.0 million revolving credit agreement, $4.0 million of senior term notes, and $10.0 million of subordinated notes. The revolving credit facility has been temporarily increased by an additional $12 million for the period December 1, 1998 to March 15, 1999 to provide for additional seasonal funding needs.

   The revolving credit facility expires on December 31, 2000, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At December 31, 1998, the interest rate under the facility was 7.21%, and the Company's outstanding balance was $69.15 million, leaving $7.85 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

                          WORLD ACCEPTANCE CORPORATION

                   -----------------------------------------------

   The senior term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5%, with the fixed annual principal payments of $4.0 million to be made on December 1, 1999.

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

Year 2000
---------

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

                        WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------


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

Forward-Looking Information
---------------------------

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

Legal Proceedings
-----------------

   The Company is a party to certain legal proceedings.  See Part II, Item 1.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        In addition to the litigation discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has been named as a defendant in an action, Turner v. World Acceptance Corp. pending in District Court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action, commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery is proceeding. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in existence in Oklahoma since 1969. Enforcement of the Oklahoma Attorney General's opinion has been enjoined, and such action is currently pending before the Oklahoma Supreme Court. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with prior regulatory practice. The Company intends to defend this action vigorously.

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

                                        15
                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits:
                                                      Filed
                                                  Herewith (*) or
                                                      Previous     Company
Exhibit                                               Exhibit      Registration
Number   Description                                  Number       No. or Report

 3.1     Second Amended and Restated Articles
         of Incorporation of the Company               3.1          1992 10-K
         Company

 3.2     First Amendment to Second Amended and
         Restated Articles of Incorporation            3.2          1995 10-K

 3.3     Amended Bylaws of the Company                 3.4          33-42879

 4.1     Specimen Share Certificate                    4.1          33-42879

 4.2     Articles 3, 4 and 5 of the Form of
         Company's Second Amended and Restated
         Articles of Incorporation (as amended)        3.1, 3.2     1995 10-K

 4.3     Article II, Section 9 of the Company's
         Second Amended and Restated Bylaws            3.2          1995 10-K


 4.4     Amended and Restated Revolving Credit
         Agreement, dated as of June 30, 1997,
         between Harris Trust and Savings Bank,
         the Banks signatory thereto from time
         to time and the Company                       4.4          9-30-97 10-Q

 4.5     Amended and Restated Note Agreements,
         dated as of June 30, 1997, between
         Jefferson-Pilot Life Insurance Company
         and the Company                               4.5          9-30-97 10-Q

 4.6#    Amended and Restated Note Agreement,
         dated as of June 30, 1997, between
         Principal Mutual Life Insurance Company
         and the Company                               4.6          9-30-97 10-Q

 4.7     Note Agreement, dated as of June 30, 1997,
         between Principal Mutual Life Insurance
         Company and the Company re: 10%
         Senior Subordinated Secured Notes             4.7          9-30-97 10-Q

 4.8     Amended and Restated Security Agreement,
         Pledge and Indenture of Trust, dated as of
         June 30, 1997, between the Company and
         Harris Trust and Savings Bank, as
         Security Trustee                              4.8          9-30-97 10-Q

10.1     Employment Agreement of Charles D. Walters,
         effective April 1, 1994                      10.1          1994 10-K

10.2     Employment Agreement of A. Alexander McLean,
         III, effective April 1, 1994                 10.2          1994 10-K

10.3     Employment Agreement of R. Harold Owens,
         effective June 26, 1995                      10.3          1995 10-K

10.4     Securityholders' Agreement, dated as of
         September 19, 1991, between the Company
         and certain of its securityholders           10.5          33-42879

10.5     1992 Stock Option Plan of the Company        4             33-52166

10.6     1994 Stock Option Plan of the Company,
         as amended                                   10.6          1995 10-K

10.7     The Company's Executive Incentive Plan       10.6         1994 10-K

10.8     The Company's Executive Strategic Incentive
         Plan                                         10.8         1995 10-K

10.9     Amendment No. 1, dated as of April 1, 1996,
         to the Executive Strategic Incentive Plan    10.9         1996 10-K

27       Financial Data Schedule (for SEC purposes only)

# Omitted from filing -- substantially identical to immediately preceding exhibits, except for the parties thereto and the principal amount involved.

        (b) Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WORLD ACCEPTANCE CORPORATION



Dated:  February 12, 1999                /s/ C. D. Walters
                                      ---------------------------------------
                                      C. D. Walters, Chief Executive Officer


Dated:  February 12, 1999                /s/ A. A. McLean III
                                      ---------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer