Form 10-K
period 1999-03-31
WORLD ACCEPTANCE CORP
filed 1999-06-29
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                         Commission file number 0-19599

                                WORLD ACCEPTANCE
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

            South Carolina                                570425114
      ------------------------------                  ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           108 Frederick Street
        Greenville, South Carolina                          29607
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)

                                 (864) 298-9800
               -----------------------------------------------------
               (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 18, 1999, computed by reference to the closing sale price on such date, was $97,459,937. As of the same date, 19,016,573 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's 1999 Annual Report ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

                          WORLD ACCEPTANCE CORPORATION
                                FORM 10-K REPORT


                                TABLE OF CONTENTS
                                ------------------



Item No.                                                                                                     Page
-------                                                                                                      ----

                                     PART I

1.    Description of Business.............................................................................     1

2.    Properties..........................................................................................     8

3.    Legal Proceedings...................................................................................     8

4.    Submission of Matters to a Vote of Security Holders.................................................    10


                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................    10

6.    Selected Financial Data.............................................................................    10

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    10

7a.   Quantitative and Qualitative Disclosures About Market Risk............................................  10

8.    Financial Statements and Supplementary Data...........................................................  10

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    11


                                    PART III

10.    Directors and Executive Officers of the Registrant.................................................    11

11.    Executive Compensation.............................................................................    11

12.    Security Ownership of Certain Beneficial Owners and Management.....................................    11

13.    Certain Relationships and Related Transactions.....................................................    11


                                     PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    11


INTRODUCTION

      World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in nine states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 1999" are to the Company's fiscal year ended March 31, 1999.


                                     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

      GENERAL. The Company is engaged in the small-loan consumer finance business, offering short-term loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $2,500 through 385 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, and New Mexico as of June 18, 1999. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards.

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

      EXPANSION. During fiscal 1999, the Company opened 26 new offices. Three other offices were purchased and 10 offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

      The following table sets forth the number of offices of the Company at the dates indicated:

                                                                  At March 31,
                          ---------------------------------------------------------------------------------------
                                                                                                       At June 18,
STATE                     1992      1993      1994      1995       1996     1997      1998      1999     1999
-----                     ----      ----      ----      ----       ----     ----      ----      ----     ----

South Carolina........     52        53        56        59         62        68       64        63        63
Georgia...............     34        35        35        38         39        45       49        49        49
Texas.................     62        66        81        93        104       131      128       131       132
Oklahoma..............     23        27        31        33         39        40       41        40        41
Louisiana (1).........      5        10        12        15         20        18       21        20        20
Tennessee (2).........     -         -          2         6         18        24       28        30        33
Illinois (3)..........     -         -         -         -          -          3       11        20        20
Missouri (4)..........     -         -         -         -          -          1        9        16        16
New Mexico (5)........     -         -         -         -          -          6        9        10        11
                         ----      ----     -----     -----      -----     -----     ----      ----      ----
     Total............    176       191       217       244        282       336      360       379       385
                         ====      ====     =====     =====      =====     =====     ====      ====      ====


(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.


      LOAN AND OTHER PRODUCTS. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 1999, the Company's average originated loan size and term were approximately $518 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 1999, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 27% to 205% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

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

      The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee and Louisiana as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers. In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, South Carolina, Louisiana, Oklahoma and New Mexico and plans to introduce the program in Illinois and Missouri in the summer of 1999. Borrowers participating in this program can purchase a product from a catalog available at a branch office and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.

      LOAN ACTIVITY AND SEASONALITY. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1992 through 1999:


                                                                  At March 31,
                                     -------------------------------------------------------------------------
       State                         1992      1993     1994      1995      1996      1997      1998      1999
       -----                         ----      ----     ----      ----      ----      ----      ----      ----


       South Carolina...........      38%       37%       37%       35%       33%      26%       23%       22%
       Georgia..................      13        14        14        13        13       13        14        16
       Texas....................      39        38        38        38        35       39        35        31
       Oklahoma.................       8         8         7         7         8        7         7         7
       Louisiana (1)............       2         3         3         4         5        3         4         4
       Tennessee (2)............      -         -          1         3         6       10        11        12
       Illinois (3).............      -         -         -         -         -        -          2         3
       Missouri (4).............      -         -         -         -         -        -          1         2
       New Mexico (5)...........      -         -         -         -         -         2         3         3
                                    ----     -----     -----     -----     -----     ----      ----      ----
           Total................     100%      100%      100%      100%      100%     100%      100%      100%
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

      The following table sets forth the total number of loans and the average loan balance by state at March 31, 1999:

                                                        Total Number           Average Gross Loan
                                                          of Loans                Balance
                                                          --------                -------

                  South Carolina.....................       69,940                  472
                  Georgia............................       36,550                  663
                  Texas..............................      131,473                  358
                  Oklahoma...........................       24,223                  418
                  Louisiana..........................       12,965                  402
                  Tennessee..........................       28,768                  645
                  Illinois...........................        9,716                  437
                  Missouri...........................        6,607                  449
                  New Mexico.........................        9,133                  459
                                                          --------
                      Total..........................      329,375
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

      In fiscal 1999, approximately 88% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 1997, 1998, and 1999, the percentages of the Company's loan originations that were refinancings of existing loans were 81.8%, 79.1%, and 78.5% respectively.

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

      The Company has a wholly owned captive insurance subsidiary, which reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 1999, the captive insurance subsidiary reinsured less than 9.7% of the credit insurance sold by the Company and contributed approximately $1,093,000 to the Company's total revenues.

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

      ADVERTISING. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 1999, advertising expenses were approximately 4.4% of total revenues.

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

Most of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company. As a result, many customers borrow from more than one finance company, enabling the Company to obtain information on the
                                      6
credit history of specific customers from other consumer finance companies. The Company generally seeks to open new offices in communities already served by at least one other small-loan consumer finance company.

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

      EMPLOYEES. As of March 31, 1999, the Company had approximately 1,299 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

      EXECUTIVE OFFICERS. The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officers' death, resignation, retirement or removal.



                                                                     Period of Service as Executive Officer and
                                                                     Pre-executive Officer Experience (if an
Name and Age                        Position                         Executive Officer for Less Than Five Years)
------------                        ---------                        -------------------------------------------

Charles D. Walters (60)             Chairman and Chief               Chairman since July 1991; President
                                    Executive Officer;               since July 1986; CEO since July 1991;
                                    Director                         Director since April 1989

A. Alexander McLean, III (48)       Executive Vice President;        Executive Vice President since August 1996;
                                    Chief Financial Officer;         Senior Vice President since July 1992;
                                    Director                         CFO and Director since June 1989

Mark C. Roland (43)                 Senior Vice President,           Since January 1996; Senior Vice President -
                                    Eastern Division                 Operations Support, Fleet Finance, in Atlanta,
                                                                     Georgia, from January 1993 to January 1996

Casey K. Johnson (38)               Senior Vice President,           Since April 1998; Vice President, Operations -
                                    Western Division                 West Texas since June 1994; Supervisor of
                                                                     North Oklahoma since August 1989


ITEM 2.   PROPERTIES

      The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of June 18, 1999, the Company had 385 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 1999, total lease expense was approximately $3.2 million, or an average of approximately $8,526 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

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

     The Company has recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the fiscal year ended March 31, 1999. Of this total accrual, $5.1 million has been paid to an escrow account, pending distribution to class participants. Going forward, the Company expects that the settlement will limit and reduce the coverage for the types of losses with respect to which its subsidiaries will submit claims. The Company cannot predict the amount of this reduction, but believes that the settlement will negatively impact the Company in the near term, but should not have a material adverse effect of the Company's results of operations over time.

     The Company has been named as a defendant in an action, Turner v. World Acceptance Corp., pending in district court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921). The action commenced against the Company on May 20, 1997, names numerous other consumer finance companies as defendants, and seeks certification as a statewide class action. The action alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Company has filed an answer in the action denying liability, and discovery is proceeding. The plaintiff's claim is based on a recent opinion of the Oklahoma Attorney General interpreting a provision of the Oklahoma Consumer Credit Code with respect to the permitted amount of certain loan refinance charges in a manner contrary to prior regulatory practice in existence in Oklahoma since 1969. The Company and numerous other consumer finance companies have brought suit to enjoin enforcement by the Oklahoma Attorney General of its recent interpretation of this provision of the Oklahoma Consumer Credit Code. In May 1999, the Oklahoma Supreme Court upheld the Attorney General's interpretation on a prospective basis. The Company and the other consumer finance companies party to the proceeding against the Attorney General have petitioned the Oklahoma Supreme Court for a rehearing on this matter. In addition, the State of Oklahoma has recently enacted legislation to clarify the interpretation of the disputed provision of the Oklahoma Consumer Credit Code consistent with the prior regulatory practice followed by the Company. Because of this recent legislation, the Company expects that the purported class-action lawsuit, even if decided adversely to the Company, would not materially affect the Company's refinancing practices in Oklahoma going forward, although such an adverse decision could possibly involve a material monetary award. The Company intends to defend this action vigorously.

       This report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and other information incorporated herein by reference, may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the litigation and pending settlement (the "Settlement") and the other litigation in Oklahoma (the "Oklahoma Litigation") described above and in MD&A and the matters discussed in "Year 2000" in MD&A may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; whether, and the terms upon which, court approval of the Settlement is obtained; the occurrence of non-filing claims at historical levels in circumstances validated by the Settlement; the timing and amount of revenues that may be recognized by the Company; the outcome of the Oklahoma Litigation; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance; the unpredictable nature of litigation; and other matters discusses in this Report and the Company's other filings with the Securities and Exchange Commission.

      From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business in which damages in various amounts are claimed. Although the Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 1999.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 18, 1999, there were 162 holders of record of Common Stock.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's outstanding debt under the Revolving Credit Facility was $57.2 million at March 31, 1999. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at March 31, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $572,000 on an annual basis.

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 18, 1999" and "Ownership of Common Stock of Management as of June 18, 1999" in the Proxy Statement is incorporated by reference herein in response to this Item 12.


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

      CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets at March 31, 1999 and 1998

          Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INDEPENDENT AUDITORS' REPORT

 (2)  Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.
                                       11

 (3)  Exhibits

      The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.



                                                                                 Filed  Herewith (*),
                                                                               Non-Applicable (NA), or
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
     -----------------------------------------------------------------------------------------------------------------

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

         4.2     Articles 3, 4 and 5 of the Form of Company's Second Amended        3.1, 3.2          1995 10-K
                 and Restated Articles of Incorporation (as amended)

         4.3     Article II, Section 9 of the Company's Second Amended and             3.2            1995 10-K
                 Restated Bylaws

         4.4     Amended and Restated Revolving Credit Agreement, dated as of          4.4             9-30-97
                 June 30, 1997, between Harris Trust and Savings Bank, the                              10-Q
                 Banks signatory thereto from time to time and the Company

         4.5     Amended and Restated Note Agreement, dated as of June 30,             4.5             9-30-97
                 1997, between Jefferson-Pilot Life Insurance Company and the                           10-Q
                 Company

         4.6#    Amended and Restated Note Agreement, dated as of June 30,             4.6             9-30-97
                 1997, between Principal Mutual Life Insurance Company and the                          10-Q
                 Company

         4.7     Note Agreement, dated as of June 30, 1997, between Principal          4.7             9-30-97
                 Mutual Life Insurance Company and the Company re:  10% Senior                          10-Q
                 Subordinated Secured Notes

         4.8     Amended and Restated Security Agreement, Pledge and Indenture         4.8             9-30-97
                 of Trust, dated as of June 30, 1997, between the Company and                           10-Q
                 Harris Trust and Savings Bank, as Security Trustee

        10.1+    Employment Agreement of Charles D. Walters, effective April 1,       10.1            1994 10-K
                 1994

        10.2+    Employment Agreement of A. Alexander McLean, III, effective          10.2            1994 10-K
                 April 1, 1994

        10.3     Settlement Agreement dated as of April 1, 1999, between the            *                N/A
                 Company and R. Harold Owens

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



                                                                                 Filed Herewith (*),
                                                                               Non-Applicable (NA), or
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
     -----------------------------------------------------------------------------------------------------------------

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

      10.6+      1994 Stock Option Plan of the Company, as amended                        10.6            1995 10-K

      10.7+      The Company's Executive Incentive Plan                                   10.6            1994 10-K

      10.8+      The Company's Executive Strategic Incentive Plan                         10.8            1995 10-K

      10.9+      Amendment No. 1, dated as of April 1, 1996, to the Executive             10.9            1996 10-K
                 Strategic Incentive Plan

      13         Excerpts from 1999 Annual Report of the Company, with respect              *                 NA
                 to those portions incorporated by reference into this report

      21         Schedule of Company's subsidiaries                                         *                 NA

      23         Consent of KPMG Peat Marwick LLP in connection with the
                 Company's Registration Statements on Form S-8                              *                 NA

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

                                          WORLD ACCEPTANCE CORPORATION


                                         By: /s/ A. Alexander McLean, III
                                             ----------------------------------
                                              A. Alexander McLean, III
                                              Executive Vice President and CFO
                                              Date:   June 28, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature
              ---------

   /s/ Charles D. Walters
-------------------------------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 28, 1999



   /s/ A. Alexander McLean, III
------------------------------------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 28, 1999



/s/ Ken R. Bramlett, Jr.
----------------------------------------------------------
Ken R. Bramlett, Jr., Director

         Date:  June 28, 1999



/s/ William S. Hummers, III
---------------------------------------------------------
William S. Hummers, III, Director

         Date:  June 28, 1999