Form 10-Q
period 1999-06-30
WORLD ACCEPTANCE CORP
filed 1999-08-12
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________

                         Commission File Number: 0-19599
                                                 -------

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


                                 (864) 298-9800
                          ----------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          __X__   Yes             _____   No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 11, 1999.

      Common Stock, no par value                          19,016,573
      --------------------------                         ------------
                  (Class)                                (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                        PAGE
                                                                                        ----
Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30,
              1999 and March 31, 1999                                                    3

              Consolidated Statements of Operations for the
              three months ended June 30, 1999 and June 30, 1998                         4

              Consolidated Statements of Shareholders' Equity for the year ended
              March 31, 1999 and the three months ended June 30, 1999                    5

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 1999 and June 30, 1998                         6

              Notes to Consolidated Financial Statements                                 7

Item 2.       Management's Discussion and Analysis of Financial                          8
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                 11



PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                          12

Item 2.       Changes in Securities                                                      12

Item 6.       Exhibits and Reports on Form 8-K                                           13


SIGNATURES                                                                               15

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                June 30,            March 31,
                                                                  1999                1999
                                                                --------           ----------
                                   ASSETS
Cash                                                       $     1,110,404            1,236,207
Gross loans receivable                                         159,182,169          149,570,861
Less:
     Unearned interest and fees                                (34,976,800)         (32,231,831)
     Allowance for loan losses                                  (9,038,922)          (8,769,367)
                                                              ------------        -------------
         Loans receivable, net                                 115,166,447          108,569,663
Property and equipment, net                                      6,341,113            6,299,662
Other assets, net                                                7,490,950            7,536,987
Intangible assets, net                                          10,032,730            9,827,885
                                                              ------------        -------------
         Total assets                                      $   140,141,644          133,470,404
                                                              ============        =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                       75,000,000           71,150,000
     Other note payable                                            482,000              482,000
     Income taxes payable                                        2,935,135            1,940,091
     Accounts payable and accrued expenses                       3,976,450            5,206,483
                                                              ------------        -------------
         Total liabilities                                      82,393,585           78,778,574
                                                              ------------        -------------

Shareholders' equity:
     Common stock, no par value                                         -                    -
     Additional paid-in capital                                    935,921              935,921
     Retained earnings                                          56,812,138           53,755,909
                                                              ------------        -------------
         Total shareholders' equity                             57,748,059           54,691,830
                                                              ------------        -------------
                                                           $   140,141,644          133,470,404
                                                              ============        =============



          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three months ended
                                                                                June 30,
                                                                     -----------------------------
                                                                         1999             1998
                                                                         ----             ----
     Revenues:
        Interest and fee income                                 $      20,552,669       18,445,292
        Insurance and other income                                      3,774,399        2,288,317
                                                                     ------------     ------------
          Total revenues                                               24,327,068       20,733,609
                                                                     ------------     ------------

     Expenses:
        Provision for loan losses                                       3,038,820        2,359,669
        General and administrative expenses:
          Personnel                                                    10,021,087        9,018,177
          Occupancy and equipment                                       1,621,281        1,494,788
          Data processing                                                 363,692          352,051
          Advertising                                                     917,290          891,024
          Amortization of intangible assets                               348,655          310,686
          Other                                                         2,028,673        1,858,082
                                                                     ------------     ------------
                                                                       15,300,678       13,924,808

        Interest expense                                                1,356,341        1,215,683
                                                                     ------------     ------------
          Total expenses                                               19,695,839       17,500,160
                                                                     ------------     ------------

     Income before income taxes                                         4,631,229        3,233,449

     Income taxes                                                       1,575,000        1,100,000
                                                                     ------------     ------------

     Net income                                                  $      3,056,229        2,133,449
                                                                     ============     ============

     Net income per common share:
        Basic                                                    $            .16              .11
                                                                     ============     ============
        Diluted                                                  $            .16              .11
                                                                     ============     ============

     Weighted average common equivalent shares outstanding:
        Basic                                                          19,016,573       19,003,122
                                                                     ============     ============
        Diluted                                                        19,174,710       19,250,197
                                                                     ============     ============



          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                  Additional
                                                                    Paid-in         Retained
                                                                    Capital         Earnings       Total
                                                                  ----------        --------       -----
Balances at March 31, 1998                                     $      864,968     46,436,312     47,301,280

Proceeds from exercise of stock options (18,000 shares),
     including tax benefit of $18,453                                  70,953          -             70,953
Net income                                                             -           7,319,597      7,319,597
                                                                  -----------    -----------    -----------

Balances at March 31, 1999                                            935,921     53,755,909     54,691,830

Net income                                                             -           3,056,229      3,056,229
                                                                  -----------    -----------     -----------

Balances at June 30, 1999                                      $      935,921     56,812,138     57,748,059
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three months ended
                                                                          June 30,
                                                                     -------------------
                                                                    1999            1998
                                                                    ----            ----
     Cash flows from operating activities:
       Net income                                             $    3,056,229       2,133,449
       Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for loan losses                                 3,038,820       2,359,669
         Amortization of intangible assets                           348,655         310,686
         Amortization of loan costs and discounts                     29,523          27,521
         Depreciation                                                339,698         333,839
         Change in accounts:
            Other assets, net                                         16,514        (256,178)
            Accounts payable and accrued expenses                 (1,230,033)     (1,043,766)
            Income taxes payable                                     995,044          81,575
                                                                 -----------     -----------

               Net cash provided by operating activities           6,594,450       3,946,795
                                                                 -----------     -----------

     Cash flows from investing activities:
       Increase in loans, net                                     (8,539,327)     (5,450,310)
       Net assets acquired from office acquisitions,
          primarily loans                                         (1,108,770)       (230,550)
       Purchases of premises and equipment                          (368,656)       (303,652)
       Purchases of intangible assets                               (553,500)        (22,350)
                                                                 -----------     -----------

               Net cash used by investing activities             (10,570,253)     (6,006,862)
                                                                 -----------     -----------

     Cash flows from financing activities:
       Proceeds from senior notes payable, net                     3,850,000       1,600,000
       Proceeds from exercise of stock options                          -             17,500
                                                                 -----------     -----------

               Net cash provided by financing activities           3,850,000       1,617,500
                                                                 -----------     -----------

     Decrease in cash                                               (125,803)       (442,567)

     Cash, beginning of period                                     1,236,207       1,212,611
                                                                 -----------     -----------

     Cash, end of period                                      $    1,110,404         770,044
                                                                  ===========    ===========

     Supplemental disclosure of cash flow information:
       Cash paid for interest expense                         $    1,396,729       1,487,490
       Cash paid for income taxes                                    579,956       1,018,425
     Supplemental schedule of noncash financing activities:
       Tax benefits from exercise of stock options                      -              8,363



          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The consolidated financial statements of the Company at June 30, 1999, and for the period then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 1999, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     Certain reclassification entries have been made for fiscal 1999 to conform with fiscal 2000 presentation. These reclassifications had no impact on shareholders' equity or net income.

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 1999, included in the Company's 1999 Annual Report to Shareholders.


NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

     The Company applies the provision of Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                  Three months ended June 30,
                                                  ---------------------------
                                                    1999           1998
                                                    ----           ----
     Balance at beginning of period          $     8,769,367      8,444,563
     Provision for loan losses                     3,038,820      2,359,669
     Loan losses                                  (3,033,879)    (2,347,395)
     Recoveries                                      332,799        330,823
     Allowance on acquired loans,
       net of specific charge-offs                   (68,185)        11,359
                                                 -----------    -----------
     Balance at end of period                $     9,038,922      8,799,019
                                                 ===========    ===========

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):


                                                            Three months
                                                           ended June 30,
                                                           --------------
                                                         1999         1998
                                                         ----         ----
                                                        (Dollars in thousands)

   Average gross loans receivable (1)                $  151,654     133,009
   Average loans receivable (2)                         117,492     103,974

   Expenses as a % of total revenue:
     Provision for loan losses                            12.5%       11.4%
     General and administrative                           62.9%       67.2%
     Total interest expense                                5.6%        5.9%

   Operating margin (3)                                   24.6%       21.5%

   Return on average assets (annualized)                   8.9%        7.1%

   Offices opened or acquired, net                            8           6
   Total offices (at period end)                            387         366

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


Comparison of Three Months Ended June 30, 1999, Versus
------------------------------------------------------
Three Months Ended June 30, 1998
--------------------------------

     Net income rose to $3,056,000 for the three months ended June 30, 1999, a 43.3% increase over the $2,133,000 earned during the corresponding three-month period of the previous year. This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $1,538,000, or 34.6%, and was partially offset by increases in interest expense and income taxes.

     Interest and fee income for the quarter ended June 30, 1999, increased by $2.1 million, or 11.4%, over the same period of the prior year. This increase resulted from a $13.5 million increase, or 13.0%, in average loans receivable over the two corresponding periods.

     Insurance commissions and other income increased by $1.5 million, or 64.9%, over the two quarters. Insurance commissions increased to $1.9 million during the three months ended June 30, 1999, representing $682,000, or 55.6%, increase from the prior year quarter. This increase resulted from the growth in loans in those states where

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED
                 -----------------------------------------------

Comparison of Three Months Ended June 30, 1999, Versus
------------------------------------------------------
Three Months Ended June 30, 1998, continued
-------------------------------------------

insurance products may be sold, primarily South Carolina and Georgia. The expansion of the larger loan portfolio in these two states has also led to increased insurance commissions. Other income increased by $804,000, or 75.7%, when comparing the two quarterly periods. The increase in net revenues from the Company's ParaData subsidiary contributed $483,000 of this overall increase and the sale of other ancillary products such as motor club memberships, Accidental Death or Disability Policies, and mortgage referral fees contributed the remaining increase.

     Total revenues rose to $24.3 million during the quarter ended June 30, 1999, a 17.3% increase over the $20.7 million for the corresponding quarter of the previous year. Revenues from the 248 offices open throughout both quarters increased by approximately 11.3%, primarily due to increased balances of loans receivable in those offices. At June 30, 1999, the Company had 387 offices in operation, an increase of 8 offices from March 31, 1999.

     The provision for loan losses during the quarter ended June 30, 1999 increased by $679,000, or 28.8%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $2,701,000, a 33.9% increase over the $2,017,000 charged off during the same quarter of fiscal 1999. As a percentage of average loans receivable, net charge-offs increased from 7.8% on an annualized basis from three months ended June 30, 1998, to 9.2% annualized for the most recent quarter.

     General and administrative expenses for the quarter ended June 30, 1999, increased by $1,376,000, or 9.9%, over the same quarter of fiscal 1999. This increase resulted from the additional general and administrative expenses associated with the 21 net new offices opened or acquired between June 30, 1998 and 1999. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.8% when comparing the two periods; and, as a percentage of total revenue, decreased from 67.2% during the prior year quarter to 62.9% during the most recent quarter.

     Interest expense increased by $141,000, or 11.6%, primarily as a result of the additional debt incurred to fund the increase in loans receivable during the prior year.

     The Company's effective income tax rate remained constant at 34.0% during the two quarterly periods.


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

     The revolving credit facility expires on September 30, 2000, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At June 30, 1999, the interest rate under the facility was 6.70%, and the Company's outstanding balance was $61.0 million, leaving $4.0 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). The Company has received a temporary increase in availability under the revolving credit facility of $10.0 million for the period beginning August 1, 1999 through September 29, 1999. The Company has also received a commitment from an additional bank for $15.0 million, which it expects to add to its existing credit line. Before September 29, 1999, the Company expects to restructure the revolving credit facility to provide for greater availability on a more permanent basis.

     The senior term notes provide for interest payments to be made semi-annually at a fixed rate of 8.5%, with the final annual principal payment of $4.0 million to be made on December 1, 1999.

     The subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million will be due beginning June 2000, with a final maturity date of June 1, 2004.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED
                 -----------------------------------------------

     Borrowings under the revolving credit agreement, the senior term notes, and the subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility when restructured will be adequate to fund the continuing growth of the Company's loan portfolio, the principal payments due under the term notes and fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.

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

     The Company is also dependent upon several outside vendors for processing information such as payroll, general ledger, benefits administration, etc. Inquiries have been made of and assurances received from each of these providers that these systems are also prepared for the year 2000. The Company believes that its total costs of addressing the year 2000 problem has been, and will continue to be, immaterial.
                                       10

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

Forward-Looking Information
---------------------------

     This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the Settlement and the other litigation described below in "Legal Proceedings," and the matters discussed above in "Year 2000," may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following; changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; whether, and the terms upon; the occurrence of non-filing claims at historical levels in circumstances validated by the Settlement; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance; the unpredictable nature of litigation; and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

Legal Proceedings
-----------------

     The Company is a party to certain legal proceedings.  See Part II, Item I.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

           The Company's outstanding debt under the Revolving Credit Facility was $61.0 million at June 30, 1999. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at June 30, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $610,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES


           On November 11, 1998, the Company and its subsidiaries named in the action entered into a settlement agreement (the "Settelement"). Pursuant to the Settlement. The Company has agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million, which has been funded. In addition, the terms of the Settlement will curtail certain non-filing practices by the Company and its subsidiaries and allows the court to approve criteria defining those circumstances in which the Company's subsidiaries can make non-filing insurance claims going forward. As a result of the Settlement, non-filing insurance fees charged to borrowers will be reduced by 25%. The Settlement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, was approved by the court as fair and reasonable to the plaintiff class.

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

           Management's statement of expectation with respect to litigation may be deemed forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and no assurance can be given that management's expectation will prove correct, as such expectation is subject to certain risks, uncertainties and assumptions based on the preliminary nature of the case and the vagaries of litigation generally. Should one or more of these risks materialize or should underlying assumptions prove incorrect, the actual outcome of these litigation matters could differ materially from management's expectation.

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


           (a)  Exhibits:
                                                                                Previous         Company
Exhibit                                                                         Exhibit          Registration
Number        Description                                                       Number           No. or Report
----------------------------------------------------------------------------------------------------------------
 3.1          Second Amended and Restated Articles of Incorporation of the        3.1             1992 10-K
              Company

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

 4.2          Articles 3, 4 and 5 of the Form of Company's Second                 3.1, 3.2        1995 10-K
              Amended and Restated Articles of Incorporation (as amended)

 4.3          Article II, Section 9 of the Company's Second Amended               3.2             1995 10-K
              and Restated Bylaws

 4.4          Amended and restated Revolving Credit Agreements, dated as          4.4             9-30-97 10-Q
              of June 30, 1997, between Harris Trust and Savings Bank, the
              Banks signatory thereto from time to time and the Company

 4.5          Amended and Restated Note Agreements, dated as of June 30,          4.5             9-30-97 10-Q
              1997, between Jefferson-Pilot Life Insurance Company and
              the Company

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

10.1          Employment Agreement of Charles D. Walters, effective April 1,      10.1            1994 10-K
              1994

10.2          Employment Agreement of A. Alexander McLean, III, effective         10.2            1994 10-K
              April 1, 1994

10.3          Settlement Agreement dated as of April 1, 1999, between the         10.3            1999 10-K
              Company and R. Harold Owens

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

           (b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WORLD ACCEPTANCE CORPORATION



Dated:  August 11, 1999           /s/ C. D. Walters
                                  ---------------------------------------------
                                  C. D. Walters, Chairman, and
                                  Chief Executive Officer



Dated:  August 11, 1999           /s/ A. A. McLean III
                                  ---------------------------------------------
                                  A. A.  McLean III, Executive Vice President
                                  and Chief Financial Officer