Form 10-Q
period 1999-09-30
WORLD ACCEPTANCE CORP
filed 1999-11-12
CIK 108385

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ___________________

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

                                 (864) 298-9800
              ----------------------------------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes                      [ ] No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 15, 1999.

            Common Stock, no par value                    19,016,573
            --------------------------                  -------------
                     (Class)                            (Outstanding)

                         This Filing contains 19 pages.
                        The Exhibit Index is on page 17.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            PAGE

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30,
              1999, and March 31, 1999                                         3

              Consolidated Statements of Operations for the
              three-month periods and six-month periods ended
              September 30, 1999, and September 30, 1998                       4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 1999, and the six-month
              period ended September 30, 1999                                  5

              Consolidated Statements of Cash Flows for the
              three-month periods and six-month periods ended
              September 30, 1999, and September 30, 1998                       6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and six-month periods ended September 30, 1999,
              and September 30, 1998                                           8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      12


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                               13

Item 2.       Changes in Securities                                           13

Item 4.       Submission of Matters to a Vote of Securityholders              14

Item 6.       Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                    17

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             September 30,      March 31,
                                                 1999             1999
                                             --------------    ------------
                ASSETS

Cash                                         $   1,538,263        1,236,207
Gross loans receivable                         163,227,863      149,570,861
Less:
     Unearned interest and fees                (35,776,454)     (32,231,831)
     Allowance for loan losses                  (9,602,961)      (8,769,367)
                                             -------------    -------------
         Loans receivable, net                 117,848,448      108,569,663
Property and equipment, net                      6,793,591        6,299,662
Other assets, net                                8,148,665        7,536,987
Intangible assets, net                          10,234,082        9,827,885
                                             -------------    -------------
                                             $ 144,563,049      133,470,404
                                             =============    =============

   LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                       78,050,000       71,150,000
     Other note payable                            482,000          482,000
     Income taxes payable                          862,415        1,940,091
     Accounts payable and accrued expenses       4,291,744        5,206,483
                                             -------------    -------------
         Total liabilities                      83,686,159       78,778,574
                                             -------------    -------------

Shareholders' equity:
     Common stock, no par value                          -                -
     Additional paid-in capital                    935,921          935,921
     Retained earnings                          59,940,969       53,755,909
                                             -------------    -------------
         Total shareholders' equity             60,876,890       54,691,830
                                             -------------    -------------
                                             $ 144,563,049      133,470,404
                                             =============    =============

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended           Six months ended
                                                     September 30,               September 30,
                                              -------------------------    -------------------------
                                                  1999         1998            1999         1998
                                                  ----         ----            ----         ----
Revenues:
   Interest and fee income                    $21,474,500    19,293,990     42,027,169    37,739,282
   Insurance and other income                   4,038,264     2,388,103      7,812,663     4,676,420
                                              -----------   -----------    -----------   -----------
     Total revenues                            25,512,764    21,682,093     49,839,832    42,415,702
                                              -----------   -----------    -----------   -----------

Expenses:
   Provision for loan losses                    4,572,978     3,111,965      7,611,798     5,471,634
                                              -----------   -----------    -----------   -----------
   General and administrative expenses:
     Personnel                                  9,485,230     8,934,320     19,506,317    17,952,497
     Occupancy and equipment                    1,787,634     1,697,193      3,408,915     3,191,981
     Data processing                              366,335       368,619        730,027       720,670
     Advertising                                  648,541       841,234      1,565,831     1,732,258
     Legal                                         87,536     5,562,793        176,970     5,687,180
     Amortization of intangible assets            365,948       316,391        714,603       627,077
     Other                                      1,982,343     1,975,397      3,921,582     3,709,092
                                              -----------   -----------    -----------   -----------
                                               14,723,567    19,695,947     30,024,245    33,620,755
                                              -----------   -----------    -----------   -----------

   Interest expense                             1,462,388     1,411,655      2,818,729     2,627,338
                                              -----------   -----------    -----------   -----------
        Total expenses                         20,758,933    24,219,567     40,454,772    41,719,727
                                              -----------   -----------    -----------   -----------

Income (loss) before income taxes               4,753,831    (2,537,474)     9,385,060       695,975

Income taxes (benefit)                          1,625,000      (867,000)     3,200,000       233,000
                                              -----------   -----------    -----------   -----------

Net income (loss)                             $ 3,128,831    (1,670,474)     6,185,060       462,975
                                              ===========   ===========    ===========   ===========

Net income (loss) per common share:
     Basic                                    $       .16          (.09)           .33           .02
                                              ===========   ===========    ===========   ===========
     Diluted                                  $       .16          (.09)           .32           .02
                                              ===========   ===========    ===========   ===========

Weighted average common shares outstanding:
     Basic                                     19,016,573    19,006,888     19,016,573    19,005,005
                                              ===========   ===========    ===========   ===========
     Diluted                                   19,218,789    19,187,248     19,196,750    19,218,723
                                              ===========   ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           Additional
                                                             Paid-in     Retained
                                                             Capital     Earnings      Total
                                                           ----------   ----------   ----------
Balances at March 31, 1998                                 $  864,968   46,436,312   47,301,280

Proceeds from exercise of stock options (18,000 shares),
     including tax benefit of $18,453                          70,953            -       70,953
Net income                                                          -    7,319,597    7,319,597
                                                           ----------   ----------   ----------

Balances at March 31, 1999                                    935,921   53,755,909   54,691,830
Net income                                                          -    6,185,060    6,185,060
                                                           ----------   ----------   ----------

Balances at September 30, 1999                             $  935,921   59,940,969   60,876,890
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended             Six months ended
                                                                 September 30,                 September 30,
                                                          --------------------------    --------------------------
                                                             1999             1998          1999            1998
                                                          -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                     $ 3,128,831     (1,670,474)     6,185,060        462,975
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            4,572,978      3,111,965      7,611,798      5,471,634
       Amortization of intangible assets                      365,948        316,391        714,603        627,077
       Amortization of loan costs and discounts                20,319         33,172         49,842         60,693
       Depreciation                                           365,912        376,405        705,610        710,244
       Change in accounts:
          Other assets, net                                  (678,034)       171,258       (661,520)       (84,920)
          Income taxes payable                             (2,072,720)    (1,531,140)    (1,077,676)    (1,736,291)
          Accounts payable and accrued expenses               315,294      4,325,427       (914,739)     3,568,387
                                                          -----------    -----------    -----------    -----------

              Net cash provided by operating activities     6,018,528      5,133,004     12,612,978      9,079,799
                                                          -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Increase in loans, net                                 (5,834,317)    (5,786,913)   (14,373,644)   (11,237,223)
    Net assets acquired from office acquisitions,
       primarily loans                                     (1,441,267)      (754,725)    (2,550,037)      (985,275)
    Purchases of premises and equipment                      (797,785)      (697,425)    (1,166,441)    (1,001,077)
    Purchases of intangible assets                           (567,300)      (355,100)    (1,120,800)      (377,450)
                                                          -----------    -----------    -----------    -----------

              Net cash used by investing activities        (8,640,669)    (7,594,163)   (19,210,922)   (13,601,025)
                                                          -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds of senior notes payable, net                   3,050,000      2,950,000      6,900,000      4,550,000
    Proceeds from exercise of stock options                         -         35,000              -         52,500
                                                          -----------    -----------    -----------    -----------

              Net cash provided by financing activities     3,050,000      2,985,000      6,900,000      4,602,500
                                                          -----------    -----------    -----------    -----------

Increase in cash                                              427,859        523,841        302,056         81,274

Cash, beginning of period                                   1,110,404        770,044      1,236,207      1,212,611
                                                          -----------    -----------    -----------    -----------

Cash, end of period                                       $ 1,538,263      1,293,885      1,538,263      1,293,885
                                                          ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                        $ 1,451,902      1,286,218      2,848,631      2,773,708
    Cash paid for income taxes                              3,697,720      2,734,960      4,277,676      3,753,385
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                     -         10,090              -         18,453

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at September 30, 1999, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 1999, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                          Three months                    Six months
                                       ended September 30,            ended September 30,
                                   --------------------------     -------------------------
                                       1999           1998           1999            1998
                                   -----------    -----------    -----------    -----------
Balance at beginning of period     $ 9,038,922      8,799,019      8,769,367      8,444,563
Provision for loan losses            4,572,978      3,111,965      7,611,798      5,471,634
Loan losses                         (4,438,099)    (3,132,470)    (7,471,978)    (5,479,865)
Recoveries                             310,630        323,695        643,429        654,518
Allowance on acquired loans, net
  of specific charge-offs              118,530       (194,107)        50,345       (182,748)
                                   -----------    -----------    -----------    -----------
Balance at end of period           $ 9,602,961      8,908,102      9,602,961      8,908,102
                                   ===========    ===========    ===========    ===========

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                Three months              Six months
                                            ended September 30,       ended September 30,
                                        -------------------------   -----------------------
                                            1999          1998         1999         1998
                                        ----------     ----------   ----------   ----------
                                                        (Dollars in thousands)

Average gross loans receivable (1)      $  161,431      139,013       157,367      136,006
Average loans receivable (2)               124,853      108,170       121,865      106,082

Expenses as a % of total revenue:
     Provision for loan losses               17.9%        14.4%         15.3%        12.9%
     General and administrative (3)          57.7%        90.8%         60.2%        79.3%
     Total interest expense                   5.7%         6.5%          5.7%         6.2%

Operating margin (4)                         24.4%        (5.2%)        24.5%         7.8%

Return on average assets (annualized)         8.8%         5.8%          8.9%         6.4%

Offices opened or acquired, net                 12            8            20           14
Total offices (at period end)                  399          374           399          374

----------
s(1)  Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Includes $5.4 million accrual for legal settlement for the three and six-month periods ended September 30, 1998. Excluding this one time charge, the ratios would have been 65.9% and 66.5% for the three and six-month periods, respectively.
(4) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues. Excluding the $5.4 million charge for the pending legal settlement, the operating margins for the three and six-month periods ended September 30, 1998 would have been 19.7% and 20.6%, respectively.

Comparison of Three Months Ended September 30, 1999, Versus
Three Months Ended September 30, 1998

     Net income rose to $3.1 million during the three months ended September 30, 1999, representing a 75.8% increase over the recurring net income for the prior year quarter. Recurring net income for the September 30, 1998, quarter excludes a $5.4 million accrual (less income tax benefit of $1.9 million) for a legal settlement (see Legal Proceedings). Including this one-time charge, net of related income tax benefits, the Company incurred a net loss of $1.7 million during the three months ended September 30, 1998. The large increase in earnings of $1.3 million over the two quarters (excluding the prior year settlement charge) resulted from a $1.9 million, or 45.4%, increase in operating income (revenues less provision for loan losses and general and administrative expenses) over the two periods, offset by a slight increase in interest expense and by increased income taxes.

     Interest and fee income for the quarter ended September 30, 1999, increased by $2.2 million, or 11.3%, over the same period of the prior year. This increase resulted primarily from the $16.7 million increase, or 15.4%, in average loans receivables over the corresponding periods. The increase in interest and fees was less than the increase in average balances outstanding due to a slight reduction in the overall yield in the loan portfolio, which was due to lower interest rates charged on larger loans made in select offices of the Company. Insurance commissions and other income increased by $1.7 million, or 69.1%, when comparing the two quarterly periods. Insurance commissions increased by 46.0%, tracking the growth in loans in those states that allow the sale of credit insurance, as well as the growth in the larger loan portfolio, which generally offers the borrowers insurance protection on these loan products. Other income increased by $1.0 million, or 99.1%, primarily as the result of an $816,000 gross profit increase at the Company's ParaData subsidiary.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended September 30, 1999, Versus
Three Months Ended September 30, 1998, continued

     Total revenues rose to $25.5 million during the quarter ended September 30, 1999, a 17.7% increase over the $21.7 million in total revenues for the same quarter of the prior year. Revenues from the 347 offices open throughout both three-month periods increased by approximately 10.8%. At September 30, 1999, the Company had 399 offices in operation, a net increase of 12 offices during the current quarter, and 20 offices since the beginning of the fiscal year.

     The provision for loan losses amounted to $4.6 million during the quarter ended September 30, 1999, representing a 46.9% increase over the $3.1 million during the same quarter of fiscal 1999. This increase resulted from increases in the general allowance for loan losses and in loan losses themselves. Net charge-offs increased by $1.3 million, or 47%, over the two quarterly periods and as an annualized percentage of average loans receivable, increased to 13.2% for the current quarter from 10.4% for the quarter ended September 30, 1998. The rise in charge-off ratios is due to several factors, including increased employee turnover, as well as competitive forces in certain geographic areas. Although credit quality is a key area of focus, there can be no assurance that these trends will not continue, or these earnings will not be negatively impacted as a result in coming quarters.

     Excluding the accrual for the legal settlement from the September 1998 quarter, general and administrative expenses rose by 3.0% when comparing the two quarterly periods. As a percentage of revenues, these expenses decreased from 65.9% (excluding the settlement) during the three months ended September 30, 1998 to 57.7% during the quarter ended September 30, 1999. The improvement in the expense ratios resulted primarily from the closing and merging into other existing offices 13 non-profitable offices during the last 13 months. Excluding the expenses of ParaData, overall general and administrative expenses, when divided by average open offices, declined by 2.2% when comparing the two quarterly periods.

     Interest expense increased by $51,000, or 3.6%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt, which grew from $68.7 million at September 30, 1998, to $78.5 million at September 30, 1999, offset by a slight decrease in the overall composite rate of interest on this debt.


Comparison of Six Months Ended September 30, 1999,
Versus Six Months Ended September 30, 1998

     For the six-month period ended September 30, 1999, net income amounted to $6.2 million. Excluding the effects of the $5.4 million legal settlement and related income tax benefit, net income amounted to $3.9 million during the six-month period ending September 30, 1998. This represents a $2.3 million, or 58.0%, increase when comparing the two six-month periods. Operating income increased by $3.5 million, or 39.9%, over the two periods. This increase was partially offset by an increase in both interest expense and income taxes.

     Total revenues amounted to $49.8 million during the current six-month period, an increase of $7.4 million, or 17.5%, over the prior-year period. This increase resulted from an increase in interest and fee income of 11.4% combined with an increase in insurance and other income of 67.1%. The large increase in insurance and other income resulted from a $1.3 million, or 50.6%, increase in insurance premium income primarily due to the growth in the larger loan portfolio combined with a $1.3 million increase in gross profits from the Company's ParaData subsidiary. Revenues from the 347 offices open throughout both six-month periods increased approximately 11.1%.

     The provision for loan losses increased by $2.1 million, or 39.1%, during the current six-month period when compared to the same period of fiscal 1999. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $6.8 million during the six-months ended September 30, 1999, a $2.0 million, or 41.6%, increase over the $4.8 million charged-off during the September 30, 1998 period. As a percentage of average loans receivable, annualized net charge-offs rose to 11.2% during the current period from 9.1% during the same period of fiscal 1999. While management's number one priority is to reduce the percentage of charge-offs to prior year levels, there can be no assurance that these trends will not continue and earnings will not be negatively impacted in future quarters.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Six Months Ended September 30, 1998,
Versus Six Months Ended September 30, 1997, continued

     General and administrative expenses increased by $1.8 million, or 6.4%, over the two six month periods after excluding the 5.4 million for the legal settlement from the September 30, 1998 period. This increase resulted from the 25 net new offices added during the 12 month period ending September 30, 1999. The Company benefited from a reduction in the general and administrative expense ratios as these expenses as a percentage of total revenues declined to 60.2% during the most recent six months from 66.5% (excluding the one-time legal charge) during the prior year period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 0.4% when comparing the two six-month periods.

     Interest expense increased by $191,000 when comparing the two six-month periods, an increase of 7.3%. This reflects the increase in overall debt from September 1998 to the end of the current quarter.

     The effective income tax rate increased slightly to 34.1% during the six months ended September 30, 1999, from 33.5% during the same period ended September 30, 1998 due to the effects of the legal settlement during the prior year period.

Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding (including acquisitions) and the repayment of existing debt.

     The Company has an $85.0 million revolving credit agreement, $4.0 million of senior term notes, and $10.0 million of subordinated notes.

     The revolving credit facility expires on September 30, 2001, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At September 30, 1999, the interest rate under the facility was 7.08%, and the Company's outstanding balance was $64.1 million, leaving $20.9 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

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

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


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

Forward-Looking Information

     This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the litigation described below in "Legal Proceedings," and the matters discussed above in "Year 2000," may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the occurrence of non-filing claims at historical levels in circumstances validated by the Settlement; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the ability of the Company and third parties with whom the Company deals to achieve year 2000 compliance; the unpredictable nature of litigation; and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

Legal Proceedings

     The Company is a party to certain legal proceedings.  See Part II, Item 1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company's outstanding debt under its revolving credit facility was $64.1 million at September 30, 1999. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at September 30, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $641,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           Since April 1995, the Company and several of its subsidiaries have been parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company was consolidated with other litigation against other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re: Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division). On November 11, 1998, the Company and its subsidiaries named in this action entered into a settlement agreement (the "Settlement"). Pursuant to the Settlement, the Company agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million, which has been funded. In addition, the terms of the Settlement will curtail certain non-filing practices by the Company and its subsidiaries and allows the court to approve criteria defining those circumstances in which the Company's subsidiaries can make non-filing insurance claims going forward. As a result of the Settlement, non-filing insurance fees charged to borrowers will be reduced by 25%. The Settlement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, was approved by the court on July 16, 1999, as fair and reasonable to the plaintiff class.

           The Company is named as a defendant in an action, TURNER V. WORLD ACCEPTANCE CORP. ET. AL., filed May 20, 1997, in the Fourteenth Judicial District, Tulsa County, Oklahoma (CJ-97-1921), hereinafter referred to as the "Tulsa Case." The Company is also a plaintiff in an action, INDEPENDENT FINANCE INSTITUTE, ET. AL., filed in the District Court of Oklahoma County, Oklahoma (CJ-97-1394) hereinafter referred to as the "Administrator's Case." The Tulsa Case challenges the validity of the Oklahoma Consumer Credit Code (OCCC) provisions under which the Company operates and alleges that the Company and other consumer finance defendants have collected excess finance charges in connection with refinanced loans. In the Administrator's Case, the Company and other members of the consumer finance industry sought a declaratory judgement invalidating and enjoying the application of an opinion by the Oklahoma Attorney General regarding consumer loan refinancing under the OCCC. Summary judgement favorable to the Company was issued in both cases and both cases were appealed to the Oklahoma Supreme Court. In addition, the Oklahoma Legislature enacted legislation, effective August 29, 1999, which validates the prior practices followed by the Company and which should eliminate challenges to the Company's practice from that point forward. On May 11, 1999, the Oklahoma Supreme Court issued an opinion in the Administrator's Case reversing the summary judgement issued by the trial court. That opinion included language regarding the decision's retroactive applicability that, if allowed to stand, could have resulted in extremely adverse consequences in the Tulsa Case. The Company and other consumer finance companies sought relief by way of reconsideration from the Oklahoma Supreme Court and, on November 4, 1999, that Court issued its Order modifying favorably to the Company that portion of the Court's original decision that related to its retroactive application. The decision in the Administrator's case, as not modified, limits its applicability to the period from March 3, 1999, through August 29, 1999. The appeal from the Tulsa case remains pending before the Oklahoma Supreme Court. Because of these recent developments, the Company expects that, even if the appeal in the Tulsa Case is decided adversely, the results, although possibly including a material monetary award, would not materially affect the Company's financing practices in Oklahoma. The Company intends to continue to defend itself vigorously in the Tulsa Case.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The 1999 Annual Meeting of Shareholders was held on August 4,
               1999.

           (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

           (c) At the 1999 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

                (1) The election of seven Directors to serve until the 2000
                    Annual Meeting of Shareholders:

                                              VOTES IN FAVOR    VOTES WITHHELD*

                    Ken R. Bramlett, Jr.        17,721,212         40,314
                                             ---------------   ---------------
                    James R. Gilreath           17,718,212         43,314
                                             ---------------   ---------------
                    William S. Hummers III      17,721,212         40,314
                                             ---------------   ---------------
                    A. Alexander McLean III     17,720,512         41,014
                                             ---------------   ---------------
                    Charles D. Walters          17,717,512         44,014
                                             ---------------   ---------------
                    Charles D. Way              17,718,212         43,314
                                             ---------------   ---------------

                (2) The ratification of the selection of KPMG LLP as Independent
                    Auditors:

                    VOTES IN FAVOR        VOTES AGAINST        ABSTENTIONS*
                      17,757,226             3,900                 400

                *There were no broker non-votes on these routine items.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                                                                                Previous   Company
Exhibit                                                                         Exhibit    Registration
Number        Description                                                       Number     No. or Report
--------------------------------------------------------------------------------------------------------
 3.1          Second Amended and Restated Articles of Incorporation of the        3.1       1992 10-K
              Company

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

 4.5          Amended and Restated Note Agreements, dated as of June 30,            4.5     9-30-97 10-Q
              1997, between Jefferson-Pilot Life Insurance Company and the
              Company

 4.6#         Amended and Restated Note Agreement, dated as of June 30,             4.6     9-30-97 10-Q
              1997 between Principal Mutual Life Insurance Company and the
              Company

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

10.1          Employment Agreement of Charles D. Walters, effective April 1,      10.1      1994 10-K
              1994

10.2          Employment Agreement of A. Alexander McLean, III, effective         10.2      1994 10-K
              April 1, 1994

10.3          Settlement Agreement, dated as of April 1, 1999, between the        10.3      1999 10-K
              Company and R. Harold Owens

10.4          Security Holders' Agreement, dated as of September 19, 1991,        10.5      33-42879
              between the Company and certain of its security Holders

10.5          1992 Stock Option Plan of the Company                               4         33-52166

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

           (b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WORLD ACCEPTANCE CORPORATION



Dated:  November 10, 1999               /s/ C. D. Walters
                                    ------------------------------------------
                                    C. D. Walters, Chief Executive Officer


Dated:  November 10, 1999               /s/ A. A. McLean III
                                    ------------------------------------------
                                    A. A. McLean III, Executive Vice President
                                    and Chief Financial Officer