Form 10-Q
period 1999-12-31
WORLD ACCEPTANCE CORP
filed 2000-02-15
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

For the transition period from                        to
                               ----------------------    ---------------------

                         Commission File Number: 0-19599


                          WORLD ACCEPTANCE CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


         South Carolina                                   57-0425114
 ---------------------------------             -------------------------------
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

                                [X] Yes   [ ] No


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 9, 2000.

Common Stock, no par value                         19,025,573
------------------------------               ----------------------
          (Class)                                 (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                 PAGE
Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of December 31,
              1999, and March 31, 1999                                             3

              Consolidated Statements of Operations for the
              three-month periods and nine-month periods ended
              December 31, 1999, and December 31, 1998                             4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 1999, and the nine-month
              period ended December 31, 1999                                       5

              Consolidated Statements of Cash Flows for the three-month periods and nine-month periods ended December 31, 1999, and
              December 31, 1998                                                    6

              Notes to Consolidated Financial Statements                           7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and nine-month periods ended December 31, 1999,
              and December 31, 1998                                                8

Item 3.  Quantitive and Qualitative Disclosures about market risk                  12


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                    13

Item 2.       Changes in Securities                                                13

Item 6.       Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                         16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,              March 31,
                                                               1999                    1999
                                                          -------------           ---------
                                   ASSETS                   (Unaudited)
Cash                                                    $     3,027,347                1,236,207
Gross loans receivable                                      182,899,686              149,570,861
Less:
     Unearned interest and fees                             (41,184,665)             (32,231,831)
     Allowance for loan losses                              (10,465,721)              (8,769,367)
                                                           --------------          --------------
         Loans receivable, net                              131,249,300              108,569,663
Property and equipment, net                                   6,761,016                6,299,662
Other assets, net                                             8,281,177                7,536,987
Intangible assets, net                                       10,040,929                9,827,885
                                                           ------------            -------------
                                                        $   159,359,769              133,470,404
                                                           ============              ===========

                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                    90,250,000               71,150,000
     Other note payable                                         482,000                  482,000
     Income taxes payable                                       292,950                1,940,091
     Accounts payable and accrued expenses                  4,839,399                  5,206,483
                                                           ----------              -------------
         Total liabilities                                   95,864,349               78,778,574
                                                           ------------            -------------
Shareholders' equity:
     Common stock, no par value                                       -                        -
     Additional paid-in capital                                 968,666                  935,921
     Retained earnings                                       62,526,754               53,755,909
                                                           ------------            -------------
         Total shareholders' equity                          63,495,420              54,691,830
                                                           ------------            -------------
                                                        $   159,359,769              133,470,404
                                                           ============            =============

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended                Nine months ended
                                                          December 31,                       December 31,
                                                 -------------------------------    -------------------------------
                                                     1999               1998            1999               1998
                                                     ----               ----            ----               ----
Revenues:
   Interest and fee income                     $    22,701,793        20,784,775       64,728,962        58,524,057
   Insurance and other income                        4,228,754         3,051,166       12,041,417         7,727,586
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 26,930,547        23,835,941       76,770,379        66,251,643
                                                  ------------     -------------     ------------     -------------
Expenses:
   Provision for loan losses                         5,540,330         4,261,642       13,152,128         9,733,276
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                       9,605,213         9,013,178       29,111,530        26,965,675
     Occupancy and equipment                         1,745,307         1,629,300        5,154,222         4,821,281
     Data processing                                   387,004           344,975        1,117,031         1,065,645
     Advertising                                     1,660,173         1,643,864        3,226,004         3,376,122
     Legal                                             175,451            98,288          352,421         5,785,468
     Amortization of intangible assets                 378,153           335,007        1,092,756           962,084
     Other                                           1,934,255         1,947,729        5,855,837         5,656,821
                                                  ------------     -------------     ------------     -------------
                                                    15,885,556        15,012,341       45,909,801        48,633,096
                                                  ------------     -------------     ------------     -------------
   Interest expense                                  1,582,876         1,456,033        4,401,605         4,083,371
                                                  ------------     -------------     ------------     -------------
        Total expenses                              23,008,762        20,730,016       63,463,534        62,449,743
                                                  ------------     -------------     ------------     -------------
Income before income taxes                           3,921,785         3,105,925       13,306,845         3,801,900

Income taxes                                         1,336,000         1,052,000        4,536,000         1,285,000
                                                  ------------     -------------     ------------     -------------
Net income                                     $     2,585,785         2,053,925        8,770,845         2,516,900
                                                  ============     =============     ============     =============
Net income per common share:
     Basic                                     $           .14               .11              .46               .13
                                                  ============     =============     ============     =============
     Diluted                                   $           .14               .11              .46               .13
                                                  ============     =============     ============     =============
Weighted average common shares outstanding:
     Basic                                          19,019,703        19,016,573       19,017,616        19,008,861
                                                  ============     =============     ============     =============
     Diluted                                        19,140,205        19,181,261       19,177,901        19,206,356
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         Additional
                                                           Paid-in         Retained
                                                           Capital         Earnings        Total
                                                         -----------       ---------    --------
Balances at March 31, 1998                              $    864,968      46,436,312     47,301,280

Proceeds from exercise of stock options (18,000 shares),
     including tax benefit of $18,453                         70,953               -         70,953
Net income                                                         -       7,319,597      7,319,597
                                                         -----------    ------------    -----------

Balances at March 31, 1999                              $    935,921      53,755,909     54,691,830
                                                         -----------      ----------     ----------
Proceeds from exercise of stock options (9,000 shares),
     including tax benefit of $6,495                          32,745               -         32,745
Net income for the nine months                                     -       8,770,845      8,770,845
                                                         -----------    ------------    -----------
Balances at December 31, 1999                           $    968,666      62,526,754     63,495,420
                                                         ===========      ==========     ==========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended             Nine months ended
                                                                 December 31,                  December 31,
                                                          --------------------------      -------------------------
                                                             1999             1998          1999            1998
                                                             ----             ----          ----            ----

Cash flows from operating activities:
    Net income                                        $     2,585,785      2,053,925      8,770,845       2,516,900
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            5,540,330      4,261,642     13,152,128       9,733,276
       Amortization of intangible assets                      378,153        335,007      1,092,756         962,084
       Amortization of loan costs and discounts                24,076         29,524         73,918          90,217
       Depreciation                                           390,039        344,058      1,095,649       1,054,302
       Change in accounts:
          Other assets, net                                  (156,588)       104,880       (818,108)         19,960
          Income taxes payable                               (562,970)     1,736,291     (1,640,646)              -
          Accounts payable and accrued expenses               547,655       (719,341)      (367,084)      2,849,046
                                                          -----------    ------------   ------------    -----------
              Net cash provided by operating activities     8,746,480      8,145,986     21,359,458      17,225,785
                                                          -----------    -----------    -----------     -----------
Cash flows from investing activities:
    Increase in loans, net                                (18,234,709)   (18,969,750)   (32,608,353)    (30,206,973)
    Net assets acquired from office acquisitions,
       primarily loans                                       (706,473)    (2,655,063)    (3,256,510)     (3,640,338)
    Purchases of premises and equipment                      (357,464)      (314,100)    (1,523,905)     (1,315,177)
    Purchases of intangible assets                           (185,000)      (895,298)    (1,305,800)     (1,272,748)
                                                          -----------    -----------    -----------     -----------
              Net cash used by investing activities       (19,483,646)   (22,834,211)   (38,694,568)    (36,435,236)
                                                          -----------    -----------   ------------     -----------
Cash flows from financing activities:
    Proceeds of senior notes payable, net                  16,200,000     18,900,000     23,100,000      23,450,000
    Repayment of senior term notes                         (4,000,000)    (4,000,000)    (4,000,000)     (4,000,000)
    Proceeds from exercise of stock options                    26,250              -         26,250          52,500
                                                          -----------    -----------    -----------     -----------
              Net cash provided by financing activities    12,226,250     14,900,000     19,126,250      19,502,500
                                                          -----------    -----------    -----------     -----------
Increase in cash                                            1,489,084        211,775      1,791,140         293,049

Cash, beginning of period                                   1,538,263      1,293,885      1,236,207       1,212,611
                                                          -----------    -----------    -----------     -----------
Cash, end of period                                   $     3,027,347      1,505,660      3,027,347       1,505,660
                                                          ===========    ===========    ===========     ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest expense                    $     1,226,879      1,474,498      4,075,510       4,248,206
    Cash paid for income taxes                              1,898,970        295,500      6,176,646       4,048,885
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                 6,495              -          6,495          18,453

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at December 31, 1999, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 1999, and the results of operations and cash flows for the three and nine-month periods then ended, have been included. The results for the three and nine-month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                           Three months                      Nine months
                                        ended December 31,               ended December 31,
                                    ---------------------------      --------------------------
                                        1999           1998             1999            1998
                                        ----           ----             ----            ----
Balance at beginning of period   $    9,602,961       8,908,102        8,769,367      8,444,563
Provision for loan losses             5,540,330       4,261,642       13,152,128      9,733,276
Loan losses                          (5,046,411)     (3,450,666)     (12,518,389)    (8,930,531)
Recoveries                              332,346         317,770          975,775        972,288
Allowance on acquired loans,
    net of specific charge-offs          36,495          38,467           86,840       (144,281)
                                    -----------      ----------      -----------     -----------
Balance at end of period         $   10,465,721      10,075,315      10,465,721      10,075,315
                                    ===========      ==========      ==========      ==========

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                           Three months             Nine months
                                        ended December 31,       ended December 31,
                                        ------------------     --------------------
                                        1999          1998      1999        1998
                                        ----          ----      ----        ----
                                                  (Dollars in thousands)

Average gross loans receivable (1)   $  169,244    150,585     161,532     141,326
Average loans receivable (2)            130,663    116,578     124,930     109,938

Expenses as a % of total revenue:
     Provision for loan losses            20.6%       17.9%       17.1%       14.7%
     General and administrative (3)       59.0%       63.0%       59.8%       73.4%
     Total interest expense                5.9%        6.1%        5.7%        6.2%

Operating margin (4)                      20.4%       19.1%       23.1%       11.9%

Return on average assets (annualized)      6.8%        6.1%        8.1%        2.6%

Offices opened or acquired, net              5           9          25          23
Total offices (at period end)              404         383         404         383

----------
(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Includes $5.4 million charge for a legal settlement for the nine-month period ended December 31, 1998. Excluding this one time charge, the ratio would have been 65.3% for the nine-month period.
(4) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues. Excluding the $5.4 million charge for the legal settlement, the operating margin for the nine-month period ended December 31, 1998 would have been 20.1%.

Comparison of Three Months Ended December 31, 1999, Versus
Three Months Ended December 31, 1998

     Net income amounted to $2.6 million for the three months ended December 31, 1999, a 25.9% increase over the $2.1 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $943,000 , or 20.7% offset by an increase in interest expense and income taxes.

     Interest and fee income for the quarter ended December 31, 1999, increased by $1.9 million, or 9.2%, over the same period of the prior year. This increase resulted primarily from the $14.1 million increase, or 12.1%, in average loans receivables over the two corresponding periods. The increase in interest and fees was slightly less than the increase in average balances outstanding due to a slight reduction in the overall yield in the loan portfolio, which was due to lower interest rates charged on larger loans made in select offices of the Company. Insurance commissions and other income increased by $1.2 million, or 38.6%, when comparing the two quarterly periods. Insurance commissions increased by $678,000, or 46.0%, primarily due to the growth in the larger loan portfolio, which generally has various credit related insurance products offered in conjunction with these loans. Other income increased by 31.7% primarily as a result of improved performance from the ParaData subsidiary, whose gross profit increased from $483,000 for the quarter ended December 31, 1998, to $914,000 during the most recent quarter.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED

     Total revenues rose to $26.9 million during the quarter ended December 31, 1999, a 13.0% increase over the $23.8 million in total revenues for the same quarter of the prior year. Revenues from the 346 offices open throughout both three-month periods increased by approximately 6.2%. At December 31, 1999, the Company had 404 offices in operation, a net increase of 5 offices during the current quarter, and 25 offices since the beginning of the fiscal year.

     The provision for loan losses amounted to $5.5 million during the quarter ended December 31, 1999, representing a 30.0% increase over the $4.3 million during the same quarter of the prior fiscal year. The increase resulted primarily from increased levels of net loans charged off. During the quarter ended December 31, 1999, net charge-offs as a percentage of average net loans increased to 14.4% on an annualized basis from 10.7% from the corresponding quarter of the prior year. Although the Company's management remains concerned over the rise in the level of charge-offs and continues to focus on strict adherence to the Company's lending and collection guidelines and policies by all branch personnel, there can be no assurance that this trend will not continue, or that earnings will not be negatively affected as a result in future quarters.

     General and administrative expenses for the quarter ended December 31, 1999, increased by $873,000, or 5.8%, over the same quarter of fiscal 1999. This increase resulted primarily from the additional expenses associated with the 29 new offices opened or acquired between December 31, 1998, and December 31, 1999. During the same 12-month period, the Company has also sold or merged 8 offices with other existing offices. These were offices that had not grown as expected to a profitable size within a reasonable period of time. As a percentage of total revenues, total general and administrative expenses decreased from 63.0% for the quarter ended December 31, 1998, to 59.0% for the most recent quarter. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices decreased by .3% when comparing the two periods.

     Interest expense increased by $127,000, or 8.7%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt, which grew from $83.6 million at December 31, 1998, to $90.7 million at December 31, 1999.

Comparison of Nine Months Ended December 31, 1999,
Versus Nine Months Ended December 31, 1998

     For the nine-month period ended December 31, 1999, net income amounted to $8.8 million. The results for the prior year period were greatly affected by an accrual for legal expenses resulting from a settlement of certain litigation (see Legal Proceedings). Excluding the effects of this $5.4 million legal settlement and related income tax benefit, net income amounted to $6.0 million for the nine-month period ended December 31, 1998. This represents a $2.8 million, or 47.0% increase over the two corresponding nine-month periods. Operating income, excluding the prior year legal settlement, increased by $4.4 million, or 33.3%, over the two periods. This increase was offset by increases in both interest expense and income taxes.

     Total revenues amounted to $76.8 million during the current nine-month period, an increase of $10.5 million, or 15.9%, over the prior-year period. This increase resulted from an increase in interest and fee income of 10.6% combined with an increase in insurance and other income of 55.8%. Revenues from the 346 offices open throughout both nine-month periods increased approximately 9.3%.

     Interest and fee income rose by $6.2 million, or 10.6%, during the two corresponding nine-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $124.9 million during the nine months ended December 31, 1999, representing a 13.6% increase over the average balances of the prior year. Other income increased by 55.8% due to increased insurance commissions, as well as increased gross profits from ParaData ($1.7 million or 123%).

     The provision for loan losses increased by $3.4 million, or 35.1%, during the current nine-month period when compared to the same period of fiscal 1999. This increase is due primarily to the increased level of loan charge-offs experienced during recent quarters. As a percentage of average loans receivable, net charge-offs on an annualized basis increased from 9.7% for the nine-months ended December 31, 1998 to 12.3% for the most recent nine-month period. Addressing this rise in loan losses remain a high priority within the Company, but should this trend continue, earnings will be adversely affected in future quarters.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED

     General and administrative expenses, excluding the legal settlement from the prior year period, increased by $2.7 million, or 6.2%, during the most recent nine-month period. As a percentage of total revenues, these expenses decreased from 65.3% during the prior year nine-month period to 59.8% during the current period. The Company's expense ratios have benefited from the merger or sale of eight unprofitable offices during the year, as well as excellent same office revenue growth during the current fiscal year. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by only .1% when comparing the two nine-month periods.

     Interest expense increased by $318,000 when comparing the two nine-month periods, an increase of 7.8%. This increase reflects the 8.5% increase in the level of debt outstanding when comparing the two December period ending dates.

     The effective income tax rate increased slightly during the current nine-month period to 34.1% from 33.8% for the prior year period primarily as a result of the legal settlement in the prior period.

Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding (including acquisitions), the repurchase of its common stock and the repayment of existing debt.

     The Company has a $85.0 million revolving credit agreement, and $10.0 million of subordinated notes.

     The revolving credit facility expires on September 30, 2001, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At December 31, 1999, the interest rate under the facility was 8.03%, and the Company's outstanding balance was $80.25 million, leaving $4.75 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

     The subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million will be due beginning June 1, 2000, with a final maturity date of June 1, 2004.

     Borrowings under the revolving credit agreement, the senior term notes, and the subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the principal payments due under the subordinated notes and to fund any anticipated common stock repurchases, as well as funding the expected costs of opening and operating new offices, including funding initial operating losses of new offices, and funding loans receivable originated by those offices and the Company's other offices.

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

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED

Forward-Looking Information

     This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the litigation described below in "Legal Proceedings," may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the occurrence of non-filing claims at historical levels in circumstances validated by the Settlement; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

     The Company is a party to certain legal proceedings.  See Part II, Item 1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company's outstanding debt under its revolving credit facility was $80.25 million at December 31, 1999. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at December 31, 1999, a change of 1% in the interest rate would cause a change in interest expense of approximately $802,500 on an annual basis.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           Since April 1995, the Company and several of its subsidiaries have been parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company was consolidated with other litigation against other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re: Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division). On November 11, 1998, the Company and its subsidiaries named in this action entered into a settlement agreement (the "Settlement"). Pursuant to the Settlement, the Company agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million, which was funded in the fourth quarter of fiscal 1999. In addition, the terms of the Settlement will curtail certain non-filing practices by the Company and its subsidiaries and allows the court to approve criteria defining those circumstances in which the Company's subsidiaries can make non-filing insurance claims going forward. As a result of the Settlement, non-filing insurance fees charged to borrowers will be reduced by 25%. The Settlement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, was approved by the court on July 16, 1999, as fair and reasonable to the plaintiff class.

           The Company is named as a defendant in an action, TURNER V. WORLD ACCEPTANCE CORP. ET. AL., filed May 20, 1997, in the Fourteenth Judicial District, Tulsa County, Oklahoma (CJ-97-1921), hereinafter referred to as the "Tulsa Case." The Company is also a co-plaintiff in an action, INDEPENDENT FINANCE INSTITUTE, ET. AL., filed February 27, 1997, in the District Court of Oklahoma County, Oklahoma (CJ-97-1394) hereinafter referred to as the "Administrator's Case." The Tulsa Case challenges the validity of the Oklahoma Consumer Credit Code (OCCC) provisions under which the Company operates and alleges that the Company and other consumer finance defendants have collected excess finance charges in connection with refinanced loans. In the Administrator's Case, the Company and other members of the consumer finance industry sought a declaratory judgement invalidating and enjoining the application of an opinion by the Oklahoma Attorney General regarding consumer loan refinancing under the OCCC. Summary judgement favorable to the Company was issued in both cases and both cases were appealed to the Oklahoma Supreme Court. While the cases were pending in the lower courts, the Oklahoma Legislature enacted legislation, effective August 29, 1999, which validates the prior practices followed by the Company and which should eliminate challenges to the Company's practice from that point forward. On May 11, 1999, the Oklahoma Supreme Court issued an opinion in the Administrator's Case reversing the summary judgement issued by the trial court. That opinion included language regarding the decision's retroactive applicability that, if allowed to stand, could have resulted in extremely adverse consequences in the Tulsa Case. The Company and other consumer finance companies sought relief by way of reconsideration from the Oklahoma Supreme Court and, on November 4, 1999, that Court issued its Order modifying favorably to the Company that portion of the Court's original decision that related to its retroactive application. The decision in the Administrator's case, as now modified, limits its applicability to the period from March 3, 1999, through August 29, 1999. The appeal from the Tulsa case remains pending before the Oklahoma Supreme Court. Because of these recent developments, the Company expects that, even if the appeal in the Tulsa Case is decided adversely, the results, although possibly including a material monetary award, would not materially affect the Company's financing practices in Oklahoma. The Company intends to continue to defend itself vigorously in the Tulsa Case.

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

 4.5          Amended and Restated Note Agreement, dated as of June 30, 1997,       4.5           9-30-97 10-Q
              between Jefferson-Pilot Life Insurance Company and the Company

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

10.1          Employment Agreement of Charles D. Walters, effective April 1,       10.1           1994 10-K
              1994

10.2          Employment Agreement of A. Alexander McLean, III, effective          10.2           1994 10-K
              April 1, 1994

10.3          Employment Agreement of Douglas R. Jones, effective August            *
              16, 1999

10.4          Settlement Agreement dated as of April 1, 1999, between the          10.3           1999 10-K
              Company and R. Harold Owens,


10.5          Securityholders' Agreement, dated as of September 19, 1991,          10.5           33-42879
              between the Company and certain of its securityholders

10.6          1992 Stock Option Plan of the Company                                 4             33-52166

10.7          1994 Stock Option Plan of the Company, as amended                    10.6           1995 10-K

10.8          The Company's Executive Incentive Plan                               10.6           1994 10-K

27            Financial Data Schedule (for SEC purposes only)

# Omitted from filing -- substantially identical to immediately preceding exhibits, except for the parties thereto and the principal amount involved.

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WORLD ACCEPTANCE CORPORATION



Dated:  February 9, 2000                /s/ C. D. Walters
                                    ---------------------
                                    C. D. Walters, Chief Executive Officer


Dated:  February 9, 2000                /s/ A. A. McLean III
                                    ------------------------
                                    A. A. McLean III, Executive Vice President
                                    and Chief Financial Officer