Form 10-K
period 2000-03-31
WORLD ACCEPTANCE CORP
filed 2000-06-29
CIK 108385

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   Form 10-K

                              ------------------

(Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                        Commission file number 0-19599

                               WORLD ACCEPTANCE
                                  CORPORATION
            (Exact name of registrant as specified in its charter)

                    South Carolina                                                                       570425114
              --------------------------                                                 --------------------------------------
(State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer Identification No.)

               108 Frederick Street
           Greenville, South Carolina                                                                      29607
          ----------------------------                                                   --------------------------------------
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

                          Common Stock, no par value
                          --------------------------

                               (Title of Class)

                                --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 19, 2000, computed by reference to the closing sale price on such date, was $83,603,015. As of the same date, 18,627,573 shares of Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's 2000 Annual Report ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                          WORLD ACCEPTANCE CORPORATION
                                Form 10-K Report


                                Table of Contents
                                -----------------

Item No.                                                                                                    Page
--------                                                                                                    ----
                                                       PART I

1.    Description of Business.............................................................................     1

2.    Properties..........................................................................................     9

3.    Legal Proceedings...................................................................................     9

4.    Submission of Matters to a Vote of Security Holders.................................................    10

                                                      PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................    10

6.    Selected Financial Data.............................................................................    11

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    11

7A.   Quantitative and Qualitative Disclosures About Market Risk..........................................    11

8.    Financial Statements and Supplementary Data.........................................................    11

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    11

                                                     PART III

10.    Directors and Executive Officers of the Registrant.................................................    11

11.    Executive Compensation.............................................................................    11

12.    Security Ownership of Certain Beneficial Owners and Management.....................................    12

13.    Certain Relationships and Related Transactions.....................................................    12

                                                    PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    12

Introduction

      World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in ten states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2000" are to the Company's fiscal year ended March 31, 2000.

                                     PART I.

Item 1.   Description of Business

      General. The Company is engaged in the small-loan consumer finance business, offering short-term loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 412 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, and Kentucky as of June 19, 2000. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards.

      Small-loan consumer finance companies operate in a highly structured regulatory environment. Consumer loan offices are individually licensed under state laws, which, in many states, establish allowable interest rates, fees and other charges on small loans made to consumers and the maximum principal amounts and maturities of these loans. The Company believes that virtually all participants in the small-loan consumer finance industry charge the maximum rates permitted under applicable state laws in those states with usury limitations.

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

      Expansion. During fiscal 2000, the Company opened 23 new offices. Twelve other offices were purchased and four offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

      The small-loan consumer finance industry is highly fragmented in the ten states in which the Company currently operates. The Company believes that its competitors in these markets are principally independent operators with fewer than 20 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

      The following table sets forth the number of offices of the Company at the dates indicated:

                                                         At March 31,
                          --------------------------------------------------------------------------
                                                                                                        At June 19,
State                     1993      1994      1995      1996       1997     1998      1999      2000       2000
-----                     ----      ----      ----      ----       ----     ----      ----      ----       ----
South Carolina........     53        56        59        62         68        64       63        63         63
Georgia...............     35        35        38        39         45        49       49        48         48
Texas.................     66        81        93       104        131       128      131       135        134
Oklahoma..............     27        31        33        39         40        41       40        43         43
Louisiana (1).........     10        12        15        20         18        21       20        21         21
Tennessee (2).........      -         2         6        18         24        28       30        35         36
Illinois (3)..........      -         -         -         -          3        11       20        30         30
Missouri (4)..........      -         -         -         -          1         9       16        18         20
New Mexico (5)........      -         -         -         -          6         9       10        13         13
Kentucky (6)..........      -         -         -         -          -         -        -         4          4
                         ----      ----      ----      ----       ----      ----     ----      ----       ----

     Total............    191       217       244       282        336       360      379       410        412
                         ====      ====      ====      ====       ====      ====     ====      ====       ====

__________________________

(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.
(6)  The Company commenced operations in Kentucky in March 2000.


      Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2000, the Company's average originated loan size and term were approximately $555 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2000, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 24% to 205% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

      Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law. Statutes in Texas, Oklahoma, Missouri and South Carolina allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees, monthly handling charges and, in South Carolina, Georgia, Louisiana and Tennessee, non-file fees, which are collected by the Company and paid as premiums to an unaffiliated insurance company for non-recording insurance.

      The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured's period of involuntary unemployment. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Tennessee, Louisiana, and Kentucky and on a limited basis in Oklahoma, Missouri, and New Mexico. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

      The Company also markets automobile club memberships to its borrowers in Georgia and Tennessee as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers.

      In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to seven of the ten states where it operates and plans to introduce the program in the remaining three states during fiscal 2001. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.

      Beginning in fiscal 1997, the Company expanded its product line on a limited basis to include larger balance, lower risk and lower yielding, individual consumer loans. Since that time, the Company has acquired 13 larger loan offices and several bulk purchases of larger loans receivable. Additionally, the Company has converted several of its traditional small-loan offices into those offering the larger loan products, primarily in Georgia, South Carolina and Tennessee. As of March 31, 2000, the larger class of loans amounted to approximately $26.2 million, a 212.1% increase over the balance outstanding at the end of the prior fiscal year. As a result of these efforts, this portfolio has grown to 15.1% of the total balances as of the end of the fiscal year. Management believes that these offices can support much larger asset balances with lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line into additional offices during the current fiscal year.

      During fiscal 1999, the Company tested in 40 offices an income tax return preparation and refund anticipation loan program. Based on the results of this test, the Company expanded this program into all offices where permitted by the lease agreements or approximately 390 offices in fiscal 2000. Due to certain systems and service bureau problems encountered during the first two weeks of the filing season, the program was less successful than anticipated; however, in spite of these problems, the Company completed and filed approximately 16,000 tax returns generating approximately $1 million in net revenue. The Company believes that this is a beneficial service for its existing customer base due to the earned income credit and believes that the program can become even more profitable in fiscal 2001 and beyond.

       Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1993 through 2000:

                                                                   At March 31,
                                   ----------------------------------------------------------------------------
       State                         1993      1994     1995      1996      1997      1998      1999      2000
       -----                         ----      ----     ----      ----      ----      ----      ----      ----
       South Carolina...........      37%       37%       35%       33%       26%      23%       22%       21%
       Georgia..................      14        14        13        13        13       14        16        15
       Texas....................      38        38        38        35        39       35        31        28
       Oklahoma.................       8         7         7         8         7        7         7         6
       Louisiana (1)............       3         3         4         5         3        4         4         3
       Tennessee (2)............       -         1         3         6        10       11        12        13
       Illinois (3).............       -         -         -         -         -        2         3         4
       Missouri (4).............       -         -         -         -         -        1         2         3
       New Mexico (5)...........       -         -         -         -         2        3         3         3
       Kentucky (6).............       -         -         -         -         -        -         -         4
                                    ----      ----      ----      ----      ----     ----      ----      ----

           Total................     100%      100%      100%      100%      100%     100%      100%      100%
                                    ====      ====      ====      ====      ====     ====      ====      ====

__________________________________

(1)  The Company commenced operations in Louisiana in May 1991.
(2)  The Company commenced operations in Tennessee in April 1993.
(3)  The Company commenced operations in Illinois in September 1996.
(4)  The Company commenced operations in Missouri in August 1996.
(5)  The Company commenced operations in New Mexico in December 1996.
(6)  The Company commenced operations in Kentucky in March 2000.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2000:

                                                        Total Number         Average Gross Loan
                                                          of Loans                Balance
                                                          --------                -------
                  South Carolina.....................       64,835                  565
                  Georgia............................       37,139                  693
                  Texas..............................      132,427                  368
                  Oklahoma...........................       25,246                  417
                  Louisiana..........................       11,772                  450
                  Tennessee..........................       30,069                  762
                  Illinois...........................       14,866                  430
                  Missouri...........................        8,971                  549
                  New Mexico.........................       11,280                  443
                  Kentucky...........................        3,952                  510
                                                          --------
                      Total..........................      340,557
                                                          --------

      The Company's highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results from the Company's third fiscal quarter are generally lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

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

      In fiscal 2000, approximately 88% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 1998, 1999, and 2000, the percentages of the Company's loan originations that were refinancings of existing loans were 79.1%, 78.5%, and 78.3%, respectively.

      The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.

      To reduce late payment risk, local office staff encourage customers to inform the Company in advance of expected payment problems. Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer's residence or place of employment until payment is received or some other resolution is reached. When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's office to make payment. Company employees are instructed not to accept payment outside of the Company's offices except in unusual circumstances. In Georgia, Oklahoma, and Illinois, the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

      Insurance-related Operations. In Georgia, Louisiana, South Carolina, Tennessee, Kentucky, and on a limited basis, New Mexico, Missouri and Oklahoma, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

      The Company has a wholly owned captive insurance subsidiary, which reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2000, the captive insurance subsidiary reinsured less than 9.2% of the credit insurance sold by the Company and contributed approximately $748,000 to the Company's total revenues.

      The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code ("UCC") financing statements. Statutes in Georgia, Louisiana, South Carolina and Tennessee permit the Company to charge a non-file or non-recording insurance fee in connection with loans originated in these states. These fees are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company. Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral pledged to secure the loans. The Company generally perfects its security interest in collateral on larger loan transactions (typically greater than $1,000) by filing UCC financing statements.

      Monitoring and Supervision. The Company's loan operations are organized into Eastern and Western Divisions, with the Eastern Division consisting of South Carolina, Georgia, Tennessee, Illinois, and Kentucky and the Western Division consisting of Louisiana, Texas, Oklahoma, Missouri and New Mexico. Several levels of management monitor and supervise the operations of each of the Company's offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

      Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once every nine months, each office undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

      In fiscal 1994 the Company converted all of its loan offices to a new computer system following its acquisition of Paradata Financial Systems, a small software company located near St. Louis, Missouri. This system uses a proprietary data processing software package developed by Paradata, and has enabled the Company to fully automate all loan account processing and collection reporting. The system also provides significantly enhanced management information and control capabilities. The Company also markets the system to other finance companies, but there can be no assurance that revenues from sales of the system to third parties will be material.

      Staff and Training. Local offices are generally staffed with three employees. The branch manager supervises operations of the office and is responsible for approving all loan applications. Each office generally has one assistant manager who contacts delinquent customers, reviews loan applications and prepares operational reports and one customer service representative who takes and processes loan applications and payments and assists in the preparation of operational reports and collection and marketing activities. Large offices may employ additional assistant managers and service representatives.

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

      Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2000, advertising expenses were approximately 3.7% of total revenues.

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

      Several of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company. As a result, many customers borrow from more than one finance company, enabling the Company to obtain information on the credit history of specific customers from other consumer finance companies. The Company generally seeks to open new offices in communities already served by at least one other small-loan consumer finance company.

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

      The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Illinois Consumer Credit Division, Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, and the Kentucky Department of Financial Institutions. These state regulatory agencies audit the Company's local offices from time to time and each state agency performs an annual compliance audit of the Company's operations in that state.

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

      Employees. As of March 31, 2000, the Company had approximately 1,300 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

                                                                 Period of Service as Executive Officer and
                                                                 Pre-executive Officer Experience (if an
Name and Age                        Position                     Executive Officer for Less Than Five Years)
------------                        --------                     -------------------------------------------
Charles D. Walters (61)             Chairman and Chief           Chairman since July 1991; President since July
                                    Executive Officer;           1986; CEO since July 1991; Director since April
                                    Director                     1989

D. R. Jones (48)                    President and Chief          Since August 1999; from October 1977 until
                                    Operating Officer            August 1999, various positions with Associates
                                                                 Financial Services, Inc., with most recent being
                                                                 Regional Operations Director

A. Alexander McLean, III (49)       Executive Vice President     Executive Vice President since August 1996;
                                    Chief Financial Officer;     Senior Vice President since July 1992; CFO and
                                    Director                     Director since July 1989

Mark C. Roland (44)                 Senior Vice President,       Since January 1996; Senior Vice President -
                                    Eastern Division             Operations Support, Fleet Finance, in Atlanta,
                                                                 Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (38)        Senior Vice President,       Since April 2000; Vice President, Operations -
                                    Western Division             Southeast Texas and Mexico since December 1996;
                                                                 Supervisor of West Texas since July 1987

Item 2.   Properties

     The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of June 19, 2000, the Company had 412 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2000, total lease expense was approximately $3.5 million, or an average of approximately $8,938 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

Item 3.   Legal Proceedings

     From April 1995 through July 1999, the Company and several of its subsidiaries were parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company was consolidated with other litigation against other finance companies, jewelry and furniture retailers, and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re:
                                                               ------
Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation
--------------------------------------------------
Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division).

     On November 11, 1998, the Company and its subsidiaries named in the action entered into a settlement agreement pursuant to which the Company agreed to settle all claims alleged in the litigation involving it and its subsidiaries for an aggregate cash payment of $5 million. In addition, the terms of the settlement curtailed certain non-filing practices by the Company and its subsidiaries and allowed the court to approve criteria defining those circumstances in which the Company's subsidiaries could make non-filing insurance claims going forward. As a result of the settlement, non-filing insurance fees charged to borrowers were reduced by 25%. The settlement agreement, which includes the settlement by several other defendants in the litigation, including the Company's insurer, was approved by the Court.

     The Company recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the fiscal year ended March 31, 1999. Of this total accrual, $5.0 million was paid to an escrow account and has been distributed to class participants and $244 thousand in costs were incurred in completing the settlement. The remaining $156 thousand of the accrual was reversed in fiscal 2000. The settlement limited and reduced the coverage for the types of losses with respect to which its subsidiaries submit claims. The Company does not believe that those limitations and reductions will have a material adverse effect on the Company's results of operations.

     The Company was named as a defendant in an action, Turner v. World
                                                        ---------------
Acceptance Corp., filed in the district court for the Fourteenth Judicial
---------------
District, Tulsa County, Oklahoma (No. CJ-97-1921) on May 20, 1997. That action (the Tulsa Case) named the Company and numerous other consumer finance companies as defendants, and sought certification as a statewide class action. The Tulsa Case alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Tulsa Case also challenged the constitutionality of the provisions of the Oklahoma Consumer Credit Code ("OCCC") under which the Company operates. The Company filed an answer in the action denying the allegations. On March 16, 1999, the District Court granted summary judgment in favor of the Company and the other consumer finance companies and dismissed the Tulsa Case. The plaintiffs in the Tulsa Case appealed that order, and their appeal remains pending before the Oklahoma Court of Appeals.

     The Tulsa Case is based on an opinion of the Oklahoma Attorney General issued on February 20, 1997, interpreting a provision of the OCCC with respect to the permitted amount of certain loan refinance charges in a manner contrary to regulatory practice that had been in existence in Oklahoma since 1969. On the basis of that opinion the Administrator of the Oklahoma Department of Consumer Credit (the "Department") notified the Company and the other consumer finance companies that the Department would begin enforcing the provisions of the OCCC, as interpreted by the Attorney General's opinion on March 3, 1997. In response to the Attorney General's opinion and the Department's threat, the Company and numerous other consumer finance companies brought suit (the "Administrator's Case") to enjoin enforcement by the Department of the OCCC as interpreted by the Attorney General. Shortly thereafter, the Oklahoma Legislature enacted amendments to the relevant provision of the OCCC, which became effective on August 29, 1997, and which negated the effect of the Attorney General's interpretation.

     Although the Company and the other consumer finance companies were successful at the trial court level in the Adminstrator's Case, in May 1999, the Oklahoma Supreme Court upheld the Attorney General's interpretation. The Oklahoma Supreme Court's decision expressly limited the application of the Attorney General's interpretation of the OCCC to the period between March 3, 1997 and August 29, 1997, and it expressly refrained from reaching the issue of whether refunds of charges assessed during that period were required.

     The Attorney General has recently directed the Department to proceed with administratively ordering refunds of those charges. The Company and several of the other consumer finance companies contend that for numerous reasons, the Department lacks both the authority and the legal basis to order refunds. The Company and the other consumer finance companies are attempting to open discussions with the Department and the Attorney General with the goal of resolving both the issues concerning an attempted administrative order of refunds and the issues that remain pending in the Tulsa Case. It is far too early to predict whether those discussions, if they can be initiated, will be successful. Nonetheless, because of the 1997 amendments to the OCCC, the Company expects that even if both the Tulsa Case and the Department's attempts at administratively ordering refunds are decided adversely to the Company, those results would not materially affect the Company's refinancing practices in Oklahoma going forward. Such adverse decisions could, however, involve a material monetary award; however, in the opinion of management the likelihood of such a material monetary award is not currently deemed to be probable. The Company intends to continue to defend vigorously against both the Tulsa Case and the Department's threat to administratively order refunds, while at the same time, exploring every possibility of reaching a satisfactory non-judicial resolution of all of the issues.

     From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business in which damages in various amounts are claimed. However, the Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition.

     This report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and other information incorporated herein by reference, may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the Tulsa Case and related controversy with the Attorney General and Department (collectively, the "Oklahoma Litigation") described above and in MD&A may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; the outcome of the Oklahoma Litigation; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discusses in this Report and the Company's other filings with the Securities and Exchange Commission.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2000.

                                   PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 19, 2000, there were 152 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stock in nominee or "street" names through various brokerage firms.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 36 months. Management believes that the carrying value approximates the fair value of its loan portfolio. The Company's outstanding debt under its revolving credit facility was $67.9 million at March 31, 2000. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at March 31, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $679,000 on an annual basis.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 19, 2000" and "Ownership of Common Stock of Management as of June 19, 2000" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

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

     Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

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

                                                                                    Filed Herewith (*),
                                                                                  Non-Applicable (NA), or
                                                                                    or Incorporated by        Company
      Exhibit                                                                       Reference Previous     Registration
      Number                               Description                                Exhibit Number       No. or Report
      ------------------------------------------------------------------------------------------------------------------
      3.1        Second Amended and Restated Articles of Incorporation of the               3.1              1992 10-K
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

      4.2        Articles 3, 4 and 5 of the Form of Company's Second Amended             3.1, 3.2            1995 10-K
                 and Restated Articles of Incorporation (as amended)

      4.3        Article II, Section 9 of the Company's Second Amended and                  3.2              1995 10-K
                 Restated Bylaws

      4.4        Amended and Restated Revolving Credit Agreement, dated as of               4.4               9-30-97
                 June 30, 1997, between Harris Trust and Savings Bank, the                                     10-Q
                 Banks signatory thereto from time to time and the Company

      4.5        Note Agreement, dated as of June 30, 1997, between Principal               4.7               9-30-97
                 Mutual Life Insurance Company and the Company re:  10% Senior                                 10-Q
                 Subordinated Secured Notes

      4.6        Amended and Restated Security Agreement, Pledge and Indenture              4.8               9-30-97
                 of Trust, dated as of June 30, 1997, between the Company and                                  10-Q
                 Harris Trust and Savings Bank, as Security Trustee

     10.1+       Employment Agreement of Charles D. Walters, effective April 1,            10.1              1994 10-K
                 1994

     10.2+       Employment Agreement of A. Alexander McLean, III, effective               10.2              1994 10-K
                 April 1, 1994

     10.3+       Employment Agreement of Douglas R. Jones effective August 16,             10.3              12-31-99
                 1999                                                                                          10-Q

     10.4+       Settlement Agreement dated as of April 1, 1999, between the               10.3              1999 10-K
                 Company and R. Harold Owens

                                                                                    Filed Herewith (*),
                                                                                  Non-Applicable (NA), or
                                                                                    or Incorporated by        Company
      Exhibit                                                                       Reference Previous     Registration
      Number                               Description                                Exhibit Number       No. or Report
      ------------------------------------------------------------------------------------------------------------------
      10.5        Securityholders' Agreement dated as of September 19, 1991,               10.5              33-42879
                  between the Company and certain of its securityholders

      10.6+       Board of Directors Deferred Compensation Plan                              *                  N/A

      10.7+       World Acceptance Corporation Supplemental Income Plan                      *                  N/A

      10.8+       1992 Stock Option Plan of the Company                                      4               33-52166

      10.9+       1994 Stock Option Plan of the Company, as amended                        10.6              1995 10-K

      10.10+      The Company's Executive Incentive Plan                                   10.6              1994 10-K

      10.11+      World Acceptance Corporation Retirement Savings Plan                      4.1              333-14399

      13          Excerpts from 2000 Annual Report of the Company, with respect              *                  NA
                  to those portions incorporated by reference into this report

      21          Schedule of Company's subsidiaries                                         *                  NA

      23          Consent of KPMG LLP in connection with the Company's                       *                  NA
                  Registration Statements on Form S-8

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

                                            WORLD ACCEPTANCE CORPORATION


                                            By:/s/ A. Alexander McLean, III
                                               ----------------------------
                                               A. Alexander McLean, III
                                               Executive Vice President and CFO
                                               Date: June 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature
                  ---------

   /s/ Charles D. Walters
---------------------------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 29, 2000



   /s/ A. Alexander McLean, III
---------------------------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 29, 2000



   /s/ Charles D. Way
---------------------------------------------------
Charles D. Way, Director

         Date:  June 29, 2000



   /s/ William S. Hummers, III
---------------------------------------------------
William S. Hummers, III, Director

         Date:  June 29, 2000