Form 10-Q/A
period 2000-06-30
WORLD ACCEPTANCE CORP
filed 2000-08-14
CIK 108385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number: 0-19599
                                                 -------

                       WORLD ACCEPTANCE CORPORATION
            (Exact name of registrant as specified in its charter.)


            South Carolina                                 57-0425114
-------------------------------------           -------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                             Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (864) 298-9800
                              ---------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 11, 2000.

        Common Stock, no par value                     18,627,573
   -----------------------------------           ----------------------
                 (Class)                              (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30,
              2000 and March 31, 2000                                          3

              Consolidated Statements of Operations for the
              three months ended June 30, 2000 and June 30, 1999               4

              Consolidated Statements of Shareholders' Equity for
              the year ended March 31, 2000 and the three months
              ended June 30, 2000                                              5

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 2000 and June 30, 1999               6

              Notes to Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of Financial                9
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      12


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               13

Item 2.       Changes in Securities                                           14

Item 6.       Exhibits and Reports on Form 8-K                                15

Signatures                                                                    16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                June 30,        March 31,
                                                  2000            2000
                                             -------------    -------------
                                   ASSETS

Cash                                         $   2,623,340        1,690,676
Gross loans receivable                         196,303,038      173,609,123
Less:
     Unearned interest and fees                (44,240,200)     (37,949,381)
     Allowance for loan losses                 (11,270,735)     (10,008,257)
                                             -------------    -------------
         Loans receivable, net                 140,792,103      125,651,485
Property and equipment, net                      6,814,041        6,752,791
Other assets, net                                8,712,080        8,269,399
Intangible assets, net                          12,281,268       11,108,477
                                             -------------    -------------
         Total assets                        $ 171,222,832      153,472,828
                                             =============    =============


                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                       88,700,000       67,900,000
     Subordinated notes payable                  8,000,000       10,000,000
     Other note payable                            482,000          482,000
     Income taxes payable                          657,040        2,059,441
     Accounts payable and accrued expenses       3,382,602        4,839,001
                                             -------------    -------------
         Total liabilities                     101,221,642       85,280,442
                                             -------------    -------------

Shareholders' equity:
     Common stock, no par value                          -                -
     Additional paid-in capital                          -          267,958
     Retained earnings                          70,001,190       67,924,428
                                             -------------    -------------
         Total shareholders' equity             70,001,190       68,192,386
                                             -------------    -------------
                                             $ 171,222,832      153,472,828
                                             =============    =============

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three months ended
                                                                   June 30,
                                                         -------------------------
                                                             2000          1999
                                                             ----          ----
Revenues:
   Interest and fee income                               $22,851,229    20,552,669
   Insurance and other income                              4,091,403     3,774,399
                                                         -----------   -----------
     Total revenues                                       26,942,632    24,327,068
                                                         -----------   -----------

Expenses:
   Provision for loan losses                               3,912,303     3,038,820
   General and administrative expenses:
     Personnel                                            10,868,721    10,021,087
     Occupancy and equipment                               1,789,458     1,621,281
     Data processing                                         324,953       363,692
     Advertising                                             621,573       917,290
     Amortization of intangible assets                       423,660       348,655
     Other                                                 2,372,687     2,028,673
                                                         -----------   -----------
                                                          16,401,052    15,300,678

   Interest expense                                        1,760,066     1,356,341
                                                         -----------   -----------
     Total expenses                                       22,073,421    19,695,839
                                                         -----------   -----------

Income before income taxes                                 4,869,211     4,631,229

Income taxes                                               1,680,000     1,575,000
                                                         -----------   -----------

Net income                                               $ 3,189,211     3,056,229
                                                         ===========   ===========

Net income per common share:
   Basic                                                 $       .17           .16
                                                         ===========   ===========
   Diluted                                               $       .17           .16
                                                         ===========   ===========

Weighted average common equivalent shares outstanding:
   Basic                                                  18,775,375    19,016,573
                                                         ===========   ===========
   Diluted                                                18,905,743    19,174,710
                                                         ===========   ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            Additional
                                                             Paid-in        Retained
                                                             Capital        Earnings        Total
                                                           -----------    -----------    -----------
Balances at March 31, 1999                                 $   935,921     53,755,909     54,691,830

Proceeds from exercise of stock options (15,000 shares),
     including tax benefit of $11,932                           55,682              -         55,682
Common stock repurchases (144,000 shares)                     (723,645)             -       (723,645)
Net income                                                           -     14,168,519     14,168,519
                                                           -----------    -----------    -----------

Balances at March 31, 2000                                 $   267,958     67,924,428     68,192,386

Proceeds from exercise of stock options (15,000 shares),
     including tax benefit of $9,756                            53,506              -         53,506
Common stock repurchases (275,000 shares)                     (321,464)    (1,112,449)    (1,433,913)
Net income                                                           -      3,189,211      3,189,211
                                                           -----------    -----------    -----------

Balances at June 30, 2000                                  $         -     70,001,190     70,001,190
                                                           ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three months ended
                                                                   June 30,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
Cash flows from operating activities:
  Net income                                             $  3,189,211       3,056,229
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for loan losses                               3,912,303       3,038,820
    Amortization of intangible assets                         423,660         348,655
    Amortization of loan costs and discounts                   13,276          29,523
    Depreciation                                              390,702         339,698
    Change in accounts:
       Other assets, net                                     (455,957)         16,514
       Accounts payable and accrued expenses               (1,456,399)     (1,230,033)
       Income taxes payable                                (1,392,645)        995,044
                                                         ------------    ------------

          Net cash provided by operating activities         4,624,151       6,594,450
                                                         ------------    ------------
Cash flows from investing activities:
  Increase in loans, net                                   (9,884,537)     (8,539,327)
  Net assets acquired from office acquisitions,
     primarily loans                                       (9,175,884)     (1,108,770)
  Purchases of premises and equipment                        (444,452)       (368,656)
  Purchases of intangible assets                           (1,596,451)       (553,500)
                                                         ------------    ------------

          Net cash used by investing activities           (21,101,324)    (10,570,253)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from senior notes payable, net                  20,800,000       3,850,000
  Repayment of senior subordinated notes                   (2,000,000)              -
  Repurchase of common stock                               (1,433,913)              -
  Proceeds from exercise of stock options                      43,750               -
                                                         ------------    ------------

          Net cash provided by financing activities        17,409,837       3,850,000
                                                         ------------    ------------

Increase (decrease) in cash                                   932,664        (125,803)

Cash, beginning of period                                   1,690,676       1,236,207
                                                         ------------    ------------

Cash, end of period                                      $  2,623,340       1,110,404
                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest expense                         $  1,624,079       1,396,729
  Cash paid for income taxes                                3,092,157         579,956
Supplemental schedule of noncash financing activities:
  Tax benefits from exercise of stock options                   9,756               -

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at June 30, 2000, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2000, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     Certain reclassification entries have been made for fiscal 2000 to conform with fiscal 2001 presentation. These reclassifications had no impact on shareholders' equity or net income.

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

     These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 2000, included in the Company's 2000 Annual Report to Shareholders.

NOTE 2 - COMPREHENSIVE INCOME

     The Company applies the provision of Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                       Three months ended June 30,
                                          2000            1999
                                      ------------    ------------
     Balance at beginning of period   $ 10,008,257       8,769,367
     Provision for loan losses           3,912,303       3,038,820
     Loan losses                        (3,914,850)     (3,086,443)
     Recoveries                            349,402         332,799
     Allowance on acquired loans,
       net of specific charge-offs         915,623         (15,621)
                                      ------------    ------------
     Balance at end of period         $ 11,270,735       9,038,922
                                      ============    ============

 NOTE 4 - LITIGATION

     The Company was named as a defendant in an action, Turner v. World Acceptance Corp., filed in the district court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921) on May 20, 1997. That action (the "Tulsa Case") named the Company and numerous other consumer finance companies as defendants, and sought certification as a statewide class action. The Tulsa Case alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Tulsa Case also challenged the constitutionality of the provisions of the Oklahoma Consumer Credit Code ("OCCC") under which the Company operates. The Company filed an answer in the action denying the allegations. On March 16, 1999, the District Court granted summary judgment in favor of the Company and the other consumer finance companies and dismissed the Tulsa Case. The plaintiffs in the Tulsa Case appealed that order, and their appeal remains pending before the Oklahoma Court of Appeals.

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

     Although the Company and the other consumer finance companies were successful at the trial court level in the Administrator's Case, in May 1999, the Oklahoma Supreme Court upheld the Attorney General's interpretation. The Oklahoma Supreme Court's decision expressly limited the application of the Attorney General's interpretation of the OCCC to the period between March 3, 1997, and August 29, 1997, and it expressly refrained from reaching the issue of whether refunds of charges assessed during that period were required.

     The Attorney General subsequently directed the Department to proceed with administratively ordering refunds. The Company and several of the other consumer finance companies contend that for numerous reasons, the Department lacks both the authority and the legal basis to order refunds. The Company and the other consumer finance companies attempted to open discussions with the Department and the Attorney General with the goal of resolving both the issues concerning an attempted administrative order of refunds and the issues that remain pending in the Tulsa Case.

         On August 9, 2000, the Oklahoma Administrator presented to the Commission his proposed order for effecting refunds of alleged overcharges on renewal loans made during the period from March 3, 1997 through August 28, 1997. After requiring certain modifications the Commission approved the Administrator's proposal and directed him to proceed to issue an administrative order (the "Administrative Order").

     Although the Company has not made a final decision on whether to voluntarily comply with or to oppose the Administrative Order and has not yet determined the actual cost of voluntarily complying with the Administrative Order, the Company preliminarily estimates that the cost of voluntary compliance, depending on the exact language of the Administrative Order as ultimately issued and upon other factors that go into the calculation of the amount to be refunded and the method of accomplishing the refunds, could range between an insignificant amount and $800,000.

     Whether the Company voluntarily complies with or opposes the Administrative Order, the pending Tulsa Case remains unresolved. The Company is continuing to explore settlement possibilities in the Tulsa Case; however, the results of those negotiations cannot be predicted at this time.

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                              Three months
                                                             ended June 30,
                                                           -----------------
                                                           2000         1999
                                                           ----         ----
                                                          (Dollars in thousands)

         Average gross loans receivable (1)            $  175,922     151,654
         Average loans receivable (2)                     135,561     117,492

         Expenses as a % of total revenue:
           Provision for loan losses                        14.5%       12.5%
           General and administrative                       60.9%       62.9%
           Total interest expense                            6.5%        5.6%

         Operating margin (3)                               24.6%       24.6%

         Return on average assets (annualized)               7.9%        8.9%

         Offices opened or acquired, net                        7           8
         Total offices (at period end)                        417         387


--------------

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


Comparison of Three Months Ended June 30, 2000, Versus
Three Months Ended June 30, 1999

     Net income rose to $3.2 million for the three months ended June 30, 2000, a 4.4% increase over the $3.1 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $642,000, or 10.7%, and was partially offset by increases in interest expense and income taxes.

     Interest and fee income for the quarter ended June 30, 2000, increased by $2.3 million, or 11.2%, over the same period of the prior year. This increase resulted from an $18.1 million increase, or 15.4%, in average loans receivable over the two corresponding periods, offset partially by a reduction in yields on the loan portfolio. This yield reduction was due to the expansion of the larger loans program in several states. The larger loans have stricter credit underwriting guidelines, greater collateral, and fewer expected losses; however, they generally carry lower interest rates than the traditional small loan.

     Insurance commissions and other income increased by $317,000 million, or 8.4%, over the two quarters primarily as a result of the increase in insurance commissions. This increase resulted from the growth in loans in

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


Comparison of Three Months Ended June 30, 2000, Versus
Three Months Ended June 30, 1999, continued

those states where insurance products may be sold, primarily South Carolina, Georgia, and Tennessee. The expansion of the larger loan portfolio in these three states has also led to increased insurance commissions as well as the acquisitions in Kentucky, which also allows the sale of credit related insurance products.

     Total revenues rose to $26.9 million during the quarter ended June 30, 2000, a 10.8% increase over the $24.3 million for the corresponding quarter of the previous year. Revenues from the 379 offices open throughout both quarters increased by approximately 4.0%, primarily due to increased balances of loans receivable in those offices. At June 30, 2000, the Company had 417 offices in operation, an increase of 7 offices from March 31, 2000.

     The provision for loan losses during the quarter ended June 30, 2000, increased by $873,000, or 28.7%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $3,565,000, a 29.5% increase over the $2,754,000 charged off during the same quarter of fiscal 2000. As a percentage of average loans receivable, net charge-offs increased from 9.4% on an annualized basis from three months ended June 30, 1999, to 10.5% annualized for the most recent quarter.

     General and administrative expenses for the quarter ended June 30, 2000, increased by $1.1 million, or 7.2%, over the same quarter of fiscal 2000. This increase resulted from the additional general and administrative expenses associated with the 30 net new offices opened or acquired between June 30, 1999 and 2000. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.7% when comparing the two periods; and, as a percentage of total revenue, decreased from 62.9% during the prior year quarter to 60.9% during the most recent quarter.

     Interest expense increased by $404,000, or 29.8%, primarily as a result of the additional debt incurred to fund the increase in loans receivable during the prior year, to fund recent acquisitions, and to repurchase common stock, combined with an increase in interest rates over the two periods.

     The Company's effective income tax rate increased slightly from 34.0% when comparing the two quarters due to reduced tax benefits from the captive insurance subsidiary.


Liquidity and Capital Resources

     The Company's primary sources of funds are cash flow from operations and borrowings under its revolving credit agreement. The Company's primary ongoing cash requirements are funding the opening and operation of new offices, funding overall growth of loans outstanding (including acquisitions), the repayment of existing debt and the repurchase of its common stock.

     The Company has an $85.0 million revolving credit agreement, (temporarily increased to $100.0 million), and $8.0 million of subordinated notes.

     The revolving credit facility expires on September 30, 2002, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.60%. At June 30, 2000, the average interest rate under the facility was 8.42%, and the Company's outstanding balance was $88.7 million, leaving $11.3 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). The Company has received a temporary increase in availability under the revolving credit facility of $15.0 million for the period beginning June 28, 2000 through March 31, 2001.

     The subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million are due each June 1, with a final maturity date of June 1, 2004.

     Borrowings under the revolving credit agreement and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

                          WORLD ACCEPTANCE CORPORATION
                 MANAGEMENTS' DISCUSSION AND ANALYSIS, CONTINUED


     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the continuing growth of the Company's loan portfolio, to fund the principal payments due under the subordinated notes, to repurchase its common stock on a limited basis, and to fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.

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

Forward-Looking Information

     This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. Specifically, management's statements of expectations with respect to the matters described below in "Legal Proceedings," may be deemed forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); the precise language and application of the Administrative Order in Oklahoma; the unpredictable nature of litigation; and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

Legal Proceedings: The Company is a party to certain legal proceedings. See Part II, Item I.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company's outstanding debt under the Revolving Credit Facility was $88.7 million at June 30, 2000. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.60%. Based on the outstanding balance at June 30, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $887,000 on an annual basis.


                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company was named as a defendant in an action, Turner v. World Acceptance Corp., filed in the district court for the Fourteenth Judicial District, Tulsa County, Oklahoma (No. CJ-97-1921) on May 20, 1997. That action (the "Tulsa Case") named the Company and numerous other consumer finance companies as defendants, and sought certification as a statewide class action. The Tulsa Case alleges that the Company and other consumer finance defendants collected excess finance charges in connection with refinancing certain consumer finance loans in Oklahoma and seeks money damages and an injunction against further collection of such charges. The Tulsa Case also challenged the constitutionality of the provisions of the Oklahoma Consumer Credit Code ("OCCC") under which the Company operates. The Company filed an answer in the action denying the allegations. On March 16, 1999, the District Court granted summary judgment in favor of the Company and the other consumer finance companies and dismissed the Tulsa Case. The plaintiffs in the Tulsa Case appealed that order, and their appeal remains pending before the Oklahoma Court of Appeals.

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

           Although the Company and the other consumer finance companies were successful at the trial court level in the Administrator's Case, in May 1999, the Oklahoma Supreme Court upheld the Attorney General's interpretation. The Oklahoma Supreme Court's decision expressly limited the application of the Attorney General's interpretation of the OCCC to the period between March 3, 1997, and August 29, 1997, and it expressly refrained from reaching the issue of whether refunds of charges assessed during that period were required.

           The Attorney General subsequently directed the Department to proceed with administratively ordering refunds. The Company and several of the other consumer finance companies contend that for numerous reasons, the Department lacks both the authority and the legal basis to order refunds. The Company and the other consumer finance companies attempted to open discussions with the Department and the Attorney General with the goal of resolving both the issues concerning an attempted administrative order of refunds and the issues that remain pending in the Tulsa Case.

           On August 9, 2000, the Oklahoma Administrator presented to the Commission his proposed order for effecting refunds of alleged overcharges on renewal loans made during the period from March 3, 1997 through August 28, 1997. After requiring certain modifications the Commission approved the Administrator's proposal and directed him to proceed to issue an administrative order (the "Administrative Order")

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

           Although the Company has not made a final decision on whether to voluntarily comply with or to oppose the Administrative Order and has not yet determined the actual cost of voluntarily complying with the Administrative Order, the Company preliminarily estimates that the cost of voluntary compliance, depending on the exact language of the Administrative Order as ultimately issued and upon other factors that go into the calculation of the amount to be refunded and the method of accomplishing the refunds, could range between an insignificant amount and $800,000.

           Whether the Company voluntarily complies with or opposes the Administrative Order, the pending Tulsa Case remains unresolved. The Company is continuing to explore settlement possibilities in the Tulsa Case; however, the results of those negotiations cannot be predicted at this time.

           Because of the 1997 amendments to the OCCC, the Company expects that even if both the Tulsa Case and the Department's attempts at administratively ordering refunds are decided adversely to the Company, those results would not materially affect the Company's refinancing practices in Oklahoma going forward.

           From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such other pending legal proceedings (other than the previously reported legal proceedings, to the extent discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 2000) that would have a material adverse effect on its financial condition.



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

 4.6          Amended and Restated Security Agreement, Pledge and Indenture       4.8             9-30-97 10-Q
              of Trust, dated as of June 30, 1997, between the Company and
              Harris Trust and Savings Bank, as Security Trustee

10.1          Employment Agreement of Charles D. Walters, effective April 1,      10.1            1994 10-K
              1994

10.2          Employment Agreement of A. Alexander McLean, III, effective         10.2            1994 10-K
              April 1, 1994

10.3          Employment Agreement of Douglas R. Jones, effective                 10.3            12-31-99 10-Q
              August 16, 1999

10.4          Settlement Agreement dated as of April 1, 1999, between the         10.3            1999 10-K
              Company and R. Harold Owens

10.5          Securityholders' Agreement, dated as of September 19, 1991,         10.5            33-42879
              between the Company and certain of its securityholders

10.6          World Acceptance Corporation Supplemental                           10.7            2000 10-K
              Income Plan

10.7          Board of Directors Deferred Compensation Plan                       10.6            2000 10-K

10.8          1992 Stock Option Plan of the Company                                 4             33-52166

10.9          1994 Stock Option Plan of the Company, as amended                   10.6            1995 10-K

10.10         The Company's Executive Incentive Plan                              10.6            1994 10-K

10.11         World Acceptance Corporation Retirement Savings Plan                4.1             333-14399

27            Financial Data Schedules (for SEC purposes only)


# Omitted from filing - substantially identical to immediately preceding exhibits, except for the parties thereto and the principal amount involved.

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLD ACCEPTANCE CORPORATION



Dated:  August 14, 2000
                                      ------------------------------------------
                                      C. D. Walters, Chairman, and
                                      Chief Executive Officer



Dated:  August 14, 2000
                                      ------------------------------------------
                                      A. A. McLean III, Executive Vice President and Chief Financial Officer

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLD ACCEPTANCE CORPORATION




Dated:  August 14, 2000                   /s/ C. D. Walters
                                      -----------------------------------------
                                      C. D. Walters, Chairman, and
                                      Chief Executive Officer




Dated:  August 14, 2000                   /s/ A. A. McLean III
                                      -----------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer