Form 10-Q
period 2000-09-30
WORLD ACCEPTANCE CORP
filed 2000-11-08
CIK 108385

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number: 0-19599
                                                --------


                          WORLD ACCEPTANCE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter.)



            South Carolina                             57-0425114
-------------------------------------      -------------------------------------
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

                              X      Yes              No
                          -----------      -----------


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 10, 2000.

      Common Stock, no par value                        18,627,573
 -----------------------------------          ---------------------------------
                (Class)                                (Outstanding)

                         This Filing contains 15 pages.
                        The Exhibit Index is on page 13.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                                                 Page

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30,
              2000, and March 31, 2000                                                              3

              Consolidated Statements of Operations for the
              three-month periods and six-month periods ended
              September 30, 2000, and September 30, 1999                                            4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 2000, and the six-month
              period ended September 30, 2000                                                       5

              Consolidated Statements of Cash Flows for the
              three-month periods and six-month periods ended
              September 30, 2000, and September 30, 1999                                            6

              Notes to Consolidated Financial Statements                                            7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and six-month periods ended September 30, 2000,
              and September 30, 1999                                                                8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                            11


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings                                                                     12

Item 2.       Changes in Securities                                                                 12

Item 4.       Submission of Matters to a Vote of Securityholders                                    12

Item 6.       Exhibits and Reports on Form 8-K                                                      13


Signatures                                                                                          15

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              September 30,             March 31,
                                                                                  2000                    2000
                                                                             -------------           --------------
                                   ASSETS

Cash                                                                       $     4,433,035                1,690,676
Gross loans receivable                                                         208,650,792              173,609,123
Less:
     Unearned interest and fees                                                (47,707,627)             (37,949,381)
     Allowance for loan losses                                                 (12,589,573)             (10,008,257)
                                                                              --------------          --------------
         Loans receivable, net                                                 148,353,592              125,651,485
Property and equipment, net                                                      6,884,850                6,752,791
Other assets, net                                                                9,050,588                8,269,399
Intangible assets, net                                                          13,925,933               11,108,477
                                                                              ------------            -------------
                                                                           $   182,647,998              153,472,828
                                                                              ============            =============



                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                      102,950,000               77,900,000
     Other note payable                                                            482,000                  482,000
     Income taxes payable                                                        1,739,866                2,059,441
     Accounts payable and accrued expenses                                       4,212,870                4,839,001
                                                                              ------------            -------------
         Total liabilities                                                     109,384,736               85,280,442
                                                                              ------------            -------------

Shareholders' equity:
     Common stock, no par value                                                       -                       -
     Additional paid-in capital                                                       -                     267,958
     Retained earnings                                                          73,263,262               67,924,428
                                                                              ------------            -------------
         Total shareholders' equity                                             73,263,262              68,192,386
                                                                              ------------            -------------
                                                                           $   182,647,998              153,472,828
                                                                              ============            =============


          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended                  Six months ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2000               1999            2000               1999
                                                     ----               ----            ----               ----

Revenues:
   Interest and fee income                     $    24,926,473        21,474,500       47,777,702        42,027,169
   Insurance and other income                        3,683,999         4,038,264        7,775,402         7,812,663
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 28,610,472        25,512,764       55,553,104        49,839,832
                                                  ------------     -------------     ------------     -------------

Expenses:
   Provision for loan losses                         5,155,110         4,572,978        9,067,413         7,611,798
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                      10,401,230         9,485,230       21,269,951        19,506,317
     Occupancy and equipment                         1,902,071         1,787,634        3,691,529         3,408,915
     Data processing                                   379,056           366,335          704,009           730,027
     Advertising                                       845,002           648,541        1,466,575         1,565,831
     Amortization of intangible assets                 422,232           365,948          845,892           714,603
     Other                                           2,377,266         2,069,879        4,749,953         4,098,552
                                                  ------------     -------------     ------------     -------------
                                                    16,326,857        14,723,567       32,727,909        30,024,245
                                                  ------------     -------------     ------------     -------------

   Interest expense                                  2,153,433         1,462,388        3,913,499         2,818,729
                                                  ------------     -------------     ------------     -------------
        Total expenses                              23,635,400        20,758,933       45,708,821        40,454,772
                                                  ------------     -------------     ------------     -------------

Income before income taxes                           4,975,072         4,753,831        9,844,283         9,385,060

Income taxes                                         1,713,000         1,625,000        3,393,000         3,200,000
                                                  ------------     -------------     ------------     -------------

Net income                                     $     3,262,072         3,128,831        6,451,283         6,185,060
                                                  ============     =============     ============     =============

Net income per common share:
     Basic                                     $           .18              0.16              .34               .33
                                                  ============     =============     ============     =============
     Diluted                                   $           .17              0.16              .34               .32
                                                  ============     =============     ============     =============

Weighted average common shares outstanding:
     Basic                                          18,627,573        19,016,573       18,701,474        19,016,573
                                                  ============     =============     ============     =============
     Diluted                                        18,758,398        19,218,789       18,832,071        19,196,750
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                   Additional
                                                                     Paid-in         Retained
                                                                     Capital         Earnings        Total
                                                                   -----------       ---------    -----------
Balances at March 31, 1999                                        $    935,921      53,755,909     54,691,830
Proceeds from exercise of stock options (15,000 shares),
     including tax benefit of $11,932                                   55,682            -            55,682
Common stock repurchases (144,000 shares)                             (723,645)           -          (723,645)
Net income                                                                -         14,168,519     14,168,519
                                                                   -----------    ------------    -----------

Balances at March 31, 2000                                             267,958      67,924,428     68,192,386
Proceeds from exercise of stock options (15,000 shares),
     including tax benefit of $9,756                                    53,506          -              53,506
Common stock repurchases (275,000 shares)                             (321,464)     (1,112,449)    (1,433,913)
Net income                                                                -          6,451,283      6,451,283
                                                                   -----------    ------------    -----------

Balances at September 30, 2000                                    $       -         73,263,262     73,263,262
                                                                   ===========      ==========     ==========







          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three months ended             Six months ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2000             1999          2000            1999
                                                             ----             ----          ----            ----
Cash flows from operating activities:
    Net income                                           $  3,262,072      3,128,831      6,451,283       6,185,060
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            5,155,110      4,572,978      9,067,413       7,611,798
       Amortization of intangible assets                      422,232        365,948        845,892         714,603
       Amortization of loan costs and discounts                13,962         20,319         27,238          49,842
       Depreciation                                           391,281        365,912        781,983         705,610
       Change in accounts:
          Other assets, net                                  (352,470)      (678,034)      (808,427)       (661,520)
          Income taxes payable                              1,082,826     (2,072,720)      (309,819)     (1,077,676)
          Accounts payable and accrued expenses               830,268        315,294       (626,131)       (914,739)
                                                          -----------    -----------    ------------    ------------

              Net cash provided by operating activities    10,805,281      6,018,528     15,429,432      12,612,978
                                                          -----------    -----------    -----------     -----------

Cash flows from investing activities:
    Increase in loans, net                                 (6,509,757)    (5,834,317)   (16,394,294)    (14,373,644)
    Net assets acquired from office acquisitions,
       primarily loans                                     (6,214,342)    (1,441,267)   (15,390,226)     (2,550,037)
    Purchase of intangible assets                          (2,066,897)      (567,300)    (3,663,348)     (1,120,800)
    Purchases of premises and equipment                      (454,590)      (797,785)      (899,042)     (1,166,441)
                                                          -----------    -----------    -----------     -----------


              Net cash used by investing activities       (15,245,586)    (8,640,669)   (36,346,910)    (19,210,922)
                                                          -----------    -----------   ------------      ----------

Cash flows from financing activities:
    Proceeds of senior notes payable, net                   6,250,000      3,050,000     27,050,000       6,900,000
    Repayment of senior subordinated notes                      -              -         (2,000,000)         -
    Proceeds from exercise of stock options                     -              -             43,750          -
    Common stock repurchase                                     -              -         (1,433,913)         -
                                                          -----------    -----------    -----------     -----------


              Net cash provided by financing activities     6,250,000      3,050,000     23,659,837       6,900,000
                                                          -----------    -----------    -----------     -----------

Increase in cash                                            1,809,695        427,859      2,742,359         302,056

Cash, beginning of period                                   2,623,340      1,110,404      1,690,676       1,236,307
                                                          -----------    -----------    -----------     -----------

Cash, end of period                                      $  4,433,035      1,538,263      4,433,035       1,538,363
                                                          ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                       $  1,880,130      1,451,902      3,504,209       2,848,631
    Cash paid for income taxes                                610,662      3,697,720      3,702,819       4,277,676
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                 -              -              9,756          -

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The consolidated financial statements of the Company at September 30, 2000, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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


NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                            Three months                      Six months
                                                         ended September 30,              ended September 30,
                                                     ---------------------------      --------------------------
                                                         2000           1999             2000            1999
                                                         ----           ----             ----            ----
         Balance at beginning of period           $   11,270,735       9,038,922       10,008,257      8,769,367
         Provision for loan losses                     5,155,110       4,572,978        9,067,413      7,611,798
         Loan losses                                  (5,132,195)     (4,385,535)      (9,047,045)    (7,471,978)
         Recoveries                                      361,181         310,630          710,583        643,429
         Allowance on acquired loans, net
           of specific charge-offs                       934,742          65,966        1,850,365         50,345
                                                     -----------      ----------       ----------     ----------
         Balance at end of period                 $   12,589,573       9,602,961       12,589,573      9,602,961
                                                     ===========       =========       ==========     ==========

NOTE 4 - LITIGATION
-------------------

     The Company was from early 1997 through September 2000 involved in litigation (Turner v. World Acceptance Corp., CJ-97-1921, and Clark v. IFI, CJ-97-1394) in Oklahoma that challenged the manner in which the Company assessed certain loan refinance charges prior to August 1997 (the Oklahoma law was amended in August 1997 to expressly validate the Company's procedures). On September 7, 2000, all of the issues in all of the Oklahoma litigation were fully and finally settled on terms favorable to the Company. The total cost to the Company of the settlement was immaterial.

                From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any such other pending legal proceedings that it believes would have a material adverse effect on its financial condition.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

Results of Operations
---------------------

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                                     Three months             Six months
                                                                  ended September 30,     ended September 30,
                                                                  -------------------     -------------------
                                                                  2000          1999      2000        1999
                                                                  ----          ----      ----        ----
                                                                            (Dollars in thousands)
         Average gross loans receivable (1)                     $ 203,551     161,431     192,545     157,367
         Average loans receivable (2)                             156,111     124,853     148,052     121,865

         Expenses as a % of total revenue:
              Provision for loan losses                              18.0%       17.9%       16.3%       15.3%
              General and administrative                             57.1%       57.7%       58.9%       60.2%
              Total interest expense                                  7.5%        5.7%        7.0%        5.7%

         Operating margin (3)                                        24.9%       24.4%       24.8%       24.5%

         Return on average assets (annualized)                        7.4%        8.8%        7.6%        8.9%

         Offices opened or acquired, net                                6          12          13          20
         Total offices (at period end)                                423         399         423         399

------------
(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2) Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3) Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues.

Comparison of Three Months Ended September 30, 2000, Versus
-----------------------------------------------------------
Three Months Ended September 30, 1999
-------------------------------------

     Net income rose to $3.3 million during the three months ended September 30, 2000, a 4.3% increase over the $3.1 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $912,000, or 14.7%, and was partially offset by increases in interest expense and income taxes. Excluding the results from ParaData, the Company's computer subsidiary, from both quarterly periods, the Company's core lending operations improved by 19.4% over the two corresponding periods, which is more representative of the growth in loans during these periods.

     Interest and fee income for the quarter ended September 30, 2000, increased by $3.5 million, or 16.1%, over the same period of the prior year. This increase resulted from a $31.3 million increase, or 25.0%, in average loans receivable over the two corresponding periods, offset partially by a reduction in yields on the loan portfolio. This yield reduction was due to the expansion of the larger loans program in several states. The larger loans have stricter credit underwriting guidelines, more collateral, and fewer expected losses; however, they generally carry lower interest rates than the traditional small loan. The large increase in average loans receivable over the two corresponding quarters was due primarily to several acquisitions during the first six months of the fiscal year. The Company has acquired approximately 12,000 accounts, or approximately $23.0 million in gross loans, in several separate transactions during the current fiscal year.

     Insurance commissions and other income decreased by $354,000 million, or 8.8%, over the two quarters primarily as a result of a decrease in revenue at the Company's ParaData computer subsidiary. Insurance commissions increased by $156,000, or 7.9%, when comparing the two quarterly periods. This increase, which was less than would generally be expected with the large increase in loan volume, was largely attributable to a change in the Tennessee statute governing loans less than $1,000. The change in the statute, which the Company believes will

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------


Comparison of Three Months Ended September 30, 2000, Versus
-----------------------------------------------------------
Three Months Ended September 30, 1999, continued
------------------------------------------------

ultimately be revenue neutral, increased the interest and fees that can be charged on these loans, but eliminated the sale of all insurance products in conjunction with these loans. Other income decreased by $510,000, or 24.7%, over the two quarterly periods as a result of the decrease in net revenue from ParaData. This subsidiary attracted several new customers during the prior fiscal year, which resulted in an excellent prior year second quarter that was not expected to be duplicated during the current second quarter. Additionally, the Company expects to experience a similar revenue shortfall from this subsidiary during the upcoming third fiscal quarter.

     Total revenues rose to $28.6 million during the quarter ended September 30, 2000, a 12.1% increase over the $25.5 million for the corresponding quarter of the previous year. Revenues from the 373 offices open throughout both quarters increased by approximately 8.1%, primarily due to increased balances of loans receivable in those offices. At September 30, 2000, the Company had 423 offices in operation, an increase of 13 offices from March 31, 2000.

     The provision for loan losses during the quarter ended September 30, 2000, increased by $582,000, or 12.7%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $4,771,000, a 17.1% increase over the $4,075,000 charged off during the same quarter of fiscal 2000. As a percentage of average loans receivable, net charge-offs decreased from 13.1% on an annualized basis from three months ended September 30, 1999, to 12.2% annualized for the most recent quarter.

     General and administrative expenses for the quarter ended September 30, 2000, increased by $1.6 million, or 10.9% over the same quarter of fiscal 2000. This increase resulted from the additional general and administrative expenses associated with the 24 net new offices opened or acquired between September 30, 1999 and 2000. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 4.0% when comparing the two periods; and, as a percentage of total revenue, decreased from 57.7% during the prior year quarter to 57.1% during the most recent quarter.

     Interest expense increased by $691,000, or 47.3%, primarily as a result of the additional debt incurred to fund the increase in loans receivable during the prior year, to fund recent acquisitions, and to repurchase common stock in prior quarters, combined with an increase in interest rates over the two periods.

     The Company's effective income tax rate increased slightly from 34.2% to 34.4% when comparing the two quarters due to reduced tax benefits from the captive insurance subsidiary.


Comparison of Six Months Ended September 30, 2000,
--------------------------------------------------
Versus Six Months Ended September 30, 1999
------------------------------------------

     For the six-month period ended September 30, 2000, net income amounted to $6.5 million. This represents a $266,000, or 4.3%, increase when comparing the two six-month periods. Operating income increased by $1.6 million, or 12.7%, over the two periods. This increase was partially offset by an increase in both interest expense and income taxes.

     Total revenues amounted to $55.6 million during the current six-month period, an increase of $5.7 million, or 11.5%, over the prior-year period. This increase resulted from an increase in interest and fee income of 13.7% offset slightly by a decrease in insurance and other income of .5%. Insurance income rose by $459,000 or 11.8%, when comparing the two six-month periods due to the growth in the loan portfolio. This increase was more than offset by a $496,000 decrease in other income due to reduced gross profit from ParaData. Revenues from the 373 offices open throughout both six-month periods increased approximately 7.5%.

     The provision for loan losses increased by $1.5 million, or 19.1%, during the current six-month period when compared to the same period of fiscal 2000. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $8.3 million during the six-months ended September 30, 2000, a $1.5 million, or 22.1%, increase over the $6.8 million charged-off during the September 30, 1999 period. As a percentage of average

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------


Comparison of Six Months Ended September 30, 2000,
--------------------------------------------------
Versus Six Months Ended September 30, 1999, continued
-----------------------------------------------------

loans receivable, annualized net charge-offs rose to 11.3% during the current period from 11.2 % during the same period of fiscal 2000. The Company is pleased that the charge-off ratios began to level off during the current quarter; however, there can be no assurances that this trend will continue.

     General and administrative expenses increased by $2.7 million, or 9.0%, over the two six-month periods. This increase resulted from the 24 net new offices added during the 12 month period ending September 30, 2000. The Company benefited from a reduction in the general and administrative expense ratios, as these expenses as a percentage of total revenues declined to 58.9% during the most recent six months from 60.2% during the prior year period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 1.7% when comparing the two six-month periods.

     Interest expense increased by $1.1 million when comparing the two six-month periods, an increase of 38.8%. This reflects the increase in overall debt from September 1999 to the end of the current quarter, combined with an increase in interest rates.

     The effective income tax rate increased slightly to 34.5% during the six months ended September 30, 2000, from 34.1% during the same period ended September 30, 1999 due to the reduced benefits from the Company's captive insurance subsidiary.

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

     The Company has a $105.0 million revolving credit agreement, (temporarily increased to $120.0 million), and $8.0 million of subordinated notes.

     The revolving credit facility expires on September 30, 2002, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.75%. At September 30, 2000, the weighted average interest rate under the facility was 8.42%, and the Company's outstanding balance was $95.0 million, leaving $25.0 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). The Company has received a temporary increase in availability under the revolving credit facility of $15.0 million for the period beginning June 28, 2000, through March 31, 2001.

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

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the continuing growth of the Company's loan portfolio, the principal payments due under the subordinated notes, the repurchase of the Company's common stock on a limited basis and the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.


Inflation
---------

     The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of three

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

        The Company's outstanding debt under the revolving credit facility was $94.95 million at September 30, 2000. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at September 30, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $.95 million on an annual basis.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           As previously reported in the Company's 10-Q for the quarter ended June 30, 2000, and in prior reports, the Company was from early 1997 through September 2000 involved in litigation (Turner v. World Acceptance Corp., CJ-97-1921, and Clark v. IFI, CJ-97-1394) in Oklahoma that challenged the manner in which the Company assessed certain loan refinance charges prior to August 1997 (the Oklahoma law was amended in August 1997 to expressly validate the Company's procedures). On September 7, 2000, all of the issues in all of the Oklahoma litigation were fully and finally settled on terms favorable to the Company. The total cost to the Company of the settlement was immaterial.

           From time to time the Company is involved in other routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such other pending legal proceedings that it believes would have a material adverse effect on its financial condition.


Item 2.    Changes in Securities
           ---------------------

           The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)  The 2000 Annual Meeting of Shareholders was held on August 2,
                2000.

           (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

           (c) At the 2000 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

                (1) The election of seven Directors to serve until the 2001 Annual Meeting of Shareholders:

                                                               VOTES IN FAVOR                VOTES WITHHELD*
                                                       -----------------------------  -----------------------------
                    Ken R. Bramlett, Jr.                         16,969,421                     79,394
                                                              ---------------               ---------------
                    James R. Gilreath                            16,969,721                     79,094
                                                              ---------------               ---------------
                    William S. Hummers III                       16,969,721                     79,094
                                                              ---------------               ---------------
                    A. Alexander McLean III                      16,969,421                     79,394
                                                              ---------------               ---------------
                    Charles D. Walters                           16,969,721                     79,094
                                                              ---------------               ---------------
                    Charles D. Way                               16,948,721                     100,094
                                                              ---------------               ---------------

                (2) The ratification of the selection of KPMG LLP as Independent
Auditors:

           VOTES IN FAVOR                  VOTES AGAINST                 ABSTENTIONS*
    ----------------------------  -----------------------------  -----------------------------
             17,005,479                      42,036                         1,300
         -----------------              ---------------                ---------------

*There were no broker non-votes on these routine items.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                      PART II. OTHER INFORMATION, CONTINUED


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits:

                                                                                Previous         Company
Exhibit                                                                         Exhibit          Registration
Number        Description                                                       Number           No. or Report
-------------------------------------------------------------------------------------------------------------------
 3.1          Second Amended and Restated Articles of Incorporation of the        3.1             1992 10-K
              Company

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

           (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WORLD ACCEPTANCE CORPORATION



Dated:  November 6, 2000                  /s/ C. D. Walters
                                      ------------------------------------------
                                      C. D. Walters, Chief Executive Officer


Dated:  November 6, 2000                  /s/ A. A. McLean III
                                      ------------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer