Form 10-Q
period 2000-12-31
WORLD ACCEPTANCE CORP
filed 2001-02-13
CIK 108385

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT of 1934

For the transition period from ______________ to ______________

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

                           X  Yes               No
                         -----             -----


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 14, 2001.

             Common Stock, no par value             18,652,973
             --------------------------         -------------------
                     (Class)                       (Outstanding)

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of December 31,
         2000, and March 31, 2000                                           3

         Consolidated Statements of Operations for the
         three-month periods and nine-month periods ended
         December 31, 2000, and December 31, 1999                           4

         Consolidated Statements of Shareholders' Equity
         for the year ended March 31, 2000, and the nine-month
         period ended December 31, 2000                                     5

         Consolidated Statements of Cash Flows for the three-month
         periods and nine-month periods ended December 31, 2000, and
         December 31, 1999                                                  6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the three-month
         periods and nine-month periods ended December 31, 2000,
         and December 31, 1999                                              8

Item 3.  Quantitative and Qualitative Disclosures about market risk         11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  15

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                           December 31,        March 31,
                                               2000              2000
                                           ------------       -----------
                ASSETS                     (Unaudited)

Cash                                       $  1,720,060         1,690,676
Gross loans receivable                      235,531,800       173,609,123
Less:
 Unearned interest and fees                 (56,185,987)      (37,949,381)
 Allowance for loan losses                  (13,027,281)      (10,008,257)
                                           ------------       -----------
  Loans receivable, net                     166,318,532       125,651,485
Property and equipment, net                   6,752,501         6,752,791
Other assets, net                             8,922,253         8,269,399
Intangible assets, net                       13,686,938        11,108,477
                                           ------------       -----------
                                           $197,400,284       153,472,828
                                           ============       ===========


     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
 Senior notes payable                       115,400,000        77,900,000
 Other note payable                             482,000           482,000
 Income taxes payable                         1,547,159         2,059,441
 Accounts payable and accrued expenses        4,732,821         4,839,001
                                           ------------       -----------
  Total liabilities                         122,161,980        85,280,442
                                           ------------       -----------

Shareholders' equity:
 Common stock, no par value                           -                 -
 Additional paid-in capital                           -           267,958
 Retained earnings                           75,238,304        67,924,428
                                           ------------       -----------
  Total shareholders' equity                 75,238,304        68,192,386
                                           ------------       -----------
                                           $197,400,284       153,472,828
                                           ============       ===========



         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three months ended              Nine months ended
                                                        December 31,                   December 31,
                                                   -----------------------         ----------------------
                                                     2000         1999               2000        1999
                                                     ----         ----               ----        ----
Revenues:
 Interest and fee income                           $26,265,723  22,701,793         74,043,425  64,728,962
 Insurance and other income                          3,614,595   4,228,754         11,389,997  12,041,417
                                                   -----------  ----------         ----------  ----------
    Total revenues                                  29,880,318  26,930,547         85,433,422  76,770,379
                                                   -----------  ----------         ----------  ----------

Expenses:
 Provision for loan losses                           7,038,705   5,540,330         16,106,118  13,152,128
                                                   -----------  ----------         ----------  ----------
 General and administrative expenses:
  Personnel                                         10,566,842   9,605,213         31,836,793  29,111,530
  Occupancy and equipment                            1,931,412   1,745,307          5,622,941   5,154,222
  Data processing                                      393,668     387,004          1,097,677   1,117,031
  Advertising                                        1,848,957   1,660,173          3,315,532   3,226,004
  Amortization of intangible assets                    476,682     378,153          1,322,574   1,092,756
  Other                                              2,338,167   2,109,706          7,088,120   6,208,258
                                                   -----------  ----------         ----------  ----------
                                                    17,555,728  15,885,556         50,283,637  45,909,801
                                                   -----------  ----------         ----------  ----------

 Interest expense                                    2,303,843   1,582,876          6,217,342   4,401,605
                                                   -----------  ----------         ----------  ----------
    Total expenses                                  26,898,276  23,008,762         72,607,097  63,463,534
                                                   -----------  ----------         ----------  ----------

Income before income taxes                           2,982,042   3,921,785         12,826,325  13,306,845

Income taxes                                         1,007,000   1,336,000          4,400,000   4,536,000
                                                   -----------  ----------         ----------  ----------

Net income                                         $ 1,975,042   2,585,785          8,426,325   8,770,845
                                                   ===========  ==========         ==========  ==========

Net income per common share:
  Basic                                            $       .11         .14                .45         .46
                                                   ===========  ==========         ==========  ==========
  Diluted                                          $       .11         .14                .45         .46
                                                   ===========  ==========         ==========  ==========

Weighted average common shares
 outstanding:
  Basic                                             18,627,573  19,019,703         18,676,840  19,017,616
                                                   ===========  ==========         ==========  ==========
  Diluted                                           18,748,298  19,140,205         18,804,146  19,177,901
                                                   ===========  ==========         ==========  ==========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                               Additional
                                                                Paid-in     Retained
                                                                Capital     Earnings        Total
                                                               ----------  -----------   ----------

Balances at March 31, 1999                                     $  935,921   53,755,909   54,691,830

Proceeds from exercise of stock options (15,000 shares),
  including tax benefit of $11,932                                 55,682            -       55,682
Common stock repurchases (144,000 shares)                        (723,645)           -     (723,645)
Net income                                                              -   14,168,519   14,168,519
                                                               ----------   ----------   ----------

Balances at March 31, 2000                                     $   267,958  67,924,428   68,192,386


Proceeds from exercise of stock options (15,000 shares),
  including tax benefit of $9,756                                  53,506            -       53,506
Common stock repurchases (275,000 shares)                        (321,464)  (1,112,449)  (1,433,913)
Net income for the nine months                                          -    8,426,325    8,426,325
                                                               ----------   ----------   ----------

Balances at December 31, 2000                                  $        -   75,238,304   75,238,304
                                                               ==========   ==========   ==========



         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three months ended           Nine months ended
                                                                    December 31,                 December 31,
                                                             ---------------------------  --------------------------
                                                                 2000          1999          2000          1999
                                                                 ----          ----          ----          ----
Cash flows from operating activities:
 Net income                                                  $  1,975,042     2,585,785     8,426,325     8,770,845
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Provision for loan losses                                    7,038,705     5,540,330    16,106,118    13,152,128
   Amortization of intangible assets                              476,682       378,153     1,322,574     1,092,756
   Amortization of loan costs and discounts                        50,192        24,076        77,430        73,918
   Depreciation                                                   397,917       390,039     1,179,900     1,095,649
   Change in accounts:
     Other assets, net                                             78,143      (156,588)     (730,284)     (818,108)
     Income taxes payable                                        (192,707)     (562,970)     (502,526)   (1,640,646)
     Accounts payable and accrued expenses                        519,951       547,655      (106,180)     (367,084)
                                                             ------------   -----------   -----------   -----------

       Net cash provided by operating activities               10,343,925     8,746,480    25,773,357    21,359,458
                                                             ------------   -----------   -----------   -----------

Cash flows from investing activities:
 Increase in loans, net                                       (24,739,997)  (18,234,709)  (41,134,291)  (32,608,353)
 Net assets acquired from office acquisitions,
   primarily loans                                               (263,648)     (706,473)  (15,653,874)   (3,256,510)
 Purchases of premises and equipment                             (265,568)     (357,464)   (1,164,610)   (1,523,905)
 Purchases of intangible assets                                  (237,687)     (185,000)   (3,901,035)   (1,305,800)
                                                             ------------   -----------   -----------   -----------

       Net cash used by investing activities                  (25,506,900)  (19,483,646)  (61,853,810)  (38,694,568)
                                                             ------------   -----------   -----------   -----------

Cash flows from financing activities:
 Proceeds of senior notes payable, net                         12,450,000    16,200,000    39,500,000    23,100,000
 Repayment of term notes                                                -    (4,000,000)   (2,000,000)   (4,000,000)
 Proceeds from exercise of stock options                                -        26,250        43,750        26,250
 Common stock repurchases                                               -             -    (1,433,913)            -
                                                             ------------   -----------   -----------   -----------

       Net cash provided by financing activities               12,450,000    12,226,250    36,109,837    19,126,250
                                                             ------------   -----------   -----------   -----------

Increase (decrease) in cash                                    (2,712,975)    1,489,084        29,384     1,791,140

Cash, beginning of period                                       4,433,035     1,538,363     1,690,676     1,236,207
                                                             ------------   -----------   -----------   -----------

Cash, end of period                                          $  1,720,060     3,027,447     1,720,060     3,027,347
                                                             ============   ===========   ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest expense                              $  2,215,446     1,226,879     5,719,655     4,075,510
 Cash paid for income taxes                                     1,199,707     1,898,970     4,902,526     6,176,646
Supplemental schedule of noncash financing activities:
 Tax benefits from exercise of stock options                            -         6,495         9,756         6,495

          See accompanying notes to consolidated financial statements.

                 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1 - BASIS OF PRESENTATION
------------------------------

  The consolidated financial statements of the Company at December 31, 2000, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2000, and the results of operations and cash flows for the three and nine-month periods then ended, have been included. The results for the three and nine-month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

  The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                Three months               Nine months
                                             ended December 31,         ended December 31,
                                         ------------------------   --------------------------
                                              2000         1999          2000          1999
                                              ----         ----          ----          ----
     Balance at beginning of period      $12,589,573    9,602,961    10,008,257     8,769,367
     Provision for loan losses             7,038,705    5,540,330    16,106,118    13,152,128
     Loan losses                          (6,340,570)  (5,046,411)  (15,387,615)  (12,518,389)
     Recoveries                              355,270      332,346     1,065,853       975,775
     Allowance on acquired loans,
       net of specific charge-offs          (615,697)      36,495     1,234,668        86,840
                                         -----------   ----------   -----------   -----------
     Balance at end of period            $13,027,281   10,465,721    13,027,281    10,465,721
                                         ===========   ==========   ===========   ===========


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

                        PART I.  FINANCIAL INFORMATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Results of Operations
---------------------

   The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                             Three months          Nine months
                                          ended December 31,    ended December 31,
                                         --------------------  --------------------
                                            2000      1999       2000       1999
                                            ----      ----       ----       ----
                                                  (Dollars in thousands)
Average gross loans receivable /(1)/     $ 218,017   168,244    201,123    161,532
Average loans receivable /(2)/             165,945   130,663    154,054    124,930

Expenses as a % of total revenue:
 Provision for loan losses                    23.6%     20.6%      18.9%      17.1%
 General and administrative                   58.8%     59.0%      58.9%      59.8%
 Total interest expense                        7.7%      5.9%       7.3%       5.7%

Operating margin (3)                          17.7%     20.4%      22.3%      23.1%

Return on average assets (annualized)          4.2%      6.8%       6.4%       8.1%

Offices opened or acquired, net                  2         5         16         25
Total offices (at period end)                  426       404        426        404

/(1)/ Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
/(2)/ Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
/(3)/ Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues.

Comparison of Three Months Ended December 31, 2000, Versus
----------------------------------------------------------
Three Months Ended December 31, 1999
------------------------------------

  Net income amounted to $2.0 million for the three months ended December 31, 2000, a 23.6% decrease from the $2.6 million earned during the corresponding three-month period of the previous year. This decrease resulted from a decrease in operating income (revenues less provision for loan losses and general and administrative expenses) of $219,000, or 4.0%, combined with an increase in interest expense and offset by a decrease in income taxes.

  Interest and fee income for the quarter ended December 31, 2000, increased by $3.6 million, or 15.7%, over the same period of the prior year. This increase resulted primarily from the $35.3 million increase, or 27.0%, in average loans receivables over the two corresponding periods. The increase in interest and fees was less than the increase in average balances outstanding due to a reduction in the overall yield in the loan portfolio, which was due to lower interest rates charged on larger loans made in certain states. Insurance commissions and other income decreased by $614,000 million, or 14.5%, over the two quarters primarily as a result of a decrease in revenue at the Company's ParaData computer subsidiary. Insurance commissions decreased by $71,000, or 3.3%, when comparing the two quarterly periods. This decrease was largely due to a change in the Tennessee statute governing loans less than $1,000. The change in the statute, which the Company believes will ultimately be revenue neutral, increased the interest and fees that can be charged on these loans, but eliminated the sale of all insurance products in conjunction with these loans. The decline in insurance income resulting from the change was partially offset by the growth in loans in states where credit insurance may be sold, primarily Kentucky. Other income decreased by $543,000, or 26.2%, over the two quarterly periods as a result of the decrease in net revenue from ParaData. This subsidiary attracted several new customers during the prior fiscal year, which resulted in an excellent prior year third quarter that was not expected to be duplicated during the current third quarter.

                         WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------


  Total revenues rose to $29.9 million during the quarter ended December 31, 2000, an 11.0% increase over the $26.9 million in total revenues for the same quarter of the prior year. Revenues from the 372 offices open throughout both three-month periods increased by approximately 2.2%. At December 31, 2000, the Company had 426 offices in operation, a net increase of 2 offices during the current quarter, and 16 offices since the beginning of the fiscal year.

  The provision for loan losses amounted to $7.0 million during the quarter ended December 31, 2000, representing a 27.0% increase over the $5.5 million during the same quarter of the prior fiscal year. This increase resulted from an increase in net loans charged off during the quarter due primarily to the growth in the loan portfolio. As a percentage of average loans receivable outstanding, net charge-offs remained the same at 14.4% when comparing the two quarterly periods. The Company expected to see a decline in this loss ratio during the period due to the growth in the larger loan portfolio, which generally sustains less losses than the smaller loans; however, the net charge-off percentage on the small loan portfolio rose from 14.5% for the three months ended December 31, 1999, to 16.9% for the most recent quarter. Although the Company's management remains concerned over the rise in the level of charge-offs on its smaller loans and continues to focus on strict adherence to the Company's lending and collection guidelines and policies by all branch personnel, there can be no assurance that this trend will not continue, or that earnings will not be negatively affected as a result in future quarters. The charge-off percentage on the larger loan portfolio remained in line with management's expectations at 6.7% during the most recent quarter.

  General and administrative expenses for the quarter ended December 31, 2000, increased by $1.7 million, or 10.5%, over the same quarter of fiscal 2000. This increase resulted primarily from the additional expenses associated with the 25 new offices opened or acquired between December 31, 1999, and December 31, 2000. During the same 12-month period, the Company has also sold or merged three offices. These were offices that had not grown as expected to a profitable size within a reasonable period of time. As a percentage of total revenues, total general and administrative expenses decreased from 59.0% for the quarter ended December 31, 1999, to 58.8% for the most recent quarter. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses when divided by the average open offices increased by 4.8% when comparing the two periods.

  Interest expense increased by $721,000, or 45.5%, when comparing the two corresponding quarterly periods. This increase resulted from an increase in the level of debt, which grew from $90.7 million at December 31, 1999, to $115.9 million at December 31, 2000, combined with an increase in interest rates over the two periods.

Comparison of Nine Months Ended December 31, 2000,
--------------------------------------------------
Versus Nine Months Ended December 31, 1999
------------------------------------------

  For the nine month period ending December 31, 2000, net income amounted to $8.4 million. This represents a decrease of $345,000, or 3.9% when comparing the two nine-month periods. Operating income increased by $1.3 million, or 7.5%, over the two periods; however, this was more than offset by a $1.8 million increase in interest expense.

  Total revenues amounted to $85.4 million during the current nine-month period, an increase of $8.7 million, or 11.3%, over the prior-year period. This increase resulted from an increase in interest and fee income of 14.4%, offset by a decrease in insurance and other income of 5.4%. Revenues from the 372 offices open throughout both nine-month periods increased approximately 4.2%.

  Interest and fee income rose by $9.3 million during the two corresponding nine-month periods primarily as a result of increases in loan balances outstanding. Average loans receivable were $154.1 million during the nine months ended December 31, 2000, representing a 23.3% increase over the average balances of the prior year. Other income decreased by 5.4%, decreased gross profits from ParaData of $882,000, partially offset by increased insurance commissions

  The provision for loan losses increased by $3.0 million, or 22.5%, during the current nine month period when compared to the same period of fiscal 2000. This increase was due primarily to the growth in the loan portfolio. As a percentage of average loans, net charge-offs on an annualized basis grew slightly from 12.3% for the nine months ended December 31, 1999, to 12.4% for the most recent nine month period.

                         WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------


  General and administrative expenses increased by $4.4 million, or 9.5%, during the most recent nine-month period. As a percentage of total revenues, these expenses decreased from 59.8% during the prior year nine-month period to 58.9% during the current period. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by only 2.7% when comparing the two nine-month periods.

  Interest expense increased by $1.8 million when comparing the two nine-month periods, an increase of 41.3%. This increase reflects the 25.8% increase in the average level of debt outstanding when comparing the two nine month periods combined with a rise in interest rates over these periods.

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

  The revolving credit facility expires on September 30, 2002, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.75%. At December 31, 2000, the weighted average interest rate under the facility was 8.51%, and the Company's outstanding balance was $107.4 million, leaving $12.6 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). The Company received a temporary increase in availability under the revolving credit facility of $15.0 million for the period beginning June 28, 2000, through March 31, 2001.

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

                         WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------




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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company's outstanding debt under its revolving credit facility was $107.4 million at December 31, 2000. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at December 31, 2000, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.07 million on an annual basis.

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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                     PART II.  OTHER INFORMATION, CONTINUED


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:


                                                                                Filed
                                                                           Herewith (*) or
                                                                              Previous         Company
Exhibit                                                                        Exhibit      Registration
Number     Description                                                         Number       No. or Report
---------  --------------------------------------------------------------  ---------------  -------------

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

10.6       World Acceptance Corporation Supplemental Income Plan                  10.7         2000 10-K

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

      (b)  Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WORLD ACCEPTANCE CORPORATION



Dated:  February 14, 2001          /s/ C. D. Walters
                                 -------------------------------------------
                                 C. D. Walters, Chief Executive Officer


Dated:  February 14, 2001         /s/ A. A. McLean III
                                 -------------------------------------------
                                 A. A. McLean III, Executive Vice President
                                 and Chief Financial Officer