Form 10-K
period 2001-03-21
WORLD ACCEPTANCE CORP
filed 2001-06-29
CIK 108385

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    Form 10-K
                                -----------------
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                         Commission file number 0-19599

                                WORLD ACCEPTANCE
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

           South Carolina                                        570425114
 -----------------------------------                      ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

            108 Frederick Street
         Greenville, South Carolina                                29607
    -----------------------------------                  -----------------------
 (Address of principal executive offices)                        (Zip Code)

                                 (864) 298-9800
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 18, 2001, computed by reference to the closing sale price on such date, was $135,033,138. As of the same date, 18,815,542 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's 2001 Annual Report (the "Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                          WORLD ACCEPTANCE CORPORATION
                                Form 10-K Report


                                Table of Contents

Item No.                                                                                                     Page
--------                                                                                                     ----

                                     PART I

1.    Description of Business.............................................................................     1

2.    Properties..........................................................................................     9

3.    Legal Proceedings...................................................................................     9

4.    Submission of Matters to a Vote of Security Holders.................................................    10


                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................    10

6.    Selected Financial Data.............................................................................    10

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    10

7A.   Quantitative and Qualitative Disclosures About Market Risk..........................................    10

8.    Financial Statements and Supplementary Data.........................................................    10

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................    10


                                    PART III

10.    Directors and Executive Officers of the Registrant.................................................    11

11.    Executive Compensation.............................................................................    11

12.    Security Ownership of Certain Beneficial Owners and Management.....................................    11

13.    Certain Relationships and Related Transactions.....................................................    11


                                     PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    11

Introduction

      World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in ten states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2001" are to the Company's fiscal year ended March 31, 2001.


                                     PART I.

Item 1.   Description of Business

      General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 423 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, and Kentucky as of June 18, 2001. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards.

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

      Expansion. During fiscal 2001, the Company opened ten new offices. Nine other offices were purchased and nine offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 15 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

      The following table sets forth the number of offices of the Company at the dates indicated:

                                                        At March 31,
                          --------------------------------------------------------------------------
                                                                                                       At June 18,
State                     1994      1995      1996      1997       1998     1999      2000      2001     2001
-----                     ----      ----      ----      ----       ----     ----      ----      ----     ----
South Carolina........     56        59       62         68         64        63       63        62        62
Georgia...............     35        38        39        45         49        49       48        48        48
Texas.................     81        93       104       131        128       131      135       135       135
Oklahoma..............     31        33        39        40         41        40       43        43        43
Louisiana (1).........     12        15        20        18         21        20       21        20        20
Tennessee (2).........      2         6        18        24         28        30       35        38        38
Illinois (3)..........     -         -         -          3         11        20       30        30        30
Missouri (4)..........     -         -         -          1          9        16       18        22        22
New Mexico (5)........     -         -         -          6          9        10       13        12        12
Kentucky (6)..........     -         -         -          -          -        -         4        10        13
                         ----      ----     -----     -----      -----     -----     ----      ----      ----
     Total............    217       244       282       336        360       379      410       420       423
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

      Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2001, the Company's average originated loan size and term were approximately $619 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2001, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 24% to 205% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

      Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law. Statutes in Texas and Oklahoma allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees, monthly handling charges and, in South Carolina, Georgia, Louisiana and Tennessee, non-file fees, which are collected by the Company and paid as premiums to an unaffiliated insurance company for non-recording insurance.

      The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured's period of involuntary unemployment. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, and Kentucky and on a limited basis in Tennessee, Oklahoma, Missouri, and New Mexico. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

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

      In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to all of the states where it operates. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.

      Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000 with terms of 18 to 24 months, compared to $300 to $500 with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2001, the larger class of loans amounted to approximately $55.1 million of gross loans receivable, a 110.1% increase over the balance outstanding at March 31, 2000. As a result of these efforts, this portfolio has grown to 26.1% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

      In fiscal 1999, the Company tested in 40 offices an income tax return preparation and refund anticipation loan program. Based on the results of this test, the Company expanded this program into all offices where permitted by the lease agreements (approximately 390 offices) in fiscal 2000. Due to certain systems and service bureau problems encountered during the first two weeks of the filing season, the program was less successful than anticipated; however, in spite of these problems, the Company completed and filed approximately 16,000 tax returns, generating approximately $1 million in net revenue. During fiscal 2001, the Company did not experience any system problems and more than doubled the number of returns that were prepared and filed, and generated in excess of $2.7 million in net revenue. The Company believes that this is a beneficial service for its existing customer base and plans to promote and expand the program in the future.

         Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1994 through 2001:

                                                       At March 31,
                                   -----------------------------------------------------------------------------

       State                         1994      1995     1996      1997      1998      1999      2000      2001
       -----                         ----      ----     ----      ----      ----      ----      ----      ----
       South Carolina...........      37%       35%       33%       26%       23%      22%       21%       21%
       Georgia..................      14        13        13        13        14       16        15        12
       Texas....................      38        38        35        39        35       31        28        25
       Oklahoma.................       7         7         8         7         7        7         6         6
       Louisiana (1)............       3         4         5         3         4        4         3         3
       Tennessee (2)............       1         3         6        10        11       12        13        11
       Illinois (3).............      -         -         -         -          2        3         4         5
       Missouri (4).............      -         -         -         -          1        2         3         4
       New Mexico (5)...........      -         -         -          2         3        3         3         3
       Kentucky (6).............      -         -         -          -         -        -         4        10
                                    ----     -----     -----     -----     -----     ----      ----      ----
           Total................     100%      100%      100%      100%      100%     100%      100%      100%
                                    ====     =====     =====     =====     =====     ====      ====      ====

-------------------------------

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

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2001:

                                                        Total Number           Average Gross Loan
                                                          of Loans                Balance
                                                          --------                -------
                  South Carolina.....................       61,692                     717
                  Georgia............................       35,579                     715
                  Texas..............................      137,620                     379
                  Oklahoma...........................       27,549                     428
                  Louisiana..........................       11,613                     539
                  Tennessee..........................       31,044                     765
                  Illinois...........................       19,058                     568
                  Missouri...........................       11,167                     800
                  New Mexico.........................       10,872                     492
                  Kentucky...........................       11,041                   2,009
                                                          --------
                      Total..........................      357,235
                                                          ========

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

      In fiscal 2001, approximately 88% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 1999, 2000, and 2001, the percentages of the Company's loan originations that were refinancings of existing loans were 78.5%, 78.3%, and 78.5%, respectively.

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

      Insurance-related Operations. In Georgia, Louisiana, South Carolina, Kentucky, and on a limited basis, Illinois, New Mexico, Missouri, Oklahoma, and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

      The Company has a wholly owned captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2001, the captive insurance subsidiary reinsured less than 7.6% of the credit insurance sold by the Company and contributed approximately $727,000 to the Company's total revenues.

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

      Monitoring and Supervision. The Company's loan operations are organized into Eastern and Western Divisions, with the Eastern Division consisting of South Carolina, Georgia, Tennessee, Illinois, Kentucky and Oklahoma and the Western Division consisting of Louisiana, Texas, Missouri and New Mexico. Several levels of management monitor and supervise the operations of each of the Company's offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

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

      In fiscal 1994 the Company converted all of its loan offices to a new computer system following its acquisition of Paradata Financial Systems, a small software company located near St. Louis, Missouri. This system uses a proprietary data processing software package developed by Paradata, and has enabled the Company to fully automate all loan account processing and collection reporting. The system also provides significantly enhanced management information and control capabilities. The Company also markets the system to other finance companies, but experiences significant fluctuations from year to year in the amount of revenues generated from sales of the system to third parties and does not expect such revenues to be material.

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

      Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2001, advertising expenses were approximately 3.3% of total revenues.

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

      The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, and the Kentucky Department of Financial Institutions. These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

      Employees. As of March 31, 2001, the Company had 1,438 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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


                                                                 Period of Service as Executive Officer and
                                                                 Pre-executive Officer Experience (if an
Name and Age                        Position                     Executive Officer for Less Than Five Years)
------------                        --------                     -------------------------------------------
Charles D. Walters (62)             Chairman and Chief           Chairman and CEO since July 1991;
                                    Executive Officer;           President since July 1986; Director since
                                    Director                     April 1989

Douglas R. Jones (49)               President and Chief          Since August 1999; from October 1977 until
                                    Operating Officer            August 1999, various positions with Associates
                                                                 Financial Services, Inc., Dallas, Texas with most
                                                                 recent being Regional Operations Director

A. Alexander McLean, III (50)       Executive Vice President,    Executive Vice President since August 1996;
                                    Chief Financial Officer;     Senior Vice President since July 1992; CFO and
                                    Director                     Director since July 1989

Mark C. Roland (45)                 Senior Vice President,       Since January 1996; Senior Vice President -
                                    Eastern Division             Operations Support, Fleet Finance, Atlanta,
                                                                 Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (39)        Senior Vice President,       Since April 2000; Vice President, Operations -
                                    Western Division             Southeast Texas and New Mexico since December
                                                                 1996; Supervisor of West Texas since July 1987

Item 2.   Properties

      The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of June 18, 2001, the Company had 423 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2001, total lease expense was approximately $3.9 million, or an average of approximately $9,380 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

Item 3.   Legal Proceedings

      From April 1995 through July 1999, the Company and several of its subsidiaries were parties to litigation challenging the Company's non-filing insurance practices. Non-filing insurance is an insurance product that lenders like the Company can purchase in lieu of filing a UCC financing statement covering the collateral of their borrowers. The litigation against the Company was consolidated with other litigation against other finance companies, jewelry and furniture retailers and insurance companies in a purported nationwide class action in the U.S. District Court in Alabama under the caption In re:
Consolidated "Non-filing Insurance" Fee Litigation (Multidistrict Litigation Docket No. 1130), U.S. District Court, Middle District of Alabama, Northern Division).

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

      The Company recorded an accrual for settlement costs, including the expected expenses to comply with the terms of the settlement, of $5.4 million in the fiscal year ended March 31, 1999. Of this total accrual, $5.0 million was paid to an escrow account and has been distributed to class participants and $244 thousand in costs were incurred in completing the settlement. The remaining $156 thousand of the accrual was reversed in fiscal 2000. The settlement limited and reduced the coverage for the types of losses with respect to which the Company's subsidiaries submit claims. The Company does not believe that those limitations and reductions will have a material adverse effect on the Company's results of operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2001.


                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 18, 2001, there were 141 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stcok in nominee or "street" names through various brokerage firms.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      The Company's outstanding debt under its revolving credit facility was $83.2 million at March 31, 2001. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at March 31, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $832,000 on an annual basis.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 18, 2001" and "Ownership of Common Stock of Management as of June 18, 2001" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

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

      Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

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


                                                                                       Filed
                                                                                    Herewith (*),
                                                                               Non-Applicable (NA),
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
-------------------------------------------------------------------------------------------------------------------------
      3.1        Second Amended and Restated Articles of Incorporation of the              3.1            1992 10-K
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
                 1999                                                                                        10-Q

      10.4+      Settlement Agreement dated as of April 1, 1999, between the              10.3            1999 10-K
                 Company and R. Harold Owens

                                                                                 Filed Herewith (*),
                                                                               Non-Applicable (NA),
                                                                                 or Incorporated by        Company
       Exhibit                                                                   Reference Previous     Registration
       Number                               Description                            Exhibit Number       No. or Report
-------------------------------------------------------------------------------------------------------------------------
      10.5        Securityholders' Agreement dated as of September 19, 1991,              10.5             33-42879
                  between the Company and certain of its securityholders
      10.6+       World Acceptance Corporation Supplemental Income Plan                   10.7             2000 10-K
      10.7+       Board of Directors Deferred Compensation Plan                           10.6             2000 10-K
      10.8+       1992 Stock Option Plan of the Company                                     4              33-52166
      10.9+       1994 Stock Option Plan of the Company, as amended                       10.6             1995 10-K
      10.10+      The Company's Executive Incentive Plan                                  10.6             1994 10-K
      10.11+      World Acceptance Corporation Retirement Savings Plan                     4.1             333-14399
      10.12       Executive Deferral Plan                                                   *                 NA
      13          Excerpts from 2001 Annual Report of the Company, with respect             *                 NA
                  to those portions incorporated by reference into this report
      21          Schedule of Company's subsidiaries                                        *                 NA
      23          Consent of KPMG LLP in connection with the Company's                      *                 NA
                  Registration Statements on Form S-8

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

                                      WORLD ACCEPTANCE CORPORATION


                                      By:     /s/ A. Alexander McLean, III
                                           -------------------------------------
                                           A. Alexander McLean, III
                                           Executive Vice President and CFO
                                           Date:   June 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Signature


   /s/ Charles D. Walters
-----------------------------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 29, 2001



   /s/ A. Alexander McLean, III
-----------------------------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 29, 2001



/s/ Charles D. Way
-----------------------------------------------------
Douglas R. Jones, President and Chief Operating Officer;
Director

         Date:  June 29, 2001



/s/ William S. Hummers, III
-----------------------------------------------------
William S. Hummers, III, Director

         Date:  June 29, 2001