Form 10-Q
period 2001-06-30
WORLD ACCEPTANCE CORP
filed 2001-08-13
CIK 108385

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ________________ to ________________

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

                         X  Yes  ____ No
                        ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 13, 2001.

       Common Stock, no par value                      18,842,259
       --------------------------                      ----------
                (Class)                              (Outstanding)

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of June 30,
         2001 and March 31, 2001                                              3

         Consolidated Statements of Operations for the
         three months ended June 30, 2001 and June 30, 2000                   4

         Consolidated Statements of Shareholders' Equity for the
         year ended March 31, 2001 and the three months ended
         June 30, 2001                                                        5

         Consolidated Statements of Cash Flows for the
         three months ended June 30, 2001 and June 30, 2000                   6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial                    8
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 6.  Exhibits and Reports on Form 8-K                                    13


Signatures                                                                   15

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30,      March 31,
                                                         2001          2001
                                                     ------------   -----------
                   ASSETS

Cash                                                 $  2,981,806     3,292,504
Gross loans receivable                                221,714,665   210,893,604
Less:
  Unearned interest and fees                          (52,067,964)  (48,504,582)
  Allowance for loan losses                           (12,657,397)  (12,031,622)
                                                     ------------   -----------
     Loans receivable, net                            156,989,304   150,357,400
Property and equipment, net                             6,766,371     6,538,131
Other assets, net                                      10,336,877     9,834,117
Intangible assets, net                                 13,161,849    13,138,307
                                                     ------------   -----------
     Total assets                                    $190,236,207   183,160,459
                                                     ============   ===========

         LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
  Senior notes payable                                 88,000,000    83,150,000
  Subordinated notes payable                            8,000,000     8,000,000
  Other note payable                                      482,000       482,000
  Income taxes payable                                  2,208,370     3,038,113
  Accounts payable and accrued expenses                 4,236,703     5,763,812
                                                     ------------   -----------
     Total liabilities                                102,927,073   100,433,925
                                                     ------------   -----------

Shareholders' equity:
  Common stock, no par value                                  -             -
  Additional paid-in capital                            1,240,800       313,655
  Retained earnings                                    86,068,334    82,412,879
                                                     ------------   -----------
     Total shareholders' equity                        87,309,134    82,726,534
                                                     ------------   -----------
                                                     $190,236,207   183,160,459
                                                     ============   ===========



         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three months ended
                                                                             June 30,
                                                                      -----------------------
                                                                          2001       2000
                                                                      -----------  ----------
  Revenues:
    Interest and fee income                                           $26,651,367  22,851,229
    Insurance and other income                                          3,742,650   4,091,403
                                                                      -----------  ----------
     Total revenues                                                    30,394,017  26,942,632
                                                                      -----------  ----------

  Expenses:
    Provision for loan losses                                           5,203,514   3,912,303
    General and administrative expenses:
     Personnel                                                         11,900,892  10,868,721
     Occupancy and equipment                                            1,912,711   1,789,458
     Data processing                                                      413,794     324,953
     Advertising                                                          939,858     621,573
     Amortization of intangible assets                                    426,958     423,660
     Other                                                              2,363,825   2,372,687
                                                                      -----------  ----------
                                                                       17,958,038  16,401,052

    Interest expense                                                    1,595,010   1,760,066
                                                                      -----------  ----------
     Total expenses                                                    24,756,562  22,073,421
                                                                      -----------  ----------

  Income before income taxes                                            5,637,455   4,869,211

  Income taxes                                                          1,982,000   1,680,000
                                                                      -----------  ----------

  Net income                                                          $ 3,655,455   3,189,211
                                                                      ===========  ==========
   Net income per common share:
    Basic                                                             $       .20         .17
                                                                      ===========  ==========
    Diluted                                                           $       .19         .17
                                                                      ===========  ==========
   Weighted average common equivalent shares outstanding:
    Basic                                                              18,741,736  18,775,375
                                                                      ===========  ==========
    Diluted                                                            19,308,304  18,905,743
                                                                      ===========  ==========



         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                Additional
                                                                  Paid-in     Retained
                                                                  Capital     Earnings      Total
                                                                ----------   ----------   ----------

Balances at March 31, 2000                                      $  267,958   67,924,428   68,192,386

Proceeds from exercise of stock options (76,400 shares),
  including tax benefit of $41,355                                 367,161            -      367,161
Common stock repurchases (275,000 shares)                         (321,464)  (1,112,449)  (1,433,913)
Net income                                                               -   15,600,900   15,600,900
                                                                ----------   ----------   ----------

Balances at March 31, 2001                                      $  313,655   82,412,879   82,726,534

Proceeds from exercise of stock options (187,179 shares),
  including tax benefit of $185,837                              1,120,753            -    1,120,753
Common stock repurchases (25,000 shares)                          (193,608)           -     (193,608)
Net income                                                               -    3,655,455    3,655,455
                                                                ----------   ----------   ----------

Balances at June 30, 2001                                       $1,240,800   86,068,334   87,309,134
                                                                ==========   ==========   ==========

         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three months ended
                                                                      June 30,
                                                            -----------------------------
                                                                  2001          2000
                                                            --------------   ------------
  Cash flows from operating activities:
   Net income                                                 $  3,655,455     3,189,211
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses                                   5,203,514     3,912,303
     Amortization of intangible assets                             426,958       423,660
     Amortization of loan costs and discounts                       34,964        13,276
     Depreciation                                                  382,468       390,702
     Change in accounts:
       Other assets, net                                          (537,724)     (455,957)
       Accounts payable and accrued expenses                    (1,527,109)   (1,456,399)
       Income taxes payable                                       (643,906)   (1,392,645)
                                                              ------------   -----------

        Net cash provided by operating activities                6,994,620     4,624,151
                                                              ------------   -----------

  Cash flows from investing activities:
   Increase in loans, net                                       (8,592,987)   (9,884,537)
   Net assets acquired from office acquisitions,
     primarily loans                                            (3,243,431)   (9,175,884)
   Purchases of premises and equipment                            (609,708)     (444,452)
   Purchases of intangible assets                                 (450,500)   (1,596,451)
                                                              ------------   -----------

        Net cash used by investing activities                  (12,896,626)  (21,101,324)
                                                              ------------   -----------

  Cash flows from financing activities:
   Proceeds from senior notes payable, net                       4,850,000    20,800,000
   Repayment of senior subordinated notes                                -    (2,000,000)
   Repurchase of common stock                                     (193,608)   (1,433,913)
   Proceeds from exercise of stock options                         934,916        43,750
                                                              ------------   -----------

        Net cash provided by financing activities                5,591,308    17,409,837
                                                              ------------   -----------

  Increase (decrease) in cash                                     (310,698)      932,664

  Cash, beginning of period                                      3,292,504     1,690,676
                                                              ------------   -----------

  Cash, end of period                                         $  2,981,806     2,623,340
                                                              ============   ===========

  Supplemental disclosure of cash flow information:
   Cash paid for interest expense                             $  1,412,835     1,624,079
   Cash paid for income taxes                                    1,876,827     3,092,157
  Supplemental schedule of noncash financing activities:
   Tax benefits from exercise of stock options                     185,837         9,756

         See accompanying notes to consolidated financial statements.

                 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001


NOTE 1 - BASIS OF PRESENTATION
------------------------------

  The consolidated financial statements of the Company at June 30, 2001, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

  Certain reclassification entries have been made for fiscal 2001 to conform with fiscal 2002 presentation. These reclassifications had no impact on shareholders' equity or net income.

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

  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 2001, included in the Company's 2001 Annual Report to Shareholders.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

  The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                Three months ended June 30,
                                              ------------------------------
                                                  2001             2000
                                                  ----             ----
         Balance at beginning of period       $ 12,031,622       10,008,257
         Provision for loan losses               5,203,514        3,912,303
         Loan losses                            (5,360,270)      (3,914,850)
         Recoveries                                442,879          349,402
         Allowance on acquired loans,
          net of specific charge-offs              339,652          915,623
                                              ------------   --------------
         Balance at end of period             $ 12,657,397       11,270,735
                                              ============   ==============

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

                         PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

   The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                     Three months
                                                    ended June 30,
                                                    --------------
                                                    2001      2000
                                                    ----      ----
                                                (Dollars in thousands)
Average gross loans receivable /(1)/             $ 215,540   182,479
Average loans receivable /(2)/                     164,025   140,848

Expenses as a % of total revenue:
 Provision for loan losses                            17.1%     14.5%
 General and administrative                           59.1%     60.9%
 Total interest expense                                5.2%      6.5%

Operating margin /(3)/                                23.8%     24.6%

Return on average assets (annualized)                  7.8%      7.9%

Offices opened or acquired, net                          4         7
Total offices (at period end)                          424       417

------------
/(1)/ Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
/(2)/ Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
/(3)/ Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2001, Versus
------------------------------------------------------
Three Months Ended June 30, 2000
--------------------------------

  Net income rose to $3.7 million for the three months ended June 30, 2001, a 14.6% increase over the $3.2 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $603,000, or 9.1% , and a decrease in interest expense, offset partially by an increase in income taxes.

  Interest and fee income for the quarter ended June 30, 2001, increased by $3.8 million, or 16.6%, over the same period of the prior year. This increase resulted from a $23.2 million increase, or 16.5%, in average loans receivable over the two corresponding periods.

  Insurance commissions and other income decreased by $349,000, or 8.5%, over the two quarters. Insurance commissions decreased by $189,000, or 8.5%, due to a change in state law in the state of Tennessee. Effective July 2, 2000, Tennessee prohibited the sale of credit insurance and other ancillary products on loans less than $1,000, but increased the interest and fees that could be charged on these loans. The overall effect of this law change was slightly

                         WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------


Comparison of Three Months Ended June 30, 2001, Versus
------------------------------------------------------
Three Months Ended June 30, 2000, continued
-------------------------------------------

slightly revenue positive to the Company, but resulted in a reclassification of revenues in the Statement of Operations. Other income decreased by $160,000, or 8.5%, primarily as a result of reduced revenue by ParaData, the Company's computer subsidiary.

  Total revenues rose to $30.4 million during the quarter ended June 30, 2001, a 12.8% increase over the $26.9 million for the corresponding quarter of the previous year. Revenues from the 400 offices open throughout both quarters increased by approximately 8.8%, primarily due to increased balances of loans receivable in those offices. At June 30, 2001, the Company had 424 offices in operation, an increase of 4 offices from March 31, 2001.

  The provision for loan losses during the quarter ended June 30, 2001, increased by $1,291,200, or 33.0%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $4.9 million, a 37.9% increase over the $3.6 million charged off during the same quarter of fiscal 2001. As a percentage of average loans receivable, net charge-offs increased from 10.1% on an annualized basis from three months ended June 30, 2000 to 12.0% annualized for the most recent quarter. The Company expects this trend in charge-offs to continue at least through the third quarter.

  General and administrative expenses for the quarter ended June 30, 2001, increased by $1.6 million, or 9.5% over the same quarter of fiscal 2001. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 7.5% when comparing the two periods; and, as a percentage of total revenue, decreased from 60.9% during the prior year quarter to 59.1% during the most recent quarter.

  Interest expense decreased by $165,000, or 9.4%, over the two corresponding quarterly periods even though average debt outstanding increased by approximately 8.5% over these two periods. This decrease was due to the significant interest rate reductions that took place during the last six months. The weighted average interest rate of the revolving credit facility reduced from 8.42% at June 30, 2000 to 5.71% at June 30, 2001.

  The Company's effective income tax rate increased slightly from 34.5% during the first quarter of fiscal 2001 to 35.2% during the most recent quarter due to a decreased impact of certain favorable permanent differences over a larger expected earnings base.


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

  The Company has an $105.0 million revolving credit facility, and $8.0 million of subordinated notes.

  The revolving credit facility expires on September 30, 2002, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.75%. At June 30, 2001, the weighted average interest rate under the facility was 5.71%, and the Company's outstanding balance was $88.0 million, leaving $17.0 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable).

  The senior subordinated notes provide for interest payments to be made quarterly at a fixed rate of 10.0%. Annual principal payments of $2.0 million are due each June 30, with a final maturity date of June 30, 2004.

  Borrowings under the revolving credit facility and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

                         WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------


  The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the foreseeable future to fund the continuing growth of the Company's loan portfolio, to fund the principal payments due under the senior subordinated notes, to repurchase its common stock on a limited basis, and to fund the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

  In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be
measured as of the date of adoption.   This second step is required to be
completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $811,038, and unamortized identifiable intangible assets in the amount of $11,407,805, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $165,865 and $41,466 for the year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company's outstanding debt under the Revolving Credit Facility was $88.0 million at June 30, 2001. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at June 30, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $880,000 on an annual basis.


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.


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

10.1+         Employment Agreement of Charles D. Walters, effective April 1,      10.1        1994 10-K
              1994

10.2+         Employment Agreement of A. Alexander McLean, III, effective         10.2        1994 10-K
              April 1, 1994

10.3+         Employment Agreement of Douglas R. Jones, effective                 10.3        12-31-99 10-Q
              August 16, 1999

10.4+         Securityholders' Agreement, dated as of September 19, 1991,         10.5        33-42879
              between the Company and certain of its securityholders

10.5+         World Acceptance Corporation Supplemental                           10.7        2000 10-K
              Income Plan

10.6+         Board of Directors Deferred Compensation Plan                       10.6        2000 10-K

10.7+         1992 Stock Option Plan of the Company                                4          33-52166

10.8+         1994 Stock Option Plan of the Company, as amended                   10.6        1995 10-K

10.9+         The Company's Executive Incentive Plan                              10.6        1994 10-K

10.10+        World Acceptance Corporation Retirement Savings Plan                 4.1        333-14399

10.11+        Executive Deferral Plan                                             10.12       2001 10-K

+ Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

     (b)  Reports on Form 8-K.

  There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WORLD ACCEPTANCE CORPORATION



Dated:  August 13, 2001          /s/ C. D. Walters
                                 ---------------------------------------
                                 C. D. Walters, Chairman, and
                                 Chief Executive Officer



Dated:  August 13,  2001         /s/ A. A. McLean III
                                 ---------------------------------------
                                 A. A.  McLean III, Executive Vice President
                                 and Chief Financial Officer