Form 10-Q
period 2001-09-30
WORLD ACCEPTANCE CORP
filed 2001-11-14
CIK 108385

                                 UNITED STATES
                        SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________ to ____________

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
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)


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

                            X   Yes      _________ No
                           ---


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 14, 2001.

      Common Stock, no par value                         18,772,792
      --------------------------                         ----------
                (Class)                                 (Outstanding)

                        This Filing contains 16 pages.
                       The Exhibit Index is on page 14.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.    Consolidated Financial Statements (unaudited):

           Consolidated Balance Sheets as of September 30,
           2001, and March 31, 2001                                         3

           Consolidated Statements of Operations for the
           three-month periods and six-month periods ended
           September 30, 2001, and September 30, 2000                       4

           Consolidated Statements of Shareholders' Equity
           for the year ended March 31, 2001, and the six-month
           period ended September 30, 2001                                  5

           Consolidated Statements of Cash Flows for the
           three-month periods and six-month periods ended
           September 30, 2001, and September 30, 2000                       6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the three-month
           periods and six-month periods ended September 30, 2001,
           and September 30, 2000                                           8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      12

PART II - OTHER INFORMATION

Item 2.    Changes in Securities                                           13

Item 4.    Submission of Matters to a Vote of Securityholders              13

Item 6.    Exhibits and Reports on Form 8-K                                14

Signatures                                                                 16

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                  September 30,         March 31,
                                                       2001               2001
                                                   ------------       -----------
   ASSETS

Cash                                               $  3,430,312          3,292,504
Gross loans receivable                              228,877,828        210,893,604
Less:
 Unearned interest and fees                         (54,373,854)       (48,504,582)
 Allowance for loan losses                          (13,871,217)       (12,031,622)
                                                   ------------        -----------
  Loans receivable, net                             160,632,757        150,357,400
Property and equipment, net                           6,977,225          6,538,131
Other assets, net                                     9,826,357          9,834,117
Intangible assets, net                               14,132,286         13,138,307
                                                   ------------        -----------
                                                   $194,998,937        183,160,459
                                                   ============        ===========
           LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
 Senior notes payable                                92,950,000         83,150,000
 Subordinated notes payable                           6,000,000          8,000,000
 Other note payable                                     482,000            482,000
 Income taxes payable                                 1,423,116          3,038,113
 Accounts payable and accrued expenses                4,291,562          5,763,812
                                                   ------------        -----------
  Total liabilities                                 105,146,678        100,433,925
                                                   ------------        -----------

Shareholders' equity:
 Common stock, no par value                                   -                  -
 Additional paid-in capital                             110,667            313,655
 Retained earnings                                   89,741,592         82,412,879
                                                    -----------        -----------
  Total shareholders' equity                         89,852,259         82,726,534
                                                   ------------        -----------
                                                   $194,998,937        183,160,459
                                                   ============        ===========

         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three months ended             Six months ended
                                                        September 30,                 September 30,
                                                     ------------------             ----------------
                                                       2001       2000               2001        2000
                                                       ----       ----               ----        ----
Revenues:
 Interest and fee income                           $27,852,989  24,926,473        54,504,356  47,777,702
 Insurance and other income                          3,471,251   3,683,999         7,213,901   7,775,402
                                                   -----------  ----------        ----------  ----------
  Total revenues                                    31,324,240  28,610,472        61,718,257  55,553,104
                                                   -----------  ----------        ----------  ----------

Expenses:
 Provision for loan losses                           6,902,167   5,155,110        12,105,681   9,067,413
                                                   -----------  ----------        ----------  ----------
 General and administrative expenses:
  Personnel                                         11,110,932  10,401,230        23,011,824  21,269,951
  Occupancy and equipment                            2,027,227   1,902,071         3,939,938   3,691,529
  Data processing                                      420,126     379,056           833,920     704,009
  Advertising                                          809,371     845,002         1,749,229   1,466,575
  Amortization of intangible assets                    486,211     422,232           913,169     845,892
  Other                                              2,419,936   2,377,266         4,783,761   4,749,953
                                                   -----------  ----------        ----------  ----------
                                                    17,273,803  16,326,857        35,231,841  32,727,909
                                                   -----------  ----------        ----------  ----------

 Interest expense                                    1,525,012   2,153,433         3,120,022   3,913,499
                                                   -----------  ----------        ----------  ----------
   Total expenses                                   25,700,982  23,635,400        50,457,544  45,708,821
                                                   -----------  ----------        ----------  ----------

Income before income taxes                           5,623,258   4,975,072        11,260,713   9,844,283

Income taxes                                         1,950,000   1,713,000         3,932,000   3,393,000
                                                   -----------  ----------        ----------  ----------

Net income                                         $ 3,673,258   3,262,072         7,328,713   6,451,283
                                                   ===========  ==========        ==========  ==========

Net income per common share:
  Basic                                            $       .20        0.18               .39         .34
                                                   ===========  ==========        ==========  ==========
  Diluted                                          $       .19        0.17               .38         .34
                                                   ===========  ==========        ==========  ==========

Weighted average common shares
 outstanding:
  Basic                                             18,828,202  18,627,573        18,784,969  18,701,474
                                                   ===========  ==========        ==========  ==========
  Diluted                                           19,589,543  18,758,398        19,448,923  18,832,071
                                                   ===========  ==========        ==========  ==========

         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                Additional
                                                                  Paid-in     Retained
                                                                  Capital     Earnings       Total
                                                                -----------   --------    -----------

Balances at March 31, 2000                                    $    267,958   67,924,428   68,192,386
Proceeds from exercise of stock options (76,400 shares),
  including tax benefit of $41,355                                 367,161            -      367,161
Common stock repurchases (275,000 shares)                         (321,464)  (1,112,449)  (1,433,913)
Net income                                                               -   15,600,900   15,600,900
                                                                ----------   ----------   ----------

Balances at March 31, 2001                                         313,655   82,412,879   82,726,534

Proceeds from exercise of stock options (298,519 shares),
  including tax benefit of $340,890                              1,841,761            -    1,841,761
Common stock repurchases (232,500 shares)                       (2,044,749)           -   (2,044,749)
Net income                                                               -    7,328,713    7,328,713
                                                                ----------   ----------   ----------

Balances at September 30, 2001                                  $  110,667   89,741,592   89,852,259
                                                                ==========   ==========   ==========


         See accompanying notes to consolidated financial statements.

                         WORLD ACCEPTANCE CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three months ended            Six months ended
                                                                    September 30,               September 30,
                                                             ---------------------------  --------------------------
                                                                     2001          2000          2001          2000
                                                             ------------   -----------   -----------   -----------
Cash flows from operating activities:
 Net income                                                  $  3,673,258     3,262,072     7,328,713     6,451,283
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Provision for loan losses                                    6,902,167     5,155,110    12,105,681     9,067,413
   Amortization of intangible assets                              486,211       422,232       913,169       845,892
   Amortization of loan costs and discounts                        47,549        13,962        82,513        27,238
   Depreciation                                                   393,369       391,281       775,837       781,983
   Change in accounts:
     Other assets, net                                            462,971      (352,470)      (74,753)     (808,427)
     Income taxes payable                                         253,002     1,146,580    (1,274,107)     (309,819)
     Accounts payable and accrued expenses                       (828,344)      766,514    (1,472,250)     (626,131)
                                                             ------------   -----------   -----------   -----------

       Net cash provided by operating activities               11,390,183    10,805,281    18,384,803    15,429,432
                                                             ------------   -----------   -----------   -----------

Cash flows from investing activities:
 Increase in loans, net                                        (5,670,166)   (6,509,757)  (14,263,153)  (16,394,294)
 Net assets acquired from office acquisitions,
   primarily loans                                             (4,970,588)   (6,214,342)   (8,214,019)  (15,390,226)
 Purchase of intangible assets                                 (1,456,648)   (2,066,897)   (1,907,148)   (3,663,348)
 Purchases of premises and equipment                             (509,089)     (454,590)   (1,118,797)     (899,042)
                                                             ------------   -----------   -----------   -----------

       Net cash used by investing activities                  (12,606,491)  (15,245,586)  (25,503,117)  (36,346,910)
                                                             ------------   -----------   -----------   -----------

Cash flows from financing activities:
 Proceeds of senior notes payable, net                          4,950,000     6,250,000     9,800,000    27,050,000
 Repayment of senior subordinated notes                        (2,000,000)            -    (2,000,000)   (2,000,000)
 Proceeds from exercise of stock options                          565,955             -     1,500,871        43,750
 Common stock repurchases                                      (1,851,141)            -    (2,044,749)   (1,433,913)
                                                             ------------   -----------   -----------   -----------


       Net cash provided by financing activities                1,664,814     6,250,000     7,256,122    23,659,837
                                                             ------------   -----------   -----------   -----------

Increase in cash                                                  448,506     1,809,695       137,808     2,742,359

Cash, beginning of period                                       2,981,806     2,623,340     3,292,504     1,690,676
                                                             ------------   -----------   -----------   -----------

Cash, end of period                                          $  3,430,312     4,433,035     3,430,312     4,433,035
                                                             ============   ===========   ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest expense                              $  1,482,946     1,880,130     2,895,781     3,504,209
 Cash paid for income taxes                                     3,329,280       610,662     5,206,107     3,702,819
Supplemental schedule of noncash financing activities:
 Tax benefits from exercise of stock options                      155,053             -       340,890         9,756

         See accompanying notes to consolidated financial statements.

                 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION
------------------------------

  The consolidated financial statements of the Company at September 30, 2001, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2001, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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


NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

  The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):


                                                  Three months               Six months
                                              ended September 30,        ended September 30,
                                            ------------------------  -------------------------
                                                2001         2000          2001         2000
                                            ----------   ----------   -----------   ----------
     Balance at beginning of period        $12,657,397   11,270,736    12,031,622   10,008,257
     Provision for loan losses               6,902,167    5,155,110    12,105,681    9,067,413
     Loan losses                            (6,634,965)  (5,132,196)  (11,995,235)  (9,047,045)
     Recoveries                                442,791      361,181       885,670      710,583
     Allowance on acquired loans, net
      of specific charge-offs                  503,827      934,742       843,479    1,850,365
                                           -----------   ----------   -----------   ----------
     Balance at end of period              $13,871,217   12,589,573    13,871,217   12,589,573
                                           ===========   ==========   ===========   ==========

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

                        PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
Of Operations
-------------

Results of Operations
---------------------

   The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                     Three months            Six months
                                                  ended September 30,    ended September 30,
                                                 ---------------------  ---------------------
                                                    2001       2000         2001      2000
                                                  --------    -------      -------   -------
                                                             (Dollars in thousands)
        Average gross loans receivable /(1)/      $225,054    203,551      220,094   192,545
        Average loans receivable /(2)/             170,435    156,111      167,079   148,052

        Expenses as a % of total revenue:
         Provision for loan losses                    22.0%      18.0%        19.6%     16.3%
         General and administrative                   55.1%      57.1%        57.1%     58.9%
         Total interest expense                        4.9%       7.5%         5.1%      7.0%

        Operating margin /(3)/                        22.8%      24.9%        23.3%     24.8%

        Return on average assets (annualized)          7.6%       7.4%         7.7%      7.6%

        Offices opened or acquired, net                 10          6           14        13
        Total offices (at period end)                  434        423          434       423

____________________

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

Comparison of Three Months Ended September 30, 2001, Versus
-----------------------------------------------------------
Three Months Ended September 30, 2000
-------------------------------------

  Net income rose to $3.7 million during the three months ended September 30, 2001, a 12.6% increase over the $3.3 million earned during the corresponding three-month period of the previous year.

  Interest and fee income for the quarter ended September 30, 2001, increased by $2.9 million, or 11.7%, over the same period of the prior year. This increase resulted from a $14.3 million increase, or 9.2%, in average loans receivable over the two corresponding periods. The large increase in average loans receivable over the two corresponding quarters was due primarily to several acquisitions during the first six months of the fiscal year. The Company has acquired approximately 10,000 accounts, or approximately $11.2 million in gross loans, in 14 separate transactions during the current fiscal year.

  Insurance commissions and other income decreased by $213,000, or 5.8%, over the two quarters primarily as a result of a decrease in insurance commissions, as well as a decrease in revenue at the Company's ParaData computer subsidiary. Insurance commissions decreased by $104,000, or 4.9%, when comparing the two quarterly periods. This decrease was largely attributable to a change in the Tennessee statute governing loans less than $1,000. The change in the statute, which the Company believes was ultimately revenue neutral, increased the

                          WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------


Comparison of Three Months Ended September 30, 2001, Versus
-----------------------------------------------------------
Three Months Ended September 30, 2000, continued
------------------------------------------------

interest and fees that can be charged on these loans, but eliminated the sale of all insurance products in conjunction with these loans. Other income decreased by $109,000, or 7.0%, over the two quarterly periods as a result of the decrease in net revenue from ParaData.

  Total revenues rose to $31.3 million during the quarter ended September 30, 2001, a 9.5% increase over the $28.6 million for the corresponding quarter of the previous year. Revenues from the 399 offices open throughout both quarters increased by approximately 8.1%, primarily due to increased balances of loans receivable in those offices. At September 30, 2001, the Company had 434 offices in operation, an increase of 14 offices from March 31, 2001.

  The provision for loan losses during the quarter ended September 30, 2001, increased by $1.7 million, or 33.9%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $6,192,000, a 29.8% increase over the $4,771,000 charged off during the same quarter of fiscal 2001. As a percentage of average loans receivable, net charge-offs increased to 14.5% on an annualized basis for three months ended September 30, 2001, from 12.2% annualized for the prior year quarter. While the Company believes generally that the level of loan losses is not directly affected by changes in the overall economy, a recent rise in personal bankruptcy has contributed to the recent rise in losses. Management does not currently believe that loan losses will continue to rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase and such further increases would negatively affect the Company's financial performance.

  General and administrative expenses for the quarter ended September 30, 2001, increased by $947,000, or 5.8% over the same quarter of fiscal 2001. This increase resulted from the additional general and administrative expenses associated with the 11 net new offices opened or acquired between September 30, 2000 and 2001. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.8% when comparing the two periods; and, as a percentage of total revenue, decreased from 57.1% during the prior year quarter to 55.1% during the most recent quarter.

  Interest expense decreased by $628,000, or 29.2%, primarily as a result of the reduction of interest rates during the last two quarters.

  The Company's effective income tax rate increased slightly from 34.4% to 34.7% when comparing the two quarters due to reduced tax benefits from the Company's captive insurance subsidiary.


Comparison of Six Months Ended September 30, 2001,
--------------------------------------------------
Versus Six Months Ended September 30, 2000
------------------------------------------

  For the six-month period ended September 30, 2001, net income amounted to $7.3 million. This represents a $877,000, or 13.6%, increase when comparing the two six-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $623,000, or 4.5%, over the two periods. This increase was in addition to a decrease in interest expense, offset by an increase in income taxes.

  Total revenues amounted to $61.7 million during the current six-month period, an increase of $6.2 million, or 11.1%, over the prior-year period. This increase resulted from an increase in interest and fee income of 14.1%, offset by a decrease in insurance and other income of 7.2%. The increase in interest and fee income resulted from the increase in average loans receivable of 12.9% when comparing the two six-month periods. Insurance income decreased by $293,000 or 6.7%, when comparing the two six-month periods due to the changes in Tennessee law. This was in addition to a $269,000 decrease in other income due to reduced gross profit from ParaData. Revenues from the 399 offices open throughout both six-month periods increased approximately 8.4%.

  The provision for loan losses increased by $3.0 million, or 33.5%, during the
current six-month period when compared to the same period of fiscal 2001.   This
increase resulted primarily from an increase in loan losses over these

                           WORLD ACCEPTANCE CORPORATION

                -----------------------------------------------

Comparison of Six Months Ended September 30, 2001,
--------------------------------------------------
Versus Six Months Ended September 30, 2000, continued
-----------------------------------------------------

two periods. Net charge-offs increased to $11.1 million during the six-months ended September 30, 2001, a $2.8 million, or 33.3%, increase over the $8.3 million charged-off during the September 30, 2000 period. As a percentage of average loans receivable, annualized net charge-offs rose to 13.3% during the current period from 11.3% during the same period of fiscal 2001.

  General and administrative expenses increased by $2.5 million, or 7.7%, over the two six-month periods. This increase resulted from the 11 net new offices added during the 12 month period ending September 30, 2001. The Company benefited from a reduction in the general and administrative expense ratios, as these expenses as a percentage of total revenues declined to 57.1% during the most recent six months from 58.9% during the prior year period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 5.9% when comparing the two six-month periods.

  Interest expense decreased by $793,000 when comparing the two six-month periods, a decrease of 20.3%. This reflects the decrease in interest rates during the past two quarters.

  The effective income tax rate increased slightly to 34.9% during the six months ended September 30, 2001, from 34.5% during the same period ended September 30, 2000 due to the reduced benefits from the Company's captive insurance subsidiary.

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

  The Company has a $105.0 million revolving credit facility, and $6.0 million of subordinated notes.

  The revolving credit facility expires on September 30, 2003, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.75%. At September 30, 2001, the weighted average interest rate under the facility was 4.97%, and the Company's outstanding balance was $93.0 million, leaving $12.0 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). To provide for seasonal borrowing needs, the maximum amount available under the revolving credit facility increases from $105 million to $120 million from November 15 of each year through March 31 of the following year.

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

  The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the foreseeable future to fund the continuing growth of the Company's loan portfolio, the principal payments due under the subordinated notes, the repurchase of the Company's common stock on a limited basis and the expected cost of opening and operating new offices, including funding initial operating losses of new offices and loans receivable originated by those offices and the Company's other offices.


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

  The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart form goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent in intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

  As of the date of adoption, the Company expects to have unamortized goodwill of approximately $850,000, and unamortized identifiable assets of approximately $11.6 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $166,000 and $84,000 for the year ended March 31, 2001, and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company's outstanding debt under the revolving credit facility was $93.0 million at September 30, 2001. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at September 30, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $930,000 on an annual basis.

                          PART II. OTHER INFORMATION


Item 2.  Changes in Securities
         ---------------------

         The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The 2001 Annual Meeting of Shareholders was held on August 1, 2001.

         (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

         (c) At the 2001 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

             (1) The election of seven Directors to serve until the 2002 Annual Meeting of Shareholders:

                                           VOTES IN FAVOR      VOTES WITHHELD*
                                           --------------      ---------------

                  Ken R. Bramlett, Jr.       17,224,413              36,400
                                             ----------             -------
                  James R. Gilreath          17,224,713              36,100
                                             ----------             -------
                  William S. Hummers III     17,224,413              36,400
                                             ----------             -------
                  Douglas R. Jones           17,155,561             105,252
                                             ----------             -------
                  A. Alexander McLean III    17,123,161             137,652
                                             ----------             -------
                  Charles D. Walters         17,155,561             105,252
                                             ----------             -------
                  Charles D. Way             17,224,713              36,100
                                             ----------             -------

             (2) The ratification of the selection of KPMG LLP as Independent
                 Auditors:


                     VOTES IN FAVOR       VOTES AGAINST         ABSTENTIONS*
                  --------------------  -----------------    ------------------
                       17,227,613             32,700                500
                     --------------       -------------         -----------

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

      (b)  Reports on Form 8-K.

   There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WORLD ACCEPTANCE CORPORATION


Dated:  November 14, 2001            /s/ C. D. Walters
                                 ---------------------------------------------
                                 C. D. Walters, Chief Executive Officer


Dated:  November 14, 2001            /s/ A. A. McLean III
                                 ---------------------------------------------
                                 A. A. McLean III, Executive Vice President
                                 and Chief Financial Officer