Form 10-Q
period 2001-12-31
WORLD ACCEPTANCE CORP
filed 2002-02-14
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number: 0-19599
                                                 -------


                          WORLD ACCEPTANCE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter.)

            South Carolina                             57-0425114
-------------------------------------     --------------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                       Number)


                              108 Frederick Street
                        Greenville, South Carolina 29607
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 298-9800
                            -----------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X    Yes           No
                              ---------       ________


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, February 14, 2002.

     Common Stock, no par value                          18,779,159
-----------------------------------          -----------------------------------
               (Class)                                  (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                  Page
Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of December 31,
              2001, and March 31, 2001                                               3

              Consolidated Statements of Operations for the
              three-month periods and nine-month periods ended
              December 31, 2001, and December 31, 2000                               4

              Consolidated Statements of Shareholders' Equity
              for the year ended March 31, 2001, and the nine-month
              period ended December 31, 2001                                         5

              Consolidated Statements of Cash Flows for the three-month
              periods and nine-month periods ended December 31, 2001, and
              December 31, 2000                                                      6

              Notes to Consolidated Financial Statements                             7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three-month
              periods and nine-month periods ended December 31, 2001,
              and December 31, 2000                                                  8

Item 3.       Quantitative and Qualitative Disclosures about market risk             12


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                      13

Item 2.       Changes in Securities                                                  13

Item 6.       Exhibits and Reports on Form 8-K                                       14


Signatures                                                                           16

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,         March 31,
                                                                   2001               2001
                                                              -------------       -------------
                                                               (Unaudited)
                           ASSETS

Cash                                                        $     3,785,011           3,292,504
Gross loans receivable                                          257,243,573         210,893,604
Less:
     Unearned interest and fees                                 (63,223,179)        (48,504,582)
     Allowance for loan losses                                  (14,846,481)        (12,031,622)
                                                               ------------       -------------
         Loans receivable, net                                  179,173,913         150,357,400
Property and equipment, net                                       6,996,187           6,538,131
Other assets, net                                                10,298,390           9,834,117
Intangible assets, net                                           14,143,437          13,138,307
                                                               ------------       -------------
                                                            $   214,396,938         183,160,459
                                                               ============       =============



                LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                       110,300,000          83,150,000
     Subordinated notes payable                                   6,000,000           8,000,000
     Other note payable                                             482,000             482,000
     Income taxes payable (receivable)                             (929,851)          3,038,113
     Accounts payable and accrued expenses                        5,512,927           5,763,812
                                                               ------------       -------------
         Total liabilities                                      121,365,076         100,433,925
                                                               ------------       -------------

Shareholders' equity:
     Common stock, no par value                                           -                   -
     Additional paid-in capital                                     251,127             313,655
     Retained earnings                                           92,780,735          82,412,879
                                                               ------------       -------------
         Total shareholders' equity                              93,031,862          82,726,534
                                                               ------------       -------------
                                                            $   214,396,938         183,160,459
                                                               ============       =============


          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                  Nine months ended
                                                          December 31,                       December 31,
                                                 -------------------------------    -------------------------------
                                                     2001               2000            2001               2000
                                                     ----               ----            ----               ----
Revenues:
   Interest and fee income                     $    30,326,909        26,265,723       84,831,265        74,043,425
   Insurance and other income                        4,437,658         3,614,595       11,651,559        11,389,997
                                                  ------------     -------------     ------------     -------------
     Total revenues                                 34,764,567        29,880,318       96,482,824        85,433,422
                                                  ------------     -------------     ------------     -------------

Expenses:
   Provision for loan losses                         8,571,870         7,038,705       20,677,551        16,106,118
                                                  ------------     -------------     ------------     -------------
   General and administrative expenses:
     Personnel                                      12,356,922        10,566,842       35,368,746        31,836,793
     Occupancy and equipment                         1,999,989         1,931,412        5,939,927         5,622,941
     Data processing                                   428,097           393,668        1,262,017         1,097,677
     Advertising                                     2,282,279         1,848,957        4,031,508         3,315,532
     Amortization of intangible assets                 537,084           476,682        1,450,253         1,322,574
     Other                                           2,672,521         2,338,167        7,456,282         7,088,120
                                                  ------------     -------------     ------------     -------------
                                                    20,276,892        17,555,728       55,508,733        50,283,637
                                                  ------------     -------------     ------------     -------------

   Interest expense                                  1,243,662         2,303,843        4,363,684         6,217,342
                                                  ------------     -------------     ------------     -------------
        Total expenses                              30,092,424        26,898,276       80,549,968        72,607,097
                                                  ------------     -------------     ------------     -------------

Income before income taxes                           4,672,143         2,982,042       15,932,856        12,826,325

Income taxes                                         1,633,000         1,007,000        5,565,000         4,400,000
                                                  ------------     -------------     ------------     -------------

Net income                                     $     3,039,143         1,975,042       10,367,856         8,426,325
                                                  ============     =============     ============     =============

Net income per common share:

     Basic                                     $           .16               .11              .55               .45
                                                  ============     =============     ============     =============
     Diluted                                   $           .16               .11              .54               .45
                                                  ============     =============     ============    ==============

Weighted average common shares outstanding:
     Basic                                          18,771,555        18,627,573       18,780,498        18,676,840
                                                  ============     =============     ============     =============
     Diluted                                        19,229,989        18,748,298       19,375,945        18,804,146
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                     Additional
                                                                       Paid-in          Retained
                                                                       Capital          Earnings       Total
                                                                     -----------      -----------   -----------
Balances at March 31, 2000                                        $      267,958      67,924,428     68,192,386

Proceeds from exercise of stock options (76,400 shares),
     including tax benefit of $41,355                                    367,161               -        367,161
Common stock repurchases (275,000 shares)                               (321,464)     (1,112,449)    (1,433,913)
Net income                                                                     -      15,600,900     15,600,900
                                                                     -----------     -----------    -----------

Balances at March 31, 2001                                        $      313,655      82,412,879     82,726,534


Proceeds from exercise of stock options (321,419 shares),
     including tax benefit of $364,855                                 1,982,221               -      1,982,221
Common stock repurchases (232,500 shares)                             (2,044,749)              -     (2,044,749)
Net income for the nine months                                                 -      10,367,856     10,367,856
                                                                     -----------     -----------    -----------

Balances at December 31, 2001                                     $      251,127      92,780,735     93,031,862
                                                                     ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended             Nine months ended
                                                                     December 31,                  December 31,
                                                              --------------------------    ---------------------------
                                                                 2001             2000          2001            2000
                                                                 ----             ----          ----            ----
Cash flows from operating activities:
    Net income                                              $   3,039,143      1,975,042     10,367,856       8,426,325
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                                8,571,870      7,038,705     20,677,551      16,106,118
       Amortization of intangible assets                          537,084        476,682      1,450,253       1,322,574
       Amortization of loan costs and discounts                    26,885         17,342        109,398          44,580
       Depreciation                                               400,860        397,917      1,176,697       1,179,900
       Change in accounts:
          Other assets, net                                      (498,918)       110,993       (573,671)       (697,434)
          Income taxes payable                                 (2,329,002)      (192,707)    (3,603,109)       (502,526)
          Accounts payable and accrued expenses                 1,221,365        519,951       (250,885)       (106,180)
                                                              -----------    -----------    -----------     -----------

              Net cash provided by operating activities        10,969,287     10,343,925     29,354,090      25,773,357
                                                              -----------    -----------    -----------     -----------

Cash flows from investing activities:

    Increase in loans, net                                    (25,193,133)   (24,739,997)   (39,585,185)    (41,134,291)
    Net assets acquired from office acquisitions,
       primarily loans                                         (1,924,393)      (263,648)   (10,009,513)    (15,653,874)
    Purchases of premises and equipment                          (415,322)      (265,568)    (1,534,119)     (1,164,610)
    Purchases of intangible assets                               (548,235)      (237,687)    (2,455,383)     (3,901,035)
                                                              -----------    -----------    -----------     -----------

              Net cash used by investing activities           (28,081,083)   (25,506,900)   (53,584,200)    (61,853,810)
                                                              -----------    -----------    -----------     -----------

Cash flows from financing activities:

    Proceeds of senior notes payable, net                      17,350,000     12,450,000     27,150,000      39,500,000
    Repayment of term notes                                             -              -     (2,000,000)     (2,000,000)
    Proceeds from exercise of stock options                       116,495              -      1,617,366          43,750
    Common stock repurchases                                            -              -     (2,044,749)     (1,433,913)
                                                              -----------    -----------    -----------     -----------

              Net cash provided by financing activities        17,466,495     12,450,000     24,722,617      36,109,837
                                                              -----------    -----------    -----------     -----------

Increase (decrease) in cash                                       354,699     (2,712,975)       492,507          29,384

Cash, beginning of period                                       3,430,312      4,433,035      3,292,504       1,690,676
                                                              -----------    -----------    -----------     -----------

Cash, end of period                                         $   3,785,011      1,720,060      3,785,011       1,720,060
                                                              ===========    ===========    ===========     ===========

Supplemental disclosure of cash flow information:

    Cash paid for interest expense                          $   1,381,468      2,215,446      4,277,249       5,719,655
    Cash paid for income taxes                                  3,962,002      1,199,707      9,168,109       4,902,526
Supplemental schedule of noncash financing activities:

    Tax benefits from exercise of stock options                    23,965              -        364,855           9,756

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The consolidated financial statements of the Company at December 31, 2001, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2001, and the results of operations and cash flows for the three and nine-month periods then ended, have been included. The results for the three and nine-month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                            Three months                      Nine months
                                                         ended December 31,               ended December 31,
                                                     ---------------------------      --------------------------
                                                         2001           2000             2001            2000
                                                         ----           ----             ----            ----
         Balance at beginning of period           $   13,871,217      12,589,573       12,031,622    10,008,257
         Provision for loan losses                     8,571,870       7,038,705       20,677,551    16,106,118
         Loan losses                                  (8,090,814)     (6,340,570)     (20,086,049)  (15,387,615)
         Recoveries                                      458,001         355,270        1,343,671     1,065,853
         Allowance on acquired loans,
            net of specific charge-offs                   36,206        (615,697)         879,686     1,234,668
                                                     -----------      -----------     -----------    ----------
         Balance at end of period                 $   14,846,481      13,027,281       14,846,481    13,027,281
                                                     ===========      ==========      ===========    ==========

NOTE 4 - INCOME TAXES PAYABLE (RECEIVABLE)
------------------------------------------

     The decrease in income taxes payable is due to the timing of estimated payments made.
                                        7

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

                          PART I. FINANCIAL INFORMATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                          ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                                     Three months             Nine months
                                                                  ended December 31,       ended December 31,
                                                                  ------------------       ------------------
                                                                  2001          2000        2001      2000
                                                                  ----          ----        ----      ----
                                                                              (Dollars in thousands)
         Average gross loans receivable (1)                    $  239,148     218,017     226,839    201,123
         Average loans receivable (2)                             180,169     165,945     171,711    154,054

         Expenses as a % of total revenue:
            Provision for loan losses                                24.7%       23.6%       21.4%      18.9%
            General and administrative                               58.3%       58.8%       57.5%      58.9%
            Total interest expense                                    3.6%        7.7%        4.5%       7.3%

         Operating margin (3)                                        17.0%       17.7%       21.0%      22.3%

         Return on average assets (annualized)                        5.9%        4.2%        7.1%       6.4%

         Offices opened or acquired, net                                7           2          21         16
         Total offices (at period end)                                441         426         441        426

_____________________

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

Comparison of Three Months Ended December 31, 2001, Versus
----------------------------------------------------------
Three Months Ended December 31, 2000
------------------------------------

      Net income amounted to $3.0 million for the three months ended December 31, 2001, a 53.9% increase from the $2.0 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $630,000, or 11.9%, combined with a decrease in interest expense and offset by an increase in income taxes.

      Interest and fee income for the quarter ended December 31, 2001, increased by $4.1 million, or 15.5%, over the same period of the prior year. This increase resulted primarily from the $14.2 million increase, or 8.6%, in average loans receivables over the two corresponding periods. The increase in interest and fee income was also aided by favorable changes in state laws and regulations in three states during the past 18 months. In Tennessee, on loans less than $1,000, the interest and fees allowed were substantially increased, while the sale of credit insurance and other ancillary products was eliminated. In Texas, the $10 initial charge was made non-refundable. In Georgia, there was an increase in the monthly maintenance charge and the allowed late charge, as well as a change in the restricted period on loan renewals. All of these changes contributed to an increase in loan yields when comparing the two quarterly periods. Insurance commissions and other income increased by $823,000, or 22.8%, over the two quarters primarily as a result of the expansion of the loan portfolio in Kentucky where credit insurance and other ancillary products may be sold in conjunction with a loan. Insurance commissions increased by $259,000 or 12.4% and other income increased by $564,000, or 36.8% when comparing the two quarterly periods.

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------

     Total revenues rose to $34.8 million during the quarter ended December 31, 2001, a 16.3% increase over the $29.9 million in total revenues for the same quarter of the prior year. Revenues from the 399 offices open throughout both three-month periods increased by approximately 12.4%. At December 31, 2001, the Company had 441 offices in operation, a net increase of 7 offices during the current quarter, and 21 offices since the beginning of the fiscal year.

     The provision for loan losses amounted to $8.6 million during the quarter ended December 31, 2001, representing a 21.8% increase over the $7.0 million during the same quarter of the prior fiscal year. This increase resulted from an increase in net loans charged off during the quarter due primarily to the growth in the loan portfolio. As a percentage of average loans receivable outstanding, net charge-offs increased to 16.9% during the quarter ended December 31, 2001, compared to 14.4% during the prior year third fiscal quarter. This increase was due to the maturing of the larger loan portfolio, resulting in higher losses in this category as well as an increase in overall losses due primarily to the decline in the economy. Although the Company's management remains concerned over the rise in charge-offs and continues to focus on strict adherence to the Company's lending and collection guidelines and policies by all branch personnel, there can be no assurance that this trend will not continue, or that earnings will not be negatively affected by this factor in future quarters.

     General and administrative expenses for the quarter ended December 31, 2001, increased by $2.7 million, or 15.5%, over the same quarter of fiscal 2001. This increase resulted primarily from the additional expenses associated with the 15 new offices opened or acquired between December 31, 2000, and December 31, 2001. During the same 12-month period, the Company has also sold or merged eight offices. These were offices that had not grown as expected to a profitable size within a reasonable period of time. As a percentage of total revenues, total general and administrative expenses decreased from 58.8% for the quarter ended December 31, 2000, to 58.3% for the most recent quarter.

     Interest expense decreased by $1.1 million, or 46.0%, when comparing the two corresponding quarterly periods. This decrease resulted from the dramatic decrease in interest rates over the two periods.

Comparison of Nine Months Ended December 31, 2001,
--------------------------------------------------
Versus Nine Months Ended December 31, 2000
------------------------------------------

     For the nine month period ending December 31, 2001, net income amounted to $10.4 million. This represents an increase of $1.9 million, or 23.0% when comparing the two nine-month periods. Operating income rose by $1.3 million, or 6.6%, combined with a decrease in interest expense of $1.9 million, or 29.8%. These improvements to net earnings were partially offset by an increase in income taxes.

     Total revenues amounted to $96.5 million during the current nine-month period, an increase of $11.0 million, or 12.9%, over the prior-year period. This increase resulted from an increase in interest and fee income of 14.6%, combined with an increase in insurance and other income of 2.3%. Revenues from the 399 offices open throughout both nine-month periods increased approximately 9.8%.

     The provision for loan losses increased by $4.6 million, or 28.4%, during the current nine month period when compared to the same period of fiscal 2001. This increase was due primarily to the growth in the loan portfolio. As a percentage of average loans, net charge-offs on an annualized basis grew from 12.4% for the nine months ended December 31, 2000, to 14.6% for the most recent nine month period.

                          WORLD ACCEPTANCE CORPORATION

                 -----------------------------------------------

     General and administrative expenses increased by $5.2 million, or 10.4%, during the most recent nine-month period. As a percentage of total revenues, these expenses decreased from 58.9% during the prior year nine-month period to 57.5% during the current period. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by only 8.2% when comparing the two nine-month periods.

     Interest expense decreased by $1.9 million when comparing the two nine-month periods, a decrease of 29.8%. This decrease is due to the reduction in interest rates over the past 12 months.

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

     The Company has a $105.0 million revolving credit agreement, (temporarily increased to $120.0 million), and $6.0 million of subordinated notes. The temporary increase of $15.0 million is consistent with the seasonality of our loan demand. The Company historically receives this increase in the third and fourth quarters of each fiscal year.

     The revolving credit facility expires on September 30, 2003, and bears interest, at the Company's option, at the agent's prime rate or LIBOR plus 1.75%. At December 31, 2001, the weighted average interest rate under the facility was 3.76%, and the Company's outstanding balance was $110.3 million, leaving $9.7 million in borrowing availability under existing borrowing base limitations (based on eligible loans receivable). The Company received a temporary increase in availability under the revolving credit facility of $15.0 million for the period beginning November 15, 2001, through March 31, 2002.

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

Inflation
---------

     The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of three of the ten states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

     As of the date of adoption, the Company expects to have unamortized goodwill of approximately $1.6 million, and unamortized identifiable assets of approximately $12.1 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $166,000 and $130,000 for the year ended March 31, 2001, and the nine months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

           The Company's outstanding debt under its revolving credit facility was $110.3 million at December 31, 2001. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at December 31, 2001, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.10 million on an annual basis.

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

10.5+      World Acceptance Corporation Supplemental Income Plan               10.7            2000 10-K


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

             (b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WORLD ACCEPTANCE CORPORATION



Dated:  February 14, 2002              /s/ C. D. Walters
                                   -------------------------------------------
                                   C. D. Walters, Chief Executive Officer


Dated:  February 14, 2002              /s/ A. A. McLean III
                                   -------------------------------------------
                                   A. A. McLean III, Executive Vice President
                                   and Chief Financial Officer