Form 10-K
period 2002-03-31
WORLD ACCEPTANCE CORP
filed 2002-06-28
CIK 108385

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

                    For the fiscal year ended March 31, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                         Commission file number 0-19599

                                WORLD ACCEPTANCE
                                   CORPORATION

             (Exact name of registrant as specified in its charter)

             South Carolina                                570425114
    -------------------------------         -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          108 Frederick Street
       Greenville, South Carolina                           29607
 ----------------------------------------   -----------------------------------
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

                                _________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 21, 2002, computed by reference to the closing sale price on such date, was $131,114,456. As of the same date, 17,632,402 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant's 2002 Annual Report ("the Annual Report") furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                          WORLD ACCEPTANCE CORPORATION
                                Form 10-K Report

                                Table of Contents
                                -----------------

Item No.                                                                                      Page
--------                                                                                      ----
                                     PART I
1.    Description of Business ................................................................   1

2.    Properties .............................................................................   9

3.    Legal Proceedings ......................................................................   9

4.    Submission of Matters to a Vote of Security Holders ....................................  10


                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters ..................  10

6.    Selected Financial Data ................................................................  10

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..  10

7A.   Quantitative and Qualitative Disclosures About Market Risk..............................  10

8.    Financial Statements and Supplementary Data ............................................  10

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...  10


                                    PART III

10.    Directors and Executive Officers of the Registrant ....................................  11

11.    Executive Compensation ................................................................  11

12.    Security Ownership of Certain Beneficial Owners and Management ........................  11

13.    Certain Relationships and Related Transactions ........................................  11


                                     PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................  11

Introduction

      World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in ten states. As used herein, the "Company" includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2002" are to the Company's fiscal year ended March 31, 2002.

                                     PART I.

Item 1.   Description of Business

      General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 441 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, and Kentucky as of March 31, 2002. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards. The Company also offers income tax return preparation services and refund anticipation loans to its customers and others.

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

      Expansion. During fiscal 2002, the Company opened ten new offices. Fifteen other offices were purchased and four offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 20 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

      The following table sets forth the number of offices of the Company at the dates indicated:

                                                        At March 31,
                          --------------------------------------------------------------------------
State                     1995      1996      1997      1998       1999     2000      2001      2002
-----                     ----      ----      ----      ----       ----     ----      ----      ----
South Carolina.........    59        62        68        64         63        63       62        62
Georgia................    38        39        45        49         49        48       48        52
Texas..................    93       104       131       128        131       135      135       136
Oklahoma...............    33        39        40        41         40        43       43        46
Louisiana (1)..........    15        20        18        21         20        21       20        20
Tennessee (2)..........     6        18        24        28         30        35       38        40
Illinois (3)...........     -         -         3        11         20        30       30        29
Missouri (4)...........     -         -         1         9         16        18       22        22
New Mexico (5).........     -         -         6         9         10        13       12        12
Kentucky (6)...........     -         -         -                    -         4       10        13
                         ----      ----      ----      ----       ----      ----     ----      ----
     Total.............   244       282       336       360        379       410      420       441
                         ====      ====      ====      ====       ====      ====     ====      ====

_______________________

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

      Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company's loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2002, the Company's average originated loan size and term were approximately $647 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2002, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 24% to 214% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

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

      The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, and Kentucky as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers.

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

      Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000 with terms of 18 to 24 months, compared to $300 to $500 with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2002, the larger class of loans amounted to approximately $60.6 million of gross loans receivable, a 9.9% increase over the balance outstanding at March 31, 2001. This portfolio now represents 26.8% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

      Another service offered by the Company is income tax return preparation, electronic filing and refund anticipation loans. Begun as an experiment is fiscal 1999, this program is now provided in all but a few of the Company's offices. The number of returns completed has grown from 16,000 in fiscal 2000 to over 40,000 in fiscal 2002 and the net revenues to the Company grew from approximately $1.0 million to approximately $4.3 million over this same period. The Company believes that this is a beneficial service for its existing customer base and plans to continue to promote and expand the program.

         Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1995 through 2002:

                                                                    At March 31,
                                     -------------------------------------------------------------------------
       State                         1995      1996     1997      1998      1999      2000      2001      2002
       -----                         ----      ----     ----      ----      ----      ----      ----      ----
       South Carolina ............    35%       33%       26%       23%       22%      21%       21%       19%
       Georgia ...................    13        13        13        14        16       15        12        12%
       Texas .....................    38        35        39        35        31       28        25        24%
       Oklahoma ..................     7         8         7         7         7        6         6         5%
       Louisiana (1)..............     4         5         3         4         4        3         3         3%
       Tennessee (2)..............     3         6        10        11        12       13        11        12%
       Illinois (3)...............     -         -         -         2         3        4         5         5%
       Missouri (4)...............     -         -         -         1         2        3         4         5%
       New Mexico (5).............     -         -         2         3         3        3         3         3%
       Kentucky (6)...............     -         -         -         -         -        4        10        12%
                                    ----      ----      ----      ----      ----     ----      ----       ----
           Total .................   100%      100%      100%      100%      100%     100%      100%      100%
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

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2002:

                                        Total Number   Average Gross Loan
                                          of Loans          Balance
                                          --------          -------
                  South Carolina .....      58,188             722
                  Georgia ............      37,924             721
                  Texas ..............     138,390             391
                  Oklahoma ...........      26,359             465
                  Louisiana ..........      12,054             588
                  Tennessee ..........      34,104             809
                  Illinois ...........      18,615             618
                  Missouri ...........      12,564             889
                  New Mexico .........      11,816             527
                  Kentucky ...........      17,106            1580
                                          --------
                      Total ..........     367,120
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

      In fiscal 2002, approximately 88% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2000, 2001, and 2002, the percentages of the Company's loan originations that were refinancings of existing loans were 78.3%, 78.5%, and 79.0%, respectively.

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

      The Company has a wholly owned captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2002, the captive insurance subsidiary reinsured less than 6.3% of the credit insurance sold by the Company and contributed approximately $1,268,000 to the Company's total revenues.

      The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code ("UCC") financing statements. Statutes in Georgia, Louisiana, South Carolina and Tennessee and Kentucky permit the Company to charge a non-file or non-recording insurance fee in connection with loans originated in these states. These fees are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company. Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral pledged to secure the loans. The Company generally perfects its security interest in collateral on larger loan transactions (typically greater than $1,000) by filing UCC financing statements.

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

      Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2002, advertising expenses were approximately 3.6% of total revenues.

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

      Employees. As of March 31, 2002, the Company had 1,490 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

                                                                 Period of Service as Executive Officer and
                                                                 Pre-executive Officer Experience (if an
Name and Age                        Position                     Executive Officer for Less Than Five Years)
------------                        --------                     -------------------------------------------
Charles D. Walters (63)             Chairman and Chief           Chairman and CEO since July 1991;
                                    Executive Officer;           President since July 1986; Director since
                                    Director                     April 1989

Douglas R. Jones (50)               President and Chief          Since August 1999; from October 1977 until
                                    Operating Officer            August 1999, various positions with Associates
                                                                 Financial Services, Inc., Dallas, Texas with most
                                                                 recent being Regional Operations Director

A. Alexander McLean, III (51)       Executive Vice President,    Executive Vice President since August 1996;
                                    Chief Financial Officer;     Senior Vice President since July 1992; CFO and
                                    Director                     Director since July 1989

Mark C. Roland (46)                 Senior Vice President,       Since January 1996; Senior Vice President -
                                    Eastern Division             Operations Support, Fleet Finance, Atlanta,
                                                                 Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (40)        Senior Vice President,       Since April 2000; Vice President, Operations -
                                    Western Division             Southeast Texas and New Mexico from December
                                                                 1996 to April 2000; Supervisor of West Texas
                                                                 from July 1987 to December 1996

Item 2.   Properties

      The Company owns its headquarters facility of approximately 14,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2002, the Company had 441 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2002, total lease expense was approximately $4.2 million, or an average of approximately $9,738 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2002.

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      Since November 26, 1991, the Company's Common Stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of June 21, 2002, there were 141 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stcok in nominee or "street" names through various brokerage firms.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's outstanding debt under its revolving credit facility was $76.9 million at March 31, 2002. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.75%. Based on the outstanding balance at March 31, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $769,000 on an annual basis.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      Information contained under the captions "Ownership of Shares by Certain Beneficial Owners as of June 21, 2002" and "Ownership of Common Stock of Management as of June 21, 2002" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

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

      Consolidated Financial Statements:

           Consolidated Balance Sheets at March 31, 2002 and 2001

           Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000

           Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000

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
                 1999                                                                                       10-Q

                                                                                 Filed Herewith (*),
                                                                               Non-Applicable (NA), or
                                                                                 or Incorporated by           Company
      Exhibit                                                                   Reference Previous       Registration
      Number                               Description                            Exhibit Number        No. or Report
      ---------------------------------------------------------------------------------------------------------------
      10.4+       Securityholders' Agreement dated as of September 19, 1991,              10.5             33-42879
                  between the Company and certain of its securityholders
      10.5+       World Acceptance Corporation Supplemental Income Plan                   10.7             2000 10-K
      10.6+       Board of Directors Deferred Compensation Plan                           10.6             2000 10-K
      10.7+       1992 Stock Option Plan of the Company                                      4             33-52166
      10.8+       1994 Stock Option Plan of the Company, as amended                       10.6             1995 10-K
      10.9+       The Company's Executive Incentive Plan                                  10.6             1994 10-K
      10.10+      World Acceptance Corporation Retirement Savings Plan                     4.1             333-14399
      10.11+      Executive Deferral Plan                                                10.12             2001 10-K
      13          Excerpts from 2002 Annual Report of the Company, with respect              *                    NA
                  to those portions incorporated by reference into this report
      21          Schedule of Company's subsidiaries                                         *                    NA
      23          Consent of KPMG LLP in connection with the Company's                       *                    NA
                  Registration Statements on Form S-8

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

                                  WORLD ACCEPTANCE CORPORATION

                                  By:  /s/ A. Alexander McLean, III
                                       -----------------------------------------
                                       A. Alexander McLean, III
                                       Executive Vice President and CFO
                                       Date:   June 28, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Signature
                         ----------

   /s/ Charles D. Walters
-----------------------------------------------------
Charles D. Walters, Chairman and Chief Executive Officer
(principal executive officer); Director

         Date:  June 28, 2002


   /s/ A. Alexander McLean, III
-----------------------------------------------------
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

         Date:  June 28, 2002



/s/ Douglas R. Jones
-----------------------------------------------------
Douglas R. Jones, President and Chief Operating Officer;
Director

         Date:  June 28, 2002



/s/ William S. Hummers, III
-----------------------------------------------------
William S. Hummers, III, Director

         Date:  June 28, 2002