Form 10-Q
period 2002-06-30
WORLD ACCEPTANCE CORP
filed 2002-08-14
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

For the transition period from_______________to_________________

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

                               X   Yes   ____ No

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, August 13, 2002.

          Common Stock, no par value                      17,642,102
     -----------------------------------           ------------------------
                  (Class)                                (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of June 30,
              2002 and March 31, 2002                                                              3

              Consolidated Statements of Operations for the
              three months ended June 30, 2002 and June 30, 2001                                   4

              Consolidated Statements of Shareholders' Equity for the
              year ended March 31, 2002 and the three months ended
              June 30, 2002                                                                        5

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 2002 and June 30, 2001                                   6

              Notes to Consolidated Financial Statements                                           7

Item 2.       Management's Discussion and Analysis of Financial                                    9
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                           14

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                    14

Item 2.       Changes in Securities                                                                14

Item 6.       Exhibits and Reports on Form 8-K                                                     15

Signatures                                                                                         17

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,         March 31,
                                                                      2002             2002
                                                                ---------------     -----------
                                  ASSETS
Cash                                                            $     4,723,271       3,222,266
Gross loans receivable                                              247,202,566     226,306,409
Less:
     Unearned interest and fees                                     (59,802,765)    (53,669,912)
     Allowance for loan losses                                      (14,224,955)    (12,925,644)
                                                                ---------------     -----------
         Loans receivable, net                                      173,174,846     159,710,853
Property and equipment, net                                           7,511,354       6,920,824
Other assets, net                                                    11,886,301      11,425,691
Intangible assets, net                                               14,762,090      13,967,315
                                                                ---------------     -----------
         Total assets                                           $   212,057,862     192,246,949
                                                                ===============     ===========

                    LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
    Senior notes payable                                             98,650,000      76,900,000
    Subordinated notes payable                                        6,000,000       6,000,000
    Other note payable                                                  482,000         482,000
    Income taxes payable                                              2,480,820       2,615,536
    Accounts payable and accrued expenses                             6,665,645       6,816,033
                                                                ---------------     -----------
       Total liabilities                                            114,278,465      92,813,569
                                                                ---------------     -----------

Shareholders' equity:
    Common stock, no par value                                                -               -
       Authorized 95,000,000 shares; issued and outstanding
        17,632,402 and 18,879,218 shares at June 30, 2002
        and March 31, 2002, respectively
    Additional paid-in capital                                                -         681,354
    Retained earnings                                                97,779,397     101,752,026
                                                                ---------------     -----------
         Total shareholders' equity                                  97,779,397     102,433,380
                                                                ---------------     -----------
                                                                $   212,057,862     195,246,949
                                                                ===============     ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three months ended
                                                                         June 30,
                                                            ---------------------------------
                                                                  2002                2001
                                                                  ----                ----
Revenues:
  Interest and fee income                                   $     29,996,379       26,651,367
  Insurance and other income                                       4,822,648        3,742,650
                                                            ----------------       ----------
    Total revenues                                                34,819,027       30,394,017
                                                            ----------------       ----------

Expenses:
  Provision for loan losses                                        6,363,304        5,203,514
  General and administrative expenses:
    Personnel                                                     13,643,018       11,900,892
    Occupancy and equipment                                        2,100,330        1,912,711
    Data processing                                                  430,033          413,794
    Advertising                                                      993,706          939,858
    Amortization of intangible assets                                549,599          426,958
    Other                                                          2,468,606        2,363,825
                                                            ----------------       ----------
                                                                  20,185,292       17,958,038

  Interest expense                                                 1,032,066        1,595,010
                                                            ----------------       ----------
    Total expenses                                                27,580,662       24,756,562
                                                            ----------------       ----------

Income before income taxes                                         7,238,365        5,637,455

Income taxes                                                       2,570,000        1,982,000
                                                            ----------------       ----------

Net income                                                  $      4,668,365        3,655,455
                                                            ================       ==========

Net income per common share:
   Basic                                                    $           0.25              .20
                                                            ================       ==========
   Diluted                                                  $           0.25              .19
                                                            ================       ==========

Weighted average common equivalent shares outstanding:
   Basic                                                          18,382,511       18,741,736
                                                            ================       ==========
   Diluted                                                        18,907,646       19,308,304
                                                            ================       ==========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                              Additional
                                                                Paid-in       Retained
                                                                Capital       Earnings         Total
                                                              -----------    -----------    -----------
Balances at March 31, 2001                                    $   313,655     82,412,879     82,726,534

Proceeds from exercise of stock options (442,136 shares),
 including tax benefit of $526,469                              2,546,634              -      2,546,634
Common stock repurchases (251,891 shares)                      (2,178,935)             -     (2,178,935)
Net income                                                              -     19,339,147     19,339,147
                                                              -----------    -----------    -----------

Balances at March 31, 2002                                    $   681,354    101,752,026    102,433,380

Proceeds from exercise of stock options (100,733 shares),
 including tax benefit of $101,586                                677,645              -        677,645
Common stock repurchases (1,347,549 shares)                    (1,358,999)    (8,640,994)    (9,999,993)
Net income                                                              -      4,668,365      4,668,365
                                                              -----------    -----------    -----------

Balances at June 30, 2002                                     $         -     97,779,397     97,779,397
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                   June 30,
                                                                        -----------------------------
                                                                             2002            2001
                                                                             ----            ----
Cash flows from operating activities:
 Net income                                                             $    4,668,365      3,655,455
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Provision for loan losses                                                  6,363,304      5,203,514
  Amortization of intangible assets                                            549,599        426,958
  Amortization of loan costs and discounts                                      15,544         34,964
  Depreciation                                                                 410,042        382,468
  Change in accounts:
    Other assets, net                                                         (476,154)      (537,724)
    Accounts payable and accrued expenses                                     (150,388)    (1,527,109)
    Income taxes payable                                                       (33,130)      (643,906)
                                                                        --------------   ------------

       Net cash provided by operating activities                            11,347,182      6,994,620
                                                                        --------------   ------------

Cash flows from investing activities:
 Increase in loans, net                                                    (12,128,774)    (8,592,987)
 Net assets acquired from office acquisitions,
  primarily loans                                                           (7,839,523)    (3,243,431)
 Purchases of premises and equipment                                          (859,572)      (609,708)
 Purchases of intangible assets                                             (1,344,374)      (450,500)
                                                                        --------------   ------------

       Net cash used by investing activities                               (22,172,243)   (12,896,626)
                                                                        --------------   ------------

Cash flows from financing activities:
 Proceeds from senior notes payable, net                                    21,750,000      4,850,000
 Repurchase of common stock                                                 (9,999,993)      (193,608)
 Proceeds from exercise of stock options                                       576,059        934,916
                                                                        --------------   ------------

       Net cash provided by financing activities                            12,326,066      5,591,308
                                                                        --------------   ------------

Increase (decrease) in cash                                                  1,501,005       (310,698)

Cash, beginning of period                                                    3,222,266      3,292,504
                                                                        --------------   ------------

Cash, end of period                                                     $    4,723,271      2,981,806
                                                                        ==============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest expense                                        $      939,102      1,412,835
  Cash paid for income taxes                                                 2,603,130      1,876,827
Supplemental schedule of noncash financing activities:
  Tax benefits from exercise of stock options                                  101,586        185,837

          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at June 30, 2002, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2002, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     Certain reclassification entries have been made for fiscal 2002 to conform with fiscal 2003 presentation. These reclassifications had no impact on shareholders' equity or net income.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the Company's audited financial statements and related notes for the year ended March 31, 2002, included in the Company's 2002 Annual Report to Shareholders.

NOTE 2 - COMPREHENSIVE INCOME

     The Company applies the provision of Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                Three months ended June 30,
                                              -----------------------------
                                                  2002             2001
                                              --------------    -----------

      Balance at beginning of period          $   12,925,644     12,031,622
      Provision for loan losses                    6,363,304      5,203,514
      Loan losses                                 (6,525,006)    (5,360,270)
      Recoveries                                     564,529        442,879
      Allowance on acquired loans,
       net of specific charge-offs                   896,484        339,652
                                              --------------    -----------
      Balance at end of period                $   14,224,955     12,657,397
                                              ==============    ===========

NOTE 4 - CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations," requires that upon adoption of SFAS No. 141, the Company must evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No.

141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company must reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company must test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     The Company adopted SFAS No. 142 effective April 1, 2002. The adoption of SFAS 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's carrying amount for goodwill associated with its previous acquisitions of certain consumer finance operations totaled $774,038. During the previous year, the amortization of goodwill approximated $166 thousand (pre-tax) and in the comparable quarter ended June 30, 2001, totaled $41.5 thousand (pre-tax). The amortization of goodwill ceased effective April 1, 2002. The Company also had previously recorded intangibles associated with non-compete agreements acquired in those same acquisitions of consumer finance operations with a carrying value of approximately $13.2 million. During the previous year, the amortization of intangibles approximated $1.8 million (pre-tax) and in the comparable quarter ended June 30, 2001, totaled $385 thousand (pre-tax). During the quarter ended June 30, 2002, amortization of intangibles approximated $550 thousand (pre-tax). The Company expects to record amortization expense related to intangibles of $2.2 million during fiscal 2003. The Company will complete its analysis of the fair value of its goodwill by September 30, 2002, and provide for any transitional impairment losses as the cumulative effect of a change in accounting principles.

     The amortization expense and net income of the Company for the quarters ended June 30, 2002, and June 30, 2001, follow:

                                              For the Quarter Ended June 30,
                                                 2002                 2001
                                              --------              --------
                                                       (thousands)
Net income                                    $  4,668              $  3,655
Goodwill amortization, net of tax                    -                    29
                                              --------              --------
Adjusted net income                              4,668                 3,684
                                              ========              ========

Basic earnings per share                      $   0.25              $   0.20
Goodwill amortization, net of tax                    -                     -
                                              --------              --------
Adjusted net income                               0.25                  0.20
                                              ========              ========

Basic earnings per share                      $   0.25              $   0.19
Goodwill amortization, net of tax                    -                     -
                                              --------              --------
Adjusted net income                               0.25                  0.19
                                              ========              ========

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                              Three months
                                                             ended June 30,
                                                         ---------------------
                                                            2002         2001
                                                         ----------    -------
                                                         (Dollars in thousands)

         Average gross loans receivable /(1)/            $  234,905     215,540
         Average loans receivable /(2)/                     176,992     164,025

         Expenses as a % of total revenue:
           Provision for loan losses                           18.3%       17.1%
           General and administrative                          58.0%       59.1%
           Total interest expense                               3.0%        5.2%

         Operating margin /(3)/                                23.8%       23.8%

         Return on average assets (annualized)                  9.2%        7.8%

         Offices opened or acquired, net                         13           4
         Total offices (at period end)                          454         424

----------

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

Comparison of Three Months Ended June 30, 2002, Versus
Three Months Ended June 30, 2001

     Net income rose to $4.7 million for the three months ended June 30, 2002, a 27.7% increase over the $3.7 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $1,038,000, or 14.4%, and a decrease in interest expense, offset partially by an increase in income taxes.

     Interest and fee income for the quarter ended June 30, 2002, increased by $3.3 million, or 12.6%, over the same period of the prior year. This increase resulted from a $13.0 million increase, or 7.9%, in average loans receivable over the two corresponding periods combined with an increase in yields on the loan portfolio due to changes in certain state laws.

     Insurance commissions and other income increased by $1.1 million, or 28.9%, over the two quarterly periods. Insurance commissions increased by $654,000, or 32.4%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance may be sold in conjunction with the loan. Other income increased by $426,000, or 24.7%, over the two corresponding quarters primarily due to the

                          WORLD ACCEPTANCE CORPORATION

Comparison of Three Months Ended June 30, 2002, Versus
Three Months Ended June 30, 2001, continued

introduction of certain ancillary products (motor club and accidental death and dismemberment insurance) in the state of Kentucky. Fees generated from tax return preparations also increased during the quarter, but this was offset by a reduction in revenue generated by ParaData, the Company's computer subsidiary. Most fees from the tax preparation business are recognized in the fourth fiscal quarter each year, and ParaData's revenue is dependent upon attracting new customers, which results in fluctuations in revenue and earnings.

     Total revenues rose to $34.8 million during the quarter ended June 30, 2002, a 14.6% increase over the $30.4 million for the corresponding quarter of the previous year. Revenues from the 419 offices open throughout both quarterly periods increased by approximately 9.7%. At June 30, 2002, the Company had 454 offices in operation, an increase of 13 offices from March 31, 2002.

     The provision for loan losses during the quarter ended June 30, 2002, increased by $1,160,000, or 22.3%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $6.0 million, a 21.2% increase over the $4.9 million charged off during the same quarter of fiscal 2002. As a percentage of average loans receivable, net charge-offs increased from 12.0% on an annualized basis from three months ended June 30, 2001 to 13.5% annualized for the most recent quarter. The Company expects this trend in charge-offs to continue at least through the third quarter.

     General and administrative expenses for the quarter ended June 30, 2002, increased by $2.2 million, or 12.4% over the same quarter of fiscal 2002. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 5.2% when comparing the two periods; and, as a percentage of total revenue, decreased from 59.1% during the prior year quarter to 58.0% during the most recent quarter.

     Interest expense decreased by $563,000, or 35.3%, over the two corresponding quarterly periods even though average debt outstanding increased by approximately 2.9% over these two periods. This decrease was due to the significant interest rate reductions that took place during fiscal 2002. The weighted average interest rate for borrowings under the revolving credit facility fell from 5.71% at June 30, 2001 to 3.63% at June 30, 2002.

     The Company's effective income tax rate increased slightly from 35.2% during the first quarter of fiscal 2002 to 35.5% during the most recent quarter due to a decreased impact of certain favorable permanent differences over a larger expected earnings base.

Liquidity and Capital Resources

     The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. As the Company's gross loans receivable increased from $149.6 million at March 31, 1999 to $226.3 million at March 31, 2002, net cash provided by operating activities for fiscal years 2000, 2001, and 2002 increased from $31.9 million, to $39.1 million to $48.3 million, respectively.

     The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001 and 252,000 shares in fiscal 2002 for aggregate purchase prices of $724,000, $1,434,000, and $2,179,000 respectively. During the first quarter of fiscal 2003, the Company repurchased 1,347,549 shares for $9,997,993. The Company believes stock repurchases to be a viable component of the Company's long-term financial strategy and an excellent use of excess cash when the opportunity arises.

In addition, the Company plans to open or acquire at least 20 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2002. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

     The Company acquired 11 offices and a number of loan portfolios from competitors in seven states in 16 separate transactions during the first quarter of fiscal 2003. Gross loans receivable purchased in these transactions were approximately $10.7 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

     The Company has a $125.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2004. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At June 30, 2002, the interest rate on borrowings under the revolving credit facility was 3.63%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2002, $98.7 million was outstanding under this facility, and there was $26.3 million of unused borrowing availability under the borrowing base limitations.

     The Company has $6.0 million of senior subordinated secured notes with an insurance company. These notes mature in annual installments of $2.0 million on each June 30, from 2002 through 2004, and bear interest at 10.0%, payable quarterly. The notes were issued at a discounted price equal to 99.6936% and may be prepaid subject to certain prepayment penalties. Borrowings under the revolving credit facility and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

     The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company believes that it is in compliance with these agreements and does not believe that these agreements will materially limit its business and expansion strategy.

     The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the senior subordinated notes. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

                          WORLD ACCEPTANCE CORPORATION

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

Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A related statement, SFAS No. 141, "Business Combinations," requires that upon adoption of SFAS No. 141, the Company must evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company must reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company must test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     The Company adopted SFAS No. 142 effective April 1, 2002. The adoption of SFAS No. 142 did not have a material effect on results of operations during the first quarter. As of the date of adoption, the Company's carrying amount for goodwill associated with its previous acquisitions of certain consumer finance operations totaled $774,038. During the previous year, the amortization of goodwill approximated $166 thousand (pre-tax) and in the comparable quarter ended June 30, 2001, totaled $41.5 thousand (pre-tax). The amortization of goodwill ceased effective April 1, 2002. The Company also had previously recorded intangibles associated with non-compete agreements acquired in those same acquisitions of consumer finance operations with a carrying value of approximately $13.2 million. During the previous year, the amortization of intangibles approximated $1.8 million (pre-tax) and in the comparable quarter ended June 30, 2001, totaled $385 thousand (pre-tax). During the quarter ended June 30, 2002, amortization of intangibles approximated $550 thousand (pre-tax). The Company expects to record amortization expense related to intangibles of 2.2 million during fiscal 2003. The Company will complete its analysis of the fair value of its goodwill by September 30, 2002, and provide for any transitional impairment losses as the cumulative effect of a change in accounting principles.

     The amortization expense and net income of the Company for the quarters ended June 30, 2002, and June 30, 2001, follow:

                                                  For the Quarter Ended June 30,
                                                    2002                  2001
                                                  --------              --------
                                                           (thousands)
     Net income                                   $  4,668              $  3,655
     Goodwill amortization, net of tax                   -                    29
                                                  --------              --------
     Adjusted net income                             4,668                 3,684
                                                  ========              ========

     Basic earnings per share                     $   0.25              $   0.20
     Goodwill amortization, net of tax                   -                     -
                                                  --------              --------
     Adjusted net income                              0.25                  0.20
                                                  ========              ========

     Basic earnings per share                     $   0.25              $   0.19
     Goodwill amortization, net of tax                   -                     -
                                                  --------              --------
     Adjusted net income                              0.25                  0.19
                                                  ========              ========

     In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002, with no material effect on the Company.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishments of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

     The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary item will be reclassified. The adoption of SFAS 145 is not expected to have a material impact on the Company.

     In June 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company's outstanding debt under the Revolving Credit Facility was $98.7 million at June 30, 2002. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.85%. Based on the outstanding balance at June 30, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $987,000 on an annual basis.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.    Changes in Securities

           The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See "Management's Discussion of Liquidity and Capital Resources."

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

10.11+        Executive Deferral Plan                                             10.12           2001 10-K

99.1          Certification of Chief Executive Officer                            *

99.2          Certification of Chief Financial Officer                            *

+   Management Contract or other compensatory plan required to be filed under
Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

*   Filed herewith.

           (b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WORLD ACCEPTANCE CORPORATION


Dated:  August 13, 2002                   /s/ C. D. Walters
                                      -----------------------------------
                                      C. D. Walters, Chairman, and
                                      Chief Executive Officer


Dated:  August 13, 2002                  /s/ A. A. McLean III
                                      ------------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer