Form 10-Q
period 2002-09-30
WORLD ACCEPTANCE CORP
filed 2002-11-14
CIK 108385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to  _______________________


                         Commission File Number: 0-19599
                                                 -------

                          WORLD ACCEPTANCE CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter.)


               South Carolina                        57-0425114
     --------------------------------      -------------------------------
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

                            X      Yes                No
                         ---------         ----------


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date, November 14, 2002.

     Common Stock, no par value                     17,518,178
  -------------------------------       --------------------------------
            (Class)                               (Outstanding)

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.       Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets as of September 30,
              2002 and March 31, 2002                                                                3

              Consolidated Statements of Operations for the three month periods and
              six month periods ended September 30, 2002 and September 30, 2001                      4

              Consolidated Statements of Shareholders' Equity for the
              year ended March 31, 2002 and the six months ended
              September 30, 2002                                                                     5

              Consolidated Statements of Cash Flows for the three month periods and
              six month periods ended September 30, 2002 and September 30, 2001                      6

              Notes to Consolidated Financial Statements                                             7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            14

Item 4.       Controls and Procedures                                                               14



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                     15

Item 2.       Changes in Securities                                                                 15

Item 4.       Submission of Matters to a Vote of Security Holders                                   15

Item 6.       Exhibits and Reports on Form 8-K                                                      16


Signatures                                                                                          18

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              September 30,             March 31,
                                                                                  2002                    2002
                                                                             -------------           --------------
                                  ASSETS

Cash                                                                         $   4,154,717                3,222,266
Gross loans receivable                                                         255,186,565              226,306,409
Less:
     Unearned interest and fees                                                (62,689,770)             (53,669,912)
     Allowance for loan losses                                                 (14,595,411)             (12,925,644)
                                                                             -------------            -------------
         Loans receivable, net                                                 177,901,384              159,710,853
Property and equipment, net                                                      7,649,169                6,920,824
Other assets, net                                                               12,333,824               11,425,691
Intangible assets, net                                                          15,342,654               13,967,315
                                                                             -------------            -------------
         Total assets                                                        $ 217,381,748              195,246,949
                                                                             =============            =============


                     LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Senior notes payable                                                      105,100,000               76,900,000
     Subordinated notes payable                                                  4,000,000                6,000,000
     Other note payable                                                            482,000                  482,000
     Accounts payable and accrued expenses                                       5,091,017                9,431,569
                                                                             -------------            -------------
         Total liabilities                                                     114,673,017               92,813,569
                                                                             -------------            -------------

Shareholders' equity:
     Common stock, no par value                                                          -                        -
         Authorized 95,000,000 shares; issued and outstanding
         17,686,302 and 18,879,218 shares at September 30, 2002
         and March 31, 2002, respectively
     Additional paid-in capital                                                    305,931                  681,354
     Retained earnings                                                         102,402,800              101,752,026
                                                                             -------------            -------------
         Total shareholders' equity                                            102,708,731              102,433,380
                                                                             -------------            -------------
                                                                             $ 217,381,748              195,246,949
                                                                             =============            =============


          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                  Six months ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2002               2001            2002               2001
                                                     ----               ----            ----               ----
Revenues:
   Interest and fee income                      $ 32,340,709        27,852,989       62,337,088       54,504,356
   Insurance and other income                      3,804,927         3,471,251        8,627,575        7,213,901
                                                ------------     -------------     ------------    -------------
     Total revenues                               36,145,636        31,324,240       70,964,663       61,718,257
                                                ------------     -------------     ------------    -------------

Expenses:
   Provision for loan losses                       7,604,577         6,902,167       13,967,881       12,105,681
                                                ------------     -------------     ------------    -------------
   General and administrative expenses:
     Personnel                                    13,067,707        11,110,932       26,710,725       23,011,824
     Occupancy and equipment                       2,251,524         2,027,227        4,351,854        3,939,938
     Data processing                                 438,448           420,126          868,481          833,920
     Advertising                                   1,020,991           809,371        2,014,697        1,749,229
     Amortization of intangible assets               536,882           486,211        1,086,481          913,169
     Other                                         2,890,257         2,419,936        5,358,863        4,783,761
                                                ------------     -------------     ------------    -------------
                                                  20,205,809        17,273,803       40,391,101       35,231,841
                                                ------------     -------------     ------------    -------------

   Interest expense                                1,168,847         1,525,012        2,200,913        3,120,022
                                                ------------     -------------     ------------    -------------
        Total expenses                            28,979,233        25,700,982       56,559,895       50,457,544
                                                ------------     -------------     ------------    -------------

Income before income taxes                         7,166,403         5,623,258       14,404,768       11,260,713

Income taxes                                       2,543,000         1,950,000        5,113,000        3,932,000
                                                ------------     -------------     ------------    -------------

Net income                                      $  4,623,403         3,673,258        9,291,768        7,328,713
                                                ============     =============     ============    =============

Net income per common share:
     Basic                                      $        .26               .20              .52              .39
                                                ============     =============     ============    =============
     Diluted                                    $        .26               .19              .50              .38
                                                ============     =============     ============    =============

Weighted average common shares outstanding:
     Basic                                        17,647,270        18,828,202       18,014,891       18,784,969
                                                ============     =============     ============    =============
     Diluted                                      18,070,289        19,589,543       18,488,968       19,448,923
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

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Additional
                                                                        Paid-in         Retained
                                                                        Capital         Earnings         Total
                                                                       ----------     ------------    -----------
Balances at March 31, 2001                                             $  313,655       82,412,879     82,726,534

Proceeds from exercise of stock options (442,136 shares),
     including tax benefit of $526,469                                  2,546,634                -      2,546,634
Common stock repurchases (251,891 shares)                              (2,178,935)               -     (2,178,935)
Net income                                                                      -       19,339,147     19,339,147
                                                                       ----------     ------------    -----------


Balances at March 31, 2002                                             $  681,354      101,752,026    102,433,380


Proceeds from exercise of stock options (162,933 shares),
     including tax benefit of $170,970                                    983,576                -        983,576
Common stock repurchases (1,347,549 shares)                            (1,358,999)      (8,640,994)    (9,999,993)
Net income                                                                      -        9,291,768      9,291,768
                                                                      -----------     ------------    -----------

Balances at September 30, 2002                                         $  305,931      102,402,800    102,708,731
                                                                      ===========     ============    ===========

          See accompanying notes to consolidated financial statements.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three months ended             Six months ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2002             2001          2002            2001
                                                             ----             ----          ----            ----
Cash flows from operating activities:
    Net income                                            $ 4,623,403      3,673,258      9,291,768      7,328,713
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for loan losses                            7,604,577      6,902,167     13,967,881     12,105,681
       Amortization of intangible assets                      536,882        486,211      1,086,481        913,169
       Amortization of loan costs and discounts                34,759         47,549         50,303         82,513
       Depreciation                                           412,481        393,369        822,523        775,837
       Change in accounts:
          Other assets, net                                  (482,282)       462,971       (958,436)       (74,753)
          Accounts payable and accrued expenses            (3,986,064)      (575,342)    (4,169,582)    (2,746,357)
                                                          -----------    -----------    -----------    -----------

              Net cash provided by operating activities     8,743,756     11,390,183     20,090,938     18,384,803
                                                          -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Increase in loans, net                                (10,466,382)    (5,670,166)   (22,595,156)   (14,263,153)
    Net assets acquired from office acquisitions,
       primarily loans                                     (1,879,733)    (4,970,585)    (9,719,256)    (8,214,019)
    Purchases of intangible assets                         (1,117,446)    (1,456,648)    (2,461,820)    (1,907,148)
    Purchase of premises and equipment                       (535,296)      (509,089)    (1,394,868)    (1,118,797)
                                                          -----------    -----------    -----------    -----------

              Net cash used by investing activities       (13,998,857)   (12,606,491)   (36,171,100)   (25,503,117)
                                                          -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds of senior notes payable, net                   6,450,000      4,950,000     28,200,000      9,800,000
    Repayment of senior subordinated notes                 (2,000,000)    (2,000,000)    (2,000,000)    (2,000,000)
    Proceeds from exercise of stock options                   236,547        565,955        812,606      1,500,871
    Common stock repurchases                                        -     (1,851,141)    (9,999,993)    (2,044,749)
                                                          -----------    ------------   -----------    -----------


              Net cash provided by financing activities     4,686,547      1,664,814     17,012,613      7,256,122
                                                          -----------    -----------    -----------    -----------

Increase (decrease) in cash                                  (568,554)       448,506        932,451        137,808

Cash, beginning of period                                   4,723,271      2,981,806      3,222,266      3,292,504
                                                          -----------    -----------    -----------    -----------

Cash, end of period                                       $ 4,154,717      3,430,312      4,154,717      3,430,312
                                                          ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                        $ 1,267,375      1,482,946      2,206,477      2,895,781
    Cash paid for income taxes                              6,731,426      3,329,280      9,334,556      5,206,107
Supplemental schedule of noncash financing activities:
    Tax benefits from exercise of stock options                69,384        155,053        170,970        340,890


          See accompanying notes to consolidated financial statements.

                  WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of the Company at September 30, 2002, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2002, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

                                                            Three months                      Six months
                                                         ended September 30,              ended September 30,
                                                     ---------------------------      --------------------------
                                                         2002           2001             2002            2001
                                                         ----           ----             ----            ----
         Balance at beginning of period              $14,224,955      12,657,397       12,925,644    12,031,622
         Provision for loan losses                     7,604,577       6,902,167       13,967,881    12,105,681
         Loan losses                                  (7,581,982)     (6,634,965)     (14,106,988)  (11,995,235)
         Recoveries                                      574,500         442,791        1,139,029       885,670
         Allowance on acquired loans, net
           of specific charge-offs                      (226,639)        503,827          669,845       843,479
                                                     -----------     -----------     ------------  ------------
         Balance at end of period                    $14,595,411      13,871,217       14,595,411    13,871,217
                                                     ===========     ===========     ============  ============


NOTE 4 - CURRENT ACCOUNTING ISSUES

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144").

     In connection with the transitional goodwill, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of April 1, 2002. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had until September 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," is compared to its carrying amount, both of which would be measured as of April 1, 2002.

     The Company has completed its analysis of the fair value of its intangible assets. The Company is currently completing the second step of its impairment analysis and does not expect to record a transitional impairment loss. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended December 31, 2002 (although it will not be reflected in the third quarter of fiscal 2003 results since the impairment is reflected as of April 1, 2002). There was no change in the carrying amount of goodwill at September 30, 2002 compared to March 31, 2002.

     As of the April 2002 adoption of SFAS 142, the Company had unamortized goodwill in the amount of $774,000 unamortized identifiable intangible assets in the amount of $13.0 million and unamortized unidentifiable intangible assets in the amount of $178,000 related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective April 1, 2002. The amortization of goodwill approximated $166,000 (pre-tax) during fiscal 2002 and $95,000 (pre-tax) during the six months ended September 30, 2001. The Company will continue to amortize the identifiable intangible assets, which relate to the cost of acquiring existing customers and the value assigned to non-compete agreements and unidentifiable intangible assets from branch purchases.

     The amortization expense and net income of the Company for the three month and six month periods ended September 30, 2002 and 2001 follow:

                                                          Three months             Six months
                                                       ended September 30,     ended September 30,
                                                       -------------------     -------------------
                                                        2002          2001        2002       2001
                                                        ----          ----        ----       ----
                                                                        (thousands)
          Net income                                  $4,623         3,673       9,292       7,329
          Goodwill amortization, net of tax               --            33          --          62
                                                      ------        ------      ------      ------
          Adjusted net income                         $4,623         3,706       9,292       7,391
                                                      ======        ======      ======      ======

          Basic earnings per share                    $  .26           .20         .52         .39
          Goodwill amortization, net of tax               --            --          --          --
                                                      ------        ------      ------      ------
          Adjusted net income                         $  .26           .20         .52         .39
                                                      ======        ======      ======      ======

          Diluted earnings per share                  $  .26           .19         .50         .38
          Goodwill amortization, net of tax               --            --          --          --
                                                      ------        ------      ------      ------
          Adjusted net income                         $  .26           .19         .50         .38
                                                      ======        ======      ======      ======

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

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

                                                                   Three months                    Six months
                                                                ended September 30,            ended September 30,
                                                                -------------------            -------------------
                                                                2002           2001            2002         2001
                                                                ----           ----            ----         ----
                                                              (Dollars in thousands)
         Average gross loans receivable /(1)/               $  252,379       225,054          243,133       220,094
         Average loans receivable /(2)/                        189,552       170,435          182,892       167,079

         Expenses as a % of total revenue:
           Provision for loan losses                              21.0%         22.0%            19.7%         19.6%
           General and administrative                             55.9%         55.1%            56.9%         57.1%
           Total interest expense                                  3.2%          4.9%             3.1%          5.1%

         Operating margin /(3)/                                   23.1%         22.8%            23.4%         23.3%

         Return on average assets (annualized)                     8.6%          7.6%             8.9%          7.7%

         Offices opened or acquired, net                             7            10               20            14
         Total offices (at period end)                             461           434              461           434

_____________

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

Comparison of Three Months Ended September 30, 2002, Versus
Three Months Ended September 30, 2001

      Interest and fee income for the quarter ended September 30, 2002, increased by $4.5 million, or 16.1%, over the same period of the prior year. This increase resulted from a $19.1 million increase, or 11.2%, in average loans receivable over the two corresponding periods. The large increase in average loans receivable over the two corresponding quarters was due primarily to several acquisitions during the first six months of the fiscal year. The company has acquired approximately 14,400 accounts, or approximately $13.6 million in gross loans, in 25 separate transactions during the current fiscal year.

      Insurance commissions and other income increased by $334,000, or 9.6%, when comparing the two quarterly periods. Insurance commissions increased by $226,000, or 11.2%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $108,000, or 7.4%. While the sale of certain ancillary products such as Motor Club and Accidental Death and Dismemberment policies grew by approximately $326,000, or 69.5%, due to the introduction of these products in Kentucky, this was partially offset by an additional accrual of $305,000 for a required payment to an outside consultant for early termination of a contract. This

                          WORLD ACCEPTANCE CORPORATION

Comparison of Three Months Ended September 30, 2002, Versus
Three Months Ended September 30, 2001, continued

consultant provided services in our income tax preparation business, under a fee splitting basis; therefore the accrual was reflected as a reduction of our tax preparation fees. Income from ParaData, our computer subsidiary, increased by $72,000, or 12.2%.

     Total revenues rose to $36.1 million during the quarter ended September 30, 2002, a 15.4% increase over the $31.3 million for the corresponding quarter of the previous year. Revenues from the 414 offices open throughout both quarters increased by approximately 8.8%, primarily due to increased balances of loans receivable in those offices. At September 30, 2002, the Company had 461 offices in operation, an increase of 20 offices from March 31, 2002.

     The provisions for loan losses during the quarter ended September 30, 2002, increased by $702,000, or 10.2% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $7.0 million, a 13.2% increase over the $6.2 million charged off during the same quarter of fiscal 2002. As a percentage of average loans receivable, net charge-offs increased to 14.8% on an annualized basis for three months ended September 30, 2002, from 14.5% annualized for the prior year quarter. Management does not currently believe that loan losses will continue to rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company's financial performance.

     General and administrative expenses for the quarter ended September 30, 2002, increased by $2.9 million, or 17.0% over the same quarter of fiscal 2002. This increase is due primarily to an increase in personnel cost over the two quarterly periods as a result of the 27 net new offices open or acquired between September 30, 2001 and September 30, 2002. Overall, general and administrative expenses as a percent of total revenues increased slightly from 55.1% during the quarter ended September 30, 2001 to 55.9% during the most recent quarter. Management expects this expense ratio to improve over the remainder of the fiscal year as personnel growth should level off and revenues from the new offices will increase as we enter our busiest quarter for loan demand, as well as our tax preparation season.

     Interest expense decreased by $356,000, or 23.4%, primarily as a result of the reduction of interest rates during the past year, even though average debt increased by 9.5% when comparing the two quarterly periods.

     The Company's effective income tax rate increased slightly to 35.5% from 34.7% when comparing the two quarters due to an expected increase in state income taxes.

     Net income rose to $4.6 million during the three months ended September 30, 2002, a 25.9% increase over the $3.7 million earned during the corresponding three-month period of the previous year.

Comparison of Six Months Ended September 30, 2002,
Versus Six Months Ended September 30, 2001

     For the six-month period ended September 30, 2002, net income amounted to $9.3 million. This represents a $2.0 million, or 26.8%, increase when comparing the two six-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $2.2 million, or 15.5%, over the two periods. This increase was in addition to a decrease in interest expense, offset by an increase in income taxes.

     Total revenues amounted to $71.0 million during the current six-month period, an increase of $9.2 million, or 15.0%, over the prior-year period. This increase resulted from increases in interest and fee income of 14.4%, insurance commissions of 21.8% and other income of 16.8%. The increase in interest and fee income resulted from the increase in average loans receivable of 9.5% when comparing the two six-month periods. Revenues from the 414 offices open throughout both six-month periods increased approximately 9.2%.

     The provision for loan losses increased by $1.9 million, or 15.4%, during the current six-month period when compared to the same period of fiscal 2002. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $13.0 million during the six-months ended September 30, 2002, a $1.9 million, or 16.7%, increase over the $11.1 million charged-off during the September 30, 2001 period. As a percentage of average loans receivable, annualized net charge-offs rose to 14.2% during the current period from 13.3% during the same period of fiscal 2002.

General and administrative expenses increased by $5.2 million, or 14.6%, over the two six-month periods. This increase resulted from the 27 net new offices added during the 12 month period ending September 30, 2002. As a percent of total revenues, general and administrative expenses decreased from 57.1% during the six month of fiscal 2002 to 56.9% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 7.6% when comparing the two-six month periods.

     Interest expense decreased by $919,000 when comparing the two six-month periods, a decrease of 29.5%. This reflects the decrease in interest rates during the past year.

     The effective income tax rate increased slightly to 35.5% during the six months ended September 30, 2002, from 34.9% during the same period ended September 30, 2001 due to higher expected state income taxes.

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

     The Company repurchased 144,000 shares of its common stock in fiscal 2000, 275,000 shares in fiscal 2001 and 252,000 shares in fiscal 2002 for aggregate purchase prices of $724,000, $1,434,000, and $2,179,000 respectively. During the first quarter of fiscal 2003, the Company repurchased 1,347,549 shares for $9,999,993. The Company believes stock repurchases to be a viable component of the Company's long-term financial strategy and an excellent use of excess cash when the opportunity arises.

     In addition, the Company plans to open or acquire at least 20 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2002. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

     The Company acquired 12 offices and a number of loan portfolios from competitors in seven states in 25 separate transactions during the first six months of fiscal 2003. Gross loans receivable purchased in these transactions were approximately $13.6 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

     The Company has a $125.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2004. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At September 30, 2002, the interest rate on borrowings under the revolving credit facility was 3.72%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2002, $105.1 million was outstanding under this facility, and there was $19.9 million of unused borrowing availability under the borrowing base limitations.

     The Company has $4.0 million of senior subordinated secured notes with an insurance company. These notes mature in annual installments of $2.0 million on each June 30, 2003 and 2004, and bear interest at 10.0%, payable quarterly. The notes were issued at a discounted price equal to 99.6936% and may be prepaid subject to certain prepayment penalties. Borrowings under the revolving credit facility and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

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

Impact of Recently Issued Accounting Standards

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144").

     In connection with the transitional goodwill, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of April 1, 2002. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had until September 30, 2002, to determine the fair value of each reporting unit and compare it to the

                          WORLD ACCEPTANCE CORPORATION
reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," is compared to its carrying amount, both of which would be measured as of April 1, 2002.

     The Company has completed its analysis of the fair value of its intangible assets. The Company is currently completing the second step of its impairment analysis and does not expect to record a transitional impairment loss. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended December 31, 2002 (although it will not be reflected in the third quarter of fiscal 2003 results since the impairment is reflected as of April 1, 2002). There was no change in the carrying amount of goodwill at September 30, 2002 compared to March 31, 2002.

     As of the April 2002 adoption of SFAS 142, the Company had unamortized goodwill in the amount of $774,000 unamortized identifiable intangible assets in the amount of $13.0 million and unamortized unidentifiable intangible assets in the amount of $178,000 related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective April 1, 2002. The amortization of goodwill approximated $166,000 (pre-tax) during fiscal 2002 and $95,000 (pre-tax) during the six months ended September 30, 2001. The Company will continue to amortize the identifiable intangible assets, which relate to the cost of acquiring existing customers and the value assigned to non-compete agreements and unidentifiable intangible assets from branch purchases.

     In August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1,2 002, with no material effect on the Company.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishments of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

     The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years and early adoption is encouraged. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary items will be reclassified. The adoption of SFAS 145 is not expected to have a material impact on the Company.

     In June 2002, the FASB issues SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS 146 requires that a liability of a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

                          WORLD ACCEPTANCE CORPORATION

Forward-Looking Information

     This report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements," within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," "believe," "plan," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company's actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company's markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company's other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's outstanding debt under the Revolving Credit Facility was $105.1 million at September 30, 2002. Interest on borrowings under this facility is based, at the Company's option, on the prime rate or LIBOR plus 1.85%. Based on the outstanding balance at September 30, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

Item 4.  Controls and Procedures

         (a)  Evaluation of Disclosure Control and Procedures

              World Acceptance Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the company's disclosure controls and procedures as of November 11, 2002, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

              There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to November 11, 2002.

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

         (a)  The 2002 Annual Meeting of Shareholders was held on August 7,
              2002.

         (b) Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

         (c) At the 2002 Annual Meeting of Shareholders, the following three matters were voted upon and passed. The tabulation of votes was:

              (1) The election of seven Directors to serve until the 2003 Annual Meeting of Shareholders:

                                                  VOTES IN FAVOR            VOTES WITHHELD*
                                                  --------------           ---------------
              Ken R. Bramlett, Jr.                  15,450,358                   791,469
                                                  ---------------           ----------------
              James R. Gilreath                     15,449,158                   792,669
                                                  ---------------           ----------------
              William S. Hummers III                15,450,358                   791,469
                                                  ---------------           ----------------
              Douglas R. Jones                      14,786,817                  1,455,010
                                                  ---------------           ----------------
              A. Alexander McLean III               14,783,848                  1,457,979
                                                  ---------------           ----------------
              Charles D. Walters                    14,785,100                  1,456,727
                                                  ---------------           ----------------
              Charles D. Way                        15,450,358                   791,469
                                                  ---------------           ----------------

              (2)  The approval of the 2002 Stock Option Plan.

                    VOTES IN FAVOR     VOTES AGAINST      ABSTENTIONS*
                   ----------------  ----------------  ----------------

                      15,022,609         1,214,671           4,547
                   ----------------  ----------------  ----------------

              (3)  The ratification of the selection of KPMG LLP as Independent
                   Auditors:

                    VOTES IN FAVOR     VOTES AGAINST      ABSTENTIONS*
                   ----------------  ----------------  ----------------

                      16,207,150          32,977             1,700
                   ----------------  ----------------  ----------------

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

10.8+         1994 Stock Option Plan of the Company, as amended                   10.6            1995 10-K

10.9+         2002 Stock Option Plan of the Company                               Appendix A      Definitive Proxy
                                                                                                  Statement on
                                                                                                  Schedule 14A
                                                                                                  for 2002 Annual
                                                                                                  Meeting

10.10+        The Company's Executive Incentive Plan                              10.6            1994 10-K

10.11+        World Acceptance Corporation Retirement Savings Plan                 4.1            333-14399

10.12+        Executive Deferral Plan                                             10.12           2001 10-K

99.1          Certification of Chief Executive Officer                            *

99.2          Certification of Chief Financial Officer                            *

+ Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

*   Filed herewith.

       (b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

                          WORLD ACCEPTANCE CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WORLD ACCEPTANCE CORPORATION



Dated:  November 14, 2002                /s/ C. D. Walters
                                      ------------------------------------------
                                      C. D. Walters, Chairman, and
                                      Chief Executive Officer

Dated:  November 14, 2002                /s/ A. A. McLean III
                                      ------------------------------------------
                                      A. A. McLean III, Executive Vice President
                                      and Chief Financial Officer


CERTIFICATIONS

I, Charles D. Walters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of World Acceptance Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and;

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 14, 2002                  /s/ C.D. Walters
                                             -----------------------------------
                                             C. D. Walters
                                             Chairman and CEO

I, A.A. McLean III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of World Acceptance Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and;

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    November 14, 2002                  /s/ A.A. McLean III
                                             -----------------------------------
                                             A.A. McLean III
                                             Executive Vice President and CFO