Form 10-Q
period 2002-12-31
WORLD ACCEPTANCE CORP
filed 2003-02-14
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

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

(Zip Code)

(864) 298-9800

(registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X      Yes                     No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, February 14, 2003.

Common Stock, no par value (Class)	17,526,478 (Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets as of December 31, 2002, and March 31, 2002	3
	Consolidated Statements of Operations for the three-month periods and nine-month periods ended December 31, 2002, and December 31, 2001	4
	Consolidated Statements of Shareholders’ Equity for the year ended March 31, 2002, and the nine-month period ended December 31, 2002	5
	Consolidated Statements of Cash Flows for the three-month periods and nine-month periods ended December 31, 2002, and December 31, 2001	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three-month periods and nine-month periods ended December 31, 2002, and December 31, 2001	9
Item 3.	Quantitative and Qualitative Disclosures about market risk	14
Item 4.	Controls and Procedures	14

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		18

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Cash	$3,703,417	3,222,266
Gross loans receivable	300,751,024	226,306,409
Less:
Unearned interest and fees	(74,136,259)	(53,669,912)
Allowance for loan losses	(17,816,857)	(12,925,644)

Loans receivable, net	208,797,908	159,710,853
Property and equipment, net	7,591,893	6,920,824
Other assets, net	12,609,044	11,425,691
Intangible assets, net	15,097,337	13,967,315

	$247,799,599	195,246,949

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	131,650,000	76,900,000
Subordinated notes payable	4,000,000	6,000,000
Other note payable	482,000	482,000
Accounts payable and accrued expenses	6,894,727	9,431,569

Total liabilities	143,026,727	92,813,569

Shareholders’ equity:
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 17,526,478 and 18,879,218 shares at December 31, 2002 and March 31, 2002, respectively	—	—
Additional paid-in capital	—	681,354
Retained earnings	104,772,872	101,752,026

Total shareholders’ equity	104,772,872	102,433,380

	$247,799,599	195,246,949

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Revenues:
Interest and fee income	$33,442,181	30,326,909	95,779,269	84,831,265
Insurance and other income	5,592,430	4,437,658	14,220,005	11,651,559

Total revenues	39,034,611	34,764,567	109,999,274	96,482,824

Expenses:
Provision for loan losses	10,208,829	8,571,870	24,176,710	20,677,551

General and administrative expenses:
Personnel	13,363,907	12,356,922	40,074,632	35,368,746
Occupancy and equipment	2,215,309	1,999,989	6,567,163	5,939,927
Data processing	447,284	428,097	1,315,765	1,262,017
Advertising	2,850,176	2,282,279	4,864,873	4,031,508
Amortization of intangible assets	530,440	537,084	1,616,921	1,450,253
Other	3,044,517	2,672,521	8,403,380	7,456,282

	22,451,633	20,276,892	62,842,734	55,508,733

Interest expense	1,175,831	1,243,662	3,376,744	4,363,684

Total expenses	33,836,293	30,092,424	90,396,188	80,549,968

Income before income taxes	5,198,318	4,672,143	19,603,086	15,932,856
Income taxes	1,846,000	1,633,000	6,959,000	5,565,000

Net income	$3,352,318	3,039,143	12,644,086	10,367,856

Net income per common share:
Basic	$19	16	71	55

Diluted	$19	16	69	54

Weighted average common shares outstanding:
Basic	17,550,523	18,771,555	17,860,101	18,780,498

Diluted	17,936,993	19,229,989	18,304,976	19,375,945

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2001	$313,655	82,412,879	82,726,534
Proceeds from exercise of stock options (442,136 shares), including tax benefit of $526,469	2,546,634	—	2,546,634
Common stock repurchases (251,891 shares)	(2,178,935)	—	(2,178,935)
Net income	—	19,339,147	19,339,147

Balances at March 31, 2002	681,354	101,752,026	102,433,380
Proceeds from exercise of stock options (260,909 shares), including tax benefit of $275,914	1,696,399	—	1,696,399
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income for the nine months	—	12,644,086	12,644,086

Balances at December 31, 2002	$—	104,772,872	104,772,872

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income	$3,352,318	3,039,143	12,644,086	10,367,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,208,829	8,571,870	24,176,710	20,677,551
Amortization of intangible assets	530,440	537,084	1,616,921	1,450,253
Amortization of loan costs and discounts	36,065	26,885	86,368	109,398
Depreciation	418,078	400,860	1,240,601	1,176,697
Change in accounts:
Other assets, net	(311,285)	(498,918)	(1,269,721)	(573,671)
Accounts payable and accrued expenses	1,908,654	(1,107,637)	(2,260,928)	(8,853,994)

Net cash provided by operating activities	16,143,099	10,969,287	36,234,037	29,354,090

Cash flows from investing activities:
Increase in loans, net	(34,170,681)	(25,193,133)	(56,765,837)	(39,585,185)
Net assets acquired from office acquisition, primarily loans	(6,990,407)	(1,924,393)	(16,709,663)	(10,009,513)
Purchases of premises and equipment	(305,067)	(415,322)	(1,699,935)	(1,534,119)
Purchases of intangible assets	(285,123)	(548,235)	(2,746,943)	(2,455,383)

Net cash used by investing activities	(41,751,278)	(28,081,083)	(77,922,378)	(53,584,200)

Cash flows from financing activities:
Proceeds of senior notes payable, net	26,550,000	17,350,000	54,750,000	27,150,000
Repayment of term notes	—	—	(2,000,000)	(2,000,000)
Proceeds from exercise of stock options	607,879	116,495	1,420,485	1,617,366
Common stock repurchases	(2,001,000)	—	(12,000,993)	(2,044,749)

Net cash provided by financing activities	25,156,879	17,466,495	42,169,492	24,722,617

Increase (decrease) in cash	(451,300)	354,699	481,151	492,507
Cash, beginning of period	4,154,717	3,430,312	3,222,266	3,292,504

Cash, end of period	$3,703,417	3,785,011	3,703,417	3,785,011

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,122,933	1,381,468	3,329,410	4,277,249
Cash paid for income taxes	2,146,146	3,962,002	11,480,702	9,168,109
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	104,944	23,965	275,914	364,855

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2002, and for the periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2002, and the results of operations and cash flows for the periods then ended, have been included. The results for the periods ended December 31, 2002, are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2002 to conform with fiscal 2003 presentation. These reclassifications had no impact on shareholders’ equity or net income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2002, included in the Company’s 2002 Annual Report to Shareholders.

NOTE 2—COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3—ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Balance at beginning of period	$14,595,411	13,871,217	12,925,644	12,031,622
Provision for loan losses	10,208,829	8,571,870	24,176,710	20,677,551
Loan losses	(8,337,963)	(8,090,814)	(22,444,951)	(20,086,049)
Recoveries	535,811	458,001	1,674,840	1,343,671
Allowance on acquired loans, net of specific charge-offs	814,769	36,207	1,484,614	879,686

Balance at end of period	$17,816,857	14,846,481	17,816,857	14,846,481

NOTE 4—CURRENT ACCOUNTING ISSUES

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS 144”).

In connection with the transitional goodwill, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of April 1, 2002. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had until September 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, “Business Combinations,” is compared to its carrying amount, both of which would be measured as of April 1, 2002.

The Company has completed its analysis of the fair value of its intangible assets and the second step of its impairment analysis and did not record a transitional impairment loss. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended December 31, 2002 (although it would not have been reflected in the third quarter of fiscal 2003 results since the impairment is reflected as of April 1, 2002). There was no change in the carrying amount of goodwill at December 31, 2002 compared to March 31, 2002.

As of the April 2002 adoption of SFAS 142, the Company had unamortized goodwill in the amount of $774,000, unamortized identifiable intangible assets in the amount of $13.0 million and unamortized unidentifiable intangible assets in the amount of $178,000 related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective April 1, 2002. The amortization of goodwill approximated $166,000 (pre-tax) during fiscal 2002 and $130,000 (pre-tax) during the nine months ended December 31, 2001. The Company will continue to amortize the identifiable intangible assets, which relate to the cost of acquiring existing customers and the value assigned to non-compete agreements and unidentifiable intangible assets from branch purchases.

The estimated amortization expense for intangible assets including non-compete agreements, customer list and other unidentifiable intangible assets from branch purchases for the years ended March 31 follows: $2,247,000 for 2004; $2,209,000 for 2005; $2,173,000 for 2006; $1,904,000 for 2007; $1,469,000 for 2008; and $2,855,000 thereafter.

The goodwill amortization expense and net income of the Company for the three month and nine month periods ended December 31, 2002 and 2001 follow:

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
	(thousands)
Net income	$3,352	3,039	12,644	10,368
Goodwill amortization, net of tax	—	23	—	85

Adjusted net income	$3,352	3,062	12,644	10,453

Basic earnings per share	$19	16	71	55
Goodwill amortization, net of tax	—	—	—	—

Adjusted net income	$19	16	71	55

Diluted earnings per share	$19	16	69	54
Goodwill amortization, net of tax	—	—	—	—

Adjusted net income	$19	16	69	54

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Average gross loans receivable (1)	$270,482	239,148	252,867	226,837
Average loans receivable (2)	202,194	180,169	189,805	171,711
Expenses as a % of total revenue:
Provision for loan losses	26.2%	24.7%	22.0%	21.4%
General and administrative	57.5%	58.3%	57.1%	57.5%
Total interest expense	3.0%	3.6%	3.1%	4.5%
Operating margin (3)	16.3%	17.0%	20.9%	21.0%
Return on average assets (annualized)	5.8%	5.9%	7.7%	7.1%
Offices opened or acquired, net	9	7	29	21
Total offices (at period end)	470	441	470	441

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues.

Comparison of Three Months Ended December 31, 2002, Versus

Three Months Ended December 31, 2001

Net income amounted to $3.4 million for the three months ended December 31, 2002, a 10.3% increase from the $3.0 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $458,000, or 7.7%, combined with a decrease in interest expense and offset by an increase in income taxes.

Interest and fee income for the quarter ended December 31, 2002, increased by $3.1 million, or 10.3%, over the same period of the prior year. This increase resulted primarily from the $22.0 million increase, or 12.2%, in average loans receivables over the two corresponding periods. The increase in interest and fee income was slightly less than the increase in average loans receivable as a result of a continuing change in the mix of the portfolio. The growth in larger, lower yielding loans has exceeded the growth in the high yielding small loan portfolio. This reduction in yield was somewhat offset by the increase in insurance commissions as the larger loans generally include the sale of insurance related products. Insurance commissions and other income increased by $1.2 million, or 26.0%, over the two quarters primarily as a result of the expansion of the loan portfolio where credit insurance and other ancillary products may be sold in conjunction with a loan. Insurance commissions increased by $598,000 or 25.5% and other income increased by $557,000, or 26.6% when comparing the two quarterly periods. The increase in other income resulted primarily from the increase in the commissions from the sale of motor club memberships (due to expansion in Kentucky, one of the states where this product is sold) and from the increase in gross profits from the World Class Buying Club “WCBC” sales. The increased WCBC volume resulted from certain promotions offered during the most recent quarter.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Total revenues rose to $39.0 million during the quarter ended December 31, 2002, a 12.3% increase over the $34.8 million for the corresponding quarter of the previous year. Revenues from the 412 offices open throughout both quarters increased by approximately 5.7%, primarily due to increased balances of loans receivable in those offices. At December 31, 2002, the Company had 470 offices in operation, an increase of 29 offices from March 31, 2002.

The provisions for loan losses during the quarter ended December 31, 2002, increased by $1.6 million, or 19.1% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $7.8 million, a 2.2% increase over the $7.6 million charged off during the same quarter of fiscal 2002. As a percentage of average loans receivable, net charge-offs decreased to 15.4% on an annualized basis for three months ended December 31, 2002, from 16.9% annualized for the prior year quarter. This is the first quarter in seven quarters that net charge-offs as a percentage of average loans have declined from the corresponding quarter of the prior fiscal year. Management believes that loan loss percentages are leveling off after several years of continuous increases; however, there can be no assurance that loan losses will continue to level off or will not increase in accordance with the previous trend.

General and administrative expenses for the quarter ended December 31, 2002, increased by $2.2 million, or 10.7% over the same quarter of fiscal 2002. This increase is due primarily to the increase in cost over the two quarterly periods as a result of the 29 net new offices open or acquired between December 31, 2001 and December 31, 2002. Overall, general and administrative expenses as a percent of total revenues decreased slightly from 58.3% during the quarter ended December 31, 2001 to 57.5% during the most recent quarter. Management expects this expense ratio to improve during the fourth quarter, as it traditionally does, due to the substantial increase in revenue during this period primarily from fees generated from the tax preparation program.

Interest expense decreased by $68,000, or 5.5%, primarily as a result of the reduction of interest rates during the past year, even though average debt increased by 12.2% when comparing the two quarterly periods.

The Company’s effective income tax rate increased slightly to 35.5% from 35.0% when comparing the two quarters due to an expected increase in state income taxes.

Comparison of Nine Months Ended December 31, 2002,

Versus Nine Months Ended December 31, 2001

For the nine-month period ended December 31, 2002, net income amounted to $12.6 million. This represents a $2.3 million, or 22.0%, increase when comparing the two nine-month periods. Operating income increased by $2.7 million, or 13.2%, over the two periods. This increase was in addition to a decrease in interest expense, offset by an increase in income taxes.

Total revenues amounted to $110.0 million during the current nine-month period, an increase of $13.5 million, or 14.0%, over the prior-year period. This increase resulted from increases in interest and fee income of 12.9%, insurance commissions of 23.2% and other income of 20.7%. The increase in interest and fee income resulted from the increase in average loans receivable of 10.5% when comparing the two nine-month periods. Revenues from the 412 offices open throughout both nine-month periods increased approximately 8.0%.

The provision for loan losses increased by $3.5 million, or 16.9%, during the current nine-month period when compared to the same period of fiscal 2002. This increase resulted from an increase in loan losses over these two periods as well as an increase in the general allowance. Net charge-offs were $20.8 million during the nine-months ended December 31, 2002, a $2.0 million, or 10.8%, increase over the $18.7 million charged-off during the December 31, 2001 period. As a percentage of average loans receivable annualized net charge-offs were level at 14.6% for both two nine-month periods.

General and administrative expenses increased by $7.3 million, or 13.2%, during the most recent nine-month period. As a percentage of total revenues, these expenses decreased from 57.5% during the prior year nine-month period to 57.1% during the current period. Excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by only 6.6% when comparing the two nine-month periods.

Interest expense decreased by $1.0 million when comparing the two nine-month periods, a decrease of 22.6%. This decrease is due to the reduction in interest rates over the past 12 months.

The Company’s effective income tax rate increased slightly from 34.9% to 35.5% when comparing the two nine-month periods due to an expected increase in state income taxes.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. As the Company’s gross loans receivable increased from $149.6 million at March 31, 1999 to $226.3 million at March 31, 2002, net cash provided by operating activities for fiscal years 2000, 2001, and 2002 increased from $31.9 million, to $39.1 million to $48.3 million, respectively.

The Company repurchased 144,000 shares of its common stock in fiscal 2000, 275,000 shares in fiscal 2001 and 252,000 shares in fiscal 2002 for aggregate purchase prices of $724,000, $1,434,000, and $2,179,000 respectively. During the first nine months of fiscal 2003, the Company repurchased 1,624,000 shares for $12.0 million. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.

In addition, the Company plans to open or acquire at least 20 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2002. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 19 offices and a number of loan portfolios from competitors in seven states in 40 separate transactions during the first nine months of fiscal 2003. Gross loans receivable purchased in these transactions were approximately $22.3 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $125.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2004. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 1.85% per annum. At December 31, 2002, the interest rate on borrowings under the revolving credit facility was 3.30%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2002, $131.7 million was outstanding under this facility, and there was $8.3 million of unused borrowing availability under the borrowing base limitations.

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

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company believes that it is in compliance with these agreements and does not believe that these agreements will materially limit its business and expansion strategy.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the senior subordinated notes. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws of three of the ten states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

Quarterly Information and Seasonality

The Company’s loan volume and corresponding loans receivable follow seasonal trends. The Company’s highest loan demand occurs each year from October through December, its third fiscal quarter. Loan demand is generally the lowest and loan repayment is highest from January to March, its fourth fiscal quarter. Loan volume and average balances remain relatively level during the remainder of the year. This seasonal trend causes fluctuations in the Company’s cash needs and quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned, since unearned interest and insurance income are accreted to income on a collection method. Consequently, operating results for the Company’s third fiscal quarter are significantly lower than in other quarters and operating results for its fourth fiscal quarter are higher than in other quarters.

Impact of Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS 144”).

In connection with the transitional goodwill, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of April 1, 2002. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had until September 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, “Business Combinations,” is compared to its carrying amount, both of which would be measured as of April 1, 2002.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company has completed its analysis of the fair value of its intangible assets and the second step of its impairment analysis and did not record a transitional impairment loss. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended December 31, 2002 (although would not have been reflected in the third quarter of fiscal 2003 results since the impairment is reflected as of April 1, 2002). There was no change in the carrying amount of goodwill at December 31, 2002 compared to March 31, 2002.

As of the April 2002 adoption of SFAS 142, the Company had unamortized goodwill in the amount of $774,000, unamortized identifiable intangible assets in the amount of $13.0 million and unamortized unidentifiable intangible assets in the amount of $178,000 related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective April 1, 2002. The amortization of goodwill approximated $166,000 (pre-tax) during fiscal 2002 and $130,000 (pre-tax) during the nine months ended December 31, 2001. The Company will continue to amortize the identifiable intangible assets, which relate to the cost of acquiring existing customers and the value assigned to non-compete agreements and unidentifiable intangible assets from branch purchases.

The amortization expense for intangible assets including non-compete agreements, customer list and other unidentifiable intangible assets from branch purchases for the years ended March 31 follows: $2,247,000 for 2004; $2,209,000 for 2005; $2,173,000 for 2006; $1,904,000 for 2007; $1,469,000 for 2008; and $2,855,000 thereafter.

In August 2001, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, it retains many of the fundamental provisions of SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002, with no material effect on the Company.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 requires that gains and losses from extinguishments of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“FASB Opinion 30”). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

In June 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability of a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption is not known at this time.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amendments SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will” and similar expressions (and negatives thereof) may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission.

The Company is a party to certain legal proceedings. See Part II, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s outstanding debt under its revolving credit facility was $131.6 million at December 31, 2002. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%. Based on the outstanding balance at December 31, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.32 million on an annual basis.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

World Acceptance Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of February 13, 2003, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to February 13, 2003.

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

Item 2.    Changes in Securities

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith(*) or Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company	3.1	1992 10-K

3.2	First Amendment to Second Amended and Restated Articles of Incorporation	3.2	1995 10-K

3.3	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1, 3.2	1995 10-K

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	1995 10-K

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-97 10-Q

4.5	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.6	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

10.1+	Employment Agreement of Charles D. Walters, effective April 1, 1994	10.1	1994 10-K

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.3+	Employment Agreement of Douglas R. Jones, effective August 16, 1999	10.3	12-31-99 10-Q

10.4+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.5+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.6+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.7+	1992 Stock Option Plan of the Company	4	33-52166

10.8+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.9+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for 2002 Annual Meeting

10.10+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.11+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.12+	Executive Deferral Plan	10.12	2001 10-K

99.1	Certification of Chief Executive Officer	*

99.2	Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated: February 14, 2003	/s/ C. D. WALTERS
C. D. Walters, Chairman, and Chief Executive Officer

Dated: February 14, 2003	/s/ A. A. McLean III
A. A. McLean III, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Charles D. Walters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of World Acceptance Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ C.D. WALTERS
C.D. Walters Chairman and CEO

I, A.A. McLean III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of World Acceptance Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ A.A. MCLEAN III
A.A. McLean III Executive Vice President and CFO