Form 10-K
period 2003-03-31
WORLD ACCEPTANCE CORP
filed 2003-06-30
CIK 108385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).  Yes  ☒  No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 30, 2002, computed by reference to the closing sale price on such date, was $127,496,485.

As of June 20, 2003, 17,865,879 shares of Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2003 Annual Report (“the Annual Report”) furnished to the Commission pursuant to Rule 14a-3(b) and the Notice of Annual Meeting of Shareholders and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Parts II and IV, and Part III, respectively.

WORLD ACCEPTANCE CORPORATION

Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states. As used herein, the “Company” includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to “fiscal 2003” are to the Company’s fiscal year ended March 31, 2003.

The Company is currently in the process of constructing an Internet website, where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports may be accessed via the SEC’s EDGAR database at www.sec.gov. Until the Company’s Internet website is operational, the Company will provide either electronic or paper copes free to charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.

PART I.

Item 1. Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 470 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, and Alabama as of March 31, 2003. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and refund anticipation loans to its customers and others.

Small-loan consumer finance companies operate in a highly structured regulatory environment. Consumer loan offices are individually licensed under state laws, which, in many states, establish allowable interest rates, fees and other charges on small loans made to consumers and maximum principal amounts and maturities of these loans. The Company believes that virtually all participants in the small-loan consumer finance industry charge the maximum rates permitted under applicable state laws in those states with usury limitations.

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

Expansion. During fiscal 2003, the Company opened twelve new offices. Twenty-one other offices were purchased and four offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company’s ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

The Company’s expansion is also dependent upon its ability to identify attractive locations for new offices and hire suitable personnel to staff, manage and supervise new offices. In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel to staff, manage and supervise the new offices. The Company generally locates new offices in communities already served by at least one small-loan consumer finance company.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	1995	1996	1997	1998	1999	2000	2001	2002	2003
South Carolina	59	62	68	64	63	63	62	62	65
Georgia	38	39	45	49	49	48	48	52	52
Texas	93	104	131	128	131	135	135	136	142
Oklahoma	33	39	40	41	40	43	43	46	45
Louisiana (1)	15	20	18	21	20	21	20	20	20
Tennessee (2)	6	18	24	28	30	35	38	40	45
Illinois (3)	—	—	3	11	20	30	30	29	28
Missouri (4)	—	—	1	9	16	18	22	22	22
New Mexico (5)	—	—	6	9	10	13	12	12	16
Kentucky (6)	—	—	—	—	—	4	10	13	30
Alabama (7)	—	—	—	—	—	—	—	—	5

Total	244	282	336	360	379	410	420	441	470

(1)	The Company commenced operations in Louisiana in May 1991.
(2)	The Company commenced operations in Tennessee in April 1993.
(3)	The Company commenced operations in Illinois in September 1996.
(4)	The Company commenced operations in Missouri in August 1996.
(5)	The Company commenced operations in New Mexico in December 1996.
(6)	The Company commenced operations in Kentucky in March 2000.
(7)	The Company commenced operations in Alabama in January 2003.

Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company’s loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2003, the Company’s average originated loan size and term were approximately $687 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2003, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 24% to 214% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its yields on loans originated in those states.

Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law. Statutes in Texas and Oklahoma allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees, monthly handling charges and, in South Carolina, Georgia, Louisiana, Missouri, Kentucky and Alabama, non-file fees, which are collected by the Company and paid as premiums to an unaffiliated insurance company for non-recording insurance.

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured’s period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower’s credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company’s disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, Alabama and Kentucky as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing insurance and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying insurance benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers.

In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to all of the states where it operates. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company’s customers and, accordingly, the Company is not required to maintain any inventory to support the program.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to $300 to $500, with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2003, the larger class of loans amounted to approximately $75.3 million of gross loans receivable, a 24.4% increase over the balance outstanding at March 31, 2002. This portfolio now represents 28.2% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to over 45,000 in fiscal 2003, and the net revenues to the Company from this service grew from approximately $1.0 million to approximately $4.0 million over this same period. The Company believes that this is a beneficial service for its existing customer base and plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company’s gross loans receivable by state at March 31 of each year from 1995 through 2003:

	At March 31,
State	1995	1996	1997	1998	1999	2000	2001	2002	2003
South Carolina	35%	33%	26%	23%	22%	21%	21%	19%	15%
Georgia	13	13	13	14	16	15	12	12	12%
Texas	38	35	39	35	31	28	25	24	23%
Oklahoma	7	8	7	7	7	6	6	5	5%
Louisiana (1)	4	5	3	4	4	3	3	3	3%
Tennessee (2)	3	6	10	11	12	13	11	12	14%
Illinois (3)	—	—	—	2	3	4	5	5	5%
Missouri (4)	—	—	—	1	2	3	4	5	5%
New Mexico (5)	—	—	2	3	3	3	3	3	3%
Kentucky (6)	—	—	—	—	—	4	10	12	13%
Alabama (7)	—	—	—	—	—	—	—	—	2%

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Louisiana in May 1991.
(2)	The Company commenced operations in Tennessee in April 1993.
(3)	The Company commenced operations in Illinois in September 1996.
(4)	The Company commenced operations in Missouri in August 1996.
(5)	The Company commenced operations in New Mexico in December 1996.
(6)	The Company commenced operations in Kentucky in March 2000.
(7)	The Company commenced operations in Alabama in January 2003.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2003:

	Total Number of Loans	Average Gross Loan Balance
South Carolina	38,653	$820
Georgia	57,984	714
Texas	153,040	404
Oklahoma	27,534	493
Louisiana	13,593	632
Tennessee	42,013	859
Illinois	20,858	646
Missouri	14,092	953
New Mexico	12,546	558
Kentucky	24,750	1,441
Alabama	2,121	1,879

Total	407,184

The Company’s highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results from the Company’s third fiscal quarter are generally lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

Lending and Collection Operations. The Company seeks to provide short-term loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual’s discretionary income, length of current employment, duration of residence and prior credit experience. Loans are made to individuals on the basis of the customer’s discretionary income and other factors and are limited to amounts that the customer can reasonably be expected to repay from that income. All of the Company’s new customers are required to complete standardized credit applications in person or by telephone at local Company offices. Each of the Company’s local offices is equipped to perform immediate background, employment and credit checks and approve loan applications promptly, often while the customer waits.

The Company’s employees verify the applicant’s employment and credit histories through telephone checks with employers, other employment references and a variety of credit services. Substantially all new customers are required to submit a listing of personal property that will be pledged as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral. The Company generally approves less than 50% of applications for loans to new customers.

The Company believes that the development and continual reinforcement of personal relationships with customers improve the Company’s ability to monitor their creditworthiness, reduce credit risk and generate repeat loans. It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after two or three payments. In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In fiscal 2003, approximately 87% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2001, 2002, and 2003, the percentages of the Company’s loan originations that were refinancings of existing loans were 78.5%, 79.0%, and 77.1% respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company’s credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.

To reduce late payment risk, local office staff encourage customers to inform the Company in advance of expected payment problems. Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer’s residence or place of employment until payment is received or some other resolution is reached. When representatives of the Company make personal visits to delinquent customers, the Company’s policy is to encourage the customers to return to the Company’s office to make payment. Company employees are instructed not to accept payment outside of the Company’s offices except in unusual circumstances. In Georgia, Oklahoma, and Illinois, the Company is permitted under state laws to garnish customers’ wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

Insurance-related Operations. In Georgia, Louisiana, South Carolina, Kentucky, Alabama and on a limited basis, Illinois, New Mexico, Oklahoma, and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company’s loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2003, the captive insurance subsidiary reinsured less than 4.9% of the credit insurance sold by the Company and contributed approximately $805,000 to the Company’s total revenues.

The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code (“UCC”) financing statements. Statutes in Georgia, Louisiana, South Carolina, Tennessee, Missouri, Kentucky and Alabama permit the Company to charge a non-file or non-recording insurance fee in connection with loans originated in these states. These fees are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company. Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral pledged to secure the loans. The Company generally perfects its security interest in collateral on larger loan transactions (typically greater than $1,000) by filing UCC financing statements.

Monitoring and Supervision. The Company’s loan operations are organized into Southern, Central and Western Divisions, with the Southern Division consisting of South Carolina, Georgia, and Alabama; the Central Division of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division of Louisiana, Texas, Oklahoma, and New Mexico. Several levels of management monitor and supervise the operations of each of the Company’s offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company’s senior management. At least once every nine months, each office undergoes an audit by the Company’s internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

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

New employees are required to review a detailed training manual that outlines the Company’s operating policies and procedures. The Company tests each employee on the training manual during the first year of employment. In addition, each branch provides in-office training sessions once every week and training sessions outside the office for one full day every two months.

Compensation. The Company administers a performance-based compensation program for all of its district supervisors and branch managers. The Company annually reviews the performance of branch managers and adjusts their base salaries based upon a number of factors, including office loan growth, delinquencies and profitability. Branch managers also receive incentive compensation based upon office profitability and delinquencies. In addition, branch managers are paid a cash bonus for training personnel who are promoted to branch manager positions. Assistant managers and service representatives are paid a base salary and incentive compensation based primarily upon their office’s loan volume and delinquency ratio.

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2003, advertising expenses were approximately 3.7% of total revenues.

Competition. The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company’s competitors are independent operators with fewer than 20 offices. Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $1,000.

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

Each of the Company’s branch offices is separately licensed under the laws of the state in which the office is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, and the Kentucky Department of Financial Institutions and the Alabama State Banking Department. These state regulatory agencies audit the Company’s local offices from time to time, and each state agency performs an annual compliance audit of the Company’s operations in that state.

The Company is also subject to state regulations governing insurance agents in the states in which it sells credit insurance. State insurance regulations require that insurance agents be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for such insurance. The Company’s captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

The Company is subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission’s Credit Practices Rule. These laws require the Company to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan. Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates. Although the Company is not aware of any pending or proposed legislation that would have a material adverse effect on the Company’s business, there can be no assurance that future regulatory changes will not adversely affect the Company’s lending practices, operations, profitability or prospects.

Employees. As of March 31, 2003, the Company had 1,646 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

Executive Officers. The names and ages, positions, terms of office and periods of service of each of the Company’s executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officers’ death, resignation, retirement or removal.

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

Charles D. Walters (64)	Chairman and Chief Executive Officer; Director	Chairman and CEO since July 1991; President since July 1986; Director since April 1989

Douglas R. Jones (51)	President and Chief Operating Officer; Director	Since August 1999; from October 1977 until August 1999, various positions with Associates Financial Services, Inc., Dallas, Texas with most recent being Regional Operations Director

A. Alexander McLean, III (52)	Executive Vice President, Chief Financial Officer; Director	Executive Vice President since August 1996; Senior Vice President since July 1992; CFO and Director since July 1989

Mark C. Roland (47)	Executive Vice President, Southern Division	Executive Vice President since April 2002; Senior Vice President from January 1996 to April 2002; Senior Vice President—Operations Support, Fleet Finance, Atlanta, Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (41)	Senior Vice President, Western Division	Since April 2000; Vice President, Operations—Southeast Texas and New Mexico from December 1996 to April 2000; Supervisor of West Texas from July 1987 to December 1996

Greg L. Thompson (33)	Senior Vice President, Central Division	Since April 2002; Vice President of Operations—Tennessee and Kentucky from August 1998 to April 2002; Supervisor, South Houston District from February 1996 to August 1998.

Item 2. Properties

The Company owns its headquarters facility of approximately 14,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2003, the Company had 470 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2003, total lease expense was approximately $4.7 million, or an average of approximately $10,242 per office. The Company’s leases generally provide for an initial three- to five-year term with renewal options. The Company’s branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

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

This report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and other information incorporated herein by reference, may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “will,” and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discusses in this Report and the Company’s other filings with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth fiscal quarter ended March 31, 2003.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Since November 26, 1991, the Company’s Common Stock has traded on the NASDAQ National Market System (“NASDAQ”) under the symbol WRLD. As of June 20, 2003, there were 141 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its Common Stock. Its policy has been to retain earnings for use in its business. In the future, the Company’s Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements and other relevant factors. In addition, the Company’s credit agreements with its lenders impose restrictions on the amount of cash dividends that may be paid on its capital stock. Information contained under the caption “Corporate Information—Common Stock” in the Annual Report is incorporated herein by reference in further response to this Item 5.

Item 6. Selected Financial Data

Information contained under the caption “Selected Consolidated Financial and Other Data” in the Annual Report is incorporated herein by reference in response to this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference in response to this Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and subordinated notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The interest rate on the subordinated notes is 10%, which is considered to be a market rate for this type of instrument. The Company’s outstanding debt under its revolving credit facility was $98.1 million at March 31, 2003. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%. Based on the outstanding balance at March 31, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $981,000 on an annual basis.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements for the Company and the Independent Auditors’ Report thereon are contained in the Annual Report and are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent certified public accountants to report under this Item 9.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information contained under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Executive Officers.”

Item 11. Executive Compensation

Information contained under the caption “Executive Compensation” in the Proxy Statement, except for the information therein under the subcaption “ Report of Compensation and Stock Option Committee,” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained under the captions “Executive Compensation—Equity Plan Compensation Information,” “Ownership of Shares by Certain Beneficial Owners as of June 20, 2003” and “Ownership of Common Stock of Management as of June 20, 2003” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

The Company had to reportable disclosures in response to this Item 13.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

World Acceptance Corporation’s Chief Executive Officer and Chief Financial Office have evaluated the Company’s disclosure controls and procedures as of the evaluation date, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)	The following consolidated financial statements of the Company and Independent Auditors’ Report are contained in the Annual Report and are incorporated herein by reference.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2003 and 2002

Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company	3.1	1992 10-K

3.2	First Amendment to Second Amended and Restated Articles of Incorporation	3.2	1995 10-K

3.3	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1, 3.2	1995 10-K

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	1995 10-K

4.4	Amended and Restated Revolving Credit Agreement, dated as of June 30, 1997, between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-97 10-Q

4.5	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.6	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

10.1+	Employment Agreement of Charles D. Walters, effective April 1, 1994	10.1	1994 10-K

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.3+	Employment Agreement of Douglas R. Jones effective August 16, 1999	10.3	12-31-99 10-Q

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.4+	Securityholders’ Agreement dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.5+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.6+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.7+	1992 Stock Option Plan of the Company	4	33-52166

10.8+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.9+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for 2002 Annual Meeting

10.10+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.11+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.12+	Executive Deferral Plan	10.12	2001 10-K

13	Excerpts from 2003 Annual Report of the Company, with respect to those portions incorporated by reference into this report	*	NA

21	Schedule of Company’s subsidiaries	*	NA

23	Consent of KPMG LLP in connection with the Company’s Registration Statements on Form S-8	*	NA

99.1#	Certification of CEO—pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2#	Certification of CFO—pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

#	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Annual Report on Form 10-K.

(4)	Reports on Form 8-K

During the fiscal quarter ended March 31, 2003, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. ALEXANDER MCLEAN, III
A. Alexander McLean, III Executive Vice President and CFO

Date: June 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ CHARLES D. WALTERS Charles D. Walters, Chairman and Chief Executive Officer (principal executive officer); Director

Date: June 27, 2003

/s/ A. ALEXANDER MCLEAN, III A. Alexander McLean, III, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer); Director

Date: June 27, 2003

/s/ WILLIAM S. HUMMERS, III William S. Hummers, III, Director

Date: June 27, 2003

/s/ CHARLES D. WAY Charles D. Way, Director

Date: June 27, 2003

CERTIFICATIONS

I, Charles D. Walters, certify that:

1.	I have reviewed this annual report on Form 10-K of World Acceptance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	June 27, 2003

/s/ C. D. WALTERS
C. D. Walters Chairman and CEO

I, A.A. McLean III, certify that:

1.	I have reviewed this annual report on Form 10-K of World Acceptance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 27, 2003

/s/ A. A. MCLEAN III
A.A. McLean III Executive Vice President and CFO