Form 10-Q
period 2003-06-30
WORLD ACCEPTANCE CORP
filed 2003-08-14
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from to

Commission File Number: 0-19599

WORLD ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter.)

South Carolina	57-0425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

108 Frederick Street

Greenville, South Carolina 29607

(Address of principal executive offices)

(Zip Code)

(864) 298-9800

(registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 13, 2003.

Common Stock, no par value	18,171,745
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Cash	$4,362,733	4,022,686
Gross loans receivable	279,804,634	266,752,662
Less:
Unearned interest and fees	(68,116,571)	(63,578,130)
Allowance for loan losses	(16,247,662)	(15,097,780)

Loans receivable, net	195,440,401	188,076,752
Property and equipment, net	8,347,636	8,297,859
Other assets, net	12,767,460	13,321,175
Intangible assets, net	14,442,072	14,598,808

Total assets	$235,360,302	228,317,280

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	99,050,000	98,050,000
Subordinated notes payable	2,000,000	4,000,000
Other notes payable	1,682,000	482,000
Income taxes payable	2,405,079	2,047,017
Accounts payable and accrued expenses	6,562,609	7,697,233

Total liabilities	111,699,688	112,276,250

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 17,899,929 and 17,663,189 shares at June 30, 2003 and March 31, 2003, respectively	3,056,814	1,048,721
Additional paid-in capital	120,603,800	114,992,309

Retained earnings	123,660,614	116,041,030

Total shareholders’ equity	$235,360,302	228,317,280

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2003	2002
Revenues:
Interest and fee income	$34,405,478	29,996,379
Insurance and other income	5,857,829	4,822,648

Total revenues	40,263,307	34,819,027

Expenses:
Provision for loan losses	7,929,357	6,363,304
General and administrative expenses:
Personnel	15,349,643	13,643,018
Occupancy and equipment	2,302,004	2,100,330
Data processing	476,652	430,033
Advertising	1,282,964	993,706
Amortization of intangible assets	555,342	549,599
Other	2,675,853	2,468,606

	22,642,458	20,185,292
Interest expense	991,001	1,032,066

Total expenses	31,562,816	27,580,662

Income before income taxes	8,700,491	7,238,365
Income taxes	3,089,000	2,570,000

Net income	$5,611,491	4,668,365

Net income per common share:
Basic	$0.32	0.25

Diluted	$0.30	0.25

Weighted average common equivalent shares outstanding:
Basic	17,767,836	18,382,511

Diluted	18,759,787	18,907,646

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2002	$681,354	101,752,026	102,433,380
Proceeds from exercise of stock options (416,734 shares), including tax benefit of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030
Proceeds from exercise of stock options (236,740 shares), including tax benefit of $455,394	2,008,093	—	2,008,093
Net income	—	5,611,491	5,611,491

Balances at June 30, 2003	$3,056,814	12,603,800	123,660,614

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,611,491	4,668,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,929,357	6,363,304
Amortization of intangible assets	555,342	549,599
Amortization of loan costs and discounts	44,102	15,544
Depreciation	404,806	410,042
Change in accounts:
Other assets, net	509,613	(476,154)
Accounts payable and accrued expenses	(1,134,624)	(150,388)
Income taxes payable	813,456	(33,130)

Net cash provided by operating activities	14,733,543	11,347,182

Cash flows from investing activities:
Increase in loans, net	(13,046,568)	(12,128,774)
Net assets acquired from office acquisitions, primarily loans	(2,255,438)	(7,839,523)
Purchases of premises and equipment	(445,583)	(859,572)
Purchases of intangible assets	(398,606)	(1,344,374)

Net cash used by investing activities	(16,146,195)	(22,172,243)

Cash flows from financing activities:
Proceeds from senior notes payable, net	1,000,000	21,750,000
Repayment of senior subordinated notes	(2,000,000)	—
Proceeds of other notes payable, net	1,200,000	—
Repurchase of common stock	—	(9,999,993)
Proceeds from exercise of stock options	1,552,699	576,059

Net cash provided by financing activities	1,752,699	12,326,066

Increase in cash	340,047	1,501,005
Cash, beginning of period	4,022,686	3,222,266

Cash, end of period	$4,362,733	4,723,271

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$952,501	939,102
Cash paid for income taxes	2,275,544	2,603,130
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	455,394	101,586

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2003, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2003, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2003 to conform with fiscal 2004 presentation. These reclassifications had no impact on shareholders’ equity or net income.

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

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2003, included in the Company’s 2003 Annual Report to Shareholders.

NOTE 2—COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3—ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2003	2002
Balance at beginning of period	$15,097,780	12,925,644
Provision for loan losses	7,929,357	6,363,304
Loan losses	(7,618,232)	(6,525,006)
Recoveries	696,946	564,529
Allowance on acquired loans, net of specific charge-offs	141,811	896,484

Balance at end of period	$16,247,662	14,224,955

For the quarters ended June 30, 2003 and 2002, the Company recorded adjustments of approximately $141,000 and $900,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans.

The Company records acquired loans at fair value based on current interest rates, less allowances for uncollectibility and collection costs. The Company normally records all acquired loans on its books; however, the acquired loan portfolios generally include some loans that the Company deems uncollectible but which do not have an allowance assigned to them. An allowance for loan losses is then estimated based on a review of the loan portfolio, considering delinquency levels, charge-offs, loan mix and other current economic factors. The Company then records the acquired loans at their gross value and records the related allowance for loan losses as an adjustment to their allowance for loan losses. This is reflected as purchase accounting acquisitions. Subsequent charge-offs related to acquired loans are reflected in the purchase accounting acquisition adjustment in the year of acquisition.

NOTE 4—AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2003	2002
Basic:
Average common shares outstanding (denominator)	17,767,836	18,382,511

Diluted:
Average common shares outstanding	17,767,836	18,382,511
Dilutive potential common shares	991,951	525,135

Average diluted shares outstanding (denominator)	18,759,787	18,907,646

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because of the exercise price was greater than the average market price of the common shares:

For the three months ended	Number of Shares	Range of Exercise Prices
June 30, 2003	79,500	13.00
June 30, 2002	576,315	8.63 – 13.00

NOTE 5—STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” issued in October 1995, allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Board (APB) Opinion 25 to account for stock-based compensation. The fair value method recommended in SFAS No. 123 requires a company to recognize compensation expense based on the fair value of the option on the grant date. The intrinsic value method measures compensation expense as the difference between the quoted market price of the stock and the exercise price of the option on the date of grant. The Company has elected to continue using APB Opinion 25. Accordingly, no compensation expense has been recorded. Had compensation cost been recognized for the stock option plans applying the fair-value-based method as prescribed by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002
Net income
Net income, as reported	$5,611	4,668
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	179	201

Pro forma net income	5,432	4,467

Basic earnings per share
As reported	0.32	0.25

Pro forma	0.31	0.24

Diluted earnings per share
As reported	0.30	0.25

Pro forma	0.29	0.24

NOTE 6—ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2003 and 2002:

	2003	2002
Number of offices purchased	3	14
Merged into existing offices	1	1
Purchase Price	$2,654,044	$9,183,896
Tangible assets:
Net loans	2,246,438	7,698,523
Furniture, fixtures & equipment	9,000	141,000

Excess of purchase prices over carrying value of net intangible assets	$398,606	$1,344,373

Customer lists	315,219	1,259,373
Non-compete agreements	35,000	85,000
Goodwill	48,387	—

Total intangible assets	$398,606	$1,344,373

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those that meet the definition of a business are accounted for under SFAS No. 141 and those that do not meet the definition of a business combination are accounted for as asset purchases. The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

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

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2003	2002
	(Dollars in thousands)
Average gross loans receivable (1)	$272,048	234,905
Average loans receivable (2)	204,754	176,992

Expenses as a % of total revenue:
Provision for loan losses	19.7%	18.3%
General and administrative	56.2%	58.0%
Total interest expense	2.5%	3.0%

Operating margin (3)	24.1%	23.8%

Return on average assets (annualized)	9.7%	9.2%

Offices opened or acquired, net	2	13
Total offices (at period end)	472	454

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2003, Versus

Three Months Ended June 30, 2002

Net income rose to $5.6 million for the three months ended June 30, 2003, a 20.2% increase over the $4.7 million earned during the corresponding three-month period of the previous year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $1.4 million, or 17.2%, and a slight decrease in interest expense, offset partially by an increase in income taxes.

Interest and fee income for the quarter ended June 30, 2003, increased by $4.4 million, or 14.7%, over the same period of the prior year. This increase resulted from a $27.8 million increase, or 15.7%, in average loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.0 million, or 21.5%, over the two quarterly periods. Insurance commissions increased by $392,000, or 14.7%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance may be sold in conjunction with the loan. Other income increased by $643,000, or 29.9%, over the two corresponding quarters primarily due to

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended June 30, 2003, Versus

Three Months Ended June 30, 2002, continued

residual fees from the tax preparation program that were greater than what was anticipated at the end of the fiscal year. Other income also increased as a result of increased sales of other ancillary products over the two quarters, primarily in the state of Kentucky.

Total revenues rose to $40.3 million during the quarter ended June 30, 2003, a 15.6% increase over the $34.8 million for the corresponding quarter of the previous year. Revenues from the 435 offices open throughout both quarterly periods increased by approximately 10.3%. At June 30, 2003, the Company had 472 offices in operation, an increase of 2 offices from March 31, 2003.

The provision for loan losses during the quarter ended June 30, 203, increased by $1,566,000, or 24.6%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $6.9 million, a 16.1% increase over the $6.0 million charged off during the same quarter of fiscal 2003. As a percentage of average loans receivable, net charge-offs were 13.5% on an annualized basis for both quarterly periods.

General and administrative expenses for the quarter ended June 30, 2003, increased by $2.5 million, or 12.2% over the same quarter of fiscal 2003. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 6.9% when comparing the two periods; and, as a percentage of total revenue, decreased from 58.0% during the prior year quarter to 56.2% during the most recent quarter.

Interest expense decreased by $41,000, or 4.0%, over the two corresponding quarterly periods even though average debt outstanding increased by approximately 7.0% over these two periods. This decrease was due to the continued interest rate reductions that took place during fiscal 2003. The overall cost of funds on an annualized basis from all borrowings fell from 4.31% for the quarter ended June 30, 2002 to 3.87% for the most recent quarter.

The Company’s effective income tax rate remained level at 35.5% for the two quarterly periods.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses which takes into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. As the Company’s gross loans receivable increased from $173.6 million at March 31, 2000 to $266.8 million at March 31, 2003, net cash provided by operating activities for fiscal years 2001, 2002 and 2003 was $31.9 million, $48.3 million and $55.1 million, respectively.

The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002 and 1,623,549 shares in fiscal 2003 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000 and $12,000,000. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2003. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired two offices and a number of loan portfolios from competitors in two states in 8 separate transactions during the first quarter of fiscal 2004. Gross loans receivable purchased in these transactions were approximately $3.1 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $125.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2004. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 1.85% per annum. At June 30, 2003, the interest rate on borrowings under the revolving credit facility was 3.87%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2003, $99.1 million was outstanding under this facility, and there was $25.9 million of unused borrowing availability under the borrowing base limitations.

The Company is currently in negotiations with its banks to extend the maturity date of its credit facility to September 30, 2005 and to increase the amount available under its base commitment. The Company does not anticipate any problems in getting these changes approved, but will not know definitely until some time in the second quarter of fiscal 2004.

The Company has $2.0 million of senior subordinated secured notes with an insurance company. These notes mature on June 30, 2004, and bear interest at 10.0%, payable quarterly. The notes were issued at a discounted price equal to 99.6936% and may be prepaid subject to certain prepayment penalties. Borrowings under the revolving credit facility and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the senior subordinated notes. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws of three of the nine states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

Recently Adopted Accounting Pronouncements

Accounting for Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 applies to costs associated with an exit activity that do not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits); b) costs to terminate a contract that is not a capital lease; and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations.” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, “Elements of Financial Statements.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

Accounting for Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations of the Company.

Accounting for Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable entity to the general creditor of the primary beneficiary. The Company had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

Recently Issued Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

Statement of Position 03-1 (“SOP 03-01”) “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-1 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-1 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-1 prohibits investors from displaying the accretable yield and non-accretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Deceases in cash flows expected to be collected would be recognized as an impairment.

For loans acquired in a transfer, whether or not there is a concern about credit quality, SOP 03-1 prohibits “carry over” or creation of valuation allowances in the initial accounting. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-1 is effective for transfers of loans acquired in fiscal years beginning after December 15, 2003, with early adoption encouraged.

Accounting for Derivative Instruments and Hedging Activities

Effective July 1, 2003, the Company adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements.

Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

Effective July 1, 2003, the Company adopted SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should” and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and subordinated notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.2 million note payable have variable rates based on a margin over LIBOR and reprices with any changes in LIBOR. The interest rate of the subordinated notes is 10%, which is considered to be a market rate for this type of instrument. The Company’s outstanding debt under its floating rate notes was $100.3 million at June 30, 2003. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 1.85% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at June 30, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $1,002,500 on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2003, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.	Changes in Securities

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion of Liquidity and Capital Resources.”

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-97 10-Q

4.5	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.6	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.3+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	*

10.4+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	*

10.5+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8+	1992 Stock Option Plan of the Company	4	33-52166

10.9+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.10+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.11+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.12+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.13+	Executive Deferral Plan	10.12	2001 10-K

31.1	Section 302 Certification of Chief Executive Officer	*

31.2	Section 302 Certification of Chief Financial Officer	*

32.1	Section 906 Certification of Chief Executive Officer	*

32.2	Section 906 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

(b) Reports on Form 8-K.

The Company filed one current report on Form 8-K during the quarter ended June 30, 2003. The report, filed June 25, 2003, incorporated by reference the terms of the Company’s earnings press release the quarter and year ended March 31, 2003.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated: August 13, 2003	/s/ D. R. Jones
D. R. Jones, President and Chief Executive Officer

Dated: August 13, 2003	/s/ A. A. McLean III
A. A. McLean III, Executive Vice President and Chief Financial Officer