Form 10-Q
period 2003-09-30
WORLD ACCEPTANCE CORP
filed 2003-11-14
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

☒  Yes         ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes         ☐  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 14, 2003.

Common Stock, no par value	18,471,711
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Cash	$3,132,932	4,022,686
Gross loans receivable	283,485,032	266,752,662
Less:
Unearned interest and fees	(69,227,947)	(63,578,130)
Allowance for loan losses	(17,052,677)	(15,097,780)

Loans receivable, net	197,204,408	188,076,752
Property and equipment, net	8,237,816	8,297,859
Other assets, net	12,576,138	13,321,175
Intangible assets, net	14,304,138	14,598,808

Total assets	$235,455,432	228,317,280

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	93,750,000	98,050,000
Subordinated notes payable	2,000,000	4,000,000
Other notes payable	1,682,000	482,000
Accounts payable and accrued expenses	5,148,075	9,744,250

Total liabilities	102,580,075	112,276,250

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,230,045 and 17,663,189 shares at September 30, 2003 and March 31, 2003, respectively
Additional paid-in capital	6,170,577	1,048,721
Retained earnings	126,704,780	114,992,309

Total shareholders’ equity	132,875,357	116,041,030

	$235,455,432	228,317,280

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Revenues:
Interest and fee income	$36,548,719	32,340,709	70,954,197	62,337,088
Insurance and other income	5,127,116	3,804,927	10,984,945	8,627,575

Total revenues	41,675,835	36,145,636	81,939,142	70,964,663

Expenses:
Provision for loan losses	9,328,087	7,604,577	17,257,444	13,967,881

General and administrative expenses:
Personnel	14,510,675	13,067,707	29,860,318	26,710,725
Occupancy and equipment	2,442,725	2,251,524	4,744,729	4,351,854
Data processing	445,904	438,448	922,556	868,481
Advertising	1,171,208	1,020,991	2,454,172	2,014,697
Amortization of intangible assets	566,456	536,882	1,121,798	1,086,481
Other	2,823,854	2,890,257	5,499,707	5,358,863

	21,960,822	20,205,809	44,603,280	40,391,101

Interest expense	927,946	1,168,847	1,918,947	2,200,913

Total expenses	32,216,855	28,979,233	63,779,671	56,559,895

Income before income taxes	9,458,980	7,166,403	18,159,471	14,404,768

Income taxes	3,358,000	2,543,000	6,447,000	5,113,000

Net income	$6,100,980	4,623,403	11,712,471	9,291,768

Net income per common share:
Basic	$.34	.26	.65	.52

Diluted	$.32	.26	.62	.50

Weighted average common shares outstanding:
Basic	18,107,073	17,647,270	17,937,455	18,014,891

Diluted	19,163,252	18,070,289	18,961,520	18,488,968

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2002	$681,354	101,752,026	102,433,380

Proceeds from exercise of stock options (416,734 shares), including tax benefit of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030

Proceeds from exercise of stock options (552,983 shares), including tax benefit of $1,352,508	5,121,856	—	5,121,856
Net income	—	11,712,471	11,712,471

Balances at September 30, 2003	$6,170,577	126,704,780	132,875,357

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income	$6,100,980	4,623,403	11,712,471	9,291,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,328,087	7,604,577	17,257,444	13,967,881
Amortization of intangible assets	566,456	536,882	1,121,798	1,086,481
Amortization of loan costs and discounts	36,718	34,759	80,820	50,303
Depreciation	418,541	412,481	823,347	822,523
Change in accounts:
Other assets, net	154,604	(482,282)	664,217	(958,436)
Accounts payable and accrued expenses	(2,922,499)	(3,986,064)	(3,243,667)	(4,169,582)

Net cash provided by operating activities	13,682,887	8,743,756	28,416,430	20,090,938

Cash flows from investing activities:
Increase in loans, net	(10,448,691)	(10,466,382)	(23,495,259)	(22,595,156)
Net assets acquired from office acquisitions, primarily loans	(673,403)	(1,879,733)	(2,928,841)	(9,719,256)
Purchase of premises and equipment	(278,721)	(535,296)	(724,304)	(1,394,868)
Purchases of intangible assets	(428,522)	(1,117,446)	(827,128)	(2,461,820)

Net cash used in investing activities	(11,829,337)	(13,998,857)	(27,975,532)	(36,171,100)

Cash flows from financing activities:
Proceeds (repayment) of senior notes payable, net	(5,300,000)	6,450,000	(4,300,000)	28,200,000
Repayment of senior subordinated notes	—	(2,000,000)	(2,000,000)	(2,000,000)
Proceeds from senior subordinated notes	—	—	1,200,000	—
Proceeds from exercise of stock options	2,216,649	236,549	3,769,348	812,606
Common stock repurchases	—	—	—	(9,999,993)

Net cash (used in) provided by financing activities	(3,083,351)	4,686,547	(1,330,652)	17,012,613

Increase (decrease) in cash	(1,229,801)	(568,554)	(889,754)	932,451

Cash, beginning of period	4,362,733	4,723,271	4,022,686	3,222,266

Cash, end of period	$3,132,932	4,154,717	3,132,932	4,154,717

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$889,488	1,267,375	1,841,989	2,206,477
Cash paid for income taxes	7,183,928	6,731,426	9,459,472	9,334,556
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	897,114	69,384	1,352,508	170,970

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2003, and for the three and six month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2003, and the results of operations and cash flows for the three and six months periods then ended, have been included. The results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3—ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$16,247,662	14,224,955	15,097,780	12,925,644
Provision for loan losses	9,328,087	7,604,577	17,257,444	13,967,881
Loan losses	(9,252,416)	(7,581,982)	(16,858,374)	(14,106,988)
Recoveries	687,238	574,501	1,384,184	1,139,029
Allowance on acquired loans, net of specific charge-offs	42,106	(226,639)	171,643	669,845

Balance at end of period	$17,052,677	14,595,411	17,052,677	14,595,411

For the three months ended September 30, 2003 and 2002, the Company recorded adjustments of approximately $43,000, and $132,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments were $183,000 and $1,050,000 for the six months ended September 30, 2003 and 2002, respectively.

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

NOTE 4—AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Basic:
Average common shares outstanding (denominator)	18,107,073	17,647,270	17,937,455	18,014,891

Diluted:
Average common shares outstanding	18,107,073	17,647,270	17,937,455	18,014,891
Dilutive potential common shares	1,056,179	423,019	1,024,065	474,077

Average diluted shares outstanding (denominator)	19,163,252	18,070,289	18,961,520	18,488,968

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because of the exercise price was greater than the average market price of the common shares:

For the six months ended	Number of Shares	Range of Exercise Prices
September 30, 2003	—	—
September 30, 2002	825,115	8.63 – 13.00

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

	Three months ended September 30,		Six months ended September 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net income
Net income, as reported	$6,101	4,623	11,712	9,292
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	179	201	358	402

Pro forma net income	$5,922	4,422	11,354	8,890

Basic earnings per share
As reported	$0.34	0.26	0.65	0.52

Pro forma	$0.33	0.25	0.63	0.49

Diluted earnings per share
As reported	$0.32	0.26	0.62	0.50

Pro forma	$0.31	0.24	0.60	0.48

NOTE 6—ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2003 and 2002:

	2003	2002
Number of offices purchased	13	25
Merged into existing offices	8	13
Purchase Price	$3,755,969	$12,181,076

Tangible assets:
Net loans	2,889,841	9,563,256
Furniture, fixtures & equipment	39,000	156,000

Total tangible assets	$2,928,841	$9,719,256

Customer lists	441,392	2,159,476
Non-compete agreements	42,000	120,000
Goodwill	343,736	182,344

Total intangible assets	$827,128	$2,461,820

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

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Average gross loans receivable (1)	$282,578	252,379	276,957	243,133
Average loans receivable (2)	213,684	191,036	209,822	184,340

Expenses as a % of total revenue:
Provision for loan losses	22.4%	21.0%	21.1%	19.7%
General and administrative	52.7%	55.9%	54.4%	56.9%
Total interest expense	2.2%	3.2%	2.3%	3.1%

Operating margin (3)	24.9%	23.1%	24.5%	23.4%

Return on average assets (annualized)	10.4%	8.6%	10.1%	8.9%

Offices opened or acquired, net	13	7	16	20
Total offices (at period end)	486	461	486	461

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2003, Versus

Three Months Ended September 30, 2002

Interest and fee income for the quarter ended September 30, 2003, increased by $4.2 million, or 13.0%, over the same period of the prior year. This increase resulted from a $22.6 million increase, or 11.9%, in average loans receivable over the two corresponding periods. The increase in interest and fee income was greater than the increase in average net loans receivable due to a small change in mix in the loan portfolio. During the 12 months ending on September 30, 2003, small loans (those less than $1,000 in original balance) grew by 15.0% and the larger loans grew by 1.8%. Smaller loans generally carry higher interest rates (and will have higher losses) than the larger loans.

Insurance commissions and other income increased by $1.3 million, or 34.7%, when comparing the two quarterly periods. Insurance commissions increased by $706,000, or 31.4%, due to the increased loan volume in those states where credit insurance may be sold. Additionally, the Company does not recognize insurance income on purchased loans; however insurance commissions are recognized on these loans as they are renewed. Due to the large purchases of loans in the first quarter of fiscal 2003, the insurance revenue from these loans was substantially higher during the second quarter of fiscal 2004 when compared to fiscal 2003. Other income increased by $616,000, or 39.6%. This increase over the prior period is partially due to an accrual of $305,000 in the second quarter of fiscal

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended September 30, 2002, Versus

Three Months Ended September 30, 2001, continued

2003 for a required payment to an outside consultants for early termination of a contract during the second quarter of fiscal 2003. This consultant provided services in our income tax preparation business, under a fee splitting basis; therefore, the accrual was reflected as a reduction in our tax preparation fees. Additionally, other sources of revenues, including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club were also higher during the most recent quarter due to the overall increase in the customer base.

Total revenues rose to $41.7 million during the quarter ended September 30, 2003, a 15.3% increase over the $36.1 million for the corresponding quarter of the previous year. Revenues from the 435 offices open throughout both quarters increased by approximately 11.1%, primarily due to increased balances of loans receivable in those offices. At September 30, 2003, the Company had 486 offices in operation, an increase of 16 offices from March 31, 2003.

The provisions for loan losses during the quarter ended September 30, 2003, increased by $1.7 million, or 22.7% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $8.6 million, a 22.2% increase over the $7.0 million charged off during the same quarter of fiscal 2003. As a percentage of average loans receivable, net charge-offs increased to 16.0% on an annualized basis for three months ended September 30, 2003, from 14.7% annualized for the prior year quarter. The increase in the charge-off percentages is also partially due to the change in the mix of the loan portfolio as previously mentioned. Higher yielding small loans generally have higher loss ratios. Management does not currently believe that loan losses will continue to rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended September 30, 2003, increased by $1.8 million, or 8.7% over the same quarter of fiscal 2003. This increase is due primarily to an increase in personnel cost over the two quarterly periods as a result of the 25 net new offices open or acquired between September 30, 2002 and September 30, 2003. Overall, general and administrative expenses as a percent of total revenues decreased from 55.9% during the quarter ended September 30, 2002 to 52.7% during the most recent quarter.

Interest expense decreased by $241,000, or 20.6%, as a result of the continued reduction in interest rates during the last year as well as due to a 7.1% decrease in average debt outstanding when comparing the two quarterly periods.

The Company’s effective income tax rate remained unchanged at 35.5% when comparing the two quarters.

Net income rose to $6.1 million during the three months ended September 30, 2003, a 32.0% increase over the $4.6 million earned during the corresponding three-month period of the previous year. Diluted earnings per share rose by only 23.1% when comparing the two quarterly periods. This lower percentage increase in diluted earnings per share is due to the increased shares outstanding resulting from the exercise of stock options as well as an increase in the dilutive effect of the remaining outstanding options based on the higher trading price of the Company’s common stock during the period.

Comparison of Six Months Ended September 30, 2003,

Versus Six Months Ended September 30, 2002

For the six-month period ended September 30, 2003, net income amounted to $11.7 million. This represents a $2.4 million, or 26.1%, increase when comparing the two six-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $3.5 million, or 20.9%, over the two periods. This increase was in addition to a decrease in interest expense, offset by an increase in income taxes.

Total revenues amounted to $81.9 million during the current six-month period, an increase of $11.0 million, or 15.5%, over the prior-year period. This increase resulted from increases in interest and fee income of 13.8%, insurance commissions of 22.3% and other income of 34.0%. The increase in interest and fee income resulted from the increase in average loans receivable of 13.8% when comparing the two six-month periods. Revenues from the 435 offices open throughout both six-month periods increased approximately 11.1%.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The provision for loan losses increased by $3.3 million, or 23.6%, during the current six-month period when compared to the same period of fiscal 2003. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $15.5 million during the six-months ended September 30, 2002, a $2.5 million, or 19.3%, increase over the $13.0 million charged-off during the September 30, 2002 period. As a percentage of average loans receivable, annualized net charge-offs rose to 14.7% during the current period from 14.1% during the same period of fiscal 2003.

General and administrative expenses increased by $4.2 million, or 10.4%, over the two six-month periods. This increase resulted from the 25 net new offices added during the 12 month period ending September 30, 2003. As a percent of total revenues, general and administrative expenses decreased from 56.9% during the six month of fiscal 2003 to 54.4% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 5.2% when comparing the two-six month periods.

Interest expense decreased by $282,000 when comparing the two six-month periods, a decrease of 12.8%. This reflects the decrease in interest rates during the past year.

The effective income tax rate remained unchanged at 35.5% during the two six-month periods.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. the Company has financed these requirements through a combination of cash flow from operations and borrowings from its institutional lenders. The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund its currently expected cost of opening or acquiring new office, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the senior subordinated notes. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

As the Company’s gross loans receivable increased from $173.6 million at March 31, 2000 to $266.8 million at March 31, 2003, net cash provided by operating activities for fiscal years 2001, 2002 and 2003 was $31.9 million, $48.3 million and $55.1 million, respectively.

The Company repurchased 1,623,549 shares in fiscal 2003 for an aggregate purchase price of $12,000,000. The Company believes stick repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.

The Company acquired five offices and a number of loan portfolios from competitors in four states in 13 separate transactions during the first six months of fiscal 2004. Gross loans receivable purchased in these transactions were approximately $4.0 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2003. New offices have also required from $100,000 or $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2005. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.0% per annum. At September 30, 2003, the interest rate on borrowings under the revolving credit facility was 3.16%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

receivable. On September 30, 2003, $93.8 million was outstanding under this facility, and there was $58.2 million of unused borrowing availability under the borrowing base limitations.

The Company has a $1.2 million installment note payable with a bank, bearing interest at LIBOR plus 2.00%, payable monthly, due in six $200,000 annual installment beginning on May 1, 2004. Certain fixed assets are pledged as collateral on this note.

The Company has $2.0 million of senior subordinated secured notes payable to an insurance company. These notes mature on June 30, 2004, and bear interest at 10.0%, payable quarterly. The notes were issued at a discounted price equal to 99.6936% and may be prepaid subject to certain prepayment penalties. Borrowings under the revolving credit facility and the senior subordinated notes are secured by a lien on substantially all the tangible and intangible assets of the Company and its subsidiaries pursuant to various security agreements.

The Company also has a $482,000 note payable to an unaffiliated insurance company, bearing interest at 10.0%, payable annually, which matures in September 2004.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company was in compliance with these agreements as of September 30, 2003 and does not believe that these agreements will materially limit its business and expansion strategy.

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

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

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

Accounting for Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee at its inception.

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

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Recently Issued Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

The AcSEC expects to issue, Statement of Position (“the SOP”) “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in purchase business combinations and applies to all nongovernmental entities. The SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The SOP will require that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. The SOP will prohibit investors from displaying the accretable yield and non-accretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Deceases in cash flows expected to be collected would be recognized as an impairment.

For loans acquired in a transfer, which have evidence of deterioration of credit quality since origination, the SOP prohibits “carry over” or creation of a valuation allowances in the initial accounting. The SOP does not prohibit recognition of an allowance for loan loss at acquisition for loans acquired in business combinations that do not have evidence of deterioration of credit quality since origination.

The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The SOP will be effective for transfers of loans acquired in fiscal years beginning after December 15, 2004.

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

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “believe,” “plan,” “may,” “will,” “should” and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and subordinated notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.2 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The interest rate of the subordinated notes is 10%, which is considered to be a market rate for this type of instrument. The Company’s outstanding debt under its floating rate notes was $95.0 million at September 30, 2003. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 2.00% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at September 30, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $950,000 on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of fiscal 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not currently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.	Changes in Securities

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the contents of which are incorporated by reference in repose to this item.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Shareholders was held on August 6, 2003.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2003 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

(1)	The election of seven Directors to serve until the 2003 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD*
Ken R. Bramlett, Jr.	15,576,472	138,919

James R. Gilreath	15,577,348	138,043

William S. Hummers III	15,576,348	139,043

Douglas R. Jones	15,577,472	137,919

A. Alexander McLean III	15,576,144	139,247

Charles D. Walters	15,563,642	151,749

Charles D. Way	15,575,144	140,247

(2)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*
15,671,005	40,808	3,578

*There were no broker non-votes on these routine items.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company		*

4.5	Tenth Amendment to Amended and restated Revolving Credit Agreements, dated as of August 21, 2003	*

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	*

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Second Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust	*

4.10	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 21, 2003	*

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.3+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.4+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.5+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8+	1992 Stock Option Plan of the Company	4	33-52166

10.9+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.10+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.11+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.12+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.13+	Executive Deferral Plan	10.12	2001 10-K

31.1	Section 302 Certification of Chief Executive Officer	*

31.2	Section 302 Certification of Chief Financial Officer	*

32.1	Section 906 Certification of Chief Executive Officer	*

32.2	Section 906 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

(b)	Reports on Form 8-K.

The Company furnished one report on Form 8-K during the quarter ended September 30, 2003. The report, furnished August 14, 2003, attached the terms of the Company’s earnings press release the quarter ended June 30, 2003.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated:	November 14, 2003	/s/ D. R. Jones

D. R. Jones, President and Chief Executive Officer

Dated:	November 14, 2003	/s/ A. A. McLean III

A. A. McLean III, Executive Vice President and Chief Financial Officer