Form 10-Q
period 2003-12-31
WORLD ACCEPTANCE CORP
filed 2004-02-13
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, February 13, 2004.

Common Stock, no par value	18,840,537
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Cash	$2,691,251	4,022,686
Gross loans receivable	334,484,836	266,752,662
Less:
Unearned interest and fees	(83,634,515)	(63,578,130)
Allowance for loan losses	(19,901,729)	(15,097,780)

Loans receivable, net	230,948,592	188,076,752
Property and equipment, net	9,088,095	8,297,859
Other assets, net	13,275,930	13,321,175
Intangible assets, net	13,906,415	14,598,808

Total assets	$269,910,283	228,317,280

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	120,950,000	98,050,000
Subordinated notes payable	2,000,000	4,000,000
Other notes payable	1,682,000	482,000
Accounts payable and accrued expenses	4,619,866	9,744,250

Total liabilities	129,251,866	112,276,250

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,505,461 and 17,663,189 shares at December 31, 2003 and March 31, 2003, respectively
Additional paid-in capital	9,349,501	1,048,721
Retained earnings	131,308,916	114,992,309

Total shareholders’ equity	140,658,417	116,041,030

	$269,910,283	228,317,280

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Revenues:
Interest and fee income	$38,075,063	33,442,181	109,029,260	95,779,269
Insurance and other income	6,210,348	5,592,430	17,195,293	14,220,005

Total revenues	44,285,411	39,034,611	126,224,553	109,999,274

Expenses:
Provision for loan losses	11,076,780	10,208,829	28,334,224	24,176,710

General and administrative expenses:
Personnel	14,699,110	13,363,907	44,559,428	40,074,632
Occupancy and equipment	2,578,468	2,215,309	7,323,197	6,567,163
Data processing	470,207	447,284	1,392,763	1,315,765
Advertising	3,420,306	2,850,176	5,874,478	4,864,873
Amortization of intangible assets	570,336	530,440	1,692,134	1,616,921
Other	3,335,832	3,044,517	8,835,539	8,403,380

	25,074,259	22,451,633	69,677,539	62,842,734

Interest expense	997,236	1,175,831	2,916,183	3,376,744

Total expenses	37,148,275	33,836,293	100,927,946	90,396,188

Income before income taxes	7,137,136	5,198,318	25,296,607	19,603,086
Income taxes	2,533,000	1,846,000	8,980,000	6,959,000

Net income	$4,604,136	3,352,318	16,316,607	12,644,086

Net income per common share:
Basic	$.25	.19	.90	.71

Diluted	$.23	.19	.85	.69

Weighted average common shares outstanding:
Basic	18,403,143	17,550,523	18,092,684	17,860,101

Diluted	19,691,940	17,936,993	19,204,993	18,304,976

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2002	$681,354	101,752,026	102,433,380
Proceeds from exercise of stock options (416,734 shares), including tax benefit of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030
Proceeds from exercise of stock options (842,272 shares), including tax benefit of $2,383,184	8,300,780	—	8,300,780
Net income	—	16,316,607	16,316,607

Balances at December 31, 2003	$9,349,501	131,308,916	140,658,417

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income	$4,604,136	3,352,318	16,316,607	12,644,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,076,780	10,208,829	28,334,224	24,176,710
Amortization of intangible assets	570,336	530,440	1,692,134	1,616,921
Amortization of loan costs and discounts	38,220	36,065	119,040	86,368
Depreciation	415,231	418,078	1,238,578	1,240,601
Change in accounts:
Other assets, net	(738,012)	(311,285)	(73,795)	(1,269,721)
Accounts payable and accrued expenses	502,467	1,908,654	(2,741,200)	(2,260,928)

Net cash provided by operating activities	16,469,158	16,143,099	44,885,588	36,234,037

Cash flows from investing activities:
Increase in loans, net	(40,056,890)	(34,170,681)	(63,552,149)	(56,765,837)
Net assets acquired from office acquisitions, primarily loans	(5,073,534)	(6,990,407)	(8,002,375)	(16,709,663)
Purchase of premises and equipment	(956,050)	(305,067)	(1,680,354)	(1,699,935)
Purchases of intangible assets	(172,613)	(285,123)	(999,741)	(2,746,943)

Net cash used in investing activities	(46,259,087)	(41,751,278)	(74,234,619)	(77,922,378)

Cash flows from financing activities:
Proceeds of senior notes payable, net	27,200,000	26,550,000	22,900,000	54,750,000
Repayment of senior subordinated notes	—	—	(2,000,000)	(2,000,000)
Proceeds from other note payable	—	—	1,200,000	—
Proceeds from exercise of stock options	2,148,248	607,879	5,917,596	1,420,485
Common stock repurchases	—	(2,001,000)	—	(12,000,993)

Net cash provided by financing activities	29,348,248	25,156,879	28,017,596	42,169,492

Increase (decrease) in cash	(441,681)	(451,300)	(1,331,435)	481,151
Cash, beginning of period	3,132,932	4,154,717	4,022,686	3,222,266

Cash, end of period	$2,691,251	3,703,417	2,691,251	3,703,417

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$928,180	1,122,933	2,770,169	3,329,410
Cash paid for income taxes	2,921,835	2,146,146	12,381,307	11,480,702
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	1,030,676	104,944	2,383,184	275,914

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2003, and for the three and nine month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2003, and the results of operations and cash flows for the three and nine months periods then ended, have been included. The results for the period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$17,052,677	14,595,411	15,097,780	12,925,644
Provision for loan losses	11,076,780	10,208,829	28,334,224	24,176,710
Loan losses	(9,588,574)	(8,337,963)	(26,446,948)	(22,444,951)
Recoveries	657,995	535,811	2,042,179	1,674,840
Allowance on acquired loans, net of specific charge-offs	702,851	814,769	874,494	1,484,614

Balance at end of period	$19,901,729	17,816,857	19,901,729	17,816,857

For the three months ended December 31, 2003 and 2002, the Company recorded adjustments of approximately $703,000, and $827,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments were $886,000 and $1,878,000 for the nine months ended December 31, 2003 and 2002, respectively.

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

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Basic:
Average common shares outstanding (denominator)	18,403,143	17,550,523	18,092,684	17,860,101

Diluted:
Average common shares outstanding	18,403,143	17,550,523	18,092,684	17,860,101
Dilutive potential common shares	1,288,797	386,470	1,112,309	444,875

Average diluted shares outstanding (denominator)	19,691,940	17,936,993	19,204,993	18,304,976

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because of the exercise price was greater than the average market price of the common shares:

For the nine months ended	Number of Shares	Range of Exercise Prices
December 31, 2003	—	—
December 31, 2002	945,315	8.39 – 13.00

NOTE 5 – STOCK-BASED COMPENSATION

At December 31, 2003, the Company had three stock-based employee compensation option plans, which are described more fully in Note 10 to the Consolidated financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. The Company accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans (dollars in thousands except share data).

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net income
Net income, as reported	$4,604	3,352	16,317	12,644
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	183	201	549	604

Pro forma net income	$4,421	3,151	15,768	12,040

Basic earnings per share
As reported	$0.25	0.19	0.90	0.71

Pro forma	$0.24	0.18	0.87	0.67

Diluted earnings per share
As reported	$0.23	0.19	0.85	0.69

Pro forma	$0.22	0.18	0.82	0.66

The fair value of the options granted is estimated at the time of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004 and 2003 respectively: dividend yield of zero; expected volatility of 35.2% and 47.5%; risk free interest rate of 3.9%; and expected lives of 10 years. The fair value of stock option granted in fiscal 2004 and 2003 were $2.76 and $4.90, respectively.

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2003 and 2002:

	2003	2002
Number of offices purchased	42	35
Merged into existing offices	13	16
Purchase Price	$9,000,116	$19,460,839

Tangible assets:
Net loans	7,653,915	16,497,928
Furniture, fixtures & equipment	348,460	211,735

Total tangible assets	$8,002,375	$16,709,663

Customer lists	563,002	2,553,176
Non-compete agreements	72,000	140,000
Goodwill	364,739	58,000

Total intangible assets	$999,741	$2,751,176

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

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Average gross loans receivable (1)	$301,080	270,482	285,953	252,867
Average loans receivable (2)	226,995	203,828	216,251	191,320
Expenses as a % of total revenue:
Provision for loan losses	25.0%	26.2%	22.4%	22.0%
General and administrative	56.6%	57.5%	55.2%	57.1%
Total interest expense	2.3%	3.0%	2.3%	3.1%
Operating margin (3)	18.4%	16.3%	22.4%	20.9%
Return on average assets (annualized)	7.3%	5.8%	9.0%	7.7%
Offices opened or acquired, net	30	9	46	29
Total offices (at period end)	516	470	516	470

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2003, Versus

Three Months Ended December 31, 2002

Interest and fee income for the quarter ended December 31, 2003, increased by $4.6 million, or 13.9%, over the same period of the prior year. This increase resulted from a $23.2 million increase, or 11.4%, in average loans receivable over the two corresponding periods. The increase in interest and fee income was greater than the increase in average net loans receivable due to a small change in mix in the loan portfolio. During the 12 months ending on December 31, 2003, small loans (those less than $1,000 in original balance) grew by 13.6% and the larger loans grew by 1.8%. Smaller loans generally carry higher interest rates (and will have higher losses) than the larger loans.

Insurance commissions and other income increased by $618,000, or 11.0%, when comparing the two quarterly periods. Insurance commissions increased by $542,000, or 18.4%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $76,000, or a modest 2.9%. Other sources of

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

revenues, including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club were higher during the most recent quarter due to the overall increase in the customer base, however this was partially offset by a decline in the revenue from ParaData Financial Systems, the Company’s computer subsidiary, which provides data processing systems to finance companies, including the Company.

Total revenues rose to $44.3 million during the quarter ended December 31, 2003, a 13.5% increase over the $39.0 million for the corresponding quarter of the previous year. Revenues from the 435 offices open throughout both quarters increased by approximately 7.7%, primarily due to increased balances of loans receivable in those offices. At December 31, 2003, the Company had 516 offices in operation, an increase of 46 offices from March 31, 2003.

The provisions for loan losses during the quarter ended December 31, 2003, increased by $868,000, or 8.5% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $8.9 million, a 14.5% increase over the $7.8 million charged off during the same quarter of fiscal 2003. As a percentage of average loans receivable, net charge-offs increased to 15.7% on an annualized basis for three months ended December 31, 2003, from 15.3% annualized for the prior year quarter. The increase in the charge-off percentages is also partially due to the change in the mix of the loan portfolio as previously mentioned. Higher yielding small loans generally have higher loss ratios. Management does not currently believe that loan losses will continue to rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended December 31, 2003, increased by $2.6 million, or 11.7% over the same quarter of fiscal 2003. This increase is due primarily to 46 net new offices opened or acquired between December 31, 2002 and December 31, 2003. Overall, general and administrative expenses as a percent of total revenues decreased from 57.5% during the quarter ended December 31, 2002 to 56.6% during the most recent quarter. The ratio of general and administrative expenses to total revenue is generally highest during our third fiscal quarter due to the large increase in advertising expenditures relating to the direct mail sent during the busy and important holiday lending season. This ratio is lowest during our fourth fiscal quarter due to the stabilization of expense combined with a large increase in revenue during this period. The revenue increase results from the higher loan balances outstanding during this quarter, the high volume of repayments in the January through March period and the fees generated from our tax preparation program.

Interest expense decreased by $179,000, or 15.2%, as a result of the continued reduction in interest rates during the last two years as well as due to a 10.9% decrease in average debt outstanding when comparing the two quarterly periods.

The Company’s effective income tax rate remained unchanged at 35.5% when comparing the two quarters.

Net income rose to $4.6 million during the three months ended December 31, 2003, a 37.3% increase over the $3.4 million earned during the corresponding three-month period of the previous year. Diluted earnings per share rose by only 21.1% when comparing the two quarterly periods. This lower percentage increase in diluted earnings per share is due to the increased shares outstanding resulting from the exercise of stock options as well as an increase in the dilutive effect of the remaining outstanding options based on the higher trading price of the Company’s common stock during the current fiscal year.

Comparison of Nine Months Ended December 31, 2003,

Versus Nine Months Ended December 31, 2002

For the nine-month period ended December 31, 2003, net income amounted to $16.3 million. This represents a $3.7 million, or 29.0%, increase when comparing the two nine-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $5.2 million, or 22.8%, over the two periods. This increase was in addition to a decrease in interest expense, offset by an increase in income taxes.

Total revenues amounted to $126.2 million during the current nine-month period, an increase of $16.2 million, or 14.8%, over the prior-year period. This increase resulted from increases in interest and fee income of 13.8%, insurance commissions of 20.9% and other income of 21.0%. The increase in interest and fee income resulted from the increase in average loans receivable of 13.0% when comparing the two nine-month periods. Revenues from the 435 offices open throughout both nine-month periods increased approximately 9.9%.

The provision for loan losses increased by $4.2 million, or 17.2%, during the current nine-month period when compared to the same period of fiscal 2003. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $24.4 million during the nine-months ended September 31, 2002, a $3.6 million, or 17.5%, increase over the $20.8 million charged-off during the December 31, 2002 period. As a percentage of average loans receivable, annualized net charge-offs rose to 15.0% during the current period from 14.5% during the same period of fiscal 2003.

General and administrative expenses increased by $6.8 million, or 10.9%, over the two nine-month periods. This increase resulted from the 46 net new offices added during the 12 month period ending December 31, 2003. As a percent of total revenues, general and administrative expenses decreased from 57.1% during the nine month of fiscal 2003 to 55.2% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 5.0% when comparing the two-nine month periods.

Interest expense decreased by $461,000 when comparing the two nine-month periods, a decrease of 13.6%. This reflects the decrease in interest rates during the past two years.

The effective income tax rate remained unchanged at 35.5% during the two nine-month periods.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company has financed these requirements through a combination of cash flow from operations and borrowings from its institutional lenders. The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund its currently expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices, and the scheduled repayment of the senior subordinated notes. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

The Company acquired 29 offices and a number of loan portfolios from competitors in 7 states in 20 separate transactions during the first nine months of fiscal 2004. Gross loans receivable purchased in these transactions were approximately $10.9 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2003. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2005. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.0% per annum. At December 31, 2003, the interest rate on borrowings under the revolving credit facility was 3.16%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2003, $121.0 million was outstanding under this facility and there was $46.0 million of unused borrowing availability under the borrowing base limitations.

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

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company was in compliance with these agreements as of December 31, 2003 and does not believe that these agreements will materially limit its business and expansion strategy.

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

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may by used to measure the assets, liabilities and noncontrolling interest of the VIE.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

Recently Issued Accounting Pronouncements

The AcSEC issued Statement of Position 3-03 (SOP) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” which addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a proof of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of Practice Bulletin 6, paragraphs 7 and 8 of this SOP, as they apply to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.

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

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and subordinated notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.2 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The interest rate of the subordinated notes is 10%, which is considered to be a market rate for this type of instrument. The Company’s outstanding debt under its floating rate notes was $122.2 million at December 31, 2003. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 2.00% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at December 31, 2003, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of fiscal 2004 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not currently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.	Changes in Securities

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the contents of which are incorporated by reference in response to this item.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Tenth Amendment to Amended and Restated Revolving Credit Agreements, dated as of August 21, 2003	4.5	9-30-03 10-Q

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Second Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust	4.9	9-30-03 10-Q

4.10	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 21, 2003	4.10	9-30-03 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.3+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.4+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.5+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8+	1992 Stock Option Plan of the Company	4	33-52166

10.9+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.10+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.11+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.12+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.13+	Executive Deferral Plan	10.12	2001 10-K

31.1	Section 302 Certification of Chief Executive Officer	*

31.2	Section 302 Certification of Chief Financial Officer	*

32.1	Section 906 Certification of Chief Executive Officer	*

32.2	Section 906 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

*	Filed or furnished herewith.

(b) Reports on Form 8-K.

The Company furnished one report on Form 8-K during the quarter ended December 31, 2003. The report, furnished October, 2003, attached the terms of the Company’s earnings press release the quarter ended September 30, 2003.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated: February 13, 2004	/s/ D. R. Jones

D. R. Jones, President and Chief Executive Officer

Dated: February 13, 2004	/s/ A. A. McLean III

A. A. McLean III, Executive Vice President and Chief Financial Officer