Form 10-K
period 2004-03-31
WORLD ACCEPTANCE CORP
filed 2004-06-14
CIK 108385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2003, computed by reference to the closing sale price on such date, was 232,254,787. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of June 2, 2004, 18,556,397 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Parts hereof.

WORLD ACCEPTANCE CORPORATION

Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states. As used herein, the “Company” includes World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to “fiscal 2004” are to the Company’s fiscal year ended March 31, 2004.

The Company maintains an Internet website, www.worldacceptance.com”, where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov. The Company will also provide either electronic or paper copes free to charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.

PART I.

Item 1. Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 526 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, and Alabama as of March 31, 2004. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and refund anticipation loans to its customers and others.

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

Expansion. During fiscal 2004, the Company opened twenty-one new offices. Thirty-nine other offices were purchased and four offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company’s ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
South Carolina	59	62	68	64	63	63	62	62	65	65
Georgia	38	39	45	49	49	48	48	52	52	74
Texas	93	104	131	128	131	135	135	136	142	150
Oklahoma	33	39	40	41	40	43	43	46	45	47
Louisiana (1)	15	20	18	21	20	21	20	20	20	20
Tennessee (2)	6	18	24	28	30	35	38	40	45	51
Illinois (3)	—	-3	11	20	30	30	29	28	30	30
Missouri (4)	—	—	1	9	16	18	22	22	22	26
New Mexico (5)	—	—	6	9	10	13	12	12	16	19
Kentucky (6)	—	—	—	—	—	4	10	13	30	30
Alabama (7)	—	—	—	—	—	—	—	—	5	14

Total	244	282	336	360	379	410	420	441	470	526

(1)	The Company commenced operations in Louisiana in May 1991.
(2)	The Company commenced operations in Tennessee in April 1993.
(3)	The Company commenced operations in Illinois in September 1996.
(4)	The Company commenced operations in Missouri in August 1996.
(5)	The Company commenced operations in New Mexico in December 1996.
(6)	The Company commenced operations in Kentucky in March 2000.
(7)	The Company commenced operations in Alabama in January 2003.

Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company’s loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2004, the Company’s average originated loan size and term were approximately $709 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2004, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 30% to 215% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

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

In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico and Missouri. The program is not offered in the other states where the Company operates as it is not permitted by the various state regulations. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company’s customers and, accordingly, the Company is not required to maintain any inventory to support the program. During fiscal 2004, however, the company tried, on a limited basis, to maintain a few inventory items in each of its branch offices participating in the program. Having certain items on hand enhanced sales and may be done on a limited basis in the future. Also, beginning in fiscal 2005, the Company will add a limited number of furniture items to its product line.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to $300 to $500, with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2004, the larger class of loans amounted to approximately $86.7 million of gross loans receivable, a 15.1% increase over the balance outstanding at March 31, 2003. This portfolio now represents 28.0% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 50,000 in fiscal 2004, and the net revenues to the Company from this service grew from approximately $1.0 million to approximately $5.4 million over this same period. The Company believes that this is a beneficial service for its existing customer base and plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company’s gross loans receivable by state at March 31 of each year from 1995 through 2004:

	At March 31,
State	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
South Carolina	35%	33%	26%	23%	22%	21%	21%	19%	15%	14%
Georgia	13	13	13	14	16	15	12	12	12	13
Texas	38	35	39	35	31	28	25	24	23	21
Oklahoma	7	8	7	7	7	6	6	5	5	5
Louisiana (1)	4	5	3	4	4	3	3	3	3	3
Tennessee (2)	3	6	10	11	12	13	11	12	14	15
Illinois (3)	—	—	—	2	3	4	5	5	5	5
Missouri (4)	—	—	—	1	2	3	4	5	5	6
New Mexico (5)	—	—	2	3	3	3	3	3	3	3
Kentucky (6)	—	—	—	—	—	4	10	12	13	12
Alabama (7)	—	—	—	—	—	—	—	—	2	3

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Louisiana in May 1991.
(2)	The Company commenced operations in Tennessee in April 1993.
(3)	The Company commenced operations in Illinois in September 1996.
(4)	The Company commenced operations in Missouri in August 1996.
(5)	The Company commenced operations in New Mexico in December 1996.
(6)	The Company commenced operations in Kentucky in March 2000.
(7)	The Company commenced operations in Alabama in January 2003.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2004:

	Total Number of Loans	Average Gross Loan Balance
South Carolina	58,588	$737
Georgia	49,471	816
Texas	160,691	416
Oklahoma	29,189	520
Louisiana	13,798	611
Tennessee	50,105	950
Illinois	22,097	718
Missouri	18,906	969
New Mexico	14,865	622
Kentucky	28,485	1,274
Alabama	7,682	1,138

Total	453,877

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

In fiscal 2004, approximately 87% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2002, 2003, and 2004, the percentages of the Company’s loan originations that were refinancings of existing loans were 79.0%, 77.1%, and 77.2%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company’s credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. While allowed on a selective basis, refinancings of delinquent loans amounted to less than 3% of the Company’s loan volume in fiscal 2004.

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

Insurance-related Operations. In Georgia, Louisiana, South Carolina, Kentucky, Alabama and on a limited basis, New Mexico, Oklahoma, and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company’s loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2004, the captive insurance subsidiary reinsured approximately 2.7% of the credit insurance sold by the Company and contributed approximately $548,000 to the Company’s total revenues.

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

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company’s senior management. At least once per year, each office undergoes an audit by the Company’s internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

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

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2004, advertising expenses were approximately 4.0% of total revenues.

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

Employees. As of March 31, 2004, the Company had 1,646 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)
Charles D. Walters (65)	Chairman and Director	Chairman since July 1991; CEO between July 1991 and August 2003; President between July 1986 and August 2003; Director since April 1989

Douglas R. Jones (52)	President and Chief Executive Officer; Director	CEO since August 2003; President since August 1999; Chief Operating Officer from August 1999 until August 2003; from October 1977 until August 1999, various positions with Associates Financial Services, Inc., Dallas, Texas with most recent being Regional Operations Director

A. Alexander McLean, III (53)	Executive Vice President, Chief Financial Officer; Director	Executive Vice President since August 1996; Senior Vice President since July 1992; CFO and Director since July 1989

Mark C. Roland (48)	Executive Vice President, Southern Division	Executive Vice President since April 2002; Senior Vice President from January 1996 to April 2002; Senior Vice President – Operations Support, Fleet Finance, Atlanta, Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (42)	Senior Vice President, Western Division	Since April 2000; Vice President, Operations – Southeast Texas and New Mexico from December 1996 to April 2000; Supervisor of West Texas from July 1987 to December 1996

Greg L. Thompson (34)	Senior Vice President, Central Division	Since April 2002; Vice President of Operations - Tennessee and Kentucky from August 1998 to April 2002; Supervisor, South Houston District from February 1996 to August 1998.

Item 2. Properties

The Company owns its headquarters facility of approximately 14,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2004, the Company had 526 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2004, total lease expense was approximately $5.3 million, or an average of approximately $10,874 per office. The Company’s leases generally provide for an initial three- to five-year term with renewal options. The Company’s branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

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

This report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and other information incorporated herein by reference, may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “may,” “will,” any variations of the foregoing, and any similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discusses in this Report and the Company’s other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth fiscal quarter ended March 31, 2004.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company’s Common Stock has traded on the NASDAQ National Market System (“NASDAQ”) under the symbol WRLD. As of June 2, 2004, there were 112 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its Common Stock. Its policy has been to retain earnings for use in its business and on occasion, repurchase it’s common stock on the open market. In the future, the Company’s Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements and other relevant factors. In addition, the Company’s credit agreements with its lenders impose restrictions on the amount of cash dividends that may be paid on its capital stock.

The table below reflects the stock prices published by Nasdaq by quarter for the last two fiscal years. The last reported sale price on June 2, 2004, was $18.17.

Market Price of Common Stock

Fiscal 2004
Quarter	High	Low
First	$16.35	$9.00
Second	16.68	12.74
Third	20.23	14.38
Fourth	24.40	17.98

Fiscal 2003
Quarter	High	Low
First	$9.15	$7.06
Second	8.72	6.50
Third	9.20	6.93
Fourth	9.14	7.61

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Interest and fee income	$151,499	$133,256	$117,193	$103,412	$89,052
Insurance commissions and other income	27,653	22,415	19,362	17,132	16,224

Total revenues	179,152	155,671	136,555	120,544	105,276

Provision for loan losses	33,481	29,570	25,688	19,749	15,697
General and administrative expenses	96,313	85,757	75,418	68,264	61,835
Interest expense	3,943	4,493	5,415	8,260	6,015

Total expenses	133,737	119,820	106,521	96,273	83,547

Income before income taxes	45,415	35,851	30,034	24,271	21,729
Income taxes	16,650	12,987	10,695	8,670	7,560

Net income	$28,765	$22,864	$19,339	$15,601	$14,169

Net income per common share (diluted)	$1.49	$1.25	$1.00	$.83	$.74

Diluted weighted average common equivalent shares	19,347	18,305	19,340	18,840	19,155

Balance Sheet Data (end of period):
Loans receivable	$236,528	$203,175	$172,637	$162,389	$135,660
Allowance for loan losses	(17,261)	(15,098)	(12,926)	(12,032)	(10,008)

Loans receivable, net	219,267	188,077	159,711	150,357	125,652
Total assets	261,969	228,317	195,247	183,160	153,473
Total debt	95,032	102,532	83,382	91,632	78,382
Shareholders’ equity	156,580	116,041	102,433	82,727	68,192
Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	15.1%	15.2%	14.8%	12.6%	12.3%
Net charge-offs	14.7%	14.6%	14.8%	12.0%	12.0%
Number of offices open at year-end	526	470	441	420	410

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 1999, gross loans receivable have increased at a 15.7% annual compounded rate from $149.6 million to $310.1 million at March 31, 2004. The increase reflects both the higher volume of loans generated through the Company’s existing offices and the contribution of loans generated from new offices opened or acquired over the period. During this same five-year period, the Company has grown from 379 offices to 526 offices as of March 31, 2004. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years.

The Company continues to identify new products and services for marketing to its customer base. In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base. This program is called the “World Class Buying Club.” Total loan volume under this program amounted to $6.5 million during fiscal 2004, a 5.2% increase from the prior fiscal year. While this represents less than 1% of the Company’s total loan volume, it remains a very profitable program, which the Company plans to continue to emphasize in fiscal 2004 and beyond.

The Company’s ParaData Financial Systems subsidiary provides data processing systems to 115 separate finance companies, including the Company, and currently supports approximately 1,109 individual branch offices in 45 states. ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year. During fiscal 2004, its net revenues from system sales and support amounted to $2.3 million, approximately the same as in fiscal 2003. ParaData’s pretax income contribution to the Company also can fluctuate greatly and was $288,000, $486,000, and $773,000, in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. ParaData’s net revenue and resulting net contribution to the Company will continue to fluctuate on a year to year basis, but management believes this business should remain profitable over the long term. Additionally, and more importantly, ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at little or no net costs to the Company.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months compared to smaller loans, which average $300 to $500, with 8 to 12 month terms. The Company offers the larger loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2004, the larger loan category amounted to approximately $86.7 million of gross loans receivable, a 15.1% increase over the balance outstanding at March 31, 2003. At the end of the current fiscal year, this portfolio was 28.0% of the total loan balances, a slight decrease from the end of the previous year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

In fiscal 1999, the Company tested an income tax return preparation and refund anticipation loan program in 40 of its offices. Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices. Since that time, the program has grown dramatically, with the Company preparing approximately, 40,000, 45,000, and 50,000 returns in fiscal 2002, 2003, and 2004, respectively. Net revenue generated by the Company from this program during fiscal 2004 amounted to approximately $5.4 million. The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated.

	Years Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Average gross loans receivable (1)	$292,110	257,595	228,400
Average loans receivable (2)	221,240	195,148	173,192

Expenses as a percentage of total revenue:
Provision for loan losses	18.7%	19.0%	18.8%
General and administrative	53.8%	55.1%	55.2%
Total interest expense	2.2%	2.9%	4.0%

Operating margin (3)	27.6%	25.9%	26.0%
Return on average assets	11.7%	10.4%	9.9%

Offices opened and acquired, net	56	29	21
Total offices (at period end)	526	470	441

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2004 Versus Fiscal 2003

Net income amounted to $28.8 million in fiscal 2004, a 25.8% increase over the $22.9 million earned during fiscal 2003. This increase resulted from an increase of $9.0 million, or 22.3%, in operating income (revenues less provision for loan losses and general and administrative expenses) combined with a reduction in interest expense of $551,000, or 12.3%, offset by a $3.7 million increase in income taxes.

Interest and fee income during fiscal 2004 increased by $18.2 million, or 13.7%, over fiscal 2003. This increase resulted primarily from an increase of $26.1 million, or 13.4%, in average loans receivable between the two fiscal years. This increase in loans receivable resulted form growth in our existing offices, new offices opened during the fiscal year and acquisitions. As in the prior year, acquisitions continued to play an important role in our overall growth strategy. During fiscal 2004, $24.5 million of gross loans were purchased in 21 separate transactions. These loans were added to 37 new offices and 29 existing offices.

Insurance commissions and other income amounted to $27.7 million in fiscal 2004, a $5.2 million, or 23.4%, increase over the $22.4 million earned in fiscal 2003. Insurance commissions increased by $3.1 million, or 29.4%, and other income increased by $2.1 million, or 18.1%. The increase in insurance commissions resulted from the growth in the loan portfolio in those states where credit insurance may be sold in conjunction with the loan transaction. Other income, which consists primarily of commissions from the sale of Motor Club memberships and AD&D insurance, revenues from ParaData, the gross profit on the sale of items through the Company’s World Class buying Club, and fees from the tax preparation business, were up mainly from an increase in the net fees generated from tax preparation and electronic filing.

Total revenues were $179.2 million during fiscal 2004, a 15.1% increase over the $155.7 million in the prior fiscal year. Revenues from the 433 offices that were open throughout both fiscal years increased by 9.8%.

The provision for loan losses during fiscal 2004 increased by $3.9 million, or 13.2%, from the previous year. This increase resulted primarily from an increase in loan losses over the two fiscal periods. As a percentage of average loans receivable, net charge-offs rose slightly to 14.7% during fiscal 2004 from 14.6% during fiscal 2003.

General and administrative expenses increased by $10.6 million, or 12.3%, over the two fiscal years. The Company’s profitability benefited by improved expense ratios as total general and administrative expense as a percent of total revenues decreased from 55.1% in fiscal 2003 to 53.8% in fiscal 2004. This ratio improved because of the average general and administrative expense per open office rose by 5.1% over the two fiscal years, while the average revenue increased 9.8%.

Interest expense was $3.9 million in fiscal 2004, a decrease of $551,000, or 12.3%, from $4.5 million in fiscal 2003. This decrease was due to reductions in average debt outstanding as well as overall interest rates when comparing the two fiscal years. Average debt outstanding decreased by 4.8% and the average interest rate decreased from 4.2% in fiscal 2003 to 3.8% in fiscal 2004.

The Company’s effective income tax rate increased from 36.2% in fiscal 2003 to 36.7% in fiscal 2004 primarily due to an increase in state income taxes.

Comparison of Fiscal 2003 Versus Fiscal 2002

Net income was $22.9 million during fiscal 2003, an 18.2% increase over the $19.3 million earned during fiscal 2002. This increase resulted from an increase in operating income of $4.9 million, or 13.8%, combined with a decrease in interest expense and partially offset by an increase in income taxes.

Interest and fee income during fiscal 2003 increased by $16.1 million, or 13.7%, over fiscal 2002. This increase resulted from an increase of $20.7 million, or 12.0%, in average loans receivable between the two fiscal years. The increase in average loans receivable, especially the larger loans, was partially due to several acquisitions during the year. The Company acquired approximately $16.7 million in net loans in 42 separate transactions during fiscal 2003.

Insurance commissions and other income increased by $3.1 million, or 15.8%, over the two fiscal years. Insurance commissions increased by $1.8 million, or 20.8%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $1.2 million, or 11.7%, over the two years.

Total revenues increased to $155.7 million in fiscal 2003, a $19.1 million, or 14.0%, increase over the $136.6 million in fiscal 2002. Revenues from the 412 offices open throughout both fiscal years increased by 8.5%. At March 31, 2003, the Company had 470 offices in operation, an increase of 29 net offices from March 31, 2002.

The provision for loan losses during fiscal 2003 increased by $3.9 million, or 15.1%, from the previous year. This increase resulted from a combination of increases in both the general allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2003 amounted to $28.4 million, a 10.8% increase over the $25.7 million charged off during fiscal 2002, and net charge-offs as a percentage of average loans declined slightly from 14.8% to 14.6% when comparing the two annual periods.

General and administrative expenses during fiscal 2003 increased by $10.3 million, or 13.7%, over the previous fiscal year. This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year. General and administrative expenses, when divided by average open offices, increased by 6.8% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 55.2% in fiscal 2002 to 55.1% during fiscal 2003.

Interest expense decreased by $922,000, or 17.0%, during fiscal 2003, as compared to the previous fiscal year as a result of the continued decline in interest rates.

The Company’s effective income tax rate increased to 36.2% during fiscal 2003 from 35.6% during the previous fiscal year. This increase resulted primarily from increased state income taxes.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the consolidated financial statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses which takes into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. For additional discussion concerning the allowance for loan losses, see “Credit Quality” below.

Credit Quality

The Company’s delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in the portfolio, the quality of receivables, the success of collection efforts, bankruptcy trends and general economic conditions.

Delinquency is computed on the basis of the date of the last full contractual payment on a loan (known as the recency method) and on the basis of the amount past due in accordance with original payment terms of a loan (known as the contractual method). Management closely monitors portfolio delinquency using both methods to measure the quality of the Company’s loan portfolio and the probability of credit losses.

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 60 days at March 31, 2004, 2003, and 2002:

	At March 31,
	2004	2003	2002
	(Dollars in thousands)
Recency basis:
60-89 days past due	$5,190	4,960	4,010
90 days or more past due	1,916	1,661	1,627

Total	$7,106	6,621	5,637

Percentage of period-end gross loans receivable	2.3%	2.5%	2.5%

Contractual basis:
60-89 days past due	$6,474	6,169	5,111
90 days or more past due	5,259	5,060	4,708

Total	$11,733	11,229	9,819

Percentage of period-end gross loans receivable	3.8%	4.2%	4.3%

Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied, and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

At the end of fiscal 2004, the Company experienced a decrease in contractual delinquency from 4.2% at March 31, 2003 to 3.8% at the end of the current fiscal year. The delinquency rate also decreased from 2.5% at the end of fiscal 2003 to 2.3% at the end of the current fiscal year on a recency basis. Charge-offs as a percent of average loans increased from 14.6% in fiscal 2003 to 14.7% in fiscal 2004.

In fiscal 2004, approximately 86.8% of the Company’s loans were generated through renewals of outstanding loans and the origination of new loans to previous customers. A renewal represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2002, 2003, and 2004, the percentages of the Company’s loan originations that were renewals of existing loans were 79.0%, 77.1%and 77.2%, respectively. The Company’s renewal policies are determined based on state regulations and customer payment history. A renewal is considered a current renewal if the customer is no more than 45 days delinquent on a contractual basis. Delinquent renewals may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy to not renew delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2004, delinquent renewals represented less than 3% of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and renewals. This is as expected due to the payment history experience available on repeat borrowers. However, as a percentage of total loans charged off, renewals represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2004:

	Loan Volume by Category	Percent of Total Charge-offs	Percent of Loans Made
Renewals	77.2%	61.6%	4.0%
Former Borrowers	9.6%	6.0%	3.4%
New Borrowers	13.2%	32.4%	19.9%

	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated. It is probable that there are losses in the existing portfolio. To estimate the losses, the Company uses historical information for net charge-offs and average loan life by loan type. This methodology is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average life is approximately four months. Based on this methodology, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2004, 2003, and 2002. Therefore, at each year end the Company had an allowance for loan losses that covers estimated losses for its existing loans based on historical charge-offs and average lives. In addition, the entire loan portfolio turns over approximately 3.5 times during a typical twelve-month period. Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs is not needed in the allowance, and that the methodology employed is in accordance with generally accepted accounting principles.

For the years ended March 31, 2004, 2003 and 2002, the Company recorded adjustments of approximately $1.3 million, $1.0 million, and $889,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans.

The Company records acquired loans at fair value based on current interest rates, less allowances for uncollectibility and collection costs. The Company normally records all acquired loans on its books; however, the acquired loan portfolios generally include some loans that the Company deems uncollectible but which do not have an allowance assigned to them. An allowance for loan losses is then estimated based on a review of the loan portfolio, considering delinquency levels, charge-offs, loan mix and other current economic factors. The Company then records the acquired loans at their gross value and records the related allowance for loan losses as an adjustment to their allowance for loan losses. This is reflected as purchase accounting acquisitions in the table below. Subsequent charge-offs related to acquired loans are reflected in the purchase accounting acquisition adjustment in the year of acquisition.

The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2004.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2004, 2003, and 2002:

	March 31,
	2004	2003	2002
Balance at the beginning of the year	$15,097,780	12,925,644	12,031,622
Provision for loan losses	33,481,447	29,569,889	25,687,989
Loan losses	(35,731,794)	(30,987,772)	(27,774,830)
Recoveries	3,118,924	2,541,785	2,092,032
Purchase accounting acquisitions	1,294,393	1,048,234	888,831

Balance at the end of the year	$17,260,750	15,097,780	12,925,644

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.3%	7.4%	7.5%
Net charge-offs as a percentage of average loans receivable (1)	14.7%	14.6%	14.8%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

Quarterly Information and Seasonality

The Company’s loan volume and corresponding loans receivable follow seasonal trends. The Company’s highest loan demand typically occurs from October through December, its third fiscal quarter. Loan demand has generally been the lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances typically remain relatively level during the remainder of the year. This seasonal trend affects quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned and the provision for loan losses recorded, as well as fluctuations in the Company’s cash needs. Consequently, operating results for the Company’s third fiscal quarter generally are significantly lower than in other quarters and operating results for its fourth fiscal quarter significantly higher than in other quarters.

The following table sets forth, on a quarterly basis, certain items included in the Company’s unaudited consolidated financial statements and shows the number of offices open during fiscal years 2003 and 2004.

	At or for the Three Months Ended
	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004
	(Dollars in thousands)
Total revenues	$34,819	36,146	39,034	45,672	40,263	41,676	44,285	52,928
Provision for loan losses	6,363	7,605	10,209	5,393	7,929	9,328	11,077	5,147
General and administrative expenses	20,186	20,205	22,451	22,915	22,643	21,961	25,074	26,635
Net income	4,668	4,624	3,352	10,220	5,611	6,101	4,604	12,449

Gross loans receivable	$247,203	255,187	300,751	266,753	279,805	283,485	334,485	310,131
Number of offices open	454	461	470	470	473	486	516	526

Current Accounting Issues

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003, and adopted the disclosure requirements effective as of March 31, 2003.

Accounting for Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable entity to the general creditor of the primary beneficiary. FIN 46 was effective for the first fiscal year or interim period beginning after June 15, 2003. The Company has no interest in any variable interest entities, so there was no impact upon adoption.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. This revision will not impact the Company upon adoption.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 104 did not have any impact on the consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the consolidated financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting of derivatives, including instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

Statement of Position 03-1 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. As the

Company’s gross loans receivable increased from $210.9 million at March 31, 2001 to $310.1 million at March 31, 2004, net cash provided by operating activities for fiscal years 2002, 2003, and 2004 was $48.3 million, $55.1 million, and $70.4 million, respectively.

The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002 and 1,623,549 shares in fiscal 2003 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000 and $12,000,000. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2004. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 39 offices and a number of loan portfolios from competitors in 10 states in 21 separate transactions during fiscal 2004. Gross loans receivable purchased in these transactions were approximately $24.5 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2005. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.00% per annum. At March 31, 2004, the interest rate on borrowings under the revolving credit facility was 3.20%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On March 31, 2004, $91.4 million was outstanding under this facility, and there was $60.6 million of unused borrowing availability under the borrowing base limitations.

The Company is currently in negotiations with its banks to extend the maturity date of its credit facility to September 30, 2006. The Company does not anticipate any problems in getting this extension approved, but will not know definitely until some time in the second quarter of fiscal 2005.

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

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company was in compliance with these agreements at March 31, 2004 and does not believe that these agreements will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Maturities of Notes Payable	$2,682	91,550	200	200	200	200	95,032
Minimum Lease Payments	4,658	2,862	1,048	150	62	1	8,781

Total	$7,340	94,412	1,248	350	262	201	103,813

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

Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, subordinated notes payable and other notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. Our revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The interest rate on the subordinated notes is 10%, which is considered to be a market rate for this type of instrument. The Company’s outstanding debt under its revolving credit facility and one of its other notes payable was $92.6 million at March 31, 2004. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 2.00%. Based on the outstanding balance at March 31, 2004, a change of 1% in the interest rates would cause a change in interest expense of approximately $926,000 on an annual basis.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws of three of the ten states in which the Company operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates in those states, which could partially offset the potential increase in operating costs due to inflation.

Legal Matters

At March 31, 2004, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Forward-Looking Statements

This annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this annual report and the Company’s filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
Assets
Cash	$4,314,107	4,022,686
Gross loans receivable	310,130,665	266,752,662
Less:
Unearned interest and deferred fees	(73,602,603)	(63,578,130)

Allowance for loan losses	(17,260,750)	(15,097,780)

Loans receivable, net	219,267,312	188,076,752
Property and equipment, net	9,273,602	8,297,859
Other assets, net	13,600,296	13,321,175
Intangible assets, net	15,514,003	14,598,808

	$261,969,320	228,317,280

Liabilities and Shareholders’ Equity
Liabilities:
Senior notes payable	91,350,000	98,050,000
Subordinated notes payable	2,000,000	4,000,000
Other note payable	1,682,000	482,000
Income taxes payable	383,009	2,047,017
Accounts payable and accrued expenses	9,973,974	7,697,233

Total liabilities	105,388,983	112,276,250

Shareholders’ equity:
Preferred stock, no par value Authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 18,857,197 and 17,663,189 shares at March 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	12,822,906	1,048,721
Retained earnings	143,757,431	114,992,309

Total shareholders’ equity	156,580,337	116,041,030

Commitments and contingencies	$261,969,320	228,317,280

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2004	2003	2002
Revenues:
Interest and fee income	$151,499,678	133,255,872	117,192,857
Insurance commissions and other income	27,652,829	22,414,951	19,362,244

Total revenues	179,152,507	155,670,823	136,555,101

Expenses:
Provision for loan losses	33,481,447	29,569,889	25,687,989

General and administrative expenses:
Personnel	62,696,557	55,537,903	48,454,298
Occupancy and equipment	10,183,032	9,026,611	8,225,000
Data processing	1,955,642	1,765,844	1,659,144
Advertising	7,093,498	5,755,145	4,929,249
Amortization of intangible assets	2,264,619	2,172,584	1,986,090
Other	12,120,018	11,499,105	10,164,394

	96,313,366	85,757,192	75,418,175
Interest expense	3,942,572	4,493,219	5,414,790

Total expenses	133,737,385	119,820,300	106,520,954

Income before income taxes	45,415,122	35,850,523	30,034,147
Income taxes	16,650,000	12,987,000	10,695,000

Net income	$28,765,122	22,863,523	19,339,147

Net income per common share:
Basic	$1.58	1.28	1.03

Diluted	$1.49	1.25	1.00

Weighted average shares outstanding:
Basic	18,251,639	17,860,101	18,786,529

Diluted	19,347,080	18,304,976	19,339,764

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2001	$313,655	82,412,879	82,726,534

Proceeds from exercise of stock options (442,136 shares), including tax benefits of $526,469	2,546,634	—	2,546,634
Common stock repurchases (251,891 shares)	(2,178,935)	—	(2,178,935)
Net income	—	19,339,147	19,339,147

Balances at March 31, 2002	681,354	101,752,026	102,433,380

Proceeds from exercise of stock options (416,734 shares), including tax benefits of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	1,048,721	114,992,309	116,041,030

Proceeds from exercise of stock options (1,238,146 shares), including tax benefits of $3,774,332	11,774,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	$12,822,906	143,757,431	156,580,337

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$28,765,122	22,863,523	19,339,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,264,619	2,172,584	1,986,090
Amortization of loan costs and discounts	156,886	123,086	124,943
Provision for loan losses	33,481,447	29,569,889	25,687,989
Depreciation	1,757,211	1,726,424	1,712,251
Deferred tax benefit	(918,000)	(1,685,000)	(914,000)
Change in accounts:
Other assets, net	481,993	(333,570)	(802,517)
Income taxes payable	2,110,324	(175,574)	103,892
Accounts payable and accrued expenses	2,276,741	881,200	1,052,221

Net cash provided by operating activities	70,376,343	55,142,562	48,290,016

Cash flows from investing activities:
Increase in loans receivable, net	(46,380,225)	(41,272,627)	(24,272,545)
Net assets acquired from office acquisitions, primarily loans	(18,661,742)	(16,874,896)	(10,884,531)
Increase in intangible assets from acquisitions	(3,179,814)	(2,804,077)	(2,815,098)
Purchases of property and equipment, net	(2,362,994)	(2,891,724)	(1,979,310)

Net cash used by investing activities	(70,584,775)	(63,843,324)	(39,951,484)

Cash flows from financing activities:
Proceeds (repayment) of senior revolving notes payable, net	(6,700,000)	21,150,000	(6,250,000)
Repayment of subordinated notes payable	(2,000,000)	(2,000,000)	(2,000,000)
Proceeds from other notes payable	1,200,000	—	—
Proceeds from exercise of stock options	7,999,853	2,352,175	2,020,165
Repurchase of common stock	—	(12,000,993)	(2,178,935)

Net cash provided by (used in) financing activities	499,853	9,501,182	(8,408,770)

Increase (decrease) in cash	291,421	800,420	(70,238)
Cash at beginning of year	4,022,686	3,222,266	3,292,504

Cash at end of year	$4,314,107	4,022,686	3,222,266

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The Company’s accounting and reporting policies are in accordance with United States generally accepted accounting principles and conform to general practices within the finance company industry. The following is a description of the more significant of these policies used in preparing the consolidated financial statements.

Nature of Operations

The Company is a small-loan consumer finance company head-quartered in Greenville, South Carolina that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit. It also offers income tax return preparation services and refund anticipation loans (through a third party bank) to its customer base and to others.

The Company also markets computer software and related services to finance companies through its ParaData Financial Systems (“ParaData”) subsidiary.

As of March 31, 2004, the Company operated 526 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky and Alabama.

Principles of Consolidation

The consolidated financial statements include the accounts of World Acceptance Corporation and its wholly owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states, ParaData, a software company acquired during fiscal 1994, and WAC Insurance Company, Ltd., a captive reinsurance company established in fiscal 1994. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

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

Business Segments

The Company reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

The Company has one reportable segment, which is the consumer finance company. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, buying club and the automobile club, are done in the existing branch network in conjunction with or as a compliment to the lending operation. There is no discrete financial information available for these activities and they do not meet the criteria under SFAS 131 to be reported separately.

ParaData provides data processing systems to 115 separate finance companies, including the Company. At March 31, 2004 and 2003, ParaData had total assets of $3,765,000 and $3,351,000, respectively, which represented less than 2.0% of total consolidated assets at each fiscal year end. Total net revenues (system sales and support) for

ParaData for the years ended March 31, 2004, 2003 and 2002 were $2,251,000, $2,268,000, and $2,522,000, respectively, which represented less than 3% of consolidated revenue for each year. For the years ended March 31, 2004, 2003 and 2002, ParaData had income before income taxes of $288,000, $486,000, and $773,000, respectively. Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky and Alabama. During fiscal 2004 and 2003, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less. Experience indicates that a majority of the direct cash consumer loans are renewed.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans. Unamortized amounts are recognized in income at the time that loans are renewed or paid in full.

Loans are carried at the gross amount outstanding reduced by unearned interest and insurance income, net deferred origination fees and direct costs, and an allowance for loan losses. Unearned interest is deferred at the time the loans are made and accreted to income on a collection method, which approximates the level yield method. Charges for late payments are credited to income when collected.

The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 24 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. The allowance for loan losses has an allocated and an unallocated component. The Company uses historical information for net charge-offs by loan type and average loan life by loan type to estimate the allocated component of the allowance for loan losses. This methodology is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average loan life is approximately four months. The allowance for loan loss model also reserves 100% of the principal on loans greater than 90 days past due on a recency basis. Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses. The unallocated component of the allowance for loan losses is for probable losses inherent in the loan portfolio that are not captured in the allocated allowance and amounted to approximately $3.0 million and $2.8 million at March 31, 2004 and 2003, respectively.

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

At March 31, 2004 and 2003, there were no concentrations of loans in any local economy, type of property, or to any one borrower.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows: building, 40 years; furniture and fixtures, 5 to 10 years; equipment, 3 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Additions to premises and equipment and major replacements or betterments are added at cost. Maintenance, repairs, and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Other Assets

Other assets include costs incurred in connection with originating long-term debt. Such remaining unamortized costs aggregated $31,079, and $171,564, at March 31, 2004 and 2003, respectively, and are amortized as interest expense over the life of the respective indebtedness.

Intangible Assets

Intangible assets include the cost of acquiring existing customers, the value assigned to noncompete agreements, and goodwill (the excess cost over the fair value of the net assets acquired). These assets are being amortized as follows: customer lists, 10 years; and non-compete agreements, the term of agreement, which approximates the estimated useful lives. Effective April 1, 2002, the Company ceased amortization of goodwill. Management periodically evaluates the recoverability of the unamortized balances of these assets and adjusts them as necessary.

The Company tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods; income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method used recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test, is compared to its carrying amount. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Following the April 1, 2002 adoption of SFAS 142, the Company had unamortized goodwill in the amount of $774,000 and unamortized identifiable intangible assets in the amount of $13.2 million related to loan office purchases. Under SFAS 142, the goodwill will no longer be amortized. Amortization expense related to goodwill was $166,000 ($107,000 after tax) for 2002. The Company will continue to amortize the identifiable intangible assets, which relate to non-compete agreements and customer lists.

The following presents the details for goodwill amortization expense and net income (in thousands, except share data) for the years ended March 31:

	2004	2003	2002
Net income	$28,765	22,864	19,339
Amortization of goodwill, net of tax	—	—	107

Adjusted net income	$28,765	22,864	19,446

Net income per common share, basic	$1.58	1.28	1.03
Amortization of goodwill, net of tax	—	—	.01

Adjusted net income per common share, basic	$1.58	1.28	1.04

Net income per common share, diluted	$1.49	1.25	1.00
Amortization of goodwill, net of tax	—	—	.01

Adjusted net income per common share, diluted	$1.49	1.25	1.01

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, subordinated notes payable, and other notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and other notes payable have a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The interest rate on the subordinated notes is 10%, which is considered to be a market rate for this type of instrument.

Insurance Premiums

Insurance premiums for credit life, accident and health, property and unemployment insurance written in connection with certain loans, net of refunds and applicable advance insurance commissions retained by the Company, are remitted monthly to an insurance company. All commissions are credited to unearned insurance commissions and recognized as income over the life of the related insurance contracts using a method similar to that used for the recognition of interest income.

Non-file Insurance

Non-file premiums are charged on certain loans at inception and renewal in lieu of recording and perfecting the Company’s security interest in the assets pledged on certain loans and are remitted to a third-party insurance company for non-file insurance coverage. Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see note 6).

Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims are reimbursed through non-file insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for loan losses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Supplemental Cash Flow Information

For the years ended March 31, 2004, 2003, and 2002, the Company paid interest of $3,747,688, $4,448,128, and $5,305,890, respectively.

For the years ended March 31, 2004, 2003, and 2002, the Company paid income taxes of $15,457,676, $14,847,574, and $10,591,108, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2004, 2003, and 2002, consist of:

	2004	2003	2002
Tax benefits from exercise of stock options	$3,774,332	392,945	526,469

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of stock options, which are computed using the treasury stock method.

Reclassification

Certain reclassification entries have been made for fiscal 2003 and 2002 to conform with fiscal 2004 presentation. There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

Stock-Based Compensation

At March 31, 2003, the Company had three stock-based employee compensation option plans, which are described more fully in Note 10. The Company accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the years ended March 31.

(Dollars in thousands except per share amounts)	2004	2003	2002
Net income
As reported	$28,765	22,864	19,339
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,080	806	885

Pro forma net income	$27,685	22,058	18,454

Basic earnings per share
As reported	$1.58	1.28	1.03

Pro forma	$1.52	1.24	.98

Diluted earnings per share
As reported	$1.49	1.25	1.00

Pro forma	$1.43	1.21	.95

Recently Adopted Accounting Pronouncements

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003, and adopted the disclosure requirements effective as of March 31, 2003.

Accounting for Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable entity to the general creditor of the primary beneficiary. FIN 46 was effective for the first fiscal year or interim period beginning after June 15, 2003. The Company has no interest in any variable interest entities so there was no impact upon adoption.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). Under the new FIN 46R guidance, application of FIN 46R is required in financial statements of entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. This revision will not impact the Company upon adoption.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 104 did not have any impact on the consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the consolidated financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting of derivatives, including instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on the consolidated financial statements.

(2)	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2004, 2003, and 2002:

	March 31,
	2004	2003	2002
Balance at the beginning of the year	$15,097,780	12,925,644	12,031,622
Provision for loan losses	33,481,447	29,569,889	25,687,989
Loan losses	(35,731,794)	(30,987,772)	(27,774,830)
Recoveries	3,118,924	2,541,785	2,092,032
Purchase accounting acquisitions	1,294,393	1,048,234	888,831

Balance at the end of the year	$17,260,750	15,097,780	12,925,644

For the years ended March 31, 2004, 2003 and 2002, the Company recorded adjustments of approximately $1.3 million, $1.0 million, and $889,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans.

(3)	Property and Equipment

Summaries of property and equipment follow:

	March 31,
	2004	2003
Land	$250,443	250,443
Buildings and leasehold improvements	3,587,981	3,400,566
Furniture and equipment	16,140,532	14,187,993

	19,978,956	17,839,002
Less accumulated depreciation and amortization	(10,705,354)	(9,541,143)

Total	$9,273,602	8,297,859

(4)	Intangible Assets

Intangible assets, net of accumulated amortization, consist of:

	March 31,
	2004	2003
Cost of acquiring existing customers	$9,580,015	9,207,757
Value assigned to noncompete agreements	2,789,637	3,468,306
Goodwill	3,053,826	1,788,420
Other	90,525	134,325

Total	$15,514,003	14,598,808

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2004:

Balance at March 31, 2003	$1,788,420
Goodwill acquired during the year	1,265,406

Balance at March 31, 2004	$3,053,826

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2,437,879 for 2005, $2,366,787 for 2006, $2,100,198 for 2007, $1,646,956 for 2008, $1,435,096 for 2009, and an aggregate of $2,473,261 for the years thereafter.

(5)	Notes Payable

Summaries of the Company’s notes payable follow:

Senior Credit Facilities

$152,000,000 Revolving Credit Facility – This facility provides for borrowings of up to $152.0 million, with $91.4 million outstanding at March 31, 2004, subject to a borrowing base formula. The Company may borrow, at its option, at the rate of prime or LIBOR plus 2.00%. At March 31, 2004, the Company’s interest rate was 3.20% and the unused amount available under the revolver was $60.6 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2005.

A member of the Company’s Board of Directors serves as an Executive Vice President of The South Financial Group, which is the Parent of Carolina First Bank. As of March 31, 2004 Carolina First Bank had committed to fund up to $20.0 million under the credit facility and had outstanding $1.2 million in other notes payable.

$2,000,000 Senior Subordinated Secured Notes - These notes mature on June 30, 2004, and bear interest at 10.0%, payable quarterly. The notes were issued at a discounted price equal to 99.6936% and may be prepaid subject to certain prepayment penalties.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit facility. The Company’s assets are also pledged as collateral for the senior subordinated notes on a subordinated basis.

Other Notes Payable

The Company has a $482,000 note payable to an unaffiliated insurance company, bearing interest at 10%, payable annually, which matures in September 2004.

The Company also has a $1.2 million note payable to a bank, bearing interest of LIBOR plus 2.00% payable monthly, which is to be repaid in five annual installments of $200,000 beginning on May 1, 2004.

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At March 31, 2004, $41.2 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company’s common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2004, are as follows: 2005, $2,682,000; 2006, $91,550,000; 2007, $200,000; 2008, $200,000; 2009, $200,000; thereafter, $200,000.

(6)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company. The following is a summary of the non-file insurance activity for the years ended March 31, 2004, 2003, and 2002:

	2004	2003	2002
Insurance premiums written	$3,391,523	2,120,692	1,903,251
Recoveries on claims paid	$296,330	304,215	292,635
Claims paid	$3,060,456	2,253,125	2,098,173

(7)	Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building. It is expected that in the normal course of business, expiring leases will be renewed at the Company’s option or replaced by other leases or acquisitions of other properties. All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2004, are as follows:

2005	$4,657,761
2006	2,862,442
2007	1,047,908
2008	150,078
2009	62,170
Thereafter	1,400

Total future minimum lease payments	$8,781,759

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2004, 2003, and 2002, was $5,460,005, $4,830,932, and $4,266,549, respectively.

(8)	Income Taxes

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2004:
U.S. Federal	$16,182,000	(813,000)	15,369,000
State and local	1,386,000	(105,000)	1,281,000

	$17,568,000	(918,000)	16,650,000

Year ended March 31, 2003:
U.S. Federal	$13,577,000	(1,468,000)	12,109,000
State and local	1,095,000	(217,000)	878,000

	$14,672,000	(1,685,000)	12,987,000

Year ended March 31, 2002:
U.S. Federal	$10,883,000	(824,000)	10,059,000
State and local	726,000	(90,000)	636,000

	$11,609,000	(914,000)	10,695,000

Income tax expense attributable to income from continuing operations was $16,650,000, $12,987,000, and $10,695,000, for the years ended March 31, 2004, 2003 and 2002, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2004	2003	2002
U.S. Federal	$15,895,000	12,458,000	10,512,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	833,000	571,000	413,000
Change in valuation allowance	122,000	(18,000)	27,000
Amortization of goodwill	—	—	58,000
Insurance income exclusion	(117,000)	(190,000)	(248,000)
Other, net	(83,000)	76,000	(67,000)

	$16,650,000	12,987,000	10,695,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:

Allowance for doubtful accounts	$6,368,000	5,554,000
Unearned insurance commissions	3,309,000	2,873,000
Accounts payable and accrued expenses primarily related to employee benefits	1,534,000	1,186,000
Tax over book accrued interest receivable	1,200,000	1,141,000
Other	415,000	290,000

Gross deferred tax assets	12,826,000	11,044,000
Less valuation allowance	(412,000)	(290,000)

Net deferred tax assets	12,414,000	10,754,000

Deferred tax liabilities:

Tax over book basis of depreciable assets	(942,000)	(589,000)
Intangible assets	(1,130,000)	(840,000)
Discount of purchased loans	(90,000)	(72,000)
Deferred net loan origination fees	(717,000)	(593,000)
Other	—	(43,000)

Gross deferred liabilities	(2,879,000)	(2,137,000)

Net deferred tax assets	$9,535,000	8,617,000

The valuation allowance for deferred tax assets as of March 31, 2004 and 2003 was $412,000 and $290,000, respectively. The valuation allowance against the potential total deferred tax assets as of March 31, 2004 and 2003 relates to state net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Internal Revenue Service has examined the Company’s federal income tax returns for the fiscal years 1994 through 1996. Tax returns for fiscal 2000 and subsequent years are subject to examination by taxing authorities.

(9)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the year ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$28,765,122	18,251,639	$1.58

Effect of Dilutive Securities
Options	—	1,095,441

Diluted EPS
Income available to common shareholders plus assumed conversions	$28,765,122	19,347,080	$1.49

	For the year ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$22,863,523	17,860,101	$1.28

Effect of Dilutive Securities
Options	—	444,875

Diluted EPS
Income available to common shareholders plus assumed conversions	$22,863,523	18,304,976	$1.25

	For the year ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$19,339,147	18,786,529	$1.03

Effect of Dilutive Securities
Options	—	553,235

Diluted EPS
Income available to common shareholders plus assumed conversions	$19,339,147	19,339,764	$1.00

Options to purchase 50,000, 591,115, and 1,185,815, shares of common stock at various prices were outstanding during the years ended March 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. The options, which expire on various dates, were still outstanding as of March 31, 2004.

(10)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to 15% of their gross pay. The Company makes a matching contribution equal to 50% of the employees’ contributions for the first 6% of gross pay. The Company’s expense under this plan was $594,430, $430,530, and $423,145, for the years ended March 31, 2004, 2003, and 2002, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The Company selects the key executives who participate in the SERP. The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. For the years ended March 31, 2004, 2003, and 2002, contributions of $588,021, $515,394, and $447,520, respectively were charged to operations related to the SERP.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan. As of March 31, 2004, $285,000 had been deferred under this plan.

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan and a 2002 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee. The options have a maximum duration of 10 years, may be subject to certain vesting requirements, and are priced at the market value of the Company’s common stock on the date of grant of the option.

The Company applies APB Opinion 25 in accounting for the stock option plans, described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of zero; expected volatility of 39.6%, 47.5%, and 46.5%; risk-free interest rate of 3.9%, 3.9%, and 5.19%; and expected lives of 10 years for all plans in all three years. The fair values of options granted in 2004, 2003, and 2002 were $9.63, $4.99, and $4.33, respectively.

Option activity for the years ended March 31 were as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,608,645	$7.34	2,897,568	$7.00	3,391,240	$6.72
Granted	340,250	$15.63	186,500	$8.54	266,500	$8.24
Exercised	(1,238,146)	$7.27	(416,734)	$5.80	(442,136)	$4.58
Forfeited	(61,758)	$7.19	(58,689)	$5.66	(318,036)	$8.37

Options outstanding, end of year	1,648,991	$9.10	2,608,645	$7.34	2,897,568	$7.00

Options exercisable, end of year	1,001,991	$7.58	2,026,713	$7.37	2,252,744	$7.17

The following table summarizes information regarding stock options outstanding at March 31, 2004:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Option Price
$ 2.90-$ 4.99	7,799	6.01	$4.91	7,799	$4.91
$ 5.00-$ 5.99	518,829	4.95	$5.32	420,079	$5.35
$ 6.00-$ 7.99	156,322	3.54	$6.82	156,322	$6.82
$ 8.00-$ 9.99	440,218	6.49	$8.53	173,718	$8.62
$ 10.00-$12.99	304,073	4.09	$11.28	244,073	$11.24
$ 13.00-$23.00	221,750	9.61	$17.84	—	$—

$ 2.90-$ 23.00	1,648,991	5.70	$9.10	1,001,991	$7.58

(11)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2004	2003	2002
	($ in thousands)
Number of offices purchased	68	42	36
Merged into existing offices	29	21	21
Purchase Price	$21,843	19,679	13,700
Tangible assets:
Net loans	18,293	16,663	10,769
Furniture, fixtures & equipment	370	212	116

Excess of purchase prices over carrying value of net tangible assets	$3,180	2,804	2,815

Customer lists	1,718	1,640	2,640
Non-compete agreements	197	150	175
Goodwill	1,265	1,014	—

Total intangible assets	$3,180	2,804	2,815

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

(12)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)
Total revenues	$40,263	41,676	44,285	52,928	34,819	36,146	39,034	45,672

Provision for loan losses	7,929	9,328	11,077	5,147	6,363	7,605	10,209	5,393
General and administrative expenses	22,643	21,961	25,074	26,635	20,186	20,205	22,451	22,915
Interest expense	991	928	997	1,027	1,032	1,169	1,176	1,116
Income tax expense	3,089	3,358	2,533	7,670	2,570	2,543	1,846	6,028

Net income	$5,611	6,101	4,604	12,449	4,668	4,624	3,352	10,220

Earnings per share:
Basic	$.32	.34	.25	.67	.25	.26	.19	.58

Diluted	$.30	.32	.23	.63	.25	.26	.19	.57

(13)	Litigation

At March 31, 2004, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

(14)	Commitments

The Company has entered into employment agreements with certain key executive employees. The employment agreements have terms of two or three years and call for aggregate minimum annual base salaries of $743,400, adjusted annually as determined by the Company’s Compensation and Stock Option Committee. The agreements also provide for annual incentive bonuses, which are based on the achievement of certain predetermined operational goals.

The Board of Directors

World Acceptance Corporation

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2004. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Greenville, South Carolina

June 4, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A. Controls and Procedures

An evaluation was carried out under the supervision with the participation of the Company’s management, including its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of fiscal 2004 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit Committee Financial Experts

The Board of Directors has determined that each member of the Audit Committee, Mr. Way, Mr. Bramlett and Mr. Hummers, is an audit committee financial expert. Each of these members is also “independent” as that term is defined in accordance with the new independence requirements of NASDAQ.

Code of Ethics and Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all directors, employees and officers of the Company (including the Company’s President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial and accounting officer)). The Code of Ethics has been filed as an exhibit to this report and print copies are available to any shareholder that requests a copy by writing to the Company’s Corporate Secretary at P.O. Box 6429, Greenville, South Carolina 29606.

Item 11. Executive Compensation

Information contained under the caption “Executive Compensation” in the Proxy Statement, except for the information therein under the subcaption “Report of Compensation and Stock Option Committee,” is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Executive Compensation – Equity Plan Compensation Information,” “Ownership of Shares by Certain Beneficial Owners as of June 18, 2004” and “Ownership of Common Stock of Management as of June 18, 2004” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

The Company had to reportable disclosures in response to this Item 13.

Item 14. Principal Accountant Fees and Services

Information contained under the caption “Appointment of Independent Public Accountants,” except for the information therein under the subcaption “Report of the Audit Committee of the Board of Directors,” is incorporated by reference herein in response to this Item 14.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)	The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are filed herewith.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2004 and 2003

Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Non Applicable (NA), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Tenth Amendment to Amended and Restated Revolving Credit Agreements, dated as of August 21, 2003	4.5	9-30-03 10-Q

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Second Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust	4.9	9-30-03 10-Q

4.10	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 21, 2003	4.10	9-30-03 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
10.3+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.4+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.5+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8+	1992 Stock Option Plan of the Company	4	33-52166

10.9+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.10+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.11+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.12+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.13+	Executive Deferral Plan	10.12	2001 10-K

14	Code of Ethics	*	NA

21	Schedule of Company’s subsidiaries	*	NA

23	Consent of KPMG LLP in connection with the Company’s Registration Statements on Form S-8	*	NA

31.1	Section 302 Certification of Chief Executive Officer	*	NA

31.2	Section 302 Certification of Chief Financial Officer	*	NA

32.1	Section 906 Certification of Chief Executive Officer	*	NA

32.2	Section 906 Certification of Chief Financial Officer	*	NA

+	Management contract or other compensatory plan required to be filed under Item 14© of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.
#	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Annual Report on Form 10-K.

(4)	Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended March 31, 2004. This report, furnished January 20, 2004, attached the terms of the Company’s earnings press release the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Executive Vice President and CFO
Date: June 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Douglas R. Jones
Douglas R. Jones, President and Chief Executive Officer
(principal executive officer); Director

Date: June 4, 2004

/s/ A. Alexander McLean, III
A. Alexander McLean, III, Executive Vice President and Chief
Financial Officer (principal financial officer and principal accounting officer); Director

Date: June 4, 2004

/s/ Charles D. Walters
Charles D. Walters, Chairman of the Board of Directors

Date: June 4, 2004

/s/ William S. Hummers, III
William S. Hummers, III, Director

Date: June 4, 2004