Form 10-Q
period 2004-06-30
WORLD ACCEPTANCE CORP
filed 2004-08-06
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 5, 2004.

Common Stock, no par value	18,453,797
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Cash	$2,791,907	4,314,107
Gross loans receivable	334,566,979	310,130,665
Less:
Unearned interest and fees	(80,483,282)	(73,602,603)
Allowance for loan losses	(18,644,931)	(17,260,750)

Loans receivable, net	235,438,766	219,267,312
Property and equipment, net	9,406,414	9,273,602
Other assets, net	14,726,881	13,600,296
Intangible assets, net	16,019,546	15,514,003

Total assets	$278,383,514	261,969,320

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	109,250,000	91,350,000
Subordinated notes payable	—	2,000,000
Other notes payable	1,482,000	1,682,000
Income taxes payable	3,353,595	383,009
Accounts payable and accrued expenses	7,672,267	9,973,974

Total liabilities	121,757,862	105,388,983

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,432,397 and 18,857,197 shares at June 30, 2004 and March 31, 2004, respectively
Additional paid-in capital	5,602,570	12,822,906
Retained earnings	151,023,082	143,757,431

Total shareholders’ equity	156,625,652	156,580,337

	$278,383,514	261,969,320

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2004	2003
Revenues:
Interest and fee income	$40,600,399	34,405,478
Insurance and other income	6,877,909	5,857,829

Total revenues	47,478,308	40,263,307

Expenses:
Provision for loan losses	8,627,408	7,929,357
General and administrative expenses:
Personnel	17,706,247	15,349,643
Occupancy and equipment	2,914,423	2,302,004
Data processing	467,981	476,652
Advertising	1,580,286	1,282,964
Amortization of intangible assets	631,313	555,342
Other	3,118,790	2,675,853

	26,419,040	22,642,458

Interest expense	989,209	991,001

Total expenses	36,035,657	31,562,816

Income before income taxes	11,442,651	8,700,491

Income taxes	4,177,000	3,089,000

Net income	$7,265,651	5,611,491

Net income per common share:
Basic	$0.39	0.32

Diluted	$0.37	0.30

Weighted average common equivalent shares outstanding:
Basic	18,669,757	17,767,836

Diluted	19,489,314	18,759,787

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030

Proceeds from exercise of stock options (1,238,146 shares), including tax benefit of $3,774,332	11,774,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	$12,822,906	143,757,431	156,580,337

Proceeds from exercise of stock options (8,200 shares), including tax benefit of $31,634	90,143	—	90,143
Common stock repurchases (433,000 shares)	(7,310,479)	—	(7,310,479)
Net income	—	7,265,651	7,265,651

Balances at June 30, 2004	$5,602,570	151,023,082	156,625,652

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,265,651	5,611,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,627,408	7,929,357
Amortization of intangible assets	631,313	555,342
Amortization of loan costs and discounts	31,079	44,102
Depreciation	467,785	404,806
Change in accounts:
Other assets, net	(1,157,664)	509,613
Accounts payable and accrued expenses	(2,301,707)	(1,134,624)
Income taxes payable	3,002,220	813,456

Net cash provided by operating activities	16,566,085	14,733,543

Cash flows from investing activities:
Increase in loans, net	(17,739,006)	(13,046,568)
Net assets acquired from office acquisitions, primarily loans	(7,152,538)	(2,255,438)
Purchases of premises and equipment	(507,915)	(445,583)
Purchases of intangible assets	(1,136,856)	(398,606)

Net cash used by investing activities	(26,536,315)	(16,146,195)

Cash flows from financing activities:
Proceeds from senior notes payable, net	17,900,000	1,000,000
Repayment of senior subordinated notes	(2,000,000)	(2,000,000)
Proceeds (repayment) of other notes payable, net	(200,000)	1,200,000
Repurchase of common stock	(7,310,479)	—
Proceeds from exercise of stock options	58,509	1,552,699

Net cash provided by financing activities	8,448,030	1,752,699

(Decrease) increase in cash	(1,522,200)	340,047

Cash, beginning of period	4,314,107	4,022,686

Cash, end of period	$2,791,907	4,362,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$920,476	952,501
Cash paid for income taxes	3,196,850	2,275,544
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	31,634	455,394

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2004, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2004, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2004 to conform with fiscal 2005 presentation. These reclassifications had no impact on shareholders’ equity or net income.

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

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2004, included in the Company’s 2004 Annual Report to Shareholders.

NOTE 2 – COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2004	2003
Balance at beginning of period	$17,260,750	15,097,780
Provision for loan losses	8,627,408	7,929,357
Loan losses	(8,685,779)	(7,618,232)
Recoveries	1,002,538	696,946
Purchase accounting acquisitions	440,014	141,811

Balance at end of period	$18,644,931	16,247,662

For the quarters ended June 30, 2004 and 2003, the Company recorded adjustments of approximately $440,000 and $142,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans.

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

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2004	2003
Basic:
Average common shares outstanding (denominator)	18,669,757	17,767,836

Diluted:
Average common shares outstanding	18,669,757	17,767,836
Dilutive potential common shares	819,557	991,951

Average diluted shares outstanding (denominator)	19,489,314	18,759,787

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because of the exercise price was greater than the average market price of the common shares:

For the three months ended	Number of Shares	Range of Exercise Prices
June 30, 2004	50,000	$22.25
June 30, 2003	79,500	$13.00

NOTE 5 – STOCK-BASED COMPENSATION

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

	Three months ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003
Net income
Net income, as reported	$7,266	5,611
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	337	179

Pro forma net income	$6,929	5,432

Basic earnings per share
As reported	$0.39	0.32

Pro forma	$0.37	0.31

Diluted earnings per share
As reported	$0.37	0.30

Pro forma	$0.36	0.29

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2004 and 2003:

	2004	2003
Number of offices purchased	20	3
Merged into existing offices	8	1
Purchase Price	$8,289,394	$2,654,044
Tangible assets:
Net loans	7,059,856	2,246,438
Furniture, fixtures & equipment	92,682	9,000

Excess of purchase prices over carrying value of net intangible assets	$1,136,856	$398,606

Customer lists	662,068	315,219
Non-compete agreements	85,000	35,000
Goodwill	389,788	48,387

Total intangible assets	$1,136,856	$398,606

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those that meet the definition of a business are accounted for under SFAS No. 141 and those that do not meet the definition of a business are accounted for as asset purchases. The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have had a material effect on the results of operations as reported.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2004	2003
	(Dollars in thousands)
Average gross loans receivable (1)	$323,137	272,048
Average loans receivable (2)	246,024	206,427

Expenses as a % of total revenue:
Provision for loan losses	18.2%	19.7%
General and administrative	55.6%	56.2%
Total interest expense	2.1%	2.5%

Operating margin (3)	26.2%	24.1%

Return on average assets (annualized)	10.8%	9.7%

Offices opened or acquired, net	18	2
Total offices (at period end)	544	472

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2004, Versus

Three Months Ended June 30, 2003

Net income rose to $7.3 million for the three months ended June 30, 2004, a 29.5% increase over the $5.6 million earned during the corresponding three-month period of fiscal 2004. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of approximately $2.7 million, or 28.3%, and a slight decrease in interest expense, offset partially by an increase in income taxes.

Interest and fee income for the quarter ended June 30, 2004, increased by $6.2 million, or 18.0%, over the same period of the prior year. This increase resulted from a $39.6 million increase, or 19.2%, in average loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.0 million, or 17.4%, between the two quarterly periods. Insurance commissions increased by $1.1 million, or 37.0%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance may be sold in conjunction with the loan. Other income decreased by $116,000, or 4.2%, over the two corresponding quarters primarily due to a reduction in tax preparation fees recognized during the current quarter when compared to the prior year quarter.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended June 30, 2004, Versus

Three Months Ended June 30, 2003, continued

Total revenues rose to $47.5 million during the quarter ended June 30, 2004, a 17.9% increase over the $40.3 million for the corresponding quarter of the previous year. Revenues from the 465 offices open throughout both quarterly periods increased by approximately 13.3%. At June 30, 2004, the Company had 544 offices in operation, an increase of 18 offices from March 31, 2004.

The provision for loan losses during the quarter ended June 30, 2004, increased by $698,000, or 8.8%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $7.7 million, a 11.0% increase over the $6.9 million charged off during the same quarter of fiscal 2003. As a percentage of average loans receivable, net charge-offs decreased to 12.5% on an annualized basis for the current quarter from 13.4% for the quarter ended June 30, 2003.

General and administrative expenses for the quarter ended June 30, 2004, increased by $3.8 million, or 16.7% over the same quarter of fiscal 2003. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.7% when comparing the two periods; and, as a percentage of total revenue, decreased from 56.2% during the prior year quarter to 55.6% during the most recent quarter.

Interest expense remained level over the two corresponding quarterly periods even though average debt outstanding increased by approximately 2.3% over these two periods. The overall cost of funds on an annualized basis from all borrowings fell from 3.9% for the quarter ended June 30, 2003 to 3.8% for the most recent quarter.

The Company’s effective income tax rate increased to 36.5% for the quarter ended June 30, 2004 from 35.5% for the prior year quarter due to a reduced impact from permanent differences on higher earnings.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. As the Company’s gross loans receivable increased from $210.9 million at March 31, 2001 to $310.1 million at March 31, 2004, net cash provided by operating activities for fiscal years 2002, 2003 and 2004 was $48.3 million, $55.1 million and $70.4 million, respectively.

The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002 and 1,623,549 shares in fiscal 2003 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000 and $12,000,000. During the first quarter of fiscal 2005, the Company repurchased 433,000 shares for an aggregate purchase price of $7,310,479. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2004. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 12 offices and a number of loan portfolios from competitors in five states in six separate transactions during the first quarter of fiscal 2005. Gross loans receivable purchased in these transactions were approximately $8.4 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2005. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.00% per annum. At June 30, 2004, the interest rate on borrowings under the revolving credit facility was 3.27%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2004, $109.3 million was outstanding under this facility, and there was $42.7 million of unused borrowing availability under the borrowing base limitations.

The Company is currently in negotiations with its banks to extend the maturity date of its credit facility to September 30, 2006. The Company does not anticipate any problems in getting these changes approved, but will not know definitely until some time in the second quarter of fiscal 2004.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The senior subordinated notes are also subject to prepayment penalties. The Company believes that it was in compliance with these agreements as of June 30, 2004, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the other notes payable. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws of three of the eleven states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

Recently Issued Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

Statement of Position 03-1 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisitions to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance.

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

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should” any variation of the foregoing and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, and senior notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.0 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $110.25 million at June 30, 2004. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 2.00% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at June 30, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.1 milion on an annual basis.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of fiscal 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion of Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2004	100,000	$15.11	100,000	$3,488,996.00

May 1 through May 31, 2004	203,000	$17.16	203,000	$10,000,000.00	*

June 1 through June 30, 2004	130,000	$17.82	130,000	$7,683,180.00

Total for the Quarter	433,000	$16.88	433,000

*	At its regularly scheduled Board Meeting on May 26, 2004, the Board of Directors authorized an additional $10 million for use under the Company’s stock repurchase program. This authorization was disclosed in a Press Release date May 28, 2004.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Tenth Amendment to Amended and Restated Revolving Credit Agreements, dated as of August 21, 2003	4.5	9-30-03 10-Q

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Second Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust	4.9	9-30-03 10-Q

4.10	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 21, 2003	4.10	9-30-03 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	*

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.3+	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.13+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.14+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*	NA

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*	NA

32.1	Section 135D Certification of Chief Executive Officer	*	NA

32.2	Section 135D Certification of Chief Financial Officer	*	NA

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

(b) Reports on Form 8-K.

The Company furnished one current report on Form 8-K during the quarter ended June 30, 2004. The report, furnished April 27, 2004, incorporated by reference the terms of the Company’s earnings press release the quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Executive Vice President and CFO

Date: August 5, 2004

By:	/s/ Douglas R. Jones
Douglas R. Jones, President and
Chief Executive Officer
(principal executive officer)

Date: August 5, 2004

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Executive Vice
President and Chief Financial Officer (principal
financial officer and principal accounting officer)

Date: August 5, 2004

Exhibit 10.2

AMENDMENT AGREEMENT

FOR

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

THIS AMENDMENT AGREEMENT FOR AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this “Amendment Agreement”) is entered into and effective as of January 28, 2004, by and between World Acceptance Corporation (the “Company”), a South Carolina corporation, and Charles D. Walters (the “Executive”).

Statement of Purpose

Effective June 1, 2003, the parties hereto entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) which amended and restated an employment agreement between them dated as of April 1, 1994, as amended, and provided for a “CEO Transition Plan” under which the Executive continued to be employed as Chairman of the Board of the Company but ceased being its Chief Executive Officer upon conclusion of the Company’s annual meeting of shareholders in August 2003. The Employment Agreement provides for a Period of Employment commencing June 1, 2003 and continuing through March 31, 2004, subject to extension or termination as provided therein.

The parties wish to provide for an extension of the Period of Employment for an additional one-year period commencing April 1, 2004, subject to further extension or termination as provided in the Employment Agreement, under the same terms and conditions as currently in effect, except for a change in the severance provisions of the Employment Agreement so as to provide that the period during which any severance payments, benefits and perquisites are required be provided to the Executive under Section 8.1 or Section 11.2 thereof shall be the period, if any, from the date of termination of his employment through March 31, 2006, rather than the twenty-four (24) calendar months following the date of termination of his employment.

NOW, THEREFORE, in accordance with Section XV of the Employment Agreement, the parties hereby agree as follows:

1. The Period of Employment, as defined in the Employment Agreement, shall be extended for a one-year period commencing April 1, 2004, subject to further extension or termination as provided in the Employment Agreement, with the Executive’s employment to continue upon all of the terms and conditions now provided in the Employment Agreement, as amended by this Amendment Agreement.

2. Section 8.1 of the Employment Agreement is hereby amended in its entirety to read as follows:

8.1 If the Executive’s employment terminates prior to March 31, 2006 due to a Without Cause Termination, as hereafter defined in this Agreement, the Company will pay the Executive, or in the event of his death, his beneficiary or beneficiaries, severance pay at the annual rate of 100% of his Base Salary as in effect at the time of termination for the period beginning on the date of such termination of employment and ending March 31, 2006 (the “Severance Period”). In addition, the Company will pay any earned but unpaid Base Salary through the date of termination and the Bonus Payment, if any, due and previously unpaid. All other benefits and perquisites provided for in Section IV.4.3 of this Agreement will be continued during the Bonus Period.

If the Executive is entitled to receive cash compensation subject to federal income taxation, or to deferred compensation which would be taxable if not deferred, for other employment or a consulting position with another company during the above-described Severance Period, the payments described in this Agreement will be reduced respectively to the extent that benefits of the kind required by this Agreement are paid as a result of the other employment. In addition, the benefits resulting from the other employment shall be deemed primary coverage for the purposes of coordination of benefits.

3. Section 11.2 of the Employment Agreement is hereby amended in its entirety to read as follows:

11.2 In the event there is a Change of Control of the Company, and the Executive’s employment is terminated within one year of such Change of Control, and prior to March 31, 2006, due to a Without Cause Termination, the Company will pay the Executive severance pay at the annual rate equal to the highest Base Salary of the Executive in effect at any time during the period beginning on the date immediately preceding the occurrence of the Change of Control and ending on the date the Executive’s employment is terminated. Such severance payments shall commence immediately after termination and shall be payable over the period from the date of such termination through March 31, 2006 (the “Change of Control Severance Period”). In addition, the Company will pay the Bonus Payment, if any, due and previously unpaid. All other benefits and perquisites described in this Agreement will be continued in accordance with the Agreement during the Change of Control Severance Period. It is understood that, in the event that Executive is entitled to severance payments under this Section 11.2, then such severance payments shall be in lieu of any severance payments to which the Executive would be entitled under Section 8.1. In the event there is a Change of Control of the Company and the Executive’s employment is terminated after the first anniversary of such Change of Control, the Executive’s right to post-termination compensation and benefits shall be determined in accordance with Section VIII hereof.

4. Except as expressly amended hereby, but as so amended, the Employment Agreement shall continue in full force and effect.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed as of the date hereof by its duly authorized signatory and Executive has hereunto set his hand and seal.

“Company”
WORLD ACCEPTANCE CORPORATION

By:
Name:
Title:

“Executive”

(SEAL)
Charles D. Walters

2