Form 10-Q
period 2004-09-30
WORLD ACCEPTANCE CORP
filed 2004-11-08
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 8, 2004.

Common Stock, no par value	18,743,389
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Cash	$5,318,405	4,314,107
Gross loans receivable	349,401,986	310,130,665
Less:
Unearned interest and fees	(84,135,764)	(73,602,603)
Allowance for loan losses	(20,421,599)	(17,260,750)

Loans receivable, net	244,844,623	219,267,312
Property and equipment, net	9,634,081	9,273,602
Other assets, net	14,784,907	13,600,296
Intangible assets, net	17,484,270	15,514,003

Total assets	$292,066,286	261,969,320

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	109,300,000	91,350,000
Subordinated notes payable	—	2,000,000
Other notes payable	1,000,000	1,682,000
Accounts payable and accrued expenses	14,673,191	10,356,983

Total liabilities	124,973,191	105,388,983

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,230,045 and 17,663,189 shares at September 30, 2004 and March 31, 2004, respectively
Additional paid-in capital	9,164,163	12,822,906
Retained earnings	157,928,932	143,757,431

Total shareholders’ equity	167,093,095	156,580,337

	$292,066,286	261,969,320

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Revenues:
Interest and fee income	$43,478,424	36,548,719	84,078,823	70,954,197
Insurance and other income	6,275,537	5,127,116	13,153,446	10,984,945

Total revenues	49,753,961	41,675,835	97,232,269	81,939,142

Expenses:
Provision for loan losses	11,281,929	9,328,087	19,909,337	17,257,444

General and administrative expenses:
Personnel	17,477,784	14,510,675	35,184,031	29,860,318
Occupancy and equipment	3,112,277	2,442,725	6,026,700	4,744,729
Data processing	399,201	445,904	867,182	922,556
Advertising	1,369,504	1,171,208	2,949,790	2,454,172
Amortization of intangible assets	633,202	566,456	1,264,515	1,121,798
Other	3,539,102	2,823,854	6,657,892	5,499,707

	26,531,070	21,960,822	52,950,110	44,603,280

Interest expense	1,067,112	927,946	2,056,321	1,918,947

Total expenses	38,880,111	32,216,855	74,915,768	63,779,671

Income before income taxes	10,873,850	9,458,980	22,316,501	18,159,471

Income taxes	3,968,000	3,358,000	8,145,000	6,447,000

Net income	$6,905,850	6,100,980	14,171,501	11,712,471

Net income per common share:
Basic	$.37	.34	.76	.65

Diluted	$.36	.32	.73	.62

Weighted average common shares outstanding:
Basic	18,593,156	18,107,073	18,631,457	17,937,455

Diluted	19,429,018	19,163,252	19,459,166	18,961,520

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030

Proceeds from exercise of stock options (1,238,146 shares), including tax benefit of $3,774,332	11,744,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	$12,822,906	143,757,431	156,580,337

Proceeds from exercise of stock options (289,142 shares), including tax benefit of $1,404,693	3,651,736	—	3,651,736
Common stock repurchases (433,000 shares)	(7,310,479)	—	(7,310,479)
Net income	—	14,171,501	14,171,501

Balances at September 30, 2004	$9,164,163	157,928,932	167,093,095

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$6,905,850	6,100,980	14,171,501	11,712,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,281,929	9,328,087	19,909,337	17,257,444
Amortization of intangible assets	633,202	566,456	1,264,515	1,121,798
Amortization of loan costs and discounts	—	36,718	31,079	80,820
Depreciation	494,409	418,541	962,194	823,347
Change in accounts:
Other assets, net	(58,026)	154,604	(1,215,690)	664,217
Accounts payable and accrued expenses	5,020,388	(2,922,499)	5,720,901	(3,243,667)

Net cash provided by operating activities	24,277,752	13,682,887	40,843,837	28,416,430

Cash flows from investing activities:
Increase in loans, net	(12,564,217)	(10,448,691)	(30,303,223)	(23,495,259)
Net assets acquired from office acquisitions, primarily loans	(8,203,569)	(673,403)	(15,356,107)	(2,928,841)
Purchase of premises and equipment	(642,076)	(278,721)	(1,149,991)	(724,304)
Purchases of intangible assets	(2,097,926)	(428,522)	(3,234,782)	(827,128)

Net cash used in investing activities	(23,507,788)	(11,829,337)	(50,044,103)	(27,975,532)

Cash flows from financing activities:
Proceeds (repayment) of senior notes payable, net	50,000	(5,300,000)	17,950,000	(4,300,000)
Repayment of senior subordinated notes	—	—	(2,000,000)	(2,000,000)
Proceeds (repayment) from senior subordinated notes	(482,000)	—	(682,000)	1,200,000
Proceeds from exercise of stock options	2,188,534	2,216,649	2,247,043	3,769,348
Common stock repurchases	—	—	(7,310,479)	—

Net cash provided by (used in) financing activities	1,756,534	(3,083,351)	10,204,564	(1,330,652)

Increase (decrease) in cash	2,526,498	(1,229,801)	1,004,298	(889,754)

Cash, beginning of period	2,791,907	4,362,733	4,314,107	4,022,686

Cash, end of period	$5,318,405	3,132,932	5,318,405	3,132,932

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,110,909	889,488	2,031,385	1,841,989
Cash paid for income taxes	7,037,328	7,183,928	10,234,178	9,459,472
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	1,373,059	897,114	1,404,693	1,352,508

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2004, and for the three and six month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2004, and the results of operations and cash flows for the three and six months periods then ended, have been included. The results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$18,644,931	16,247,662	17,260,750	15,097,780
Provision for loan losses	11,281,929	9,328,087	19,909,337	17,257,444
Loan losses	(10,832,335)	(9,252,416)	(19,518,114)	(16,858,374)
Recoveries	849,807	687,238	1,852,345	1,384,184
Allowance on acquired loans, net of specific charge-offs	477,267	42,106	917,281	171,643

Balance at end of period	$20,421,599	17,052,677	20,421,599	17,052,677

For the three months ended September 30, 2004 and 2003, the Company recorded gross adjustments of approximately $482,000, and $42,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with generally accepted accounting principles. These adjustments were $922,000 and $183,000 for the six months ended September 30, 2004 and 2003, respectively.

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

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Basic:
Weighted average common shares outstanding (denominator)	18,593,156	18,107,073	18,631,457	17,937,455

Diluted:
Weighted average common shares outstanding	18,593,156	18,107,073	18,631,457	17,937,455
Dilutive potential common shares	835,862	1,056,179	827,709	1,024,065

Weighted average diluted shares outstanding (denominator)	19,429,018	19,163,252	19,459,166	18,961,520

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

For the six months ended	Number of Shares	Exercise Price
September 30, 2004	50,000	22.25
September 30, 2003	—	—

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

	Three months ended September 30,		Six months ended September 30
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income
Net income, as reported	$6,906	6,101	14,172	11,712
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	202	179	539	358

Pro forma net income	$6,704	5,922	13,633	11,354

Basic earnings per share
As reported	$0.37	0.34	0.76	0.765

Pro forma	$0.36	0.33	0.73	0.63

Diluted earnings per share
As reported	$0.36	0.32	0.73	0.62

Pro forma	$0.35	0.31	0.70	0.60

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2004 and 2003:

	2004	2003
Number of offices purchased	46	13
Merged into existing offices	18	8
Purchase Price	$18,590,889	3,755,969

Tangible assets:
Net loans	15,183,425	2,889,841
Furniture, fixtures & equipment	172,682	39,000

Total tangible assets	$15,356,107	2,928,841

Customer lists	1,611,513	441,392
Non-compete agreements	195,000	42,000
Goodwill	1,428,269	343,736

Total intangible assets	$3,234,782	827,128

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

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Average gross loans receivable (1)	$340,829	282,578	331,614	276,957

Average net loans receivable (2)	258,705	213,684	252,119	209,822
Expenses as a % of total revenue:
Provision for loan losses	22.7%	22.4%	20.5%	21.1%
General and administrative	53.3%	52.7%	54.5%	54.4%
Total interest expense	2.1%	2.2%	2.1%	2.3%

Operating margin (3)	24.0%	24.9%	25.1%	24.5%

Return on average assets (annualized)	9.9%	10.4%	10.2%	10.1%
Offices opened or acquired, net	31	13	49	16
Total offices (at period end)	575	486	575	486

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison	of Three Months Ended September 30, 2004, Versus
Three	Months Ended September 30, 2003

Interest and fee income for the quarter ended September 30, 2004, increased by $6.9 million, or 19.0%, over the same period of the prior year. This increase resulted from a $45.0 million increase, or 21.1%, in average net loans receivable over the two corresponding periods. The increase in interest and fee income was less than the increase in average net loans receivable due to a small change in mix in the loan portfolio. During the 12 months ending on September 30, 2004, small loans (those less than $1,000 in original balance) grew by 18.9% and the larger loans grew by 34.9%. Smaller loans generally carry higher interest rates and fees (and will have higher losses) than the larger loans. At September 30, 2004, the portfolios mix was as follows: Small – 69.5%; Large – 28.5%; and Sales Finance - 2.0%. This compares to a mix at September 30, 2003 of: Small – 72.0%; Large – 26.1%; and Sales Finance – 1.9%.

Insurance commissions and other income increased by $1.1 million, or 22.4%, when comparing the two quarterly periods. Insurance commissions increased by $962,000, or 32.5%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $187,000, or 8.6%. Other sources of revenues, including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club, were higher during the most recent quarter due to the overall increase in the customer base.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended September 30, 2004, Versus

Three Months Ended September 30, 2003, continued

Total revenues rose to $49.8 million during the quarter ended September 30, 2004, a 19.4% increase over the $41.7 million for the corresponding quarter of the previous year. Revenues from the 465 offices open throughout both quarters increased by approximately 7.8%, primarily due to increased balances of loans receivable in those offices. At September 30, 2004, the Company had 575 offices in operation, an increase of 89 offices from September 30, 2003 and an increase of 49 offices since the beginning of the fiscal year.

The provisions for loan losses during the quarter ended September 30, 2004, increased by $2.0 million, or 20.9% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $10.0 million, a 16.5% increase over the $8.6 million charged off during the same quarter of fiscal 2004. As a percentage of average net loans receivable, net charge-offs decreased from 16.0% on an annualized basis for three months ended September 30, 2003, to 15.4% annualized for the current quarter. Management does not currently believe that loan losses will rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended September 30, 2004, increased by $4.6 million, or 20.8% over the same quarter of fiscal 2004. This increase is due primarily to the addition of 89 net new offices between September 30, 2003 and the end of the current quarter. The incremental revenue from new offices is less than the incremental expenses for the first year or so, especially for de novo openings. Overall, general and administrative expenses as a percent of total revenues increased from 52.7% during the quarter ended September 30, 2003 to 53.3% during the most recent quarter.

Interest expense increased by $139,000, or 15.0%, as a result of a 9.8% increase in average debt outstanding when comparing the two quarterly periods, combined with an increase in short term interest rates during the most recent quarter.

The Company’s effective income tax rate increase from 35.5% during the prior fiscal year to 36.5% during the current fiscal year due to an expected increase in state income taxes.

Comparison of Six Months Ended September 30, 2004,

Versus Six Months Ended September 30, 2003

For the six-month period ended September 30, 2004, net income amounted to $14.2 million. This represents a $2.5 million, or 21.0%, increase when comparing the two six-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $4.3 million, or 21.4%, over the two periods. This increase was offset by an increase in interest expense, and by an increase in income taxes.

Total revenues amounted to $97.2 million during the current six-month period, an increase of $15.3 million, or 18.7%, over the prior-year period. This increase resulted from increases in interest and fee income of 18.5%, insurance commissions of 34.8% and other income of 1.4%. The increase in interest and fee income resulted from the increase in average net loans receivable of 20.2% when comparing the two six-month periods. Revenues from the 465 offices open throughout both six-month periods increased approximately 10.5%.

The provision for loan losses increased by $2.7 million, or 15.4%, during the current six-month period when compared to the same period of fiscal 2004. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $17.7 million during the six-months ended September 30, 2004, a $2.2 million, or 14.2%, increase over the $15.5 million charged-off during the September 30, 2003 period. As a percentage of average net loans receivable, annualized net charge-offs decreased from 14.7% during the prior period to 14.0% during the most recent six month period.

General and administrative expenses increased by $8.3 million, or 18.7%, over the two six-month periods. This increase resulted from the 89 net new offices added during the 12 month period ending September 30, 2004. As a percent of total revenues, general and administrative expenses increased slightly from 54.4% during the six month of fiscal 2003 to 54.5% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 3.8% when comparing the two-six month periods.

Interest expense increased by $137,000 when comparing the two six-month periods, an increase of 7.2%. This results from a 5.8% increase in average debt outstanding when comparing the two six-month periods combined with the recent rise in interest rates.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the consolidated financial statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.

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

The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002 and 1,623,549 shares in fiscal 2003 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000 and $12,000,000. During the first six months of fiscal 2005, the Company repurchased 433,000 shares for an aggregate purchase price of $7,310,479. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 28 offices and a number of loan portfolios from competitors in seven states in 11 separate transactions during the first six months of fiscal 2005. Gross loans receivable purchased in these transactions were approximately $18.6 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

In the second quarter ended September 30, 2004, the Company renewed its revolving credit facility, which provides for a base commitment of $152.0 million from a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2006. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.00% per annum. At September 30, 2004, the interest rate on borrowings under the revolving credit facility was 3.85%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2004, $109.3 million was outstanding under this facility, and there was $42.7 million of unused borrowing availability under the borrowing base limitations.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements as of September 30, 2004 and does not believe that these agreements will materially limit its business and expansion strategy.

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

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “believe,” “plan,” “may,” “will,” “should,” any variations of the foregoing and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates, risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements it makes.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and other note payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.0 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $110.3 million at September 30, 2004. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 2.00%, and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at September 30, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the its chief executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of fiscal 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not currently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Issuer Repurchases of Equity Securities

The Company made no repurchase of its equity securities during the second quarter of fiscal 2005.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2004 Annual Meeting of Shareholders was held on August 4, 2004.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2004 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

(1)	The election of seven Directors to serve until the 2004 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD*
Ken R. Bramlett, Jr.	16,621,578	318,005
James R. Gilreath	16,701,864	237,719
William S. Hummers III	12,233,217	4,706,366
Douglas R. Jones	16,673,264	266,319
A. Alexander McLean III	16,305,610	633,973
Charles D. Walters	16,651,169	288,414
Charles D. Way	16,621,578	318,005

(2) The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*
16,675,551	261,130	2,902

*	There were no broker non-votes on these routine items.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Eleventh Amendment to Amended and restated Revolving Credit Agreements, dated as of August 21, 2003	*	Filed herewith

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust dated as of August 27, 2004 (Subsidiary Security Agreement)	*	Filed herewith

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 27, 2004 (Company Security Agreement)	*	Filed herewith

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

10.23	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.13+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.14+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated: November 8, 2004	/s/ D. R. Jones
D. R. Jones, President and Chief Executive Officer

Dated: November 8, 2004	/s/ A. A. McLean III
A. A. McLean III, Executive Vice President
and Chief Financial Officer