Form 10-Q
period 2004-12-31
WORLD ACCEPTANCE CORP
filed 2005-02-10
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, January 8, 2005.

Common Stock, no par value	18,992,807
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS

Cash	$5,191,982	4,314,107
Gross loans receivable	384,715,179	310,130,665
Less:
Unearned interest and fees	(95,073,249)	(73,602,603)
Allowance for loan losses	(23,183,507)	(17,260,750)

Loans receivable, net	266,458,423	219,267,312
Property and equipment, net	9,917,341	9,273,602
Other assets, net	15,587,762	13,600,296
Intangible assets, net	17,020,525	15,514,003

Total assets	$314,176,033	261,969,320

LIABILITIES & SHAREHOLDERS’ EQUITY

Liabilities:
Senior notes payable	131,850,000	91,350,000
Subordinated notes payable	—	2,000,000
Other notes payable	1,000,000	1,682,000
Accounts payable and accrued expenses	5,675,175	10,356,983

Total liabilities	138,525,175	105,388,983

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,926,057 and 18,857,197 shares at December 31, 2004 and March 31, 2004, respectively
Additional paid-in capital	12,221,280	12,822,906
Retained earnings	163,429,578	143,757,431

Total shareholders’ equity	175,650,858	156,580,337

	$314,176,033	261,969,320

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenues:
Interest and fee income	$46,043,068	38,075,063	130,121,891	109,029,260
Insurance and other income	7,122,995	6,210,348	20,276,441	17,195,293

Total revenues	53,166,063	44,285,411	150,398,332	126,224,553

Expenses:
Provision for loan losses	13,730,844	11,076,780	33,640,181	28,334,224

General and administrative expenses:
Personnel	18,007,918	14,699,110	53,191,949	44,559,428
Occupancy and equipment	3,120,599	2,578,468	9,147,299	7,323,197
Data processing	542,405	470,207	1,409,587	1,392,763
Advertising	3,526,688	3,420,306	6,476,478	5,874,478
Amortization of intangible assets	650,618	570,336	1,915,133	1,692,134
Other	3,612,033	3,335,832	10,269,925	8,835,539

	29,460,261	25,074,259	82,410,371	69,677,539

Interest expense	1,314,312	997,236	3,370,633	2,916,183

Total expenses	44,505,417	37,148,275	119,421,185	100,927,946

Income before income taxes	8,660,646	7,137,136	30,977,147	25,296,607

Income taxes	3,160,000	2,533,000	11,305,000	8,980,000

Net income	$5,500,646	4,604,136	19,672,147	16,316,607

Net income per common share:
Basic	$.29	.25	1.05	.90

Diluted	$.28	.23	1.01	.85

Weighted average common shares outstanding:
Basic	18,817,044	18,403,143	18,693,319	18,092,684

Diluted	19,604,191	19,691,940	19,507,508	19,204,993

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2003	$1,048,721	114,992,309	116,041,030

Proceeds from exercise of stock options (1,238,146 shares), including tax benefit of $3,774,332	11,774,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	$12,822,906	143,757,431	156,580,337

Proceeds from exercise of stock options (502,960 shares), including tax benefit of $2,664,781	6,708,853	—	6,708,853
Common stock repurchases (433,000 shares)	(7,310,479)	—	(7,310,479)
Net income	—	19,672,147	19,672,147

Balances at December 31, 2004	$12,221,280	163,429,578	175,650,858

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$5,500,646	4,604,136	19,672,147	16,316,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,730,844	11,076,780	33,640,181	28,334,224
Amortization of intangible assets	650,618	570,336	1,915,133	1,692,134
Amortization of loan costs and discounts	35,656	38,220	66,735	119,040
Depreciation	510,210	415,231	1,472,404	1,238,578
Change in accounts:
Other assets, net	(838,511)	(738,012)	(2,054,201)	(73,795)
Accounts payable and accrued expenses	(7,737,928)	502,467	(2,017,027)	(2,741,200)

Net cash provided by operating activities	11,851,535	16,469,158	52,695,372	44,885,588

Cash flows from investing activities:
Increase in loans, net	(34,971,039)	(40,056,890)	(65,274,262)	(63,552,149)
Net assets acquired from office acquisitions, primarily loans	(374,605)	(5,073,534)	(15,730,712)	(8,002,375)
Purchase of premises and equipment	(792,470)	(956,050)	(1,942,461)	(1,680,354)
Purchases of intangible assets	(186,873)	(172,613)	(3,421,655)	(999,741)

Net cash used in investing activities	(36,324,987)	(46,259,087)	(86,369,090)	(74,234,619)

Cash flows from financing activities:
Proceeds of senior notes payable, net	22,550,000	27,200,000	40,500,000	22,900,000
Repayment of senior subordinated notes	—	—	(2,000,000)	(2,000,000)
Proceeds (repayment) from other notes payable	—	—	(682,000)	1,200,000
Proceeds from exercise of stock options	1,797,029	2,148,248	4,044,072	5,917,596
Common stock repurchases	—	—	(7,310,479)	—

Net cash provided by financing activities	24,347,029	29,348,248	34,551,593	28,017,596

Increase (decrease) in cash	(126,423)	(441,681)	877,875	(1,331,435)

Cash, beginning of period	5,318,405	3,132,932	4,314,107	4,022,686

Cash, end of period	$5,191,982	2,691,251	5,191,982	2,691,251

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,193,728	928,180	3,225,113	2,770,169
Cash paid for income taxes	2,997,056	2,921,835	13,231,234	12,381,307
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	2,633,147	1,927,790	2,664,781	2,383,184

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2004, and for the three and nine month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2004, and the results of operations and cash flows for the three and nine months periods then ended, have been included. The results for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$20,421,599	17,052,677	17,260,750	15,097,780
Provision for loan losses	13,730,844	11,076,780	33,640,181	28,334,224
Loan losses	(11,786,472)	(9,588,574)	(31,304,586)	(26,446,948)
Recoveries	866,990	657,995	2,719,335	2,042,179
Purchase accounting acquisitions	(49,454)	702,851	867,827	874,494

Balance at end of period	$23,183,507	19,901,729	23,183,507	19,901,729

For the three months ended December 31, 2004 and 2003, the Company recorded gross adjustments of approximately $15,000, and $703,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with generally accepted accounting principles. These adjustments were $937,000 and $885,000 for the nine months ended December 31, 2004 and 2003, respectively.

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

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Basic:
Weighted average common shares outstanding (denominator)	18,817,044	18,403,143	18,693,319	18,092,684

Diluted:
Weighted average common shares outstanding	18,817,044	18,403,143	18,693,319	18,092,684
Dilutive potential common shares	787,127	1,288,797	814,189	1,112,309

Weighted average diluted shares outstanding (denominator)	19,604,191	19,691,940	19,507,508	19,204,993

There were no options outstanding at the period ends presented that were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income
Net income, as reported	$5,501	4,604	19,672	16,317
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	250	183	789	549

Pro forma net income	$5,251	4,421	18,883	15,768

Basic earnings per share
As reported	$0.29	0.25	1.05	0.90

Pro forma	$0.28	0.24	1.01	0.87

Diluted earnings per share
As reported	$0.28	0.23	1.01	0.85

Pro forma	$0.27	0.22	0.97	0.82

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2004 and 2003:

	2004	2003
Number of offices purchased	52	42
Merged into existing offices	23	13
Purchase Price	$19,152,367	9,000,116

Tangible assets:
Net loans	15,557,030	7,653,915
Furniture, fixtures & equipment	173,682	348,460

Total tangible assets	$15,730,712	8,002,375

Customer lists	1,705,889	563,002
Non-compete agreements	205,000	72,000
Goodwill	1,510,766	364,739

Total intangible assets	$3,421,655	999,741

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

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Average gross loans receivable (1)	$362,173	301,080	342,059	285,953
Average net loans receivable (2)	274,217	226,995	259,643	216,251

Expenses as a % of total revenue:
Provision for loan losses	25.8%	25.0%	22.4%	22.4%
General and administrative	55.4%	56.6%	54.8%	55.2%
Total interest expense	2.5%	2.3%	2.2%	2.3%

Operating margin (3)	18.8%	18.4%	22.8%	22.4%

Return on average assets (annualized)	7.3%	7.3%	9.2%	9.0%

Offices opened or acquired, net	3	30	52	46
Total offices (at period end)	578	516	578	516

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison	of Three Months Ended December 31, 2004, Versus
Three	Months Ended December 31, 2003

Net income amounted to $5.5 million, or $0.28 per diluted share for the quarter ended December 31, 2004. This represents a 19.5% increase over the $4.6 million, or $0.23 per diluted share for the same quarter of the prior fiscal year. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $1.8 million, offset by an increase in interest expense and income taxes. As a percent of revenues, operating income increased to 18.8% for the most recent quarter from 18.4% for the prior year quarter.

Interest and fee income for the quarter ended December 31, 2004 increased by $8.0 million, or 20.9%, over the same period of the prior year. This increase resulted from a $47.2 million increase, or 20.8%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $913,000, or 14.7%, when comparing the two quarterly periods. Insurance commissions increased by $741,000, or 21.3%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $171,000, or 6.3%. Other sources of revenues,

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended December 31, 2004, Versus

Three Months Ended December 31, 2003, continued

including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club, were higher during the most recent quarter due to the overall increase in the customer base.

Total revenues rose to $53.2 million during the quarter ended December 31, 2004, a 20.1% increase over the $44.3 million for the corresponding quarter of the previous year. Revenues from the 463 offices open throughout both quarters increased by approximately 9.1%, primarily due to increased balances of loans receivable in those offices. At December 31, 2004, the Company had 578 offices in operation, an increase of 62 offices from December 31, 2003 and an increase of 52 offices since the beginning of the fiscal year.

The provisions for loan losses during the quarter ended December 31, 2004 increased by $2.7 million, or 24.0% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $10.9 million, a 22.3% increase over the $8.9 million charged off during the same quarter of fiscal 2004. As a percentage of average net loans receivable, net charge-offs increased slightly from 15.7% on an annualized basis for three months ended December 31, 2003, to 15.9% annualized for the current quarter. Management does not currently believe that loan losses will rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended December 31, 2004, increased by $4.4 million, or 17.5% over the same quarter of fiscal 2004. This increase is due primarily to the addition of 62 net new offices between December 31, 2003 and the end of the current quarter. Overall, general and administrative expenses as a percent of total revenues decreased from 56.6% during the quarter ended December 31, 2003 to 55.4% during the most recent quarter. Additionally, average general and administrative expense per open office increased by only 0.7% when comparing the two quarterly periods.

Interest expense increased by $317,000, or 31.8%, as a result of a 14.1% increase in average debt outstanding when comparing the two quarterly periods, combined with an increase in short term interest rates during the most recent quarter.

The Company’s effective income tax rate increase from 35.5% during the prior fiscal year to 36.5% during the current fiscal year due to an expected increase in state income taxes.

Comparison of Nine Months Ended December 31, 2004,

Versus Nine Months Ended December 31, 2003

For the nine-month period ended December 31, 2004, net income amounted to $19.7 million. This represents a $3.4 million, or 20.6%, increase when comparing the two nine-month periods. Operating income increased by $6.1 million, or 21.7%, over the two periods. This increase was offset by an increase in interest expense, and by an increase in income taxes.

Total revenues amounted to $150.4 million during the current nine-month period, an increase of $24.2 million, or 19.2%, over the prior-year period. This increase resulted from increases in interest and fee income of 19.3%, insurance commissions of 29.9% and other income of 3.1%. The increase in interest and fee income resulted from the increase in average net loans receivable of 20.1% when comparing the two nine-month periods. Revenues from the 463 offices open throughout both nine-month periods increased approximately 10.0%.

The provision for loan losses increased by $5.3 million, or 18.7%, during the current nine-month period when compared to the same period of fiscal 2004. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $28.6 million during the nine-months ended December 31, 2004, a $4.2 million, or 17.1%, increase over the $24.4 million charged-off during the December 31, 2003 period. As a percentage of average net loans receivable, annualized net charge-offs decreased from 15.0% during the prior period to 14.7% during the most recent nine month period.

General and administrative expenses increased by $12.7 million, or 18.3%, over the two nine-month periods. This increase resulted from the 62 net new offices added during the 12 month period ending December 31, 2004. As a percent of total revenues, general and administrative expenses decreased slightly from 55.2% during the nine months of fiscal 2003 to 54.8% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 2.9% when comparing the two-nine month periods.

Interest expense increased by $454,000 when comparing the two nine-month periods, an increase of 15.6%. This resulted from an 8.5% increase in average debt outstanding when comparing the two nine-month periods combined with the recent rise in interest rates.

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

During the first nine months of fiscal 2005, the Company repurchased 433,000 shares for an aggregate purchase price of $7,310,479. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 29 offices and a number of loan portfolios from competitors in seven states in 14 separate transactions during the first nine months of fiscal 2005. Gross loans receivable purchased in these transactions were approximately $19.5 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2006. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.00% per annum. At December 31, 2004, the interest rate on borrowings under the revolving credit facility was 4.43%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2004, $131.9 million was outstanding under this facility, and there was $35.1 million of unused borrowing availability under the borrowing base limitations.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements as of December 31, 2004 and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the other note payable. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Recently Issued Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2004, the FASB issues SFAS No. 123R, “Share-Based Payment” as a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires instead that such transactions be recognized in the income statement as the grant-date fair value of stock options or other equity-based compensation issued to employees. The fair value calculations are accounted for using a either a lattice model or a closed-form model. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. SFAS No. 123R is effective for most public companies’ interim or annual periods beginning after June 15, 2005 and is effective for nonpublic companies for annual periods beginning after December 15, 2005. We have not yet completed our evaluation of the impact that this Statement will have on our financial position and results of operations.

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

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable and other note payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $1.0 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $132.9 million at December 31, 2004. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 2.00%, and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at December 31, 2004, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of fiscal 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Repurchases of Equity Securities

The Company made no repurchase of its equity securities during the third quarter of fiscal 2005.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

(a)	Exhibits:

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Eleventh Amendment to Amended and restated Revolving Credit Agreements, dated as of August 21, 2003	4.5	9-30-04 10-Q

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust dated as of August 27, 2004 (Subsidiary Security Agreement)	4.9	9-30-04 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 27, 2004 (Company Security Agreement)	4.10	9-30-04 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

10.23	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.13+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.14+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

(b) Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended December 31, 2004. The report, furnished October 18, 2004, attached the terms of the Company’s earnings press release the quarter ended September 30, 2004.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

Dated: February 10, 2005	/s/ D. R. Jones
D. R. Jones, President and Chief Executive Officer

Dated: February 10, 2005	/s/ A. A. McLean III
A. A. McLean III, Executive Vice President and Chief Financial Officer