Form 10-K
period 2005-03-31
WORLD ACCEPTANCE CORP
filed 2005-06-13
CIK 108385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2004, computed by reference to the closing sale price on such date, was $421,262,598. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of June 3, 2005, 18,719,707 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders (“the Proxy Statement”) and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION

Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in twelve states. As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to “fiscal 2005” are to the Company’s fiscal year ended March 31, 2005.

The Company maintains an Internet website, www.worldacceptance.com“, where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov. The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.

PART I.

Item 1.	Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 579 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Colorado as of March 31, 2005. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and refund anticipation loans to its customers and others.

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

Expansion. During fiscal 2005, the Company opened twenty-seven new offices. Thirty other offices were purchased and four offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company’s ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

The small-loan consumer finance industry is highly fragmented in the twelve states in which the Company currently operates. The Company believes that its competitors in these markets are principally independent operators with fewer than 20 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
South Carolina	62	68	64	63	63	62	62	65	65	65
Georgia	39	45	49	49	48	48	52	52	74	76
Texas	104	131	128	131	135	135	136	142	150	164
Oklahoma	39	40	41	40	43	43	46	45	47	51
Louisiana (1)	20	18	21	20	21	20	20	20	20	20
Tennessee (2)	18	24	28	30	35	38	40	45	51	55
Illinois (3)	3	11	20	30	30	29	28	28	30	33
Missouri (4)	—	1	9	16	18	22	22	22	26	36
New Mexico (5)	—	6	9	10	13	12	12	16	19	20
Kentucky (6)	—	—	—	—	4	10	13	30	30	36
Alabama (7)	—	—	—	—	—	—	—	5	14	21
Colorado (8)	—	—	—	—	—	—	—	—	—	2

Total	282	336	360	379	410	420	441	470	526	579

(1)	The Company commenced operations in Louisiana in May 1991.

(2)	The Company commenced operations in Tennessee in April 1993.

(3)	The Company commenced operations in Illinois in September 1996.

(4)	The Company commenced operations in Missouri in August 1996.

(5)	The Company commenced operations in New Mexico in December 1996.

(6)	The Company commenced operations in Kentucky in March 2000.

(7)	The Company commenced operations in Alabama in January 2003.

(8)	The Company commenced operations in Colorado in August 2004.

Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. Substantially all of the Company’s loans are payable in monthly installments with terms of four to fifteen months, and all loans are prepayable at any time without penalty. In fiscal 2005, the Company’s average originated loan size and term were approximately $754 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2005, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 30% to 215% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

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

In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico and Missouri. The program is not offered in the other states where the Company operates as it is not permitted by the various state regulations. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company’s customers and, accordingly, the Company is not required to maintain any inventory to support the program. During fiscal 2004, however, the company tried, on a limited basis, to maintain a few inventory items in each of its branch offices participating in the program. Having certain items on hand enhanced sales and will continue to be done on a limited basis in the future.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to $300 to $500, with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas and Colorado, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2005, the larger class of loans accounted for approximately $103.8 million of gross loans receivable, a 19.8% increase over the balance outstanding at March 31, 2004. This portfolio now represents 29.5% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 55,000 in fiscal 2005, and the net revenues to the Company from this service grew from approximately $1.0 million to approximately $6.8 million over this same period. The Company believes that this is a beneficial service for its existing customer base and plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company’s gross loans receivable by state at March 31 of each year from 1996 through 2005:

	At March 31,
State	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
South Carolina	33%	26%	23%	22%	21%	21%	19%	15%	14%	12%
Georgia	13	13	14	16	15	12	12	12	13	13
Texas	35	39	35	31	28	25	24	23	21	20
Oklahoma	8	7	7	7	6	6	5	5	5	5
Louisiana (1)	5	3	4	4	3	3	3	3	3	3
Tennessee (2)	6	10	11	12	13	11	12	14	15	18
Illinois (3)	—	—	2	3	4	5	5	5	5	5
Missouri (4)	—	—	1	2	3	4	5	5	6	6
New Mexico (5)	—	2	3	3	3	3	3	3	3	3
Kentucky (6)	—	—	—	—	4	10	12	13	12	12
Alabama (7)	—	—	—	—	—	—	—	2	3	3
Colorado (8)	—	—	—	—	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Louisiana in May 1991.

(2)	The Company commenced operations in Tennessee in April 1993.

(3)	The Company commenced operations in Illinois in September 1996.

(4)	The Company commenced operations in Missouri in August 1996.

(5)	The Company commenced operations in New Mexico in December 1996.

(6)	The Company commenced operations in Kentucky in March 2000.

(7)	The Company commenced operations in Alabama in January 2003.

(8)	The Company commenced operations in Colorado in August 2004.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2005:

	Total Number of Loans	Average Gross Loan Balance
South Carolina	51,673	$870
Georgia	56,700	743
Texas	165,091	426
Oklahoma	34,559	549
Louisiana	13,839	625
Tennessee	56,318	1,099
Illinois	22,111	831
Missouri	21,567	1,029
New Mexico	14,604	671
Kentucky	31,774	1,294
Alabama	13,448	915
Colorado	1,292	590

Total	482,976

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

In fiscal 2005, approximately 87% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2003, 2004, and 2005, the percentages of the Company’s loan originations that were refinancings of existing loans were 77.1%, 77.2% and 77.6%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company’s credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. While allowed on a selective basis, refinancings of delinquent loans amounted to less than 3% of the Company’s loan volume in fiscal 2005.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2005, the captive insurance subsidiary reinsured approximately 4.4% of the credit insurance sold by the Company and contributed approximately $223,000 to the Company’s total revenues.

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

Monitoring and Supervision. The Company’s loan operations are organized into Southern, Central and Western Divisions, with the Southern Division consisting of South Carolina, Georgia, Louisiana and Alabama; the Central Division of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division of Texas, Oklahoma, New Mexico and Colorado. Several levels of management monitor and supervise the operations of each of the Company’s offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

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

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. In fiscal 2005, advertising expenses were approximately 3.7% of total revenues.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the Kentucky Department of Financial Institutions, the Alabama State Banking Department

and the Colorado Uniform Commercial Code Commission. These state regulatory agencies audit the Company’s local offices from time to time, and each state agency performs an annual compliance audit of the Company’s operations in that state.

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

Employees. As of March 31, 2005, the Company had 2,075 employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

Charles D. Walters (66)	Chairman and Director	Chairman since July 1991; CEO between July 1991 and August 2003; President between July 1986 and August 2003; Director since April 1989

Douglas R. Jones (53)	President and Chief Executive Officer; Director	CEO since August 2003; President since August 1999; Chief Operating Officer from August 1999 until August 2003; from October 1977 until August 1999, various positions with Associates Financial Services, Inc., Dallas, Texas with most recent being Regional Operations Director

A. Alexander McLean, III (54)	Executive Vice President, Chief Financial Officer; Director	Executive Vice President since August 1996; Senior Vice President since July 1992; CFO and Director since July 1989

Mark C. Roland (49)	Executive Vice President and Chief Operating Officer	Chief Operating Officer since April 2005; Executive Vice President since April 2002; Senior Vice President from January 1996 to April 2002; Senior Vice President – Operations Support, Fleet Finance, Atlanta, Georgia, from January 1993 to January 1996

Charles F. Gardner, Jr. (43)	Senior Vice President, Western Division	Since April 2000; Vice President, Operations – Southeast Texas and New Mexico from December 1996 to April 2000; Supervisor of West Texas from July 1987 to December 1996

Item 2.	Properties

The Company owns its headquarters facility of approximately 14,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2005, the Company had 579 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2005, total lease expense was approximately $6.9 million, or an average of approximately $12,225 per office. The Company’s leases generally provide for an initial three- to five-year term with renewal options. The Company’s branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

Item 3.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business in which damages in various amounts are claimed. However, the Company believes that it is not presently a party to any such other pending legal proceedings that would have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth fiscal quarter ended March 31, 2005.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company’s Common Stock has traded on the NASDAQ National Market System (“NASDAQ”) under the symbol WRLD. As of June 3, 2005, there were 94 holders of record of Common Stock and approximately 2,000 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

The following table set forth certain information about the Company’s repurchases of its Common Stock during the quarter ended March 31, 2005:

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs*
January 1 through January 31, 2005	—	—	—	$7,683,180
February 1, through February 28, 2005	—	—	—	$7,683,180
March 1 through March 31, 2005	53,000	$27.17	53,000	$6,243,140

Total for the Quarter	53,000	$27.17	53,000

*	The reported purchases, and remaining amounts to be purchased, are pursuant to a repurchase of up to $10,000,000 in Company Common Stock announced May 28, 2004. This repurchase authorization had no stated expiration date, but the remaining portion of this authorization was cancelled at a regular scheduled Board Meeting on May 12, 2005. At this meeting, the Board of Directors authorized an additional $20 million of repurchases under the Company’s stock repurchase program. This authorization which was disclosed in a press release dated May 13, 2005 is not subject to specific targets or any expiration date, but may be discontinued at any time.

At its regular scheduled Board meeting on May 12, 2005, the Board of Directors authorized an additional $20 million for use under the Company’s stock repurchase program. This authorization was disclosed in a Press Release dated May 13, 2005.

The table below reflects the stock prices published by Nasdaq by quarter for the last two fiscal years. The last reported sale price on June 3, 2005, was $26.70.

Market Price of Common Stock

	Fiscal 2005
Quarter	High	Low
First	$20.20	$15.23
Second	25.15	17.20
Third	27.79	21.62
Fourth	30.69	25.11

	Fiscal 2004
Quarter	High	Low
First	$16.35	$9.00
Second	16.68	12.74
Third	20.23	14.38
Fourth	24.40	17.98

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Interest and fee income	$177,582	$151,499	$133,256	$117,193	$103,412
Insurance commissions and other income	33,176	27,653	22,415	19,362	17,132

Total revenues	210,758	179,152	155,671	136,555	120,544

Provision for loan losses	40,037	33,481	29,570	25,688	19,749
General and administrative expenses	112,223	96,313	85,757	75,418	68,264
Interest expense	4,640	3,943	4,493	5,415	8,260

Total expenses	156,900	133,737	119,820	106,521	96,273

Income before income taxes	53,858	45,415	35,851	30,034	24,271
Income taxes	19,868	16,650	12,987	10,695	8,670

Net income	$33,990	$28,765	$22,864	$19,339	$15,601

Net income per common share (diluted)	$1.74	$1.49	$1.25	$1.00	$83

Diluted weighted average common equivalent shares	19,558	19,347	18,305	19,340	18,840

Balance Sheet Data (end of period):
Loans receivable	$267,024	$236,528	$203,175	$172,637	$162,389
Allowance for loan losses	(20,673)	(17,261)	(15,098)	(12,926)	(12,032)

Loans receivable, net	246,351	219,267	188,077	159,711	150,357
Total assets	293,507	261,969	228,317	195,247	183,160
Total debt	83,900	95,032	102,532	83,382	91,632
Shareholders’ equity	189,711	156,580	116,041	102,433	82,727
Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	15.3%	15.1%	15.2%	14.8%	12.6%
Net charge-offs	14.6%	14.7%	14.6%	14.8%	12.0%
Number of offices open at year-end	579	526	470	441	420

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2000, gross loans receivable have increased at a 15.2% annual compounded rate from $173.6 million to $351.5 million at March 31, 2005. The increase reflects both the higher volume of loans generated through the Company’s existing offices and the contribution of loans generated from new offices opened or acquired over the period. During this same five-year period, the Company has grown from 410 offices to 579 offices as of March 31, 2005. The Company plans to open or acquire at least 25 new offices in each of the next two fiscal years.

The Company continues to identify new products and services for marketing to its customer base. In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base. This program is called the “World Class Buying Club.” Total loan volume under this program amounted to $8.3 million during fiscal 2005, a 27.6% increase from the prior fiscal year. While this represents less than 1% of the Company’s total loan volume, it remains a very profitable program, which the Company plans to continue to emphasize in fiscal 2006 and beyond.

The Company’s ParaData Financial Systems subsidiary provides data processing systems to 109 separate finance companies, including the Company, and currently supports approximately 1,170 individual branch offices in 45 states. ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year. During fiscal 2005, its net revenues from system sales and support amounted to $2.3 million, approximately the same as in fiscal 2004. ParaData’s pretax income contribution to the Company also can fluctuate greatly and was $332,000, $288,000, and $486,000, in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. ParaData’s net revenue and resulting net contribution to the Company will continue to fluctuate on a year to year basis, but management believes this business should remain profitable over the long term. Additionally, and more importantly, ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at little or no net cost to the Company.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to smaller loans, which average $300 to $500, with terms of 8 to 12 months. The Company offers the larger loans in all states except Texas and Colorado, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2005, the larger loan category accounted for approximately $103.8 million of gross loans receivable, a 19.8% increase over the balance outstanding at March 31, 2004. At the end of the current fiscal year, this portfolio was 29.5% of the total loan balances, a slight increase from the end of the previous year. Management believes that these loans provide lower expense and loss ratios, and thus provide positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

In fiscal 1999, the Company tested an income tax return preparation and refund anticipation loan program in 40 of its offices. Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices. Since that time, the program has grown dramatically, with the Company preparing approximately 45,000, 50,000, and 55,000 returns in fiscal 2003, 2004, and 2005, respectively. Net revenue generated by the Company from this program during fiscal 2005 amounted to approximately $6.8 million. The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Average gross loans receivable (1)	$344,133	292,110	257,595
Average loans receivable (2)	261,187	221,240	195,148

Expenses as a percentage of total revenue:
Provision for loan losses	19.0%	18.7%	19.0%
General and administrative	53.2%	53.8%	55.1%
Total interest expense	2.2%	2.2%	2.9%

Operating margin (3)	27.8%	27.6%	25.9%
Return on average assets	11.8%	11.7%	10.4%

Offices opened and acquired, net	53	56	29
Total offices (at period end)	579	526	470

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2005 Versus Fiscal 2004

Net income was $34.0 million during fiscal 2005, an 18.2% increase over the $28.8 million earned during fiscal 2004. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $9.1 million, or 18.5%, offset by an increase in interest expense and income taxes.

Interest and fee income during fiscal 2005 increased by $26.1 million, or 17.2%, over fiscal 2004. This increase resulted from an increase of $39.9 million, or 18.1%, in average loans receivable between the two fiscal years. The increase in average loans receivable, especially the larger loans, was partially due to several acquisitions during the year. The Company acquired approximately $21.5 million in net loans in 20 separate transactions during fiscal 2005.

Insurance commissions and other income increased by $5.5 million, or 20.0%, over the two fiscal years. Insurance commissions increased by $3.1 million, or 22.6%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $2.4 million, or 17.5%, over the two years, primarily due to the increase in fees from income tax return preparation.

Total revenues increased to $210.8 million in fiscal 2005, a $31.6 million, or 17.6%, increase over the $179.2 million in fiscal 2004. Revenues from the 462 offices open throughout both fiscal years increased by 8.6%. At March 31, 2005, the Company had 579 offices in operation, an increase of 53 net offices from March 31, 2004.

The provision for loan losses during fiscal 2005 increased by $6.6 million, or 19.6%, from the previous year. This increase resulted from a combination of increases in both the general allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2005 amounted to $38.0 million, a 16.7% increase over the $32.6 million charged off during fiscal 2004, and net charge-offs as a percentage of average loans declined slightly from 14.7% to 14.6% when comparing the two annual periods.

General and administrative expenses during fiscal 2005 increased by $15.9 million, or 16.5%, over the previous fiscal year. This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year. General and administrative expenses, when divided by average open offices, increased by 2.4% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 53.8% in fiscal 2004 to 53.2% during fiscal 2005.

Interest expense increased by $698,000, or 17.7%, during fiscal 2005, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 4.8%, combined with an increase in interest rates.

The Company’s effective income tax rate increased to 36.9% during fiscal 2005 from 36.7% during the previous fiscal year. This increase resulted primarily from increased state income taxes.

Comparison of Fiscal 2004 Versus Fiscal 2003

Net income amounted to $28.8 million in fiscal 2004, a 25.8% increase over the $22.9 million earned during fiscal 2003. This increase resulted from an increase of $9.0 million, or 22.3%, in operating income, combined with a reduction in interest expense of $551,000, or 12.3%, offset by a $3.7 million increase in income taxes.

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

General and administrative expenses increased by $10.6 million, or 12.3%, over the two fiscal years. The Company’s profitability benefited by improved expense ratios, as total general and administrative expense as a percent of total revenues decreased from 55.1% in fiscal 2003 to 53.8% in fiscal 2004. This ratio improved because of the average general and administrative expense per open office rose by 5.1% over the two fiscal years, while the average revenue increased 9.8%.

Interest expense was $3.9 million in fiscal 2004, a decrease of $551,000, or 12.3%, from $4.5 million in fiscal 2003. This decrease was due to reductions in average debt outstanding, as well as overall interest rates when comparing the two fiscal years. Average debt outstanding decreased by 4.8% and the average interest rate decreased from 4.2% in fiscal 2003 to 3.8% in fiscal 2004.

The Company’s effective income tax rate increased from 36.2% in fiscal 2003 to 36.7% in fiscal 2004 primarily due to an increase in state income taxes.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the consolidated financial statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. For additional discussion concerning the allowance for loan losses, see “Credit Quality” below.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 60 days at March 31, 2005, 2004, and 2003:

	At March 31,
	2005	2004	2003
	(Dollars in thousands)
Recency basis:
60-89 days past due	$5,591	5,190	4,960
90 days or more past due	3,209	1,916	1,661

Total	$8,800	7,106	6,621

Percentage of period-end gross loans receivable	2.5%	2.3%	2.5%

Contractual basis:
60-89 days past due	$7,040	6,474	6,169
90 days or more past due	7,255	5,259	5,060

Total	$14,295	11,733	11,229

Percentage of period-end gross loans receivable	4.1%	3.8%	4.2%

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

At the end of fiscal 2005, the Company experienced an increase in contractual delinquency to 4.1% from 3.8% at March 31, 2004. The delinquency rate on a recency basis also increased from 2.3% at the end of fiscal 2004 to 2.5% at the end of the current fiscal year. Charge-offs as a percent of average loans decreased from 14.7% in fiscal 2004 to 14.6% in fiscal 2005.

In fiscal 2005, approximately 87.2% of the Company’s loans were generated through renewals of outstanding loans and the origination of new loans to previous customers. A renewal represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2003, 2004, and 2005, the percentages of the Company’s loan originations that were renewals of existing loans were 77.1%, 77.2%, and 77.6%, respectively. The Company’s renewal policies are determined based on state regulations and customer payment history. A renewal is considered a current renewal if the customer is no more than 45 days delinquent on a contractual basis. Delinquent renewals may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy to not renew delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2005, delinquent renewals represented 2.4% of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and renewals. This is as expected due to the payment history experience available on repeat borrowers. However, as a percentage of total loans charged off, renewals represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2005:

	Loan Volume by Category	Percent of Total Charge-offs	Percent of Loans Made
Renewals	77.6%	72.6%	4.7%
Former Borrowers	9.6%	5.4%	3.0%
New Borrowers	12.8%	22.0%	11.8%

	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated. It is probable that there are losses in the existing portfolio. To estimate the losses, the Company uses historical information for net charge-offs and average loan life by loan type. This methodology is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average life is approximately four months. Based on this methodology, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2005, 2004, and 2003. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives. In addition, the entire loan portfolio turns over approximately 3.0 times during a typical twelve-month period. Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs is not needed in the allowance, and that the methodology employed is in accordance with generally accepted accounting principles.

For the years ended March 31, 2005, 2004 and 2003, the Company recorded adjustments of approximately $1.4 million, $1.3 million, and $1.0 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans.

The Company records acquired loans at fair value based on current interest rates, less allowances for uncollectibility and collection costs. The acquired loan portfolios generally include some loans that the Company deems uncollectible but which do not have an allowance assigned to them by the acquiree. An allowance for loan losses is then estimated based on a review of the loan portfolio, considering delinquency levels, charge-offs, loan mix and other current economic factors. The Company then records the acquired loans at their gross value and records the related allowance for loan losses. These are reflected as purchase accounting acquisitions in the table below. Subsequent charge-offs related to acquired loans are reflected in the purchase accounting acquisition adjustment in the year of acquisition. Also see Recently Issued Accounting Pronouncements.

The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2005.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2005, 2004, and 2003:

	March 31,
	2005	2004	2003
Balance at the beginning of the year	$17,260,750	15,097,780	12,925,644
Provision for loan losses	40,036,597	33,481,447	29,569,889
Loan losses	(41,984,428)	(35,731,794)	(30,987,772)
Recoveries	3,941,348	3,118,924	2,541,785
Purchase accounting acquisitions	1,418,473	1,294,393	1,048,234

Balance at the end of the year	$20,672,740	17,260,750	15,097,780

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.7%	7.3%	7.4%
Net charge-offs as a percentage of average loans receivable (1)	14.6%	14.7%	14.6%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company’s unaudited consolidated financial statements and shows the number of offices open during fiscal years 2004 and 2005.

	At or for the Three Months Ended
	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005
	(Dollars in thousands)
Total revenues	$40,263	41,676	44,285	52,928	47,478	49,754	53,166	60,360
Provision for loan losses	7,929	9,328	11,077	5,147	8,627	11,282	13,731	6,397
General and administrative expenses	22,643	21,961	25,074	26,635	26,419	26,531	29,460	29,813
Net income	5,611	6,101	4,604	12,449	7,266	6,906	5,501	14,317
Gross loans receivable	$279,805	283,485	334,485	310,131	334,567	349,402	384,715	351,496
Number of offices open	473	486	516	526	544	575	578	579

Recently Issued Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, The Company adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The initial adoption of this issue did not have an impact on the financial condition or results of operations of the Company. The Company is in the process of evaluating the impact of this pronouncement on future acquisitions.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;

•	Awards for a fixed dollar amount settleable in the company‘s stock;

•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and

•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;

•	Awards that permit a cashless exercise using a broker unrelated to the employer;

•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

Effective April 21, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. The Company will adopt this SFAS on April 1, 2006 and is evaluating the impact on the Company’s fiscal 2007 results of operations.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. As the Company’s gross loans receivable increased from $266.8 million at March 31, 2002 to $351.5 million at March 31, 2005, net cash provided by operating activities for fiscal years 2003, 2004, and 2005 was $55.1 million, $70.4 million, and $88.1 million, respectively.

The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002, 1,623,549 shares in fiscal 2003, and 486,000 in fiscal 2005 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000, $12,001,000, and $8,751,000. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. The Board of Directors on May 12, 2005, authorized the Company to increase its share repurchase program by up to $20 million. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 30 offices and a number of loan portfolios from competitors in 8 states in 20 separate transactions during fiscal 2005. Gross loans receivable purchased in these transactions were approximately $27.4 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

At March 31, 2005, the Company’s accounts payable and accrued expenses included $5.8 million for an acquisition where the contract was signed and the assets were transferred but the cash payment had not been made. The payment was remitted on April 1, 2005.

The Company has a $152.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2006. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 2.00% per annum. At March 31, 2005, the interest rate on borrowings under the revolving credit facility was 4.9%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On March 31, 2005, $82.9 million was outstanding under this facility, and there was $69.1 million of unused borrowing availability under the borrowing base limitations.

The Company is currently in negotiations with its banks to extend the maturity date of its credit facility to September 30, 2007. The Company does not currently anticipate any problems in getting this extension approved, but will not know definitely until some time in the second quarter of fiscal 2006.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements at March 31, 2005 and does not believe that these agreements will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	(Dollars in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Maturities of Notes Payable	$200	83,100	200	200	200	0	83,900
Minimum Lease Payments	5,340	2,978	1,065	157	50	0	9,590

Total	$5,540	86,078	1,265	357	250	0	93,490

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the next twelve months, and for the foreseeable future thereafter, to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, and other note payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The Company’s outstanding debt under its revolving credit facility and its other note payable was $83.9 million at March 31, 2005. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 2.00%. Based on the outstanding balance at March 31, 2005, a change of 1% in the interest rates would cause a change in interest expense of approximately $839,000 on an annual basis.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws of three of the twelve states in which the Company operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates in those states, which could partially offset the potential increase in operating costs due to inflation.

Legal Matters

As of March 31, 2005, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Forward-Looking Statements

This annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently enacted, proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this annual report and the Company’s filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
Assets
Cash	$3,046,677	4,314,107
Gross loans receivable	351,496,149	310,130,665
Less:
Unearned interest and deferred fees	(84,472,686)	(73,602,603)
Allowance for loan losses	(20,672,740)	(17,260,750)

Loans receivable, net	246,350,723	219,267,312
Property and equipment, net	9,806,237	9,273,602
Deferred tax asset	10,690,000	9,535,000
Other assets, net	6,254,360	4,065,296
Intangible assets, net	17,358,505	15,514,003

	$293,506,502	261,969,320

Liabilities and Shareholders’ Equity
Liabilities:
Senior notes payable	82,900,000	91,350,000
Subordinated notes payable	—	2,000,000
Other notes payable	1,000,000	1,682,000
Income taxes payable	1,624,069	383,009
Accounts payable and accrued expenses	18,271,240	9,973,974

Total liabilities	103,795,309	105,388,983

Shareholders’ equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 18,984,907 and 18,857,197 shares at March 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	11,964,056	12,822,906
Retained earnings	177,747,137	143,757,431

Total shareholders’ equity	189,711,193	156,580,337

Commitments and contingencies
	$293,506,502	261,969,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2005	2004	2003
Revenues:
Interest and fee income	$177,581,630	151,499,678	133,255,872
Insurance commissions and other income	33,176,378	27,652,829	22,414,951

Total revenues	210,758,008	179,152,507	155,670,823

Expenses:
Provision for loan losses	40,036,597	33,481,447	29,569,889

General and administrative expenses:
Personnel	73,361,104	62,696,557	55,537,903
Occupancy and equipment	12,430,896	10,183,032	9,026,611
Data processing	1,910,285	1,955,642	1,765,844
Advertising	7,792,313	7,093,498	5,755,145
Amortization of intangible assets	2,585,267	2,264,619	2,172,584
Other	14,143,555	12,120,018	11,499,105

	112,223,420	96,313,366	85,757,192
Interest expense	4,640,285	3,942,572	4,493,219

Total expenses	156,900,302	133,737,385	119,820,300

Income before income taxes	53,857,706	45,415,122	35,850,523
Income taxes	19,868,000	16,650,000	12,987,000

Net income	$33,989,706	28,765,122	22,863,523

Net income per common share:
Basic	$1.81	1.58	1.28

Diluted	$1.74	1.49	1.25

Weighted average shares outstanding:
Basic	18,761,066	18,251,639	17,860,101

Diluted	19,557,515	19,347,080	18,304,976

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2002	$681,354	101,752,026	102,433,380
Proceeds from exercise of stock options (416,734 shares), including tax benefits of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	1,048,721	114,992,309	116,041,030
Proceeds from exercise of stock options (1,237,146 shares), including tax benefits of $3,774,332	11,774,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	12,822,906	143,757,431	156,580,337
Proceeds from exercise of stock options (577,710 shares), including tax benefits of $3,181,612	7,891,669	—	7,891,669
Common stock repurchases (486,000 shares)	(8,750,519)	—	(8,750,519)
Net income	—	33,989,706	33,989,706

Balances at March 31, 2005	$11,964,056	177,747,137	189,711,193

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,989,706	28,765,122	22,863,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,585,267	2,264,619	2,172,584
Amortization of loan costs and discounts	56,098	156,886	123,086
Provision for loan losses	40,036,597	33,481,447	29,569,889
Depreciation	2,073,933	1,757,211	1,726,424
Deferred taxes	(1,155,000)	(918,000)	(1,685,000)
Change in accounts:
Other assets, net	(2,245,162)	481,993	(333,570)
Income taxes payable	4,422,672	2,110,324	(175,574)
Accounts payable and accrued expenses	8,297,266	2,276,741	881,200

Net cash provided by operating activities	88,061,377	70,376,343	55,142,562

Cash flows from investing activities:
Increase in loans receivable, net	(45,628,235)	(46,380,225)	(41,272,627)
Net assets acquired from office acquisitions, primarily loans	(21,678,455)	(18,661,742)	(16,874,896)
Increase in intangible assets from acquisitions	(4,429,769)	(3,179,814)	(2,804,077)
Purchases of property and equipment, net	(2,419,886)	(2,362,994)	(2,891,724)

Net cash used by investing activities	(74,156,345)	(70,584,775)	(63,843,324)

Cash flows from financing activities:
Proceeds (repayment) of senior revolving notes payable, net	(8,450,000)	(6,700,000)	21,150,000
Repayment of subordinated notes payable	(2,000,000)	(2,000,000)	(2,000,000)
Proceeds (repayment) of other notes payable	(682,000)	1,200,000	—
Proceeds from exercise of stock options	4,710,057	7,999,853	2,352,175
Repurchase of common stock	(8,750,519)	—	(12,000,993)

Net cash provided by (used in) financing activities	(15,172,462)	499,853	9,501,182

Increase (decrease) in cash	(1,267,430)	291,421	800,420
Cash at beginning of year	4,314,107	4,022,686	3,222,266

Cash at end of year	$3,046,677	4,314,107	4,022,686

See accompanying notes to consolidated financial statements.

(1)	Summary of Significant Accounting Policies

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. The following is a description of the more significant of these policies used in preparing the consolidated financial statements.

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

As of March 31, 2005, the Company operated 579 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama and Colorado.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ParaData provides data processing systems to 109 separate finance companies, including the Company. At March 31, 2005 and 2004, ParaData had total assets of $1,904,000 and $3,760,000, respectively, which represented less than 2.0% of total consolidated assets at each fiscal year end. Total net revenues (system sales and support) for ParaData for the years ended March 31, 2005, 2004 and 2003 were $2,332,000, $2,251,000, and $2,268,000, respectively, which represented less than 3% of consolidated revenue for each year. For the years ended March 31, 2005, 2004 and 2003, ParaData had income before income taxes of $332,000, $288,000, and $486,000, respectively. Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama and Colorado. During fiscal 2005 and 2004, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less. Experience indicates that a majority of the direct cash consumer loans are renewed.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans. Unamortized amounts are recognized in income at the time that loans are renewed or paid in full.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net deferred origination fees and direct costs, and an allowance for loan losses. Unearned interest is deferred at the time the loans are made and accreted to income on a collection method, which approximates the level yield method. Charges for late payments are credited to income when collected.

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

The Company records acquired loans at fair value based on current interest rates, less allowances for uncollectibility and collection costs. The acquired loan portfolios generally include some loans that the Company deems uncollectible but which do not have an allowance assigned to them by the acquiree. An allowance for loan losses is then estimated based on a review of the loan portfolio, considering delinquency levels, charge-offs, loan mix and other current economic factors. The Company then records the acquired loans at their gross value and records the related allowance for loan losses. These are reflected as purchase accounting acquisitions (also see Note 2 to the Consolidated Financial Statements). Subsequent charge-offs related to acquired loans are reflected in the purchase accounting acquisition adjustment in the year of acquisition. At March 31, 2005 and 2004, there were no concentrations of loans in any local economy, type of property, or to any one borrower.

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

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses and other deposits.

Intangible Assets

Intangible assets include the cost of acquiring existing customers, the value assigned to noncompete agreements, and goodwill (the excess cost over the fair value of the net assets acquired). These assets are being amortized as follows: customer lists, 9 years; and non-compete agreements, the term of agreement, which approximates the estimated useful lives. Effective April 1, 2002, the Company ceased amortization of goodwill. Management periodically evaluates the recoverability of the unamortized balances of these assets and adjusts them as necessary.

The Company tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods; income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test, is compared to its carrying amount. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments” requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, and other note payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and other note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.

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

Supplemental Cash Flow Information

For the years ended March 31, 2005, 2004, and 2003, the Company paid interest of $4,529,445, $3,747,688 and $4,448,128, respectively.

For the years ended March 31, 2005, 2004, and 2003, the Company paid income taxes of $16,600,328, $15,457,676, and $14,847,574, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2005, 2004, and 2003, consist of:

	2005	2004	2003
Tax benefits from exercise of stock options	$3,181,612	3,774,332	392,945

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

Reclassifications

Certain reclassification entries have been made for fiscal 2004 and 2003 to conform with fiscal 2005 presentation. There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

Stock-Based Compensation

At March 31, 2005, the Company had three stock-based employee compensation option plans, which are described more fully in Note 10. The Company accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the years ended March 31.

(Dollars in thousands except per share amounts)	2005	2004	2003
Net income
As reported	$33,990	28,765	22,864
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,038	1,080	806

Pro forma net income	$32,952	27,685	22,058

Basic earnings per share
As reported	$1.81	1.58	1.28

Pro forma	$1.76	1.52	1.24

Diluted earnings per share
As reported	$1.74	1.49	1.25

Pro forma	$1.68	1.43	1.21

Recently Issued Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, The Company adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The initial adoption of this issue did not have an impact on the financial condition or results of operations of the Company. The Company is in the process of evaluating the impact of this pronouncement on future acquisitions.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;

•	Awards for a fixed dollar amount settleable in the company‘s stock;

•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and

•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;

•	Awards that permit a cashless exercise using a broker unrelated to the employer;

•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

Effective April 21, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. The Company will adopt this SFAS on April 1, 2006 and is evaluating the impact on the Company’s fiscal 2007 results of operations.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005.

(2)	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2005, 2004, and 2003:

	March 31,
	2005	2004	2003
Balance at the beginning of the year	$17,260,750	15,097,780	12,925,644
Provision for loan losses	40,036,597	33,481,447	29,569,889
Loan losses	(41,984,428)	(35,731,794)	(30,987,772)
Recoveries	3,941,348	3,118,924	2,541,785
Purchase accounting acquisitions	1,418,473	1,294,393	1,048,234

Balance at the end of the year	$20,672,740	17,260,750	15,097,780

For the years ended March 31, 2005, 2004 and 2003, the Company recorded adjustments of approximately $1.4 million, $1.3 million, and $1.0 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans (also see Note 1).

(3)	Property and Equipment

Summaries of property and equipment follow:

	March 31,
	2005	2004
Land	$250,443	250,443
Buildings and leasehold improvements	3,970,157	3,587,981
Furniture and equipment	17,721,483	16,140,532

	21,942,083	19,978,956
Less accumulated depreciation and amortization	(12,135,846)	(10,705,354)

Total	$9,806,237	9,273,602

(4)	Intangible Assets

Intangible assets, net of accumulated amortization, consist of:

	March 31,
	2005	2004
Cost of acquiring existing customers	$10,671,432	9,580,015
Value assigned to noncompete agreements	2,107,129	2,789,637
Goodwill	4,533,219	3,053,826
Other	46,725	90,525

Total	$17,358,505	15,514,003

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2004 and 2005:

Balance at March 31, 2003	$1,788,420
Goodwill acquired during the year	1,265,406

Balance at March 31, 2004	$3,053,826
Goodwill acquired during the year	1,479,393

Balance at March 31, 2005	$4,533,219

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2,716,990 for 2006, $2,447,406 for 2007, $1,983,585 for 2008, $1,636,234 for 2009, $1,347,538 for 2010, and an aggregate of $2,693,533 for the years thereafter.

Goodwill is tested for impairment annually. The Company performed an annual impairment test as of March 31, 2005 and determined that none of the recorded goodwill was impaired.

(5)	Notes Payable

Summaries of the Company’s notes payable follow:

Senior Notes Payable

$152,000,000 Revolving Credit Facility – This facility provides for borrowings of up to $152.0 million, with $82.9 million outstanding at March 31, 2005, subject to a borrowing base formula. The Company may borrow, at its option, at the rate of prime or LIBOR plus 2.00%. At March 31, 2005, the Company’s interest rate was 4.9% and the unused amount available under the revolver was $69.1 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2006.

A member of the Company’s Board of Directors serves as an Executive Vice President of The South Financial Group, which is the Parent of Carolina First Bank. As of March 31, 2005 Carolina First Bank had committed to fund up to $20.0 million under the credit facility and had outstanding $1.0 million in another note payable.

Other Note Payable

The Company also has a $1.0 million note payable to a bank, bearing interest of LIBOR plus 2.00% payable monthly, which is to be repaid in five annual installments of $200,000 ending on May 1, 2009.

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At March 31, 2005, $57.3 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company’s common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2005, are as follows: 2006, $200,000; 2007, $83,100,000; 2008, $200,000; 2009, $200,000; 2010, $200,000; and none thereafter.

(6)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company. The following is a summary of the non-file insurance activity for the years ended March 31, 2005, 2004, and 2003:

	2005	2004	2003
Insurance premiums written	$3,953,652	3,391,523	2,120,692
Recoveries on claims paid	$290,062	296,330	304,215
Claims paid	$4,119,148	3,060,456	2,253,125

(7)	Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building. It is expected that in the normal course of business, expiring leases will be renewed at the Company’s option or replaced by other leases or acquisitions of other properties. All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2005, are as follows:

2006	$5,340,152
2007	2,977,760
2008	1,065,333
2009	156,843
2010	50,094
Thereafter	0

Total future minimum lease payments	$9,590,182

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2005, 2004, and 2003, was $6,857,274, $5,460,005, and $4,830,932, respectively.

(8)	Income Taxes

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2005:
U.S. Federal	$18,945,000	(860,000)	18,085,000
State and local	2,078,000	(295,000)	1,783,000

	$21,023,000	(1,155,000)	19,868,000

Year ended March 31, 2004:
U.S. Federal	$16,182,000	(813,000)	15,369,000
State and local	1,386,000	(105,000)	1,281,000

	$17,568,000	(918,000)	16,650,000

Year ended March 31, 2003:
U.S. Federal	$13,577,000	(1,468,000)	12,109,000
State and local	1,095,000	(217,000)	878,000

	$14,672,000	(1,685,000)	12,987,000

Income tax expense attributable to income from continuing operations was $19,868,000, $16,650,000, and $12,987,000, for the years ended March 31, 2005, 2004 and 2003, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2005	2004	2003
U.S. Federal	$18,850,000	15,895,000	12,458,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,159,000	833,000	571,000
Change in valuation allowance	104,000	122,000	(18,000)
Insurance income exclusion	(73,000)	(117,000)	(190,000)
Other, net	(172,000)	(83,000)	76,000

	$19,868,000	16,650,000	12,987,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$7,726,000	6,368,000
Unearned insurance commissions	3,863,000	3,309,000
Accounts payable and accrued expenses primarily related to employee benefits	1,759,000	1,534,000
Tax over book accrued interest receivable	1,361,000	1,200,000
Other	516,000	415,000

Gross deferred tax assets	15,225,000	12,826,000
Less valuation allowance	(516,000)	(412,000)

Net deferred tax assets	14,709,000	12,414,000
Deferred tax liabilities:
Tax over book basis of depreciable assets	(1,571,000)	(942,000)
Intangible assets	(1,160,000)	(1,130,000)
Discount of purchased loans	(167,000)	(90,000)
Deferred net loan origination fees	(775,000)	(717,000)
Prepaid expenses	(346,000)	—

Gross deferred liabilities	(4,019,000)	(2,879,000)

Net deferred tax assets	$10,690,000	9,535,000

The valuation allowance for deferred tax assets as of March 31, 2005 and 2004 was $516,000 and $412,000, respectively. The valuation allowance against the potential total deferred tax assets as of March 31, 2005 and 2004 relates to state net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Internal Revenue Service has examined the Company’s federal income tax returns for the fiscal years 1994 through 1996. Tax returns for fiscal 2002 and subsequent years are subject to examination by taxing authorities.

(9)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the year ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$33,989,706	18,761,066	$1.81

Effect of Dilutive Securities
Options	—	796,449

Diluted EPS
Income available to common shareholders plus assumed conversions	$33,989,706	19,557,515	$1.74

	For the year ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$28,765,122	18,251,639	$1.58

Effect of Dilutive Securities
Options	—	1,095,441

Diluted EPS
Income available to common shareholders plus assumed conversions	$28,765,122	19,347,080	$1.49

	For the year ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$22,863,523	17,860,101	$1.28

Effect of Dilutive Securities
Options	—	444,875

Diluted EPS
Income available to common shareholders plus assumed conversions	$22,863,523	18,304,976	$1.25

Options to purchase 0, 50,000, and 591,115, shares of common stock at various prices were outstanding during the years ended March 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

(10)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to 15% of their gross pay. The Company makes a matching contribution equal to 50% of the employees’ contributions for the first 6% of gross pay. The Company’s expense under this plan was $610,536, $594,430, and $430,530, for the years ended March 31, 2005, 2004, and 2003, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The Company selects the key executives who participate in the SERP. The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. For the years ended March 31, 2005, 2004, and 2003, contributions of $317,882, $588,021, and $515,394, respectively were charged to operations related to the SERP.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan. As of March 31, 2005, $285,000 had been deferred under this plan.

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

The Company applies APB Opinion 25 in accounting for the stock option plans described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of zero; expected volatility of 41.1%, 39.6%, and 47.5%; risk-free interest rate of 4.1%, 3.9%, and 3.9%; and expected lives of 10 years for all plans in all three years. The fair values of options granted were $9.02 in 2005, $9.63 in 2004, and $4.99 in 2003.

Option activity for the years ended March 31 were as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,649,991	$7.58	2,608,645	$7.34	2,897,568	$7.00
Granted	188,500	$22.50	340,250	$15.63	186,500	$8.54
Exercised	(577,710)	$8.15	(1,237,146)	$7.27	(416,734)	$5.80
Forfeited	(23,150)	$7.97	(61,758)	$7.19	(58,689)	$5.66

Options outstanding, end of year	1,237,631	$11.60	1,649,991	$9.10	2,608,645	$7.34

Options exercisable, end of year	628,831	$8.01	1,001,991	$7.58	2,026,713	$7.37

The following table summarized information regarding stock options outstanding at March 31, 2005:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Option Price
$ 4.90 - $5.99	323,352	4.05	$5.32	290,852	$5.35
$ 6.00 - $ 7.99	83,482	3.35	$6.70	83,482	$6.70
$ 8.00 - $ 9.99	270,500	6.98	$8.48	81,100	$8.51
$ 10.00 - $ 12.99	156,547	5.17	$11.13	111,547	$11.00
$ 13.00 - $ 16.99	189,250	8.10	$16.17	51,850	$15.15
$ 22.00 - $ 23.99	214,500	9.39	$23.23	10,000	$22.25

$ 4.90 - $ 23.99	1,237,631	6.33	$11.60	628,831	$8.01

(11)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2005	2004	2003
	($ in thousands)
Number of offices purchased	60	68	42
Merged into existing offices	30	29	21
Purchase Price	$26,107	21,843	19,679
Tangible assets:
Net loans	21,491	18,293	16,663
Furniture, fixtures & equipment	187	370	212

Excess of purchase prices over carrying value of net tangible assets	$4,429	3,180	2,804

Customer lists	2,720	1,718	1,640
Non-compete agreements	230	197	150
Goodwill	1,479	1,265	1,014

Total intangible assets	$4,429	3,180	2,804

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

(12)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)
Total revenues	$47,478	49,754	53,166	60,360	40,263	41,676	44,285	52,928
Provision for loan losses	8,627	11,282	13,731	6,397	7,929	9,328	11,077	5,147
General and administrative expenses	26,419	26,531	29,460	29,813	22,643	21,961	25,074	26,635
Interest expense	989	1,067	1,314	1,270	991	928	997	1,027
Income tax expense	4,177	3,968	3,160	8,563	3,089	3,358	2,533	7,670

Net income	$7,266	6,906	5,501	14,317	5,611	6,101	4,604	12,449

Earnings per share:
Basic	$.39	.38	.29	.75	.32	.34	.25	.67

Diluted	$.37	.36	.28	.73	.30	.32	.23	.63

(13)	Litigation

At March 31, 2005, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

(14)	Commitments

The Company has entered into employment agreements with certain key executive employees. The employment agreements have terms of one or three years and call for aggregate minimum annual base salaries of $800,000, adjusted annually as determined by the Company’s Compensation and Stock Option Committee. The agreements also provide for annual incentive bonuses, which are based on the achievement of certain predetermined operational goals.

The Board of Directors

World Acceptance Corporation:

We consent to the incorporation by reference in the registration statement (No. 33-52166, 33-98938, 333-107426, 333-14399) on Form S-8 of World Acceptance Corporation of our report dated June 9, 2005, with respect to the consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005, which report appears in the March 31, 2005, annual report on Form 10-K of World Acceptance Corporation.

Greenville, South Carolina

June 9, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors: and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any assumptions regarding internal control over financial reporting in future periods based on an evaluation of effectiveness in a prior period are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2005 was effective.

Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting, as stated in their report, which is included elsewhere herein.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information contained under the captions “Approval of 2005 Stock Option Plan – Equity Plan Compensation Information,” “Ownership of Shares by Certain Beneficial Owners as of June 17, 2005” and “Ownership of Common Stock of Management as of June 17, 2005” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions

The Company had no reportable disclosures in response to this Item 13.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2005 and 2004

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

Reports of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Twelfth Amendment to Amended and restated Revolving Credit Agreements, dated as of December 16, 2004	*	Filed Herewith

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust dated as of August 27, 2004 (Subsidiary Security Agreement)	4.9	9-30-04 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 27, 2004 (Company Security Agreement)	4.10	9-30-04 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

Exhibit Number	Description	Filed Herewith (*), Non-Applicable (NA), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.23	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.13+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.14+	Executive Deferral Plan	10.12	2001 10-K

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	*

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III Executive Vice President and CFO Date: June 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Douglas R. Jones
Douglas R. Jones, President and Chief Executive Officer (principal executive officer); Director

Date: June 9, 2005

/s/ A. Alexander McLean III
A. Alexander McLean, III, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer); Director

Date: June 9, 2005

/s/ Ken R. Bramlett
Ken R. Bramlett, Director

Date: June 9, 2005

/s/ Charles D. Way
Charles D. Way, Director

Date: June 9, 2005