Form 10-K/A
period 2005-03-31
WORLD ACCEPTANCE CORP
filed 2005-06-15
CIK 108385

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this amendment on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended March 31, 2005 (the “2005 10-K”) is to include in Part II, Item 8 manually signed reports of our independent registered public accounting firm, which were inadvertently omitted from the 2005 10-K as initially filed.

The Items of our 2005 10-K which are amended herein are:

Part II

Item 8.	Financial Statements and Supplementary Data

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Exhibits - Exhibits 23, 31.1, 31.2, 32.1 and 32.2 have been refiled or refurnished, as applicable.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
Assets
Cash	$3,046,677	4,314,107
Gross loans receivable	351,496,149	310,130,665
Less:
Unearned interest and deferred fees	(84,472,686)	(73,602,603)
Allowance for loan losses	(20,672,740)	(17,260,750)

Loans receivable, net	246,350,723	219,267,312
Property and equipment, net	9,806,237	9,273,602
Deferred tax asset	10,690,000	9,535,000
Other assets, net	6,254,360	4,065,296
Intangible assets, net	17,358,505	15,514,003

	$293,506,502	261,969,320

Liabilities and Shareholders’ Equity
Liabilities:
Senior notes payable	82,900,000	91,350,000
Subordinated notes payable	—	2,000,000
Other notes payable	1,000,000	1,682,000
Income taxes payable	1,624,069	383,009
Accounts payable and accrued expenses	18,271,240	9,973,974

Total liabilities	103,795,309	105,388,983

Shareholders’ equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 18,984,907 and 18,857,197 shares at March 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	11,964,056	12,822,906
Retained earnings	177,747,137	143,757,431

Total shareholders’ equity	189,711,193	156,580,337

Commitments and contingencies
	$293,506,502	261,969,320

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2005	2004	2003
Revenues:
Interest and fee income	$177,581,630	151,499,678	133,255,872
Insurance commissions and other income	33,176,378	27,652,829	22,414,951

Total revenues	210,758,008	179,152,507	155,670,823

Expenses:
Provision for loan losses	40,036,597	33,481,447	29,569,889

General and administrative expenses:
Personnel	73,361,104	62,696,557	55,537,903
Occupancy and equipment	12,430,896	10,183,032	9,026,611
Data processing	1,910,285	1,955,642	1,765,844
Advertising	7,792,313	7,093,498	5,755,145
Amortization of intangible assets	2,585,267	2,264,619	2,172,584
Other	14,143,555	12,120,018	11,499,105

	112,223,420	96,313,366	85,757,192
Interest expense	4,640,285	3,942,572	4,493,219

Total expenses	156,900,302	133,737,385	119,820,300

Income before income taxes	53,857,706	45,415,122	35,850,523
Income taxes	19,868,000	16,650,000	12,987,000

Net income	$33,989,706	28,765,122	22,863,523

Net income per common share:
Basic	$1.81	1.58	1.28

Diluted	$1.74	1.49	1.25

Weighted average shares outstanding:
Basic	18,761,066	18,251,639	17,860,101

Diluted	19,557,515	19,347,080	18,304,976

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2002	$681,354	101,752,026	102,433,380
Proceeds from exercise of stock options (416,734 shares), including tax benefits of $392,945	2,745,120	—	2,745,120
Common stock repurchases (1,623,549 shares)	(2,377,753)	(9,623,240)	(12,000,993)
Net income	—	22,863,523	22,863,523

Balances at March 31, 2003	1,048,721	114,992,309	116,041,030
Proceeds from exercise of stock options (1,237,146 shares), including tax benefits of $3,774,332	11,774,185	—	11,774,185
Net income	—	28,765,122	28,765,122

Balances at March 31, 2004	12,822,906	143,757,431	156,580,337
Proceeds from exercise of stock options (577,710 shares), including tax benefits of $3,181,612	7,891,669	—	7,891,669
Common stock repurchases (486,000 shares)	(8,750,519)	—	(8,750,519)
Net income	—	33,989,706	33,989,706

Balances at March 31, 2005	$11,964,056	177,747,137	189,711,193

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,989,706	28,765,122	22,863,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,585,267	2,264,619	2,172,584
Amortization of loan costs and discounts	56,098	156,886	123,086
Provision for loan losses	40,036,597	33,481,447	29,569,889
Depreciation	2,073,933	1,757,211	1,726,424
Deferred taxes	(1,155,000)	(918,000)	(1,685,000)
Change in accounts:
Other assets, net	(2,245,162)	481,993	(333,570)
Income taxes payable	4,422,672	2,110,324	(175,574)
Accounts payable and accrued expenses	8,297,266	2,276,741	881,200

Net cash provided by operating activities	88,061,377	70,376,343	55,142,562

Cash flows from investing activities:
Increase in loans receivable, net	(45,628,235)	(46,380,225)	(41,272,627)
Net assets acquired from office acquisitions, primarily loans	(21,678,455)	(18,661,742)	(16,874,896)
Increase in intangible assets from acquisitions	(4,429,769)	(3,179,814)	(2,804,077)
Purchases of property and equipment, net	(2,419,886)	(2,362,994)	(2,891,724)

Net cash used by investing activities	(74,156,345)	(70,584,775)	(63,843,324)

Cash flows from financing activities:
Proceeds (repayment) of senior revolving notes payable, net	(8,450,000)	(6,700,000)	21,150,000
Repayment of subordinated notes payable	(2,000,000)	(2,000,000)	(2,000,000)
Proceeds (repayment) of other notes payable	(682,000)	1,200,000	—
Proceeds from exercise of stock options	4,710,057	7,999,853	2,352,175
Repurchase of common stock	(8,750,519)	—	(12,000,993)

Net cash provided by (used in) financing activities	(15,172,462)	499,853	9,501,182

Increase (decrease) in cash	(1,267,430)	291,421	800,420
Cash at beginning of year	4,314,107	4,022,686	3,222,266

Cash at end of year	$3,046,677	4,314,107	4,022,686

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (“the Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting

Greenville, South Carolina

June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

World Acceptance Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that World Acceptance Corporation (the Company) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina

June 9, 2005

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), previously filed (+) or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Revolving Credit Agreements, dated as of June 30, 1997, as amended between Harris Trust and Savings Bank, the Banks signatory thereto from time to time and the Company	4.4	9-30-03 10-Q

4.5	Twelfth Amendment to Amended and restated Revolving Credit Agreements, dated as of December 16, 2004	+

4.6	Note Agreement, dated as of June 30, 1997, between Principal Mutual Life Insurance Company and the Company re: 10% Senior Subordinated Secured Notes	4.7	9-30-97 10-Q

4.7	First Amendment to Note Agreement, dated as of August 21, 2003, between Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company) and the Company	4.7	9-30-03 10-Q

4.8	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.9	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust dated as of August 27, 2004 (Subsidiary Security Agreement)	4.9	9-30-04 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 27, 2004 (Company Security Agreement)	4.10	9-30-04 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

Exhibit Number	Description	Filed Herewith (*), previously filed (+) or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.23	Employment Agreement of A. Alexander McLean, III, effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.13+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.14+	Executive Deferral Plan	10.12	2001 10-K

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	+

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III Executive Vice President and CFO Date: June 14, 2005