Form 10-Q
period 2005-06-30
WORLD ACCEPTANCE CORP
filed 2005-08-10
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

☒ Yes   ☐ No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, August 9, 2005.

Common Stock, no par value	18,632,854
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Cash	$4,052,764	3,046,677
Gross loans receivable	371,056,394	351,496,149
Less:
Unearned interest and fees	(91,582,703)	(84,472,686)
Allowance for loan losses	(20,531,043)	(20,672,740)

Loans receivable, net	258,942,648	246,350,723
Property and equipment, net	10,220,682	9,806,237
Deferred tax benefit	10,690,000	10,690,000
Other assets, net	4,956,018	6,254,360
Intangible assets, net	17,096,756	17,358,505

Total assets	$305,958,868	293,506,502

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	99,450,000	82,900,000
Other notes payable	800,000	1,000,000
Income taxes payable	5,666,320	1,624,069
Accounts payable and accrued expenses	9,175,718	18,271,240

Total liabilities	115,092,038	103,795,309

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,735,557 and 18,948,907 shares at June 30, 2005 and March 31, 2005, respectively
Additional paid-in capital	5,807,204	11,964,056
Retained earnings	185,059,626	177,747,137

Total shareholders’ equity	190,866,830	189,711,193

	$305,958,868	293,506,502

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2005	2004
Revenues:
Interest and fee income	$44,598,895	40,600,399
Insurance and other income	7,168,764	6,877,909

Total revenues	51,767,659	47,478,308

Expenses:
Provision for loan losses	9,540,103	8,627,408
General and administrative expenses:
Personnel	19,581,848	17,706,247
Occupancy and equipment	3,184,457	2,914,423
Data processing	500,616	467,981
Advertising	1,657,522	1,580,286
Amortization of intangible assets	685,965	631,313
Other	3,630,067	3,118,790

	29,240,475	26,419,040
Interest expense	1,306,592	989,209

Total expenses	40,087,170	36,035,657

Income before income taxes	11,680,489	11,442,651
Income taxes	4,368,000	4,177,000

Net income	$7,312,489	7,265,651

Net income per common share:
Basic	$0.39	0.39

Diluted	$0.38	0.37

Weighted average common equivalent shares outstanding:
Basic	18,812,083	18,669,757

Diluted	19,477,107	19,489,314

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Total
Balances at March 31, 2004	$12,822,906	143,757,431	156,580,337
Proceeds from exercise of stock options (577,710 shares), including tax benefit of $3,181,612	7,891,669	—	7,891,699
Common stock repurchases (486,000 shares)	(8,750,519)	—	(8,750,519)
Net income	—	33,989,706	33,989,706

Balances at March 31, 2005	$11,964,056	177,747,137	189,711,193
Proceeds from exercise of stock options (52,650 shares), including tax benefit of $365,503	728,532	—	728,532
Common stock repurchases (266,000 shares)	(6,885,384)	—	(6,885,384)
Net income	—	7,312,489	7,312,489

Balances at June 30, 2005	$5,807,204	185,059,626	190,866,830

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,312,489	7,265,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,540,103	8,627,408
Amortization of intangible assets	685,965	631,313
Amortization of loan costs and discounts	25,000	31,079
Depreciation	536,228	467,785
Change in accounts:
Other assets, net	1,273,342	(1,157,664)
Accounts payable and accrued expenses	(9,095,522)	(2,301,707)
Income taxes payable	4,407,754	3,002,220

Net cash provided by operating activities	14,685,359	16,566,085

Cash flows from investing activities:
Increase in loans, net	(21,376,721)	(17,739,006)
Net assets acquired from office acquisitions, primarily loans	(770,307)	(7,152,538)
Purchases of premises and equipment	(935,673)	(507,915)
Purchases of intangible assets	(424,216)	(1,136,856)

Net cash used by investing activities	(23,506,917)	(26,536,315)

Cash flows from financing activities:
Proceeds from senior notes payable, net	16,550,000	17,900,000
Repayment of senior subordinated notes	—	(2,000,000)
Repayment of other notes payable, net	(200,000)	(200,000)
Repurchase of common stock	(6,885,384)	(7,310,479)
Proceeds from exercise of stock options	363,029	58,509

Net cash provided by financing activities	9,827,645	8,448,030

Increase (decrease) in cash	1,006,087	(1,522,200)
Cash, beginning of period	3,046,677	4,314,107

Cash, end of period	$4,052,764	2,791,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,303,644	920,476
Cash paid for income taxes	39,754	3,196,850
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	365,503	31,634

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2005, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2005, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2005 to conform with fiscal 2006 presentation. These reclassifications had no impact on shareholders’ equity or net income.

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

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2005, included in the Company’s 2005 Annual Report to Shareholders.

NOTE 2 – COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The Company has no items of other comprehensive income; therefore, net income equals comprehensive income.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2005	2004
Balance at beginning of period	$20,672,740	17,260,750
Provision for loan losses	9,540,103	8,627,408
Loan losses	(10,756,546)	(8,685,779)
Recoveries	1,064,183	1,002,538
Purchase accounting acquisitions	10,563	440,014

Balance at end of period	$20,531,043	18,644,931

For the quarters ended June 30, 2005 and 2004, the Company recorded adjustments of approximately $37,000 and $440,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans (see Note 7 for recently adopted accounting pronouncement relating to acquired loans).

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

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2005	2004
Basic:
Average common shares outstanding (denominator)	18,812,083	18,669,757

Diluted:
Average common shares outstanding	18,812,083	18,669,757
Dilutive potential common shares	665,024	819,557

Average diluted shares outstanding (denominator)	19,477,107	19,489,314

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Exercise Price
For the three months ended
June 30, 2005	—	—
June 30, 2004	50,000	$22.25

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

	Three months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004
Net income
Net income, as reported	$7,312	7,266
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	379	337

Pro forma net income	$6,933	6,929

Basic earnings per share
As reported	$0.39	0.39

Pro forma	$0.37	0.37

Diluted earnings per share
As reported	$0.38	0.37

Pro forma	$0.36	0.36

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2005 and 2004:

	2005	2004
Number of offices purchased	6	20
Merged into existing offices	5	8
Purchase Price	$1,194,523	$8,289,394
Tangible assets:
Net loans	755,307	7,059,856
Furniture, fixtures & equipment	15,000	92,682

Excess of purchase prices over carrying value of net intangible assets	$424,216	$1,136,856

Customer lists	351,103	662,068
Non-compete agreements	20,000	85,000
Goodwill	53,113	389,788

Total intangible assets	$424,216	$1,136,856

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

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of determination of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

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

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2005	2004
	(Dollars in thousands)
Average gross loans receivable (1)	$360,042	323,137
Average loans receivable (2)	272,428	246,024

Expenses as a % of total revenue:
Provision for loan losses	18.4%	18.2%
General and administrative	56.5%	55.6%
Total interest expense	2.5%	2.1%

Operating margin (3)	25.1%	26.2%

Return on average assets (annualized)	9.8%	10.8%

Offices opened or acquired, net	4	18
Total offices (at period end)	583	544

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2005, Versus

Three Months Ended June 30, 2004

Net income amounted to $7.3 million for the three months ended June 30, 2005, approximately the same that was earned during the corresponding three-month period of fiscal 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $555,000, or 4.5%, which was offset by an increase in interest expense and an increase in income taxes.

Interest and fee income for the quarter ended June 30, 2005, increased by $4.0 million, or 9.8%, over the same period of the prior year. This increase resulted from a $26.4 million increase, or 10.7%, in average loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $291,000, or 4.2%, between the two quarterly periods. Insurance commissions increased by $441,000, or 10.5%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance may be sold in conjunction with the loan. Other income decreased by $150,000, or 5.6%, over the two corresponding quarters primarily due to a reduction in tax preparation fees recognized during the current quarter when compared to the prior year quarter.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended June 30, 2005, Versus

Three Months Ended June 30, 2004, continued

Total revenues rose to $51.8 million during the quarter ended June 30, 2005, a 9.0% increase over the $47.5 million for the corresponding quarter of the previous year. Revenues from the 520 offices open throughout both quarterly periods increased by approximately 3.0%. At June 30, 2005, the Company had 583 offices in operation, an increase of 4 offices from March 31, 2005.

The provision for loan losses during the quarter ended June 30, 2005 increased by $913,000, or 10.6%, from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $9.5 million, a 23.5% increase over the $7.7 million charged off during the same quarter of fiscal 2005. As a percentage of average loans receivable, net charge-offs increased to 13.9% on an annualized basis for the current quarter from 12.5% for the quarter ended June 30, 2004. While this represents a significant increase from the prior year first quarter, the current quarter charge-off percentage to date appears to be more in line with the percentages experienced during the quarter ended June 30, 2003 and 2002, which were 13.41% and 13.47%, respectively. Although the Company does not anticipate experiencing any near term material change in its ongoing expected loss ratios it cannot give assurance that such changes will not occur or would not materially and adversely affect the Company’s results of operations and financial condition.

General and administrative expenses for the quarter ended June 30, 2005 increased by $2.8 million, or 10.7% over the same quarter of fiscal 2005. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.2% when comparing the two periods; and, as a percentage of total revenue, increased from 55.6% during the prior year quarter to 56.5% during the most recent quarter. This increase resulted from a higher growth rate in expenses than in revenue. While the growth in expenses is in line with the growth in the number of offices, the growth in revenue is less than the Company’s historical rate, due to the reduced growth rate in the balances in loans outstanding. The Company expects these ratios to become more in line with historical measures as the fiscal year progresses.

Interest expense increased by $317,000 when comparing the two corresponding quarterly periods as a result of the recent rise in interest rates.

The Company’s effective income tax rate increased to 37.4% for the quarter ended June 30, 2005 from 36.5% for the prior year quarter due to an increase in state income taxes.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company’s primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock. As the Company’s gross loans receivable increased from $226.3 million at March 31, 2002 to $351.5 million at March 31, 2005, net cash provided by operating activities for fiscal years 2003, 2004 and 2005 was $55.1 million, $70.4 million and $88.1 million, respectively.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000, and 144,000 shares were repurchased in fiscal 2000, 275,000 shares in fiscal 2001, 252,000 shares in fiscal 2002, 1,623,549 shares in fiscal 2003 and 486,000 in fiscal 2005 for respective aggregate purchase prices of $724,000, $1,434,000, $2,179,000, $12,000,000 and $8,751,000. During the first quarter of fiscal 2006, the Company repurchased 266,000 shares for an aggregate purchase price of $6,885,384. See the table entitled “Issuer Purchases of Equity Securities” in Part II, Item 2 below for further information regarding the Company’s recent repurchase activity and remaining repurchase authorization. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired one office and a number of loan portfolios from competitors in three states in six separate transactions during the first quarter of fiscal 2006. Gross loans receivable purchased in these transactions were approximately $944,000 in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2007. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 1.90% per annum. At June 30, 2005, the interest rate on borrowings under the revolving credit facility was 5.28%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2005, $99.45 million was outstanding under this facility, and there was $67.55 million of unused borrowing availability under the borrowing base limitations.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of June 30, 2005, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that). Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Adopted Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “ Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of determination of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements

Accounting for Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of SFAS 123-R. This standard will be effective as of the beginning of the Company’s 2006 fiscal year and will apply to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company is currently evaluating the expected impact that the adoption of SFAS 123-R will have on its financial condition or results of operations. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 5 to our Condensed Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions may identify

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and the Company’s other filings with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, and senior notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $0.8 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $100.3 million at June 30, 2005. Interest on borrowings under the revolving credit facility is based at the Company’s option, on the prime rate or LIBOR plus 1.90% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at June 30, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Item 2.	Unregistered Sales of Equity, Securities and Use of Proceeds

The Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion of Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2005	46,000	$25.51	46,000	$5,069,565.00	*
May 1 through May 31, 2005	220,000	$25.96	220,000	$19,014,005.00	*
June 1 through June 30, 2005	—	—	—	$19,014,005.00	*

Total for the Quarter	266,000	$25.88	266,000

*	For repurchases prior to May 12, 2005, the reported purchases were pursuant to a repurchase authorization of up to $10,000,000 in Company Common Stock announced May 28, 2004. This repurchase authorization had no stated expiration date, but the remaining portion of the authorization was cancelled at a regularly scheduled Board Meeting on May 12, 2005. At this meeting, the Board of Directors authorized an additional $20 million of repurchases under the Company’s stock repurchase program. This authorization, which was disclosed in a press release dated May 13, 2005, is not subject to specific targets or any expiration date, but may be discontinued at any time.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and restated Credit Agreement	*	Filed Herewith

4.5	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-97 10-Q

4.6	Third Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust dated as of August 27, 2004 (Subsidiary Security Agreement)	4.9	9-30-04 10-Q

4.7	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	*	Filed Herewith

4.8	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of August 27, 2004 (Company Security Agreement)	4.10	9-30-04 10-Q

4.9	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	*	Filed Herewith

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

10.23	Employment Agreement of A. Alexander McLean, III, Effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.11+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.13+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.14+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.15+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. ALEXANDER MCLEAN, III
A. Alexander McLean, III, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	August 9, 2005

By:	/s/ DOUGLAS R. JONES
Douglas R. Jones, President and Chief Executive Officer (principal executive officer)
Date:	August 9, 2005