Form 10-Q
period 2005-09-30
WORLD ACCEPTANCE CORP
filed 2005-11-09
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, November 11, 2005.

Common Stock, no par value	18,302,500
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Cash	$4,242,724	3,046,677
Gross loans receivable	395,577,728	351,496,149
Less:
Unearned interest and fees	(99,168,718)	(84,472,686)
Allowance for loan losses	(22,223,421)	(20,672,740)

Loans receivable, net	274,185,589	246,350,723
Property and equipment, net	10,738,489	9,806,237
Deferred tax benefit	10,690,000	10,690,000
Other assets, net	5,986,420	6,254,360
Intangible assets, net	17,116,809	17,358,505

Total assets	$322,960,031	293,506,502

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes payable	121,600,000	82,900,000
Other notes payable	800,000	1,000,000
Income taxes payable	5,479,240	1,624,069
Accounts payable and accrued expenses	9,588,661	18,271,240

Total liabilities	137,467,901	103,795,309

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,270,954 and 18,948,907 shares at September 30, 2005 and March 31, 2005, respectively
Additional paid-in capital	—	11,964,056
Retained earnings	185,497,415	177,747,137
Accumulated other comprehensive loss, net of tax	(5,285)	—

Total shareholders’ equity	185,492,130	189,711,193

	$322,960,031	293,506,502

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenues:
Interest and fee income	$48,743,672	43,478,424	93,342,567	84,078,823
Insurance and other income	8,000,559	6,275,537	15,169,323	13,153,446

Total revenues	56,744,231	49,753,961	108,511,890	97,232,269

Expenses:
Provision for loan losses	13,131,219	11,281,929	22,671,322	19,909,337

General and administrative expenses:
Personnel	19,633,345	17,477,784	39,215,193	35,184,031
Occupancy and equipment	3,579,978	3,112,277	6,764,435	6,026,700
Data processing	511,997	399,201	1,012,613	867,182
Advertising	1,640,855	1,369,504	3,298,377	2,949,790
Amortization of intangible assets	729,947	633,202	1,415,912	1,264,515
Other	4,034,313	3,539,102	7,664,380	6,657,892

	30,130,435	26,531,070	59,370,910	52,950,110

Interest expense	1,621,539	1,067,112	2,928,131	2,056,321

Total expenses	44,883,193	38,880,111	84,970,363	74,915,768

Income before income taxes	11,861,038	10,873,850	23,541,527	22,316,501
Income taxes	4,432,000	3,968,000	8,800,000	8,145,000

Net income	$7,429,038	6,905,850	14,741,527	14,171,501

Net income per common share:
Basic	$.40	.37	.79	.76

Diluted	$.39	.36	.76	.73

Weighted average common shares outstanding:
Basic	18,527,955	18,593,156	18,670,019	18,631,457

Diluted	19,147,348	19,429,018	19,312,224	19,459,166

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2005	$11,964,056	177,747,137	—	189,711,193
Proceeds from exercise of stock options (122,447 shares), including tax benefit of $789,482	1,836,169	—	—	1,836,169
Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	—	(20,791,474)
Other comprehensive loss, net of tax	—	—	(5,285)	(5,285)
Net income	—	14,741,527	—	14,741,527

Balances at September 30, 2005	$—	185,497,415	(5,285)	185,492,130

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$14,741,527	14,171,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,671,322	19,909,337
Amortization of intangible assets	1,415,912	1,264,515
Amortization of loan costs and discounts	25,000	31,079
Depreciation	1,095,334	962,194
Change in accounts:
Other assets, net	237,655	(1,215,690)
Income taxes payable	4,644,653	2,089,178
Accounts payable and accrued expenses	(8,682,579)	3,631,723

Net cash provided by operating activities	36,148,824	40,843,837

Cash flows from investing activities:
Increase in loans, net	(48,220,410)	(30,303,223)
Net assets acquired from office acquisitions, primarily loans	(2,325,778)	(15,356,107)
Purchase of premises and equipment	(1,987,586)	(1,149,991)
Purchases of intangible assets	(1,174,216)	(3,234,782)

Net cash used in investing activities	(53,707,990)	(50,044,103)

Cash flows from financing activities:
Proceeds of senior notes payable, net	38,700,000	17,950,000
Repayment of senior subordinated notes	—	(2,000,000)
Repayment of other notes payable	(200,000)	(682,000)
Proceeds from exercise of stock options	1,046,687	2,247,043
Common stock repurchases	(20,791,474)	(7,310,479)

Net cash provided by financing activities	18,755,213	10,204,564

Increase in cash	1,196,047	1,004,298
Cash, beginning of period	3,046,677	4,314,107

Cash, end of period	$4,242,724	5,318,405

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2,810,797	2,031,385
Cash paid for income taxes	4,155,347	10,234,178
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	789,482	1,404,693

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2005, and for the three and six month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2005, and the results of operations and cash flows for the three and six months periods then ended, have been included. The results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2005 to conform with fiscal 2006 presentation. These reclassifications had no impact on shareholders’ equity or net income.

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These consolidated financial statements do not include all disclosures required by U. S. generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended March 31, 2005, included in the Company’s 2005 Annual Report to Shareholders.

The financial statements of the Company’s foreign subsidiary in Mexico are prepared using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated into US dollars at the current exchange rate and income and expense items are translated at an average exchange rate for the period. The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss)”.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes other comprehensive loss, net of tax:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Unrealized loss from foreign exchange translation adjustment	$(5,285)	—	(5,285)	—

Balance at end of period	$(5,285)	—	(5,285)	—

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$20,531,043	18,644,931	20,672,740	17,260,750
Provision for loan losses	13,131,219	11,281,929	22,671,322	19,909,337
Loan losses	(12,550,416)	(10,832,334)	(23,106,962)	(19,518,114)
Recoveries	1,025,488	849,806	2,089,671	1,852,345
Allowance on acquired loans, net of specific charge-offs	86,087	477,267	(103,350)	917,281

Balance at end of period	$22,223,421	20,421,599	22,223,421	20,421,599

For the three months ended September 30, 2005 and 2004, the Company recorded gross adjustments of approximately $86,000 and $482,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with U.S. generally accepted accounting principles. These adjustments were $123,000 and $922,000 for the six months ended September 30, 2005 and 2004, respectively.

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

NOTE 4 - AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Basic:
Weighted average common shares outstanding (denominator)	18,527,955	18,593,156	18,670,019	18,631,457

Diluted:
Weighted average common shares outstanding	18,527,955	18,593,156	18,670,019	18,631,457
Dilutive potential common shares	619,393	835,862	642,205	827,709

Weighted average diluted shares outstanding (denominator)	19,147,348	19,429,018	19,312,224	19,459,166

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

For the six months ended	Number of Shares	Exercise Price
September 30, 2005	—	—
September 30, 2004	50,000	$22.25

NOTE 5 - STOCK-BASED COMPENSATION

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

	Three months ended September 30,		Six months ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income
Net income, as reported	$7,429	6,906	14,742	14,172
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	241	202	619	539

Pro forma net income	$7,188	6,704	14,123	13,633

Basic earnings per share
As reported	$0.40	0.37	0.79	0.76

Pro forma	$0.39	0.36	0.76	0.73

Diluted earnings per share
As reported	$0.39	0.36	0.76	0.73

Pro forma	$0.38	0.35	0.73	0.70

NOTE 6 - ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2005 and 2004:

	2005	2004
Number of offices purchased	14	46
Merged into existing offices	13	18
Purchase Price	$3,499,994	$18,590,889
Tangible assets:
Net loans	2,285,778	15,183,425
Furniture, fixtures & equipment	40,000	172,682

Excess of purchase prices over carrying value of net intangible assets	$2,325,778	$15,356,107

Customer lists	1,063,316	1,611,513
Non-compete agreements	60,000	195,000
Goodwill	50,900	1,428,269

Total intangible assets	$1,174,216	$3,234,782

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

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of determination of credit quality since origination, for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

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

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Average gross loans receivable (1)	$381,910	340,829	370,965	331,614
Average net loans receivable (2)	287,133	258,705	279,824	252,119
Expenses as a % of total revenue:
Provision for loan losses	23.1%	22.7%	20.9%	20.5%
General and administrative	53.1%	53.3%	54.7%	54.5%
Total interest expense	2.9%	2.1%	2.7%	2.1%
Operating margin (3)	23.8%	24.0%	24.4%	25.1%
Return on average assets (annualized)	9.5%	9.7%	9.6%	10.2%
Offices opened or acquired, net	28	31	32	49
Total offices (at period end)	611	575	611	575

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2005, Versus

Three Months Ended September 30, 2004

For the quarter ended September 30, 2005, net income amounted to $7.4 million. This represents a $.5 million, or 7.6%, increase when comparing the two three-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $1.5 million, or 12.9%, over the two periods. This increase was partially offset by an increase in interest expense and by an increase in income taxes.

Interest and fee income for the quarter ended September 30, 2005, increased by $5.3 million, or 12.1%, over the same period of the prior year. This increase resulted from a $28.4 million increase, or 11.0%, in average net loans receivable over the two corresponding periods. The percentage increase in interest and fee income was slightly more than the increase in average net loans receivable due to a small change in mix in the loan portfolio. During the twelve months ending on September 30, 2005, small loans (those less than $1,000 in original balance) grew by 15.5% and the larger loans grew by 7.9%. Smaller loans generally carry higher interest rates and fees (and will have higher losses) than the larger loans. At September 30, 2005, the portfolios mix was as follows: Small – 70.9%; Large – 27.2%; and Sales Finance – 1.9%. This compares to a mix at September 30, 2004 of: Small – 69.5%; Large – 28.5%; and Sales Finance – 2.0%. The shift in the loan mix was due primarily to the growth in overall loans in the state of Texas, resulted from the enactment of a new law in Texas effective September 1, 2005, that increased the maximum dollar amount of a loan that the Company may make in that state under the Company’s loan license.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended September 30, 2005, Versus

Three Months Ended September 30, 2004, continued

Insurance commissions and other income increased by $1.7 million, or 27.5%, when comparing the two quarterly periods. Insurance commissions increased by $906,000, or 23.1%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $819,000, or 34.7%. Other sources of revenues, including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club, were higher during the most recent quarter due to the overall increase in the customer base. Additionally, the increase in other income resulted from $393,000 in proceeds from a company owned life insurance policy on a former officer, who passed away during the prior quarter.

Total revenues rose to $56.7 million during the quarter ended September 30, 2005, a 14.0% increase over the $49.8 million for the corresponding quarter of the previous year. Revenues from the 516 offices open throughout both quarters increased by approximately 7.2%, primarily due to increased balances of loans receivable in those offices. At September 30, 2005, the Company had 611 offices in operation, an increase of 36 offices from September 30, 2004 and an increase of 32 offices since the beginning of the fiscal year.

The provisions for loan losses during the quarter ended September 30, 2005, increased by $1.8 million, or 16.4% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $11.5 million, a 15.5% increase over the $10.0 million charged off during the same quarter of fiscal 2005. As a percentage of average net loans receivable, net charge-offs increased from 15.4% on an annualized basis for three months ended September 30, 2004, to 16.1% annualized for the current quarter. Management does not currently believe that loan losses will rise significantly above the most recent quarterly levels; however, the Company can give no assurance that loan losses will not continue to increase, and such further increases would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended September 30, 2005, increased by $3.6 million, or 13.6% over the same quarter of fiscal 2005. This increase was due primarily to the addition of 36 net new offices between September 30, 2004 and the end of the current quarter. Overall, general and administrative expenses as a percent of total revenues decreased from 53.3% during the quarter ended September 30, 2004, to 53.1% during the most recent quarter.

Interest expense increased by $554,000, or 52.0%, when comparing the two quarterly periods, as a result of the continuing rise in interest rates.

The Company’s effective income tax rate increased from 36.5% during the prior fiscal year to 37.4% during the current fiscal year due to an anticipated increase in state income taxes.

Comparison of Six Months Ended September 30, 2005,

Versus Six Months Ended September 30, 2004

For the six-month period ended September 30, 2005, net income amounted to $14.7 million. This represents a $570,000, or 4.0%, increase when comparing the two six-month periods. Operating income increased by $2.1 million, or 8.6%, over the two periods. This increase was partially offset by an increase in interest expense and by an increase in income taxes.

Total revenues amounted to $108.5 million during the current six-month period, an increase of $11.3 million, or 11.6%, over the prior-year period. This increase resulted from increases in interest and fee income of 11.0%, insurance commissions of 16.6% and other income of 13.3%. The increase in interest and fee income resulted from the increase in average net loans receivable of 11.0% when comparing the two six-month periods. Revenues from the 516 offices open throughout both six-month periods increased approximately 5.1%.

The provision for loan losses increased by $2.8 million, or 13.9%, during the current six-month period when compared to the same period of fiscal 2005. This increase resulted primarily from an increase in loan losses over these two periods. Net charge-offs increased to $21.0 million during the six-months ended September 30, 2005, a $3.4 million, or 19.0%, increase over the $17.7 million charged-off during the September 30, 2004 period. As a percentage of average net loans receivable, annualized net charge-offs increased from 14.0% during the prior period to 15.0% during the most recent six month period.

General and administrative expenses increased by $6.4 million, or 12.1%, over the prior six-month period. This increase resulted from the 36 net new offices added during the 12 month period ending September 30, 2005. As a percent of total revenues, general and administrative expenses increased slightly from 54.5% during the six month of fiscal 2004 to 54.7% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 4.2% when comparing the two-six month periods.

Interest expense increased by $872,000 when comparing the two six-month periods, an increase of 42.4%. This resulted from the rise in interest rates during the current year. The overall cost of funds rose from 3.8% for the six months of the prior fiscal year to 5.7% for the most recent six-month period.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses which takes into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. There have been no material changes to the Company’s critical accounting policies during the quarter ended September 30, 2005.

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

During the first six months of fiscal 2006, the Company repurchased 800,400 shares for an aggregate purchase price of $20,791,474. See the table entitled “Issuer Purchases of Equity Securities” in Part II, Item 2 below for further information regarding the Company’s recent repurchase activity and remaining repurchase authorization. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired one office and a number of loan portfolios from competitors in five states in seven separate transactions during the first six months of fiscal 2006. Gross loans receivable purchased in these transactions were approximately $3.0 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2007. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 1.90% per annum. At September 30, 2005, the interest rate on borrowings under the revolving credit facility was 5.71%. The Company pays a commitment fee equal to 0.375% of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2005, $121.6 million was outstanding under this facility, and there was $45.4 million of unused borrowing availability under the borrowing base limitations.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of September 30, 2005, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate to fund, for the next 12 months and for the foreseeable future beyond that, the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company’s other offices and the scheduled repayment of the other notes payable. Management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company’s operations, the consumer lending laws in three of the eleven states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Recently Adopted Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of determination of credit quality since origination, for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements

Accounting for Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of SFAS 123-R. This standard will be effective as of the beginning of the Company’s 2007 fiscal year and will apply to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company is currently evaluating the expected impact that the adoption of SFAS 123-R will have on its financial condition or results of operations. Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options granted under the fair value method of SFAS 123 is presented in Note 5 to our Condensed Consolidated Financial Statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards NO. 154 (“SFAS 154”), Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions identify

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted, proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and, from time to time, in the Company’s other reports on Forms 10-K, 10-Q and 8-K filed with, or furnished to, the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, and senior notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $0.8 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $121.6 million at September 30, 2005. Interest on borrowings under the revolving credit facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.90% and on the other note payable, LIBOR plus 2.00%. Based on the outstanding balance at September 30, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 through July 30, 2005	112,500	$26.52	112,500	$16,030,805	*
August 1 through August 31, 2005	352,500	$25.88	352,500	$6,908,784	*
September 1 through September 30, 2005	69,400	$25.95	69,400	$5,107,915	*

Total for the Quarter	534,400	$26.02	534,400

*	At the regularly scheduled Board Meeting on May 12, 2005, the Board of Directors authorized $20 million of repurchases under the Company’s stock repurchase program. This authorization, which was disclosed in a press release dated May 13, 2005, is not subject to specific targets or any expiration date, but may be discontinued at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2005 Annual Meeting of Shareholders was held on August 3, 2005.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2005 Annual Meeting of Shareholders, the following three matters were voted upon and passed. The tabulation of votes was:

(1)	The election of seven Directors to serve until the 2006 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD
Ken R. Bramlett, Jr.	15,937,684	1,966,997

James R. Gilreath	10,292,071	7,612,610

William S. Hummers III	15,937,684	1,966,997

Douglas R. Jones	15,518,469	2,386,212

A. Alexander McLean III	15,179,023	2,725,658

Charles D. Walters	15,053,493	2,851,188

Charles D. Way	15,937,684	1,966,997

(2)	The approval of the 2005 Stock Option Plan:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS
14,677,744	1,767,102	8,464

(3)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*
17,841,013	60,984	2,684

*	There were no broker non-votes on this routine item.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	*

4.6	Company Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	*

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

10.23	Employment Agreement of A. Alexander McLean, III, Effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

10.11+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.13+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.14+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.15+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

*	Filed or furnished herewith.

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
Date: November 9, 2005

By:	/s/ DOUGLAS R. JONES
Douglas R. Jones, President and Chief Executive Officer (principal executive officer)
Date: November 9, 2005