Form 10-Q
period 2005-12-31
WORLD ACCEPTANCE CORP
filed 2006-02-09
CIK 108385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date, February 9, 2006.

Common Stock, no par value	18,334,504
(Class)	(Outstanding)

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS

Cash	$5,168,319	3,046,677
Gross loans receivable	464,390,567	351,496,149
Less:
Unearned interest and fees	(117,921,545)	(84,472,686)
Allowance for loan losses	(25,470,759)	(20,672,740)

Loans receivable, net	320,998,263	246,350,723
Property and equipment, net	10,891,998	9,806,237
Deferred tax benefit	3,415,000	10,690,000
Other assets, net	5,810,263	6,254,360
Intangible assets, net	17,383,195	17,358,505

Total assets	$363,667,038	293,506,502

LIABILITIES & SHAREHOLDERS’ EQUITY

Liabilities:
Senior notes payable	159,400,000	82,900,000
Other notes payable	800,000	1,000,000
Accounts payable and accrued expenses	11,384,789	19,895,309

Total liabilities	171,584,789	103,795,309

Shareholders’ equity:
Common stock, no par value	—	—
Authorized 95,000,000 shares; issued and outstanding 18,321,004 and 18,948,907 shares at December 31, 2005 and March 31, 2005, respectively
Additional paid-in capital	911,316	11,964,056
Retained earnings	191,183,590	177,747,137
Accumulated other comprehensive loss, net of tax	(12,657)	—

Total shareholders’ equity	192,082,249	189,711,193

	$363,667,038	293,506,502

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenues:
Interest and fee income	$52,379,939	46,043,068	145,722,506	130,121,891
Insurance and other income	8,939,317	7,122,995	24,108,640	20,276,441

Total revenues	61,319,256	53,166,063	169,831,146	150,398,332

Expenses:
Provision for loan losses	16,726,019	13,730,844	39,397,341	33,640,181

General and administrative expenses:
Personnel	20,284,746	18,007,918	59,499,939	53,191,949
Occupancy and equipment	3,640,512	3,120,599	10,404,947	9,147,299
Data processing	511,794	542,405	1,524,407	1,409,587
Advertising	3,964,060	3,526,688	7,262,437	6,476,478
Amortization of intangible assets	708,639	650,618	2,124,551	1,915,133
Other	4,305,436	3,612,033	11,969,816	10,269,925

	33,415,187	29,460,261	92,786,097	82,410,371

Interest expense	2,141,875	1,314,312	5,070,006	3,370,633

Total expenses	52,283,081	44,505,417	137,253,444	119,421,185

Income before income taxes	9,036,175	8,660,646	32,577,702	30,977,147

Income taxes	3,350,000	3,160,000	12,150,000	11,305,000

Net income	$5,686,175	5,500,646	20,427,702	19,672,147

Net income per common share:
Basic	$.31	.29	1.10	1.05

Diluted	$.30	.28	1.07	1.01

Weighted average common shares outstanding:
Basic	18,299,647	18,817,044	18,546,562	18,693,319

Diluted	18,896,334	19,604,191	19,173,596	19,507,508

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2005	$11,964,056	177,747,137	—	189,711,193

Proceeds from exercise of stock options (172,497 shares), including tax benefit of $1,087,360	2,747,485	—	—	2,747,485
Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	—	(20,791,474)
Other comprehensive loss, net of tax	—	—	(12,657)	(12,657)
Net income	—	20,427,702	—	20,427,702

Balances at December 31, 2005	$911,316	191,183,590	(12,657)	192,082,249

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$20,427,702	19,672,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,397,341	33,640,181
Amortization of intangible assets	2,124,551	1,915,133
Amortization of loan costs and discounts	25,000	66,735
Depreciation	1,665,743	1,472,404
Other	(7,394)	—
Change in accounts:
Deferred tax benefit	7,275,000	—
Other assets, net	419,097	(2,054,201)
Accounts payable and accrued expenses	(7,428,425)	(2,017,027)

Net cash provided by operating activities	63,898,617	52,695,372

Cash flows from investing activities:
Increase in loans, net	(107,863,062)	(65,274,262)
Net assets acquired from office acquisitions, primarily loans	(6,240,243)	(15,730,712)
Purchase of premises and equipment	(2,693,080)	(1,942,461)
Purchases of intangible assets	(2,149,241)	(3,421,655)

Net cash used in investing activities	(118,945,626)	(86,369,090)

Cash flows from financing activities:
Proceeds of senior notes payable, net	76,500,000	40,500,000
Repayment of senior subordinated notes	(200,000)	(2,000,000)
Repayment of senior subordinated notes	—	(682,000)
Proceeds from exercise of stock options	1,660,125	4,044,072
Common stock repurchases	(20,791,474)	(7,310,479)

Net cash provided by financing activities	57,168,651	34,551,593

Increase in cash	2,121,642	877,875

Cash, beginning of period	3,046,677	4,314,107

Cash, end of period	$5,168,319	5,191,982

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$4,637,177	3,225,133
Cash paid for income taxes	5,411,845	13,231,234
Supplemental schedule of noncash financing activities:
Tax benefits from exercise of stock options	1,087,360	2,664,781

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2005, and for the three and nine month periods then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2005, and the results of operations and cash flows for the three and nine months periods then ended, have been included. The results for the period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes other comprehensive loss, net of tax:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income	$5,686,175	5,500,646	$20,427,702	19,672,147
Unrealized loss from hedged transaction	(5,263)	—	(5,263)	—
Unrealized loss from foreign exchange translation adjustment	(2,109)	—	(7,394)	—

Total comprehensive income	$5,678,803	5,500,646	$20,415,045	19,672,147

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$22,223,422	20,421,599	20,672,740	17,260,750
Provision for loan losses	16,726,019	13,730,844	39,397,341	33,640,181
Loan losses	(14,829,426)	(11,786,472)	(37,936,388)	(31,304,586)
Recoveries	1,068,420	866,990	3,158,091	2,719,335
Allowance on acquired loans, net of specific charge-offs	282,324	(49,454)	178,975	867,827

Balance at end of period	$25,470,759	23,183,507	25,470,759	23,183,507

For the three months ended December 31, 2005 and 2004, the Company recorded gross adjustments of approximately $282,000 and $15,000, respectively, to the allowance for loan losses in connection with its acquisitions in accordance with U.S. generally accepted accounting principles. These adjustments were $405,000 and $937,000 for the nine months ended December 31, 2005 and 2004, respectively.

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

The impact of SOP 03-3, as discussed in Note 8, was not material.

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Basic:
Weighted average common shares outstanding (denominator)	18,299,647	18,817,044	18,546,562	18,693,319

Diluted:
Weighted average common shares outstanding	18,299,647	18,817,044	18,546,562	18,693,319
Dilutive potential common shares	596,687	787,147	627,034	814,189

Weighted average diluted shares outstanding (denominator)	18,896,334	19,604,191	19,173,596	19,507,508

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

For the nine months ended	Number of Shares	Exercise Price
December 31, 2005	163,000	$28.29
December 31, 2004	—	$—

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

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Net income
Net income, as reported	$5,686	5,501	20,428	19,672
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	447	250	1,145	789

Pro forma net income	$5,239	5,251	19,283	18,883

Basic earnings per share
As reported	$0.31	0.29	1.10	1.05

Pro forma	$0.29	0.28	1.04	1.01

Diluted earnings per share
As reported	$0.30	0.28	1.07	1.01

Pro forma	$0.28	0.27	1.01	0.97

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2005 and 2004:

	2005	2004
Number of offices purchased	20	52
Merged into existing offices	17	23
Purchase Price	$8,389,484	$19,152,367
Tangible assets:
Net loans	6,181,819	15,557,030
Furniture, fixtures & equipment	58,424	173,682

Total tangible assets acquired	$6,240,243	$15,730,712

Customer lists	1,861,437	1,705,889
Non-compete agreements	84,000	205,000
Goodwill	203,804	1,510,766

Total intangible assets acquired	$2,149,241	$3,421,655

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

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

The Company uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. The derivative currently used for interest rate risk management is an interest rate swap.

The interest rate swap agreement is being accounted for as a cash flow hedge. The Company uses the interest rate swap to hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.

By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since the Company would owe the counterparty. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

In accordance with SFAS 133, the Company records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. Since the interest rate swap is being accounted for as a cash flow hedge, the hedge effective portion of the interest rate swap is recorded as an adjustment to accumulated other comprehensive income, and the hedge ineffective portion, if any, is recorded in earnings. There was no measured ineffectiveness recorded in earnings during the three months ended December 31, 2005.

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

NOTE 8 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of determination of credit quality since origination, for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard, and its application during fiscal 2006, did not have a material impact on the financial condition or results of operations of the Company.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company’s consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Average gross loans receivable (1)	$422,446	362,173	389,107	342,059
Average net loans receivable (2)	316,157	274,217	292,726	259,643

Expenses as a % of total revenue:
Provision for loan losses	27.3%	25.8%	23.2%	22.4%
General and administrative	54.5%	55.4%	54.6%	54.8%
Interest expense	3.5%	2.5%	3.0%	2.2%

Operating margin (3)	18.2%	18.8%	22.2%	22.8%

Return on average assets (annualized)	6.6%	7.3%	8.5%	9.2%

Offices opened or acquired, net	8	3	40	52
Total offices (at period end)	619	578	619	578

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2005, Versus

Three Months Ended December 31, 2004

For the quarter ended December 31, 2005, net income amounted to $5.7 million. This represents a $186 thousand, or 3.4%, increase when comparing the two three-month periods. Operating income (revenues less the provision for loan losses and general and administrative expenses) increased by $1.2 million, or 12.1%, over the two periods. This increase was partially offset by an increase in interest expense and by an increase in income taxes.

Interest and fee income for the quarter ended December 31, 2005, increased by $6.3 million, or 13.8%, over the same period of the prior year. This increase resulted from a $41.9 million increase, or 15.3%, in average net loans receivable over the two corresponding periods. The percentage increase in interest and fee income was less than the increase in average loans receivable because a very large percentage of the growth took place during December. With a 20% increase in loans when comparing the two end of quarter balances, we expect a greater revenue increase during the fourth fiscal quarter.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

Comparison of Three Months Ended December 31, 2005, Versus

Three Months Ended December 31, 2004, continued

Insurance commissions and other income increased by $1.8 million, or 25.5%, when comparing the two quarterly periods. Insurance commissions increased by $1.4 million, or 33.1%, due to the increased loan volume in those states where credit insurance may be sold. Other income increased by $420,000, or 14.5%. Other sources of revenues, including returned check charges, sale of motor club memberships, and the gross profit from the sale of electronics and appliances under our World Class Buying Club, were higher during the most recent quarter due to the overall increase in the customer base.

Total revenues rose to $61.3 million during the quarter ended December 31, 2005, a 15.3% increase over the $53.2 million for the corresponding quarter of the previous year. Revenues from the 516 offices open throughout both quarters increased by approximately 11.7%, primarily due to increased balances of loans receivable in those offices. At December 31, 2005, the Company had 619 offices in operation, an increase of 41 offices from December 31, 2004 and an increase of 40 offices since the beginning of the fiscal year.

The provision for loan losses during the quarter ended December 31, 2005, increased by $3.0 million, or 21.8% from the same quarter last year. This increase resulted from a combination of increases in both the general allowance for loan losses due to loan growth and the amount of loans charged off. Net charge-offs for the current quarter amounted to $13.8 million, a 26.0% increase over the $10.9 million charged off during the same quarter of fiscal 2005. As a percentage of average net loans receivable, net charge-offs increased from 15.9% on an annualized basis for three months ended December 31, 2004, to 17.4% annualized for the current quarter. While the level of charge-offs was greater than expected during the most recent quarter, the Company also experienced a dramatic decrease in delinquencies when comparing the two quarter periods. Loans that were 61 days or more delinquent on a contractual basis decreased from 4.7% at December 31, 2004, to 3.7% at December 31, 2005. This statistic can be a primary indicator of charge-offs for the next quarter and so it is expected that charge-offs may return to prior year levels or below during the fourth quarter. The Company can give no assurance, however, that loan losses will not continue to increase. Further increases in charge-offs would negatively affect the Company’s financial performance.

General and administrative expenses for the quarter ended December 31, 2005 increased by $4.0 million, or 13.4% over the same quarter of fiscal 2005. This increase was due primarily to the addition of 41 net new offices between December 31, 2004 and the end of the current quarter. Overall, general and administrative expenses as a percent of total revenues decreased from 55.4% during the quarter ended December 31, 2004, to 54.5% during the most recent quarter.

Interest expense increased by $828,000, or 63.0%, when comparing the two quarterly periods, due to a 13.2% increase in average debt outstanding during the two corresponding quarters combined with the continuing rise in interest rates.

The Company’s effective income tax rate increased from 36.5% during the prior fiscal year to 37.1% during the current fiscal year due to an increase in estimated state income taxes.

Comparison of Nine Months Ended December 31, 2005,

Versus Nine Months Ended December 31, 2004

For the nine-month period ended December 31, 2005, net income amounted to $20.4 million. This represents a $756,000, or 3.8%, increase when comparing the two nine-month periods. Operating income increased by $3.3 million, or 9.6%, over the two periods. This increase was offset by an increase in interest expense and in income taxes.

Total revenues amounted to $169.8 million during the current nine-month period, an increase of $19.4 million, or 12.9%, over the prior-year period. This increase resulted from increases in interest and fee income of 12.0%, insurance commissions of 22.2% and other income of 13.7%. The increase in interest and fee income resulted from the increase in average net loans receivable of 12.7% when comparing the two nine-month periods. Revenues from the 516 offices open throughout both nine-month periods increased approximately 7.4%.

The provision for loan losses increased by $5.8 million, or 17.1%, during the current nine-month period when compared to the same period of fiscal 2005. This increase resulted from the increase in the general allowance for losses due to the large loan growth during the current period combined with an increase in loan losses over these two periods. Net charge-offs increased to $34.8 million during the nine-months ended December 31, 2005, a $6.2 million, or 21.7%, increase over the $28.6 million charged-off during the December 31, 2004 period. As a percentage of average net loans receivable, annualized net charge-offs increased from 14.7% during the prior period to 15.8% during the most recent nine month period.

General and administrative expenses increased by $10.4 million, or 12.6%, over the prior nine-month period. This increase resulted from the 41 net new offices added during the 12 month period ending December 31, 2005. As a percent of total revenues, general and administrative expenses decreased slightly from 54.8% during the nine months of fiscal 2004 to 54.6% during the most recent period. Additionally, excluding the expenses associated with ParaData, overall general and administrative expenses, when divided by the average open offices, increased by 5.1% when comparing the two-nine month periods.

Interest expense increased by $1.7 million when comparing the two nine-month periods, an increase of 50.4%. This resulted from the rise in interest rates during the current year. The overall cost of funds rose from 4.0% for the nine months of the prior fiscal year to 6.0% for the most recent nine-month period.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses which take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. There have been no material changes to the Company’s critical accounting policies during the quarter ended December 31, 2005.

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

During the first nine months of fiscal 2006, the Company repurchased 800,400 shares for an aggregate purchase price of $20,791,474. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 25 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2005. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired three offices and a number of loan portfolios from competitors in seven states in twelve separate transactions during the first nine months of fiscal 2006. Gross loans receivable purchased in these transactions were approximately $8.3 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2007. Funds borrowed under the revolving credit facility bear interest, at the Company’s option, at either the agent bank’s prime rate per annum or the LIBOR rate plus 1.90% per annum. At December 31, 2005, the interest rate on borrowings under the revolving credit facility was 6.39%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2005, $159.4 million was outstanding under this facility, and there was $22.6 million of unused borrowing availability under the borrowing base limitations.

On October 3, 2005, the Company entered into an interest rate swap with three of its banks with a notional amount of $30.0 million that receives interest at LIBOR and pays interest at a fixed rate of 4.755% with settlement and interest rate reset dates monthly.

The Company’s credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of December 31, 2005, and does not believe that these agreements will materially limit its business and expansion strategy.

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

Quarterly Information and Seasonality

The Company’s loan volume and corresponding loans receivable follow seasonal trends. The Company’s highest loan demand occurs each year from October through December, its third fiscal quarter. Loan demand is generally the lowest and loan repayment is highest from January to March, its fourth fiscal quarter. Loan volume and average balances remain relatively level during the remainder of the year. This seasonal trend causes fluctuations in the Company’s cash needs and quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned. Consequently, operating results for the Company’s third fiscal quarter are significantly lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

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

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not feel that the adoption of this Interpretation will have a material impact on the financial condition or results of operations of the Company.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance, financial condition or expansion plans may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted, proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets

WORLD ACCEPTANCE CORPORATION

MANAGEMENTS’ DISCUSSION AND ANALYSIS, CONTINUED

and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report and, from time to time, in the Company’s other reports on Forms 10-K, 10-Q and 8-K filed with, or furnished to, the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist of the following: cash, loans receivable, and senior notes payable. Fair market approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The revolving credit facility and the other $0.8 million note payable have variable rates based on a margin over LIBOR and reprice with any changes in LIBOR. The Company’s outstanding debt under its floating rate notes was $160.2 million at December 31, 2005. Interest on borrowings under the revolving credit facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.90% except for the $30.0 million that is hedged by the interest rate swap. The other note payable bears interest of LIBOR plus 2.00%. Based on the outstanding balance at December 31, 2005, a change of 1% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. During the third quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company made no repurchase of its equity securities during the third quarter of fiscal 2006.

WORLD ACCEPTANCE CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Amended Bylaws of the Company	3.4	33-42879

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company’s Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Second Amended and Restated Bylaws	3.2	33-42879

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.6	Company Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

10.23	Employment Agreement of A. Alexander McLean, III, Effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders’ Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
10.11+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.13+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.14+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.15+	Executive Deferral Plan	10.12	2001 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.
*	Filed or furnished herewith.

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
Date: February 9, 2006

By:	/s/ Douglas R. Jones
Douglas R. Jones, President and
Chief Executive Officer
(principal executive officer)
Date: February 9, 2006