Form 10-K
period 2006-03-31
WORLD ACCEPTANCE CORP
filed 2006-06-14
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
Form 10-K
_________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006 OR

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

Common Stock, no par value

(Title of Class)
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐   Accelerated Filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2005, computed by reference to the closing sale price on such date, was $450,978,814. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of June 14, 2006, 18,496,408 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states and Mexico. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2006" are to the Company's fiscal year ended March 31, 2006.

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

PART I.

Item 1. Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 to $3,000 through 620 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Mexico as of March 31, 2006. The Company generally serves individuals with limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and refund anticipation loans through a third party bank to its customers and others.

Small-loan consumer finance companies operate in a highly structured regulatory environment. Consumer loan offices are individually licensed under state laws, which, in many states, establish allowable interest rates, fees and other charges on small loans made to consumers and maximum principal amounts and maturities of these loans. The Company believes that virtually all participants in the small-loan consumer finance industry charge the maximum rates permitted under applicable state laws in those states with interest rate limitations.

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

Expansion. During fiscal 2006, the Company opened 38 new offices. Twenty-five other offices were purchased and 22 offices were closed, merged into other existing offices, or sold due to their inability to grow to profitable levels. The Company plans to open or acquire at least 50 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas and in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

The Company's expansion is also dependent upon its ability to identify attractive locations for new offices and to hire suitable personnel to staff, manage and supervise new offices. In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel to staff, manage and supervise the new offices. The Company generally locates new offices in communities already served by at least one other small-loan consumer finance company.

The small-loan consumer finance industry is highly fragmented in the eleven states in which the Company currently operates. The Company believes that its competitors in these markets are principally independent operators with fewer than 20 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

South Carolina	68	64	63	63	62	62	65	65	65	68
Georgia	45	49	49	48	48	52	52	74	76	74
Texas	131	128	131	135	135	136	142	150	164	168
Oklahoma	40	41	40	43	43	46	45	47	51	58
Louisiana	18	21	20	21	20	20	20	20	20	24
Tennessee	24	28	30	35	38	40	45	51	55	61
Illinois	3	11	20	30	30	29	28	30	33	37
Missouri	1	9	16	18	22	22	22	26	36	38
New Mexico	6	9	10	13	12	12	16	19	20	22
Kentucky (1)	-	-	-	4	10	22	30	30	36	41
Alabama (2)	-	-	-	-	-	-	5	14	21	26
Colorado (3)	-	-	-	-	-	-	-	-	2	-
Mexico (4)	-	-	-	-	-	-	-	-	-	3
Total	336	360	379	410	420	441	470	526	579	620

(1)	The Company commenced operations in Kentucky in March 2000.
(2)	The Company commenced operations in Alabama in January 2003.
(3)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(4)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products. In each state in which it operates, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. All of the Company's loans are payable in monthly installments with terms of four to 36 months, and all loans are prepayable at any time without penalty. In fiscal 2006, the Company's average originated loan size and term were approximately $841 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2006, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 30% to 215% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

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

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Alabama and Kentucky as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown and towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company generally does not market automobile club memberships to non-borrowers.

In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Texas, Alabama and Missouri. The program is not offered in the other states where the Company operates as it is not permitted by the various state regulations. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and can finance the purchase with a retail installment sales loan provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program. In fiscal 2004, on a limited basis, the company began to maintain a few inventory items in each of its branch offices participating in the program. Having certain items on hand enhanced sales and will continue to be done on a limited basis in the future.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to $300 to $500, with 8 to 12 month terms for the smaller loans. The Company offers these loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2006, the larger class of loans accounted for approximately $112.7 million of gross loans receivable, an 8.5% increase over the balance outstanding at March 31, 2005. This portfolio now represents 27.1% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and access to refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 57,000 in fiscal 2006, and the net revenues to the Company from this service grew from approximately $800,000 to approximately $7.6 million over this same period. The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1997 through 2006:

	At March 31,
State	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

South Carolina	26%	23%	22%	21%	21%	19%	15%	14%	12%	11%
Georgia	13	14	16	15	12	12	12	13	13	13
Texas	39	35	31	28	25	24	23	21	20	24
Oklahoma	7	7	7	6	6	5	5	5	5	6
Louisiana	3	4	4	3	3	3	3	3	3	3
Tennessee	10	11	12	13	11	12	14	15	18	15
Illinois (1)	-	2	3	4	5	5	5	5	5	5
Missouri (2)	-	1	2	3	4	5	5	6	6	6
New Mexico (3)	2	3	3	3	3	3	3	3	3	3
Kentucky (4)	-	-	-	4	10	12	13	12	12	11
Alabama (5)	-	-	-	-	-	-	2	3	3	3
Colorado (6)	-	-	-	-	-	-	-	-	-	-
Mexico (7)	-	-	-	-	-	-	-	-	-	-

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

______________________________
(1) The Company commenced operations in Illinois in September 1996.
(2) The Company commenced operations in Missouri in August 1996.
(3) The Company commenced operations in New Mexico in December 1996.
(4) The Company commenced operations in Kentucky in March 2000.
(5) The Company commenced operations in Alabama in January 2003.
(6) The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(7) The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2006:

	Total Number	Average Gross Loan
	of Loans	Balance

South Carolina	60,147	$793
Georgia	54,103	969
Texas	168,950	588
Oklahoma	39,609	583
Louisiana	15,901	659
Tennessee	60,403	1,057
Illinois	25,033	943
Missouri	24,549	991
New Mexico	16,382	717
Kentucky	33,553	1,309
Alabama	17,155	843
Mexico	2,535	564
Total	518,320	$841

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

In fiscal 2006, approximately 85.5% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2006, 2005, and 2004, the percentages of the Company's loan originations that were refinancings of existing loans were 75.6%, 77.6% and 77.1%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. While allowed on a selective basis, refinancings of delinquent loans amounted to less than 3% of the Company’s loan volume in fiscal 2006.

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

Insurance-related Operations. In Georgia, Louisiana, South Carolina, Kentucky, and on a limited basis, Alabama, New Mexico, Oklahoma, and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2006, the captive insurance subsidiary reinsured approximately 3.4% of the credit insurance sold by the Company and contributed approximately $247,000 to the Company's total revenues.

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

Monitoring and Supervision. The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico. The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division consists of Texas, Oklahoma, and New Mexico. Several levels of management monitor and supervise the operations of each of the Company's offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of eight to ten offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least monthly, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once per year, each office undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

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

Staff and Training. Local offices are generally staffed with three employees. The branch manager supervises operations of the office and is responsible for approving all loan applications. Each office generally has one assistant manager who contacts delinquent customers, reviews loan applications and prepares operational reports. Each office also generally has one customer service representative who takes and processes loan applications and payments and assists in the preparation of operational reports and collection and marketing activities. Larger offices may employ additional assistant managers and customer service representatives.

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

Branch managers also receive incentive compensation based upon office profitability and delinquencies. In addition, branch managers are paid a cash bonus for training personnel who are promoted to branch manager positions. Assistant managers and customer service representatives are paid a base salary and incentive compensation based primarily upon their office's loan volume and delinquency ratio.

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses were approximately 3.5%, 3.5% and 4.0% of total revenues in fiscal 2006, 2005, and 2004, respectively.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the Kentucky Department of Financial Institutions, and the Alabama State Banking Department. These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

Employees. As of March 31, 2006, the Company had 2,214 U.S. employees, none of whom were represented by labor unions. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

Charles D. Walters (67)	Chairman and Director	Chairman since July 1991; CEO between July 1991 and August 2003; President between July 1986 and August 2003; Director since April 1989

A. Alexander McLean, III (55)	Chief Executive Officer; Director
Chief Executive Officer since March 2006
Executive Vice President from August 1996 until
March 2006; Senior Vice President from July 1992
until August 1996; CFO from July 1989 until
March 2006; and Director since July 1989

Kelly Malson Snape (36)	Vice President and Chief	Vice President and CFO since March 2006; Vice
	Financial Officer	President of Internal Audit from September 2005
To March 2006; Financial Compliance Manager,
Itron Inc., from July 2004 to August 2005;
Senior Manager, KPMG LLP from April 2002 until
July 2004; Manager, Andersen LLP from

Mark C. Roland (49)	President and Chief	President since March 2006; Chief Operating
	Operating Officer	Officer since April 2005; Executive Vice
President from April 2002 to March 2006; Senior Vice
President from January 1996 to April 2002;
Senior Vice President - Operations Support, Fleet
Finance, Atlanta, Georgia, from January 1993
to January 1996

Charles F. Gardner, Jr. (44)	Senior Vice President,	Since April 2000; Vice President, Operations -
	Western Division	Southeast Texas and New Mexico from December
1996 to April 2000; Supervisor of West Texas
from July 1987 to December 1996

Daniel Clinton Dyer (33)	Senior Vice President,	Since June 2005; Vice President, Operations -
	Central Division	Tennessee and Missouri from April 2002 to June
2005; Supervisor of Nashville District from September
2001 to March 2002; Manager in Nashville from January
1997 to August 2001

James Daniel Walters (38)	Senior Vice President,	Since April 2005; Vice President, Operations -
	Southern Division	South Carolina and Alabama from August 1998 to
March 2005. Mr. James Daniel Walters is the son of
The Company’s Chairman, Mr. Charles Walters.

Item 1A. Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently enacted, proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation. These and other risks are discussed below in more detail under “Risk Factors” and in the Company’s other filings made from time to time with the Securities and Exchange Commission. The Company does not undertake any obligation to update any forward-looking statements it may make.

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make. Investors are advised that it is impossible to identify or predict all risks not currently known to us or that we currently deem immaterial also could affect us in the future.

We face liquidity risk resulting from market conditions or other events.

Market conditions or other events could negatively affect the level or cost of our liquidity, affecting our ongoing ability to service debt, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility and other note payable, but such changes could also affect our ability to originate loans. If the interest we pay on our revolving credit facility increases, earnings could be adversely affected because the Company is generally charging the maximum fees allowed by the respective state’s regulatory agency. Additional information regarding interest rate risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk and Inflation”.

Our use of derivatives exposes us to credit and market risk.

We use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations. Derivatives used for interest rate risk management include interest rate swaps. Derivatives used for foreign currency fluctuations include options. By using derivative instruments, the Company is exposed to credit and market risk. Additional information regarding our exposure to credit and market risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk.”

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending activities. Loans to individuals, our single largest asset group, depend on the willingness and repayment ability of our borrowers. A material adverse change in the ability of a significant portion of our borrowers to meet their obligations to us, due to changes in economic conditions, interest rates, natural disasters, acts of war, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition.

Controls and procedures may fail or be circumvented.

Controls and procedures are particularly important for small-loan consumer finance companies. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The locations where we have offices may cease to be attractive as demographic patterns change.

The success of our offices is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where our offices are located could change in the future, potentially resulting in reduced sales in those locations.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly divisional senior vice-presidents and regional vice-presidents of operations. Competition for these employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could materially harm our business.

Regular turnover among our managers and employees at our offices makes it more difficult for us to operate our offices and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2006, among our office employees was approximately 35%. This turnover increases our cost of operations and makes it more difficult to operate our offices. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

The concentration of our revenues in certain states could adversely affect us.

 Our offices operated in 11 states and Mexico during the year ended March 31, 2006, and our 4 largest states (measured by total revenues) accounted for approximately 61% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for loans, a decline in our revenues or an increase in our provision for loan losses, any of which could result in a deterioration of our results of operations or financial condition.

Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years. Our growth strategy, which is based on rapidly opening and acquiring a large number of offices in existing and new markets, is subject to significant risks. We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new offices or acquisitions. Moreover, the start-up costs and the losses from initial operations attributable to each newly opened office place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

In addition, our ability to execute our growth strategy will depend on a number of other factors, some of which are beyond our control, including:

•	the prevailing laws and regulatory environment of each state in which we operate or seek to operate, which are subject to change at any time;
•	our ability to obtain and maintain any regulatory approvals, government permits or licenses that may be required;
•	the degree of competition in new markets and its effect on our ability to attract new customers;
•	our ability to compete for expansion opportunities in suitable locations;
•	our ability to recruit, train and retain qualified personnel;
•	our ability to adapt our infrastructure and systems to accommodate our growth; and
•	our ability to obtain adequate financing for our expansion plans.

We cannot assure you that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional expansion may further strain our management, financial and other resources. Our future results of operations will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. In addition, we cannot assure you that we will be able to implement our business strategy profitably in geographic areas we do not currently serve.

Interruption of, or a breach in security relating to, our information systems could adversely affect us.

We rely heavily on communications and information systems to conduct our business. Each office is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations and financial condition.

 Our headquarters building is located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our zone and regional management and to our offices from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory actions or changes adverse results in litigation or regulatory proceedings or, failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties. In addition, any adverse change in existing laws or regulations, or adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees, we can change in connection with our loans. If these or other factors lead us to close our offices in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our offices and our employees in that state, with little or no revenues.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through September 2007 that allows us to borrow up to $167.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit agreement on a current basis, we have limited cash balances and we expect that a significant portion of our liquidity needs will be funded primarily from borrowings under our revolving credit agreement. As of March 31, 2006, we had approximately $67.2 million available for future borrowings under this agreement. Due to the seasonal nature of our business, our borrowings are historically the highest during the third quarter and the lowest during the fourth quarter. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

Our revolving credit agreement contains restrictions and limitations that could significantly affect our ability to operate our business.

Our revolving credit agreement contains a number of significant covenants that could adversely affect our business. These covenants may impose limitations on the Company with respect to:

•	Declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options;
•	Redeeming or purchasing or prepaying principal or interest on subordinated debt
•	Incurring additional indebtedness; and
•	Entering into a merger, consolidation or sale of substantial assets or subsidiaries.

The breach of any covenants or obligation in our revolving credit agreement will result in a default. If there is an event of default under our revolving credit agreement, the lenders under the revolving credit agreement could cause all amounts outstanding thereunder to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit agreement, the lenders under that agreement could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit agreement are guaranteed by each of our existing and future subsidiaries. The borrowings under the revolving credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit agreement are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit agreement and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

If our estimates of loan losses are not adequate to absorb losses, our provision for loan losses would increase. This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

We maintain an allowance for loan losses for loans we make directly to consumers. To estimate the appropriate allowance for loan losses, we consider the amount of outstanding loan balances owed to us, historical delinquency and charge-off trends, and other factors discussed in our consolidated financial statements.

As of March 31, 2006, our allowance for loan losses was $22.7 million. These amounts, however, are estimates. If our actual loan losses are greater than our allowance for loan losses, our provision for loan losses would increase. This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal because demand for small consumer loans is highest in the third quarter of each year, corresponding to the back-to-school and holiday seasons, and lowest in the fourth quarter of each year, corresponding to our customers' receipt of income tax refunds. Our provision for loan losses is historically lowest as a percentage of revenues in the fourth quarter of each year, corresponding to our customers' receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

In addition, our quarterly results have fluctuated in the past and are likely to continue to fluctuate in the future because of the seasonal nature of our business. Therefore, our quarterly revenues and results of operations are difficult to forecast, which, in turn could cause our future quarterly results to not meet the expectations of securities analysts or investors. Our failure to meet such expectations could cause a material drop in the market price of our common stock.

Item 1B. Unresolved Staff Comments

The Company has not received written comments from the SEC staff regarding its periodic or current reports not less than 180 days before the end of its 2006 fiscal year.

Item 2. Properties

The Company owns its headquarters facility of approximately 14,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2006, the Company had 620 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2006, total lease expense was approximately $7.7 million, or an average of approximately $12,225 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

Item 3. Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business in which damages in various amounts are claimed. However, the Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2006.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on the NASDAQ National Market System ("NASDAQ") under the symbol WRLD. As of- June 12, 2006, there were 84 holders of record of Common

Stock and approximately 2,000 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and on occasion, repurchase its common stock on the open market. In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors. In addition, the Company's credit agreements with its lenders impose restrictions on the amount of cash dividends that may be paid on its capital stock.

The Company did not repurchase any of its common stock during the quarter ended March 31, 2006.

At its regularly scheduled Board meeting on May 12, 2005, the Board of Directors authorized $20 million for use under the Company’s stock repurchase program. This authorization was disclosed in a Press Release dated May 13, 2005.

The table below reflects the stock prices published by Nasdaq by quarter for the last two fiscal years. The last reported sale price on June 12, 2006, was $34.48.

Market Price of Common Stock

Fiscal 2006
Quarter	High	Low

First	$ 30.30	$ 22.85
Second	32.42	24.36
Third	29.63	23.95
Fourth	30.31	24.31

Fiscal 2005
Quarter	High	Low

First	$ 20.20	$ 15.23
Second	25.15	17.20
Third	27.79	21.62
Fourth	30.69	25.11

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Interest and fee income	$204,450	$177,582	$151,499	$133,256	$117,193
Insurance commissions and other income	38,822	33,176	27,653	22,415	19,362
Total revenues	243,272	210,758	179,152	155,671	136,555
Provision for loan losses	46,026	40,037	33,481	29,570	25,688
General and administrative expenses	128,514	112,223	96,313	85,757	75,418
Interest expense	7,137	4,640	3,943	4,493	5,415
Total expenses	181,677	156,900	133,737	119,820	106,521
Income before income taxes	61,595	53,858	45,415	35,851	30,034
Income taxes	23,080	19,868	16,650	12,987	10,695
Net income	$38,515	$33,990	$28,765	$22,864	$19,339
Net income per common share (diluted)	$2.02	$1.74	$1.49	$1.25	$1.00
Diluted weighted average shares	19,098	19,558	19,347	18,305	19,340
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$312,746	$267,024	$236,528	$203,175	$172,637
Allowance for loan losses	(22,717)	(20,673)	(17,261)	(15,098)	(12,926)
Loans receivable, net	290,029	246,351	219,267	188,077	159,711
Total assets	332,784	293,507	261,969	228,317	195,247
Total debt	100,600	83,900	95,032	102,532	83,382
Shareholders' equity	210,430	189,711	156,580	116,041	102,433
Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	15.4%	15.3%	15.1%	15.2%	14.8%
Net charge-offs	14.8%	14.6%	14.7%	14.6%	14.8%
Number of offices open at year-end	620	579	526	470	441

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2001, gross loans receivable have increased at a 14.6% annual compounded rate from $210.9 million to $416.3 million at March 31, 2006. The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period. During this same five-year period, the Company has grown from 420 offices to 620 offices as of March 31, 2006. The Company plans to open or acquire at least 50 new offices in each of the next two years.

The Company continues to identify new products and services for marketing to its customer base. In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base in many states where it operates. This program is called the “World Class Buying Club.” Total loan volume under this program was $8.6 million during fiscal 2006, a 3.7% increase from the prior fiscal year. While this represents less than 1% of the Company’s total loan volume, it remains a very profitable program, which the Company plans to continue to emphasize in fiscal 2007 and beyond.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 114 separate finance companies, including the Company, and currently supports approximately 1,234 individual branch offices in 45 states and Mexico. ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year. During fiscal 2006, its net revenues from system sales and support amounted to $2.3 million, approximately the same as in fiscal 2005. ParaData’s pretax income contribution to the Company also can fluctuate greatly. It was $308,000, $332,000, and $288,000, in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. ParaData’s net revenue and resulting net contribution to the Company will continue to fluctuate on a year to year basis, but management believes this business should remain profitable over the long term. Additionally, and more importantly, ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at little or no net cost to the Company.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $2,500 to $3,000, with terms of 18 to 24 months, compared to smaller loans, which average $300 to $500, with terms of 8 to 12 months. The Company offers the larger loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased over the years numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2006, the larger loan category accounted for approximately $112.7 million of gross loans receivable, an 8.5% increase over the balance outstanding at March 31, 2005. At the end of the current fiscal year, this portfolio was 27.1% of the total loan balances, a decrease from the previous year mix of 29.5%. Management believes that these loans provide lower expense and loss ratios, and thus provide positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

In fiscal 1999, the Company tested an income tax return preparation and refund anticipation loan program in 40 of its offices. Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices. The Company prepared approximately 55,000 and 57,000 returns in each of the fiscal years 2005 and 2006, respectively. Net revenue generated by the Company from this program during fiscal 2006 amounted to approximately $7.6 million. The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2006	2005	2004
	(Dollars in thousands)

Average gross loans receivable (1)	$396,582	344,133	292,110
Average net loans receivable (2)	298,267	261,187	221,240

Expenses as a percentage of total revenue:
Provision for loan losses	18.9%	19.0%	18.7%
General and administrative	52.8%	53.2%	53.8%
Total interest expense	2.9%	2.2%	2.2%

Operating margin (3)	28.3%	27.8%	27.6%
Return on average assets	11.9%	11.8%	11.7%

Offices opened and acquired, net	41	53	56
Total offices (at period end)	620	579	526

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2006 Versus Fiscal 2005

Net income was $38.5 million during fiscal 2006, a 13.3% increase over the $34.0 million earned during fiscal 2005. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $10.2 million, or 17.5%, offset by an increase in interest expense and income taxes.

Interest and fee income during fiscal 2006 increased by $26.9 million, or 15.1%, over fiscal 2005. This increase resulted from an increase of $37.1 million, or 14.2%, in average loans receivable between the two fiscal years. The increase in average loans receivable was largely attributed to internal growth. A significant portion of this internal growth resulted from a law change in the state of Texas, which increased the maximum amount we can lend to our customers from $540 to $1,080. For the year, gross loans in Texas grew 41.2% from fiscal 2005. In addition to the internal growth, the Company acquired approximately $6.7 million in net loans in 25 separate transactions during fiscal 2006.

Insurance commissions and other income increased by $5.6 million, or 17.0%, over the two fiscal years. Insurance commissions increased by $3.1 million, or 18.7%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $2.5 million, or 15.3%, over the two years, primarily due to an increase in fees received from income tax return preparation of $717,000, an increase in roadguard product sales of $704,000, and a $492,000 gain related to our interest rate swap.

Total revenues increased to $243.3 million in fiscal 2006, a $32.5 million, or 15.4%, increase over the $210.8 million in fiscal 2005. Revenues from the 516 offices open throughout both fiscal years increased by 10.1%. At March 31, 2006, the Company had 620 offices in operation, an increase of 41 offices from March 31, 2005.

The provision for loan losses during fiscal 2006 increased by $6.0 million, or 15%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2006 amounted to $44.2 million, a 16.2% increase over the $38.0 million charged off during fiscal 2005, and net charge-offs as a percentage of average loans increased slightly from 14.6% to 14.8% when comparing the two annual periods. Although our charge-off ratio increased slightly, we are encouraged by the reduction in delinquencies during the same period. Delinquencies on a recency basis decreased from 2.5% to 2.1% and on a contractual basis decreased from 4.1% to 3.4% at March 31, 2005 and March 31, 2006, respectively.

General and administrative expenses during fiscal 2006 increased by $16.3 million, or 14.5%, over the previous fiscal year. This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year. General and administrative expenses, when divided by average open offices, increased by 6.7% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 53.2% in fiscal 2005 to 52.8% during fiscal 2006.

Interest expense increased by $2.5 million, or 53.8%, during fiscal 2006, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 5.4%, combined with a 46.5% increase in average interest rates from 4.3% in fiscal 2005 to 6.3% in fiscal 2006.

The Company’s effective income tax rate increased to 37.5% during fiscal 2006 from 36.9% during the previous fiscal year. This increase resulted primarily from increased state income taxes.

Comparison of Fiscal 2005 Versus Fiscal 2004

Net income was $34.0 million during fiscal 2005, an 18.2% increase over the $28.8 million earned during fiscal 2004. This increase resulted from an increase in operating income of $9.1 million, or 18.5%, offset by an increase in interest expense and income taxes.

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

Insurance commissions and other income increased by $5.5 million, or 20.0%, over the two fiscal years. Insurance commissions increased by $3.1 million, or 22.6%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $2.4 million, or 17.5%, over the two years, primarily due to the increase in fees received from income tax return preparation.

Total revenues increased to $210.8 million in fiscal 2005, a $31.6 million, or 17.6%, increase over the $179.2 million in fiscal 2004. Revenues from the 462 offices open throughout both fiscal years increased by 8.6%. At March 31, 2005, the Company had 579 offices in operation, an increase of 53 net offices from March 31, 2004.

The provision for loan losses during fiscal 2005 increased by $6.6 million, or 19.6%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2005 amounted to $38.0 million, a 16.7% increase over the $32.6 million charged off during fiscal 2004, and net charge-offs as a percentage of average loans declined slightly from 14.7% to 14.6% when comparing the two annual periods.

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

Delinquency is computed on the basis of the date of the last full contractual payment on a loan (known as the recency method) and on the basis of the amount past due in accordance with original payment terms of a loan (known as the contractual method). Management closely monitors portfolio delinquency using both methods to measure the quality of the Company's loan portfolio and the probability of credit losses.

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2006, 2005, and 2004:

	At March 31,
	2006	2005	2004
	(Dollars in thousands)
Recency basis:
61-90 days past due	$5,886	5,591	5,190
91 days or more past due	2,672	3,209	1,916

Total	$8,558	8,800	7,106

Percentage of period-end gross loans receivable	2.1%	2.5%	2.3%
Contractual basis:
61-90 days past due	$7,664	7,040	6,474
91 days or more past due	6,654	7,255	5,259

Total	$14,318	14,295	11,733

Percentage of period-end gross loans receivable	3.4%	4.1%	3.8%

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

At the end of fiscal 2006, the Company experienced a decrease in contractual delinquency to 3.4% from 4.1% at March 31, 2005. The delinquency rate on a recency basis also decreased from 2.5% at the end of fiscal 2005 to 2.1% at the end of the current fiscal year. Charge-offs as a percent of average loans increased from 14.6% in fiscal 2005 to 14.8% in fiscal 2006.

In fiscal 2006, approximately 85.5% of the Company’s loans were generated through renewals of outstanding loans and the origination of new loans to previous customers. A renewal represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2006, 2005, and 2004, the percentages of the Company’s loan originations that were renewals of existing loans were 75.6%, 77.6%, and 77.2%, respectively. The Company’s renewal policies, while limited by state regulations, in all cases considers our customer’s payment history and require that our customer have made at least one payment on the loan being considered for renewal. A renewal is considered a current renewal if the customer is no more than 45 days delinquent on a contractual basis. Delinquent renewals may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy to not renew delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2006, delinquent renewals represented 2.1% of the Company’s total loan volume compared to 2.4% in fiscal 2005.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and renewals. This is as expected due to the payment history experience available on repeat borrowers. However, as a percentage of total loans charged off, renewals represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2006:

	Loan Volume	Percent of	Percent of
	by Category	Total Charge-offs	Loans Made

Renewals	75.6%	74.2%	4.7%
Former borrowers	9.9%	5.6%	2.9%
New borrowers	14.5%	20.2%	9.4%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated. It is probable that there are losses in the existing portfolio. To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This methodology is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average loan life is approximately four months. Based on this methodology, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2006, 2005, and 2004. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives. In addition, the entire loan portfolio turns over approximately 3 times during a typical twelve-month period. Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the methodology employed is in accordance with generally accepted accounting principles.

The Company records acquired loans at fair value based on current interest rates, less an allowance for uncollectibility and collection costs.

Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” was adopted by the Company on April 1, 2005. SOP 03-3 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because we do not pay consideration for, or record, acquired loans over 60 days delinquent. For the years ended March 31, 2006, 2005 and 2004, the Company recorded adjustments of approximately $0.4 million, $1.4 million, and $1.3 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which are not within the scope of SOP 03-3.

The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2006.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2006, 2005, and 2004:

	March 31
	2006	2005	2004

Balance at the beginning of the year	$20,672,740	17,260,750	15,097,780
Provision for loan losses	46,025,912	40,036,597	33,481,447
Loan losses	(49,267,992)	(41,984,428)	(35,731,794)
Recoveries	4,849,244	3,941,348	3,118,924
Allowance on acquired loans	437,288	1,418,473	1,294,393
Balance at the end of the year	$22,717,192	20,672,740	17,260,750
Allowance as a percentage of loans receivable, net of unearned
and deferred fees	7.3%	7.7%	7.3%
Net charge-offs as a percentage of average loans receivable (1)	14.8%	14.6%	14.7%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand typically occurs from October through December, its third fiscal quarter. Loan demand has generally been the lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances typically remain relatively level during the remainder of the year. This seasonal trend affects quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned and the provision for loan losses recorded, as well as fluctuations in the Company's cash needs. Consequently, operating results for the Company's third fiscal quarter generally are significantly lower than in other quarters and operating results for its fourth fiscal quarter are significantly higher than in other quarters.

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2005 and 2006.

	At or for the Three Months Ended
	2006				2005
	First,	Second,	Third,	Fourth,	First,	Second,	Third,	Fourth,
	(Dollars in thousands)

Total revenues	$51,768	56,744	61,319	73,441	47,478	49,754	53,166	60,360
Provision for
loan losses	9,540	13,131	16,726	6,629	8,627	11,282	13,731	6,397
General and
administrative
expenses	29,241	30,130	33,415	35,728	26,419	26,531	29,460	29,813
Net income	7,312	7,429	5,686	18,088	7,266	6,906	5,501	14,317

Gross loans receivable	$371,056	395,578	464,391	416,302	334,567	349,402	384,715	351,496
Number of
offices open	583	611	619	620	544	575	578	579

Recently Issued Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP. Management believes that a loan has shown evidence of deterioration if it is over 60 days delinquent. The Company believes that the loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3, because we do not pay consideration for, or record, acquired loans over 60 days delinquent. Accordingly, the adoption of SOP 03-3 on April 1, 2005, has not had a material impact on our consolidated financial statements.

Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), "Share-Based Payment," which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured.

The Company will adopt SFAS 123R using the modified prospective transition method on April 1, 2006. Based on our current analysis and information, we believe the adoption of SFAS 123R will result in a pre-tax expense of between $3 million and $4 million for fiscal 2006. Estimating the value of the stock option awards at the grant date requires judgment including estimating stock price volatility, forfeiture rates and expected option life.

Accounting for Nonmonetary Transactions

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact to the Company’s financial position of results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning on or after December 15, 2005. The Company adopted the provisions of SFAS 154 on April 1, 2006. The adoption of this Statement did not impact the Company’s financial position or results of operations.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” The interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to the legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the interpretation requires the recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. The interpretation also clarifies when sufficient information is available to reasonable estimated the fair value of an asset retirement obligation. The Company began applying the interpretation in the fourth quarter of fiscal year 2006. The application of the interpretation did not have a significant impact on our results of operations or financial position.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. As the Company's gross loans receivable increased from $266.8 million at March 31, 2002 to $416.3 million at March 31, 2006, net cash provided by operating activities for fiscal years 2004, 2005, and 2006 was $70.4 million, $88.1 million, and $98.9 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000. The Board of Directors on May 12, 2005, authorized the Company to increase its share repurchase program by up to $20 million. As of March 31, 2006, 3,580,949 shares have been repurchased since 2000 for respective aggregate purchase price of approximately $45,880,000. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 50 branches in each of the next two years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2006. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired a net of three offices and a number of loan portfolios from competitors in 8 states in 28 separate transactions during fiscal 2006. Gross loans receivable purchased in these transactions were approximately $9.1 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2007. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.9% per annum. At March 31, 2006, the interest rate on borrowings under the revolving credit facility was 6.7%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On March 31, 2006, $99.8 million was outstanding under this facility, and there was $67.2 million of unused borrowing availability under the borrowing base limitations.

The Company is currently in negotiations with its banks to extend the maturity date of its credit facility to September 30, 2008. The Company does not currently anticipate any problems in getting this extension approved, but will not know definitely until some time in the second quarter of fiscal 2007.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements at March 31, 2006 and does not believe that these agreements will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Maturities of
Notes Payable	$200	100,000	200	200	-	-	100,600

Minimum Lease Payments	6,700	4,335	2,024	438	153	2	13,652

Total	$6,900	104,335	2,224	638	153	2	114,252

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, and an other note payable and an interest rate swap. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $99.8 million at March 31, 2006. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.9%.

Based on the outstanding balance at March 31, 2006, a change of 1% in the interest rates would cause a change in interest expense of approximately $706,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of March 31, 2006 the fair value of the interest rate swap was $492,000 and is included in other assets. The change in fair value from the beginning of the year, recorded as an unrealized gain in other income, was $492,000.

The Company has another note payable which has a balance of $800,000 at March 31, 2006, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 we began opening offices in Mexico, where our local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 1% of our total revenues for the year ended March 31, 2006 and net loans denominated in Mexican pesos were approximately $1 million (USD) at March 31, 2006.

Our foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on our financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On April 28, 2006, we hedged our foreign exchange risk by purchasing a $1 million foreign exchange currency option with a strike rate of 11.36 Mexican peso per US dollar. This option expires on April 30, 2007. Changes in the fair value of this option will be recorded as a component of earnings since the Company does not intend to apply hedge accounting.

Because our earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, we have performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At March 31, 2006, the analysis indicated that such market movements would not have had a material effect on our consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2006. We will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of two of the eleven states in which the Company operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates in those states, which could partially offset the potential increase in operating costs due to inflation.

Legal Matters

As of March 31, 2006, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
Assets
Cash and cash equivalents	$4,033,888	3,046,677
Gross loans receivable	416,301,892	351,496,149
Less:
Unearned interest and deferred fees	(103,556,110)	(84,472,686)
Allowance for loan losses	(22,717,192)	(20,672,740)
Loans receivable, net	290,028,590	246,350,723
Property and equipment, net	11,039,619	9,806,237
Deferred tax benefit	3,898,000	10,690,000
Other assets, net	6,922,292	6,254,360
Goodwill	4,715,110	4,533,219
Intangible assets, net	12,146,008	12,825,286

	$332,783,507	293,506,502
Liabilities and Shareholders' Equity
Liabilities:
Senior notes payable	99,800,000	82,900,000
Other notes payable	800,000	1,000,000
Income taxes payable	6,778,276	1,624,069
Accounts payable and accrued expenses	14,975,112	18,271,240
Total liabilities	122,353,388	103,795,309

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 18,336,604
and 18,948,907 shares at March 31, 2006 and 2005, respectively	-	-
Additional paid-in capital	1,209,358	11,964,056
Retained earnings	209,270,853	177,747,137
Accumulated other comprehensive loss, net of tax	(50,092)	-
Total shareholders' equity	210,430,119	189,711,193
Commitments and contingencies
	$332,783,507	293,506,502
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
Revenues:
Interest and fee income	$204,450,428	177,581,630	151,499,678
Insurance commissions and other income	38,821,587	33,176,378	27,652,829
Total revenues	243,272,015	210,758,008	179,152,507
Expenses:
Provision for loan losses	46,025,912	40,036,597	33,481,447
General and administrative expenses:
Personnel	84,817,025	73,361,104	62,696,557
Occupancy and equipment	14,166,977	12,430,896	10,183,032
Data processing	2,108,740	1,910,285	1,955,642
Advertising	8,592,492	7,792,313	7,093,498
Amortization of intangible assets	2,860,555	2,585,267	2,264,619
Other	15,968,496	14,143,555	12,120,018
	128,514,285	112,223,420	96,313,366
Interest expense	7,136,853	4,640,285	3,942,572
Total expenses	181,677,050	156,900,302	133,737,385

Income before income taxes	61,594,965	53,857,706	45,415,122
Income taxes	23,080,000	19,868,000	16,650,000
Net income	$38,514,965	33,989,706	28,765,122

Net income per common share:
Basic	$2.08	1.81	1.58
Diluted	$2.02	1.74	1.49

Weighted average shares outstanding:
Basic	18,493,389	18,761,066	18,251,639
Diluted	19,098,087	19,557,515	19,347,080

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Accumulated
	Additional		Other	Total	Total
	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Capital	Earnings	Loss, Net	Equity	Income

Balances at March 31, 2003	$1,048,721	114,992,309	-	116,041,030

Proceeds from exercise of stock
options (1,237,146 shares),
including tax benefits of
$3,774,332	11,774,185	-	-	11,774,185
Net income	-	28,765,122	-	28,765,122	28,765,122

Balances at March 31, 2004	12,822,906	143,757,431	-	156,580,337

Proceeds from exercise of stock
options (577,710 shares),
including tax benefits of
$3,181,612	7,891,669	-	-	7,891,669
Common stock repurchases
(486,000 shares)	(8,750,519)	-	-	(8,750,519)
Net income	-	33,989,706	-	33,989,706	33,989,706

Balances at March 31, 2005	11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock
options (190,397 shares),
including tax benefits of
$1,205,288	3,045,527	-	-	3,045,527
Common stock repurchases
(800,400 shares)	(13,800,225)	(6,991,249)	-	(20,791,474)
Other comprehensive loss	-	-	(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$38,514,965	33,989,706	28,765,122
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of intangible assets	2,860,555	2,585,267	2,264,619
Amortization of loan costs and discounts	25,000	56,098	156,886
Provision for loan losses	46,025,912	40,036,597	33,481,447
Depreciation	2,371,857	2,073,933	1,757,211
Deferred tax expense (benefit)	6,792,000	(1,155,000)	(918,000)
Change in accounts:
Other assets, net	(743,024)	(2,245,162)	481,993
Income taxes payable	6,359,495	4,422,672	2,110,324
Accounts payable and accrued expenses	(4,204,452)	7,933,812	1,767,155
Net cash provided by operating activities	98,002,308	87,697,923	69,866,757
Cash flows from investing activities:
Increase in loans receivable, net	(82,962,171)	(45,628,235)	(46,380,225)
Net assets acquired from office acquisitions, primarily loans	(6,800,032)	(21,678,455)	(18,661,742)
Increase in intangible assets from acquisitions	(2,363,168)	(4,429,769)	(3,179,814)
Purchases of property and equipment, net	(3,546,815)	(2,419,886)	(2,362,994)
Net cash used by investing activities	(95,672,186)	(74,156,345)	(70,584,775)
Cash flows from financing activities:
Net change in bank overdraft	908,324	363,454	509,586
Proceeds (repayment) of senior revolving notes payable, net	16,900,000	(8,450,000)	(6,700,000)
Repayment of subordinated notes payable	-	(2,000,000)	(2,000,000)
(Repayment) proceeds of other notes payable	(200,000)	(682,000)	1,200,000
Proceeds from exercise of stock options	1,840,239	4,710,057	7,999,853
Repurchase of common stock	(20,791,474)	(8,750,519)	-
Net cash (used in) provided by financing activities	(1,342,911)	(14,809,008)	1,009,439
Increase (decrease) in cash and cash equivalents	987,211	(1,267,430)	291,421
Cash and cash equivalents at beginning of year	3,046,677	4,314,107	4,022,686
Cash and cash equivalents at end of year	$4,033,888	3,046,677	4,314,107

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Summary of Significant Accounting Policies

The Company's accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. The following is a description of the more significant of these policies used in preparing the consolidated financial statements.

Nature of Operations

The Company is a small-loan consumer finance company headquartered in Greenville, South Carolina that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit. It also offers income tax return preparation services and access to refund anticipation loans (through a third party bank) to its customer base and to others.

The Company also markets computer software and related services to financial services companies through its ParaData Financial Systems (“ParaData”) subsidiary.

As of March 31, 2006, the Company operated 617 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. The Company also operated three offices in Mexico. The Company is subject to numerous lending regulations that vary by state.

Principles of Consolidation

The consolidated financial statements include the accounts of World Acceptance Corporation and its wholly owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states, ParaData (a software company acquired during fiscal 1994) and WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into US dollars at the current exchange rate and income and expense are translated at an average exchange rate for the period. The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss)”.

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

ParaData provides data processing systems to 114 separate finance companies, including the Company. At March 31, 2006 and 2005, ParaData had total assets of $2,308,000 and $1,904,000, respectively, which represented less than 1% of total consolidated assets at each fiscal year end. Total net revenues (system sales and support) for ParaData for the years ended March 31, 2006, 2005 and 2004 were $2,333,000, $2,332,000 and $2,251,000, respectively, which represented approximately 1% of consolidated revenue for each year. For the years ended March 31, 2006, 2005 and 2004, ParaData had income before income taxes of $308,000, $332,000 and $288,000, respectively. Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. During fiscal 2006 and 2005, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less. Experience indicates that a majority of the direct cash consumer loans are renewed, and the Company accounts for the refinancing as a new loan. Generally a customer must make a payment in order to qualify for a renewal. Furthermore, our lending policy has predetermined lending amounts, so that in most cases a renewal will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans. Unamortized amounts are recognized in income at the time that loans are renewed or paid in full.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net deferred origination fees and direct costs, and an allowance for loan losses. The Company generally calculates interest revenue on its loans using the rule of 78’s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the interest method, which is an accrual method for recognizing the revenue. Charges for late payments are credited to income when collected.

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

Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3. Therefore, the Company records acquired loans (not within the scope of SOP 03-3) at fair value based on current interest rates, less an allowance for uncollectibility.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows: building, 40 years; furniture and fixtures, 5 to 10 years; equipment, 3 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Additions to premises and equipment and major replacements or improvements are added at cost. Maintenance, repairs, and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses and other deposits.

Derivatives and Hedging Activities

The Company currently uses an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. The interest rate swap agreement is carried at fair value. Changes to fair value are recorded each period as a component of the statement of operations.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the value assigned to non-compete agreements. Customer lists and non-compete agreements are amortized over their estimated useful lives of 9 years and the terms of agreements, respectively.

We evaluate goodwill annually for impairment in the fourth quarter of a fiscal year using the market value-based approach. We have one reporting unit, the consumer finance company, and we have multiple components, the lowest level of which are individual offices. Our components are aggregated for impairment testing because they have similar economic characteristics. We write-off goodwill when we close an office that has goodwill assigned to it. As of March 31, 2006, we had 63 offices with recorded goodwill.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. We assess impairment of these assets generally at the office level based on the operating cash flows of the office and our plans for office closings. We write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. We did not record any material impairment charges for the fiscal years 2006, 2005 and 2004.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments" requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, other note payable, and interest rate swaps. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and other note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR. The swap is valued based on information from a third party broker which reflects the instrument’s current settlement value.

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

Non-file Insurance

Non-file premiums are charged on certain loans at inception and renewal in lieu of recording and perfecting the Company's security interest in the assets pledged on certain loans and are remitted to a third-party insurance company for non-file insurance coverage. Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see note 8).

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

Supplemental Cash Flow Information

For the years ended March 31, 2006, 2005, and 2004, the Company paid interest of $6,958,983, $4,529,445, and $3,747,688, respectively.

For the years ended March 31, 2006, 2005, and 2004, the Company paid income taxes of $9,928,505, $16,600,328, and $15,457,676, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2006, 2005, and 2004, consist of:

	2006	2005	2004

Tax benefits from exercise of stock options	$1,205,288	3,181,612	3,774,332

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

Reclassifications

Certain reclassification entries have been made for fiscal 2005 and 2004 to conform with fiscal 2006 presentation. There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

Stock-Based Compensation

At March 31, 2006, the Company had four stock-based employee compensation stock option plans, which are described more fully in Note 12. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the years ended March 31 (see Note 12 for further discussion of our benefit plans).

(Dollars in thousands except per share amounts)	2006	2005	2004

Net income
As reported	$38,515	33,990	28,765
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effect	1,253	958	757
Pro forma net income	$37,262	33,032	28,008

Basic earnings per share
As reported	$2.08	1.81	1.58
Pro forma	$2.01	1.76	1.54

Diluted earnings per share
As reported	$2.02	1.74	1.49
Pro forma	$1.95	1.69	1.45

New Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because we do not pay consideration for, or record, acquired loans over 60 days delinquent. For the years ended March 31, 2006, 2005 and 2004, the Company recorded adjustments of approximately $0.4 million, $1.4 million, and $1.3 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R ("SFAS 123R"), "Share-Based Payment," which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The Company will adopt this SFAS on April 1, 2006.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” The interpretation clarifies that the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to the legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the interpretation requires the recognition of a liability for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. The interpretation also clarifies when sufficient information is available to reasonable estimated the fair value of an asset retirement obligation. The Company began applying the interpretation in the fourth quarter of fiscal year 2006. The application of the interpretation did not have a significant impact on our results of operations or financial position.

(2)           Accumulated Other Comprehensive Loss

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive loss as of March 31, 2006:

Balance at beginning of year	$-
Unrealized loss from foreign exchange
translation adjustment	(50,092)
Total accumulated other comprehensive income	$(50,092)

(3)       Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2006, 2005, and 2004:

	March 31,

	2006	2005	2004

Balance at the beginning of the year	$20,672,740	17,260,750	15,097,780
Provision for loan losses	46,025,912	40,036,597	33,481,447
Loan losses	(49,267,992)	(41,984,428)	(35,731,794)
Recoveries	4,849,244	3,941,348	3,118,924
Allowance on acquired loans	437,288	1,418,473	1,294,393
Balance at the end of the year	$22,717,192	20,672,740	17,260,750

For the years ended March 31, 2006, 2005 and 2004, the Company recorded adjustments of approximately $0.4 million, $1.4 million, and $1.3 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans that do not meet the scope of SOP 03-3 (also see Note 1).

(4)          Property and Equipment

Summaries of property and equipment follow:
	March 31,
	2006	2005

Land	$250,443	250,443
Buildings and leasehold improvements	5,056,433	4,438,251
Furniture and equipment	21,149,904	19,294,322
	26,456,780	23,983,016
Less accumulated depreciation and amortization	(15,417,161)	(14,176,779)
Total	$11,039,619	9,806,237

Depreciation expense was $2,372,000, $2,074,000, and $1,757,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(5)           Intangible Assets

Intangible assets, net of accumulated amortization, consist of:
	March 31,
	2006	2005

Cost of acquiring existing customers	$10,852,045	10,671,432
Value assigned to non-compete agreements	1,291,038	2,107,129
Other	2,925	46,725
Total	$12,146,008	12,825,286

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2,611,716 for 2007; $2,147,624 for 2008; $1,825,296 for 2009, $1,531,120 for 2010; $1,223,004 for 2011; and an aggregate of $2,807,248 for the years thereafter.

(6)           Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2006:

	March 31,
	2006	2005
Balance at beginning of year	$4,533,219	3,053,826
Goodwill acquired during the year	202,891	1,479,393
Goodwill impaired during the year	(21,000)	-
Balance at March 31, 2006	$4,715,110	4,533,219

In August 2005, the Company closed its Jefferson, Georgia branch at which time the goodwill associated with that branch was determined to be impaired and was subsequently written off.

The Company performed an annual impairment test as of March 31, 2006, and determined that none of the recorded goodwill was impaired.

(7)          Notes Payable

Summaries of the Company's notes payable follow:

Senior Notes Payable

$167,000,000 Revolving Credit Facility - This facility provides for borrowings of up to $167.0 million, with $99.8 million outstanding at March 31, 2006, subject to a borrowing base formula. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.90%. At March 31, 2006, the Company’s interest rate was 6.7% and the unused amount available under the revolver was $67.2 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2007. A member of the Company’s Board of Directors serves as an Executive Vice President of The South Financial Group, which is the parent of Carolina First Bank. As of March 31, 2006 Carolina First Bank had committed to fund up to $20.0 million under the credit facility.

Other Note Payable

The Company also has an $800,000 note payable to Carolina First Bank, bearing interest of LIBOR plus 2.00% payable monthly, which is to be repaid in four annual installments of $200,000 ending on May 1, 2009.

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At March 31, 2006, $58.8 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2006, are as follows: 2007, $200,000; 2008, $100,000,000; 2009, $200,000; 2010, $200,000; and none thereafter.

Interest Rate Swap

On October 5, 2005, the Company entered into an interest rate swap with a notional amount of $30 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility. Under the terms of the interest rate swap, the Company will pay a fixed rate of 4.755% on the $30 million notional amount and receive payments from a counterparty based on the 1 month LIBOR rate for a term ending October 5, 2010. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The purpose of this instrument is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings. The fair value of the interest rate swap is recorded on the consolidated balance sheets as an other asset or other liability. The Company is currently not accounting for this derivative instrument using the cash flow hedge accounting provisions of SFAS 133; therefore, the changes in fair value of the swap are included in earnings as other income or expense.

At March 31, 2006, the Company recorded an asset related to the interest rate swap of $492,000, which represented the fair value of the interest rate swap at this date. The corresponding, unrealized gain of $492,000 was recorded as other income for the fiscal year. During 2006, interest expense was increased by $66,000 as a result of net disbursements under the terms of the interest rate swap.

By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, exists to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of a derivative is negative, no credit risk exists since the Company would owe the counterparty. Market risk is the adverse effect on the financial instrument from a change in interest rates or implied volatility of rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activities is fully incorporated into the Company’s market risk sensitivity analysis.

(8)          Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company. The following is a summary of the non-file insurance activity for the years ended March 31, 2006, 2005, and 2004:

	2006	2005	2004

Insurance premiums written	$5,229,598	3,953,652	3,391,523
Recoveries on claims paid	$403,445	290,062	296,330
Claims paid	$4,948,136	4,119,148	3,060,456

(9)           Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building. It is expected that in the normal course of business, expiring leases will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2006, are as follows:

2007	$6,700,183
2008	4,335,305
2009	2,023,422
2010	438,418
2011	153,200
Thereafter	1,500
Total future minimum lease payments	$13,652,028

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2006, 2005, and 2004, was $7,730,647, $6,857,274 and $5,460,005, respectively.

(10)         Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2006:
U.S. Federal	$14,475,000	6,059,000	20,534,000
State and local	1,813,000	733,000	2,546,000
	$16,288,000	6,792,000	23,080,000

Year ended March 31, 2005:
U.S. Federal	$18,945,000	(860,000)	18,085,000
State and local	2,078,000	(295,000)	1,783,000
	$21,023,000	(1,155,000)	19,868,000

Year ended March 31, 2004:
U.S. Federal	$16,182,000	(813,000)	15,369,000
State and local	1,386,000	(105,000)	1,281,000
	$17,568,000	(918,000)	16,650,000

Income tax expense was $23,080,000, $19,868,000, and $16,650,000, for the years ended March 31, 2006, 2005 and 2004, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2006	2005	2004
U.S. Federal	$21,558,000	18,850,000	15,895,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,655,000	1,159,000	833,000
Change in valuation allowance	19,000	104,000	122,000
Insurance income exclusion	(75,000)	(73,000)	(117,000)
Proceeds from life insurance	(145,000)	-	-
Other, net	68,000	(172,000)	(83,000)
	$23,080,000	19,868,000	16,650,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$8,551,000	7,726,000
Unearned insurance commissions	5,112,000	3,863,000
Accounts payable and accrued expenses
primarily related to employee benefits	2,396,000	1,759,000
Tax over book accrued interest receivable	1,533,000	1,361,000
Other	535,000	516,000

Gross deferred tax assets	18,127,000	15,225,000
Less valuation allowance	(535,000)	(516,000)
Net deferred tax assets	17,592,000	14,709,000

Deferred tax liabilities:

Mark to market of loans for tax purposes	(9,565,000)	-
Tax over book basis of depreciable assets	(1,263,000)	(1,571,000)
Intangible assets	(1,157,000)	(1,160,000)
Unrealized gains	(185,000)	-
Discount of purchased loans	(168,000)	(167,000)
Deferred net loan origination fees	(872,000)	(775,000)
Prepaid expenses	(484,000)	(346,000)

Gross deferred liabilities	(13,694,000)	(4,019,000)

Net deferred tax assets	$3,898,000	10,690,000

The valuation allowance for deferred tax assets as of March 31, 2006 and 2005 was $535,000 and $516,000, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2006 and 2005 relates to state net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Internal Revenue Service has examined the Company’s federal income tax returns for the fiscal years 2003 through 2004. Tax returns for fiscal 2005 are subject to examination by taxing authorities.

(11)         Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the year ended March 31, 2006
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Basic EPS
Income available to common shareholders	$38,514,965	18,493,389		$2.08

Effect of Dilutive Securities
Options	-	604,698

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$38,514,965	19,098,087		$2.02

	For the year ended March 31, 2006
	Income	Shares		Per Share
	(Numerator)	(Denominator)		Amount
Basic EPS
Income available to common shareholders	$33,989,706	18,761,066		$1.81

Effect of Dilutive Securities
Options	-	796,449

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$33,989,706	19,557,515		$1.74

	For the year ended March 31, 2004
	Income	Shares		Per Share
	(Numerator)	(Denominator	)	Amount
Basic EPS
Income available to common shareholders	$28,765,122	18,251,639		$1.58

Effect of Dilutive Securities
Options	-	1,095,441

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$28,765,122	19,347,080		$1.49

Options to purchase 133,000, 0 and 50,000 shares of common stock at various prices were outstanding during the years ended March 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

(12)        Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to 15% of their gross pay. The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay. The Company's expense under this plan was $619,433, $610,536, and $594,430, for the years ended March 31, 2006, 2005, and 2004, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The Company selects the key executives who participate in the SERP. The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. For the years ended March 31, 2006, 2005, and 2004, contributions of $454,165, $317,882, and $588,021, respectively were charged to operations related to the SERP. The unfunded liability was $2,707,000, $2,253,000 and $1,676,000 as of March 31, 2006, 2005 and 2004, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions, an annual salary increase of 3.5% for all 3 years, a discount rate of 7.5% in 2004 and 2005 and 6% in 2006, and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan. As of March 31, 2006 and 2005, $285,000 had been deferred under this plan.

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. The options have a maximum duration of 10 years, may be subject to certain vesting requirements, and are priced at the market value of the Company's common stock on the date of grant of the option.

The Company applies APB Opinion 25 in accounting for the stock option plans described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006, 2005, and 2004, respectively: dividend yield of zero; expected volatility of 48.2%, 41.3%, 41.5%; risk-free interest rate of 4.7%, 3.3%, and 3.2%; and expected lives of 8 years for all plans in all three years. The fair values of options granted were $14.93 in 2006, $12.60 in 2005, and $8.46 in 2004.

Option activity for the years ended March 31 were as follows:

	2006		2005		2004
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	1,237,631	$11.60	1,649,991	$7.58	2,608,645	$7.34
Granted	373,000	$26.32	188,500	$22.50	340,250	$15.63
Exercised	(188,097)	$9.71	(577,710)	$8.15	(1,237,146)	$7.27
Forfeited	(152,066)	$17.33	(23,150)	$7.97	(61,758)	$7.19
Options outstanding, end of year	1,270,468	$15.56	1,237,631	$11.60	1,649,991	$9.10
Options exercisable, end of year	648,968	$9.51	628,831	$8.01	1,001,991	$7.58

The following table summarized information regarding stock options outstanding at March 31, 2006:
		Weighted
		Average	Weighted		Weighted
		Remaining	Averag e		Average
Range of	Options	Contractual	Exercise	Options	Option
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 4.90-$5.99	252,486	3.80	$5.31	252,486	$5.31
$ 6.00-$ 7.99	80,182	3.35	$6.70	80,182	$6.70
$ 8.00-$ 9.99	210,450	6.85	$8.46	125,600	$8.49
$ 10.00- $ 12.99	73,000	6.91	$11.27	73,000	$11.27
$ 13.00- $ 16.99	144,650	8.53	$16.36	50,600	$16.01
$ 22.00- $ 23.99	166,700	9.36	$23.38	43,100	$22.94
$25.00 - $28.99	343,000	10.92	$26.32	24,000	$25.20
$ 4.90 $ 28.99	1,270,468	7.65	$15.56	648,968	$9.51

(13)     Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2006	2005	2004

Number of offices purchased	25	60	68
Merged into existing offices	22	30	29

Purchase Price	$9,163	26,107	21,843
Tangible assets:
Net loans	6,742	21,491	18,293
Furniture, fixtures & equipment	58	187	370

Excess of purchase prices over
carrying value of net tangible assets	$2,363	4,429	3,180

Customer lists	2,063	2,720	1,718
Non-compete agreements	97	230	197
Goodwill	203	1,479	1,265

Total intangible assets	$2,363	4,429	3,180

All acquisitions have been made from independent third parties.

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. We typically retain the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the fiscal year ended March 31, 2006, 3 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the fiscal year ended March 31, 2006, 22 acquisitions were recorded as asset acquisitions.

Our acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally 4 months, and that these loans are subject to continual repricing at current rates, management believes the net loan balances approximate their fair value.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Intangible assets are the difference between the total purchase price and the fair value of the tangible assets acquired. Non-compete agreements are valued at the stated amount paid to the other party for these arrangements, which the Company believes approximates the fair value. Customer lists are valued using information provided by an independent third party specialist. Goodwill is recorded for business combinations when there is an excess of the purchase price over the fair value of the net assets acquired, including intangible assets.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

(14)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)

Total revenues	$51,768	56,744	61,319	73,441	47,478	49,754	53,166	60,360

Provision for loan losses	9,540	13,131	16,726	6,629	8,627	11,282	13,731	6,397
General and administrative expenses	29,241	30,130	33,415	35,728	26,419	26,531	29,460	29,813
Interest expense	1,307	1,622	2,142	2,066	989	1,067	1,314	1,270
Income tax expense	4,368	4,432	3,350	10,930	4,177	3,968	3,160	8,563
Net income	$7,312	7,429	5,686	18,088	7,266	6,906	5,501	14,317
Earnings per share:
Basic	$.39	.40	.31	.99	.39	.38	.29	.75
Diluted	$.38	.39	.30	.96	.37	.36	.28	.73

(15)         Litigation

At March 31, 2006, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

(16)        Commitments

The Company has entered into an employment agreement with a key executive employee. The employment agreement has a term of three years and calls for an aggregate minimum annual base salary of $268,180 adjusted annually as determined by the Compensation and Stock Option Committee of the Company’s Board of Directors. The agreement also provide for annual incentive bonus, which is based on the achievement of certain predetermined operational goals.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2006. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2006 was effective.

Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on management’s assessment of our internal control over financial reporting, as well as on the effectiveness of our internal control over financial reporting, as stated in their report, which is included elsewhere herein.

/s/ A. A. McLean III	/s/ Kelly Malson Snape
A. A. McLean III	Kelly Malson Snape
Chief Executive Officer	Vice President and Chief Financial Officer
June 14, 2006	June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina
June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that World Acceptance Corporation’s (the “Company”) internal control over financial reporting was effective as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company’s internal control over financial reporting was effective as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
June 14, 2006

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chairman, Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at March 31, 2006. Management’s report on internal control over financial reporting can be found on page 46 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 48 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information contained under the caption "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

Audit Committee Financial Experts

The Board of Directors has determined that each member of the Audit Committee, Mr. Way, Mr. Bramlett and Mr. Hummers, is an audit committee financial expert. Each of these members is also “independent” as that term is defined in accordance with the new independence requirements of NASDAQ.

Code of Ethics and Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all directors, employees and officers of the Company (including the Company’s Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial and accounting officer)). The Code of Ethics has been filed as an exhibit to this report and print copies are available to any shareholder that requests a copy by writing to the Company’s Corporate Secretary at P.O. Box 6429, Greenville, South Carolina 29606.

Item 11. Executive Compensation

Information contained under the caption "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Report of Compensation and Stock Option Committee," is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Executive Compensation Equity Plan Compensation Information,” "Ownership of Shares by Certain Beneficial Owners as of June 16, 2006" and "Ownership of Common Stock of Management as of June 16, 2006" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

The Company had no reportable disclosures in response to this Item 13.

Item 14. Principal Accountant Fees and Services

Information contained under the caption “Appointment of Independent Public Accountants,” in the Proxy Statement except for the information therein under the subcaption “Report of the Audit Committee of the Board of Directors,” is incorporated by reference herein in response to this Item 14.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1) The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are filed herewith.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2006 and 2005

Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

(3) Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Third Amended and Restated Bylaws of the Company	99.3	3-29-06 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Article II, Section 9 of the Company’s Second Amended
	And Restated Bylaws	3.2	33-42879

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.6	Company Security Agreement dated as of June 20, 1997, as	4.6	9-30-05 10-Q
	amended through July 20, 2005

4.7	Fourth Amendment to Subsidiary Amendment and Restated	4.7	6-30-05 10-Q
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Agreement)

4.8	Amended and Restated Security Agreement, Pledge and Indenture	4.8	9-30-97 10-Q
	of Trust, dated as of June 30, 1997, between the Company and
	Harris Trust and Savings Bank, as Security Trustee

4.9	Third Amendment to Amended and Restated Security	4.9	9-30-04 10-Q
	Agreement, Pledge and Indenture of Trust dated as of
	August 27, 2004 (Subsidiary Security Agreement)

4.10	Fourth Amendment to Amended and Restated Security Agreement,	4.10	9-30-04 10-Q
	Pledge and Indenture of Trust, dated as of August 27, 2004
	(Company Security Agreement)

10.1+	Amended and Restated Employment Agreement of	10.1	6-30-03 10-Q
	Charles D. Walters, effective as of June 1, 2003

10.2+	Amended Agreement of Amended and Restated Employment	10.2	6-30-04 10-Q
	Agreement of Charles D. Walters, effective as of January 28, 2004

Filed Herewith (*),
Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.23	Employment Agreement of A. Alexander McLean, III, effective	10.2	1994 10-K
	April 1, 1994

10.4+	First Amendment to Employment Agreement of A. Alexander	10.3	6-30-03 10-Q
	McLean, III, effective as of June 1, 2003

10.5+	Amended and Restated Employment Agreement of	10.4	6-30-03 10-Q
	Douglas R. Jones, effective as of June 1, 2003

10.6+	Securityholders' Agreement, dated as of September 19, 1991,	10.5	33-42879
	between the Company and certain of its securityholders

10.7+	World Acceptance Corporation Supplemental	10.7	2000 10-K
	Income Plan

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting

10.12+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2005
			Annual Meeting

10.13+	The Company's Executive Incentive Plan	10.6	1994 10-K

10.14+	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.15+	Executive Deferral Plan	10.12	2001 10-K

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	+

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+ Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer Date: June 14, 2006

By:	/s/ Kelly Malson Snape
Kelly Malson Snape
Chief Financial Officer Date: June 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chief Executive Officer;	Ken R. Bramlett Jr., Director
Director

Date: June 14, 2006	Date: June 14, 2006

/s/ Kelly Malson Snape	/s/ James R. Gilreath
Kelly Malson Snape, Chief Financial Officer	James R. Gilreath, Director

Date: June 14, 2006	Date: June 14, 2006

/s/ Charles D. Walters	/s/ Charles D. Way
Charles D. Walters, Chairman of the Board of Directors	Charles D. Way, Director

Date: June 14, 2006	Date: June 14, 2006

/s/ William S. Hummers
William S. Hummers, III, Director

Date: June 14, 2006