Form 10-Q
period 2006-06-30
WORLD ACCEPTANCE CORP
filed 2006-08-09
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of outstanding shares of the issuer’s no par value common stock as of August 9, 2006 was 18,515,708.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30,
	2006 and March 31, 2006	3

	Consolidated Statements of Operations for the
	three months ended June 30, 2006 and June 30, 2005	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income for the year ended March 31, 2006
	and the three months ended June 30, 2006	5

	Consolidated Statements of Cash Flows for the
	three months ended June 30, 2006 and June 30, 2005	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	12
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity, Securities and Use of Proceeds	17

Item 6.	Exhibits	18

Signatures		20

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31
	2006	2006
ASSETS

Cash and cash equivalents	$4,897,115	4,033,888
Gross loans receivable	447,840,178	416,301,892
Less:
Unearned interest and fees	(114,329,731)	(103,556,110)
Allowance for loan losses	(24,604,838)	(22,717,192)
Loans receivable, net	308,905,609	290,028,590
Property and equipment, net	11,516,748	11,039,619
Deferred tax benefit	3,898,000	3,898,000
Other assets, net	7,013,501	6,922,292
Goodwill	4,761,110	4,715,110
Intangible assets, net	11,465,933	12,146,008
Total assets	$352,458,016	332,783,507

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	112,600,000	99,800,000
Other notes payable	600,000	800,000
Income taxes payable	4,376,033	6,778,276
Accounts payable and accrued expenses	12,028,291	14,975,112
Total liabilities	129,604,324	122,353,388

Shareholders' equity:
Common stock, no par value	-	-
Authorized 95,000,000 shares; issued and outstanding
18,500,008 and 18,336,604 shares at June 30, 2006
and March 31, 2006, respectively
Additional paid-in capital	4,425,830	1,209,358
Retained earnings	218,544,215	209,270,853
Accumulated other comprehensive loss	(116,353)	(50,092)
Total shareholders' equity	222,853,692	210,430,119
Commitments and contingencies	$$352,458,016	332,783,507

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2006	2005

Revenues:
Interest and fee income	$54,536,143	44,598,895
Insurance and other income	9,301,435	7,168,764
Total revenues	63,837,578	51,767,659

Expenses:
Provision for loan losses	11,167,468	9,540,103
General and administrative expenses:
Personnel	23,592,675	19,581,848
Occupancy and equipment	3,915,271	3,184,457
Data processing	494,738	500,616
Advertising	1,889,907	1,657,522
Amortization of intangible assets	793,729	685,965
Other	4,160,285	3,630,067
	34,846,605	29,240,475

Interest expense	1,901,239	1,306,592
Total expenses	47,915,312	40,087,170

Income before income taxes	15,922,266	11,680,489

Income taxes	5,935,446	4,368,000

Net income	$9,986,820	7,312,489

Net income per common share:
Basic	$0.54	0.39
Diluted	$0.53	0.38

Weighted average common equivalent shares outstanding:
Basic	18,422,341	18,812,083
Diluted	18,741,307	19,477,107

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

			Accumulated
	Additional		Other	Total	Total
	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Capital	Earnings	Loss, Net	Equity	Income

Balances at March 31, 2005	11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock
options (190,397 shares),
including tax benefits of $1,205,288	3,045,527	-	-	3,045,527
Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	-	(20,791,474)
Other comprehensive loss	-	-	(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock
options (221,404 shares),
including tax benefits of $1,639,941	3,726,484	-	-	3,726,484
Common stock repurchases (66,000 shares)	(1,209,358)	(713,458)		(1,922,816)
Issuance of restricted common
stock under stock option plan (8,000 shares)	135,148	-	-	135,148
Stock option expense	564,198	-	-	564,198
Other comprehensive loss	-	-	(66,261)	(66,261)	(66,261)
Net income	-	9,986,820	-	9,986,820	9,986,820
Total comprehensive income	-	-	-	-	9,920,559

Balances at June 30, 2006	$4,425,830	218,544,215	(116,353)	222,853,692

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$9,986,820	7,312,489
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	11,167,468	9,540,103
Amortization of intangible assets	793,729	685,965
Amortization of loan costs and discounts	-	25,000
Depreciation	648,246	536,228
Compensation related to stock option and
restricted stock plans	699,346	-
Tax benefit from exercise of stock options	-	365,503
Change in accounts:
Other assets, net	(157,470)	1,273,342
Accounts payable and accrued expenses	(3,796,166)	(9,424,915)
Income taxes payable	(2,402,243)	4,042,251

Net cash provided by operating activities	16,939,730	14,355,966

Cash flows from investing activities:
Increase in loans, net	(29,183,574)	(21,376,721)
Net assets acquired from office acquisitions,
primarily loans	(863,913)	(770,307)
Purchases of premises and equipment	(1,122,375)	(935,673)
Purchases of intangible assets	(159,654)	(424,216)

Net cash used in investing activities	(31,329,516)	(23,506,917)

Cash flows from financing activities:
Net change in bank overdraft	849,345	329,393
Proceeds from senior notes payable	12,800,000	16,550,000
Repayment of other notes payable	(200,000)	(200,000)
Repurchase of common stock	(1,922,816)	(6,885,384)
Proceeds from exercise of stock options	2,086,543	363,029
Tax benefit from exercise of stock options	1,639,941	-

Net cash provided by financing activities	15,253,013	10,157,038

Increase in cash and cash equivalents	863,227	1,006,087

Cash and cash equivalents beginning of period	4,033,888	3,046,677

Cash and cash equivalents end of period	$4,897,115	4,052,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,799,698	1,303,644
Cash paid for income taxes	6,697,748	39,754

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2006, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2006, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2006 to conform with fiscal 2007 presentation. These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended March 31, 2006, included in the Company's 2006 Annual Report to Shareholders.

NOTE 2 - COMPREHENSIVE INCOME

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive loss as of March 31, 2006:

Balance at beginning of year	$(50,092)
Unrealized loss from foreign exchange
translation adjustment	(66,261)
Total accumulated other comprehensive income	$(116,353)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2006	2005

Balance at beginning of period	$22,717,192	20,672,740
Provision for loan losses	11,167,468	9,540,103
Loan losses	(10,688,796)	(10,756,546)
Recoveries	1,373,430	1,064,183
Allowance on acquired loans	35,544	10,563
Balance at end of period	$24,604,838	20,531,043

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent. Loans acquired that are more than 60 days past due are included in the scope of SOP 03-3 and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the quarters ended June 30, 2006 and 2005, the Company recorded adjustments of approximately $35,000, $11,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 - AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2006	2005

Basic:
Average common shares outstanding (denominator)	18,422,341	18,812,083

Diluted:
Average common shares outstanding	18,422,341	18,812,083
Dilutive potential common shares	318,966	665,024
Average diluted shares outstanding (denominator)	18,741,307	19,477,107

There were no options outstanding at the period end presented that were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At June 30, 2006, there were 768,800 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS” 123-R), using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation will be recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Sholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations. Prior to fiscal 2007, stock option compensation was included as a pro forma disclosure, as permitted by SFAS 123.

As a result of adopting SFAS 123-R, the impact to the Consolidated Statements of Operations for the quarter ended June 30, 2006 was to decrease income before income taxes and net income by $699,000 and $438,000, respectively and diluted earnings per share by $0.02. Basic earnings per share for the quarter were not impacted. In addition, prior to the adoption of SFAS 123-R, the Company presented the tax benefit from the exercise of stock options as a cash flow provided by operating activities in the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123-R, this tax benefit is classified as a cash flow provided by financing activities.

Option activity for the three months ended June 30, 2006, were as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,274,068	$15.56
Granted	-	$-
Exercised	221,404	$9.56
Forfeited	-	$-
Options outstanding, end of period	1,052,664	$16.87	6.87	$15,001,053
Options exercisable, end of period	430,664	$9.48	4.53	$3,854,191

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options on June 30, 2006. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 were $4,611,514 and $1,911,390, respectively. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options amounts to approximately $4.2 million, which is expected to be recognized over a weighted-average period of approximately 1.65 years.

Prior to the adoption of SFAS No. 123-R on April 1, 2006, the Company accounted for its stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting of Stock Issued to Employees”. The pro forma table below reflects net income and basic and diluted earnings per share for the first quarter of fiscal 2006, had the Company applied the fair value recognition provisions of SFAS 123:

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2005

Net income
Net income, as reported	$7,312
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of related income tax effect	379
Pro forma net income	$6,933

Basic earnings per share
As reported	$0.39
Pro forma	$0.37

Diluted earnings per share
As reported	$0.38
Pro forma	$0.36

The weighted-average fair value at the grant date for options issued during the quarter ended June 30, 2005 was $13.45 per share. This fair value was estimated at grant date using the following weighted-average assumptions: dividend yield of $0, expected volatility of 44.31%, average risk-free interest rate of 3.88%, expected life of 7.5 years and vesting period ranging from one to five years. There were no option grants during the quarter ended June 30, 2006.

The expected stock price volatility is based on the historical volatility of the Company’s stock over the 7.5 years prior to the grant date. The expected term represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds have a remaining life similar to the expected option term.

Restricted Stock

On May 2, 2006, the Company granted 8,000 shares of restricted stock (which are equity classified) with a grant date fair value of $28.96 per share to directors. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. We recognized $135,148 of compensation expense for the quarter ended June 30, 2006 related to this restricted stock, which is included as a component of general and administrative expenses in our Consolidated Statements of Operations. All shares are expected to vest.

As of June 30, 2006, there was approximately $97,000 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over one year.

Total share-based compensation included as a component of net income was as follows:

Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$564,198
Share-based compensation related to restricted stock units	135,148

Total share-based compensation related to equity classified awards	$699,346

NOTE 6 - ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2006 and 2005:

	2006	2005

Number of offices purchased	3	6
Merged into existing offices	2	5
Purchase Price	$1,023,567	$1,194,523
Tangible assets:
Net loans	860,913	755,307
Furniture, fixtures & equipment	3,000	15,000
Excess of purchase prices over carrying value of
net intangible assets	$159,654	$424,216

Customer lists	100,654	351,103
Non-compete agreements	13,000	20,000
Goodwill	46,000	53,113

Total intangible assets	$159,654	$424,216

All acquisitions have been made from independent third parties.

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. We typically retain the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the quarter ended June 30, 2006, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the quarter ended June 30, 2006, two acquisitions were recorded as asset acquisitions.

Our acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally four months, and that these loans are subject to continual repricing at current rates, management believes the net loan balances approximate their fair value.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximately the fair value. In a business combination the remaining excess of the purchase price over the fair value of the tangible assets and non-compete agreements is allocated two-thirds to goodwill and one-third to customer list. The offices we acquire are small privately owned offices, which do not have sufficient historical data to determine attrition. We believe that the customers acquired have the same characteristics and perform similarly to our customers. Therefore, we utilized the attrition patterns of our customers when developing the methodology. This methodology was determined in fiscal 2002 and was re-evaluated during fiscal 2006.

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occur, in accordance with SFAS 144. If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customers list balance. In most acquisitions, the original customer list allocated to an office is generally less than $100,000 and management believes that in the event of a triggering event, the unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

On April 28, 2006, the Company entered into a $1 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $1 million U.S. dollars at a rate of 11.36 Mexican pesos on April 30, 2007.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The purpose of these instruments is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings and to reduce variability in foreign cash flows. The fair value of the interest rate swap and option is recorded on the consolidated balance sheets as an other asset or other liability. The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of SFAS 133; therefore, the changes in fair value of the swap and option are included in earnings as other income or expenses.

At June 30, 2006, the Company recorded an asset related to the interest rate swap of $855,000, which represented the fair value of the interest rate swap at this date. The corresponding, unrealized gain of $363,000 was recorded as other income for the first quarter. During the quarter, interest expense was decreased by approximately $30,000 as a result of net disbursements under the terms of the interest rate swap. The fair value of the option at June 30, 2006 was less than $50,000.

By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, exists to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of a derivative is negative, no credit risk exists since the Company would owe the counterparty. Market risk is the adverse effect on the financial instruments from a change in interest rates or implied volatility of rates. The Company manages the market risk associated with interest rate contracts and currency options by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate and foreign currency risk management activities is fully incorporated in the Company’s market risk sensitivity analysis. See Part II, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

	Three months
	ended June 30,
	2006	2005
	(Dollars in thousands)

Average gross loans receivable (1)	$430,105	360,042
Average loans receivable (2)	321,787	272,428

Expenses as a % of total revenue:
Provision for loan losses	17.5%	18.4%
General and administrative	54.6%	56.5%
Total interest expense	3.0%	2.5%
Operating margin (3)	27.9%	25.1%

Return on average assets (annualized)	11.7%	9.8%
Offices opened or acquired, net	21	4
Total offices (at period end)	641	583

___________
(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2006, Versus
Three Months Ended June 30, 2005

Net income increased to $10.0 million for the three months ended June 30, 2006, or 36.6%, from the three month period ended June 30, 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $4.8 million, or 37.2%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the quarter ended June 30, 2006, increased by $9.9 million, or 22.3%, over the same period of the prior year. This increase resulted from a $70.1 million increase, or 19.5%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $2.1 million, or 29.7%, between the two quarterly periods. Insurance commissions increased by $1.2 million, or 26.9%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $900,000, or 35.0%, over the two corresponding quarters primarily due to an unrealized gain of $363,000 recorded for the change in the fair value of the interest rate swap and revenue from motor club products which increased approximately $273,000 when comparing the two quarters.

Total revenues rose to $63.8 million during the quarter ended June 30, 2006, a 23.3% increase over the $51.8 million for the corresponding quarter of the previous year. This increase was attributed to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 561 offices open throughout both quarterly periods increased by approximately 19.8%. At June 30, 2006, the Company had 641 offices in operation, an increase of 21 offices from March 31, 2006.

The provision for loan losses during the quarter ended June 30, 2006 increased by $1.6 million, or 17.1%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current quarter amounted to $9.3 million, a slight decrease from $9.7 million charged off during the same quarter of fiscal 2006. As a percentage of average loans receivable, net charge-offs decreased to 11.6% on an annualized basis for the current quarter from 14.2% for the quarter ended June 30, 2005. Although the Company does not anticipate experiencing any near term material change in its ongoing expected loss ratios, it cannot give assurance that such changes will not occur or would not materially and adversely affect the Company’s results of operations and financial condition.

General and administrative expenses for the quarter ended June 30, 2006 increased by $5.6 million, or 19.2% over the same quarter of fiscal 2006. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 10.1% when comparing the two periods; and, as a percentage of total revenue, decreased from 56.5% during the prior year quarter to 54.6% during the most recent quarter. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $600,000 when comparing the two corresponding quarterly periods as a result of the recent rise in interest rates and an increase in the average outstanding balance.

The Company’s effective income tax rate decreased slightly to 37.3% for the quarter ended June 30, 2006 from 37.4% for the prior year quarter.

Overall, per share earnings growth benefited from growth in revenue, as well as declines in general and administrative expenses as a percentage of revenues and lower charge-offs as a percent of average loans. Although we are not expecting future earnings to increase at the same rate as the current quarter, we do expect good results for the remainder of the fiscal year as we focus on internal growth, new office openings, our continued close management of expenses and our recent successes with lower delinquencies and charge-offs.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. generally accepted accounting principles and conform to general practices within the finance company industry. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses which takes into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock. As the Company's gross loans receivable increased from $266.8 million at March 31, 2003 to $416.3 million at March 31, 2006, net cash provided by operating activities for fiscal years 2004, 2005 and 2006 was $69.9 million, $87.7 million and $98.0 million, respectively.

During the first three months of fiscal 2007, the Company repurchased 66,000 shares of its common stock for an aggregate purchase price of $1,922,816. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 50 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2006. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

  The Company acquired one office and a number of loan portfolios from competitors in three states in three separate transactions during the first quarter of fiscal 2007. Gross loans receivable purchased in these transactions were approximately $950,000 in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

  The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2008. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At June 30, 2006, the interest rate on borrowings under the revolving credit facility was 8.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2006, $112.6 million was outstanding under this facility, and there was $54.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of June 30, 2006, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that). Management is not currently aware of any trends, demands, commitments, events or uncertainties related to the Company’s operations that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to obtain such increases or secure other sources of financing in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of three of the eleven states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

Recently Adopted Accounting Pronouncements

Accounting for Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of SFAS 123-R. This standard is effective as of the beginning of the Company’s 2007 fiscal year and applies to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company adopted SFAS 123-R on April 1, 2006. See Note 5 to our Condensed Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, and an other note payable and an interest rate swap. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $112.6 million at June 30, 2006. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%.

Based on the outstanding balance at June 30, 2006, a change of 1% in the interest rates would cause a change in interest expense of approximately $826,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of June 30, 2006 the fair value of the interest rate swap was $855,000 and is included in other assets. The change in fair value from the beginning of the year, recorded as an unrealized gain in other income, was $363,000.

The Company has another note payable which has a balance of $600,000 at June 30, 2006, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 1% of the Company’s total revenues for the quarter ended June 30, 2006 and net loans denominated in Mexican pesos were approximately $1.5 million (USD) at June 30, 2006.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On April 28, 2006, the Company economically hedged its foreign exchange risk by purchasing a $1 million foreign exchange currency option with a strike rate of 11.36 Mexican peso per US dollar. This option expires on April 30, 2007. Changes in the fair value of this option will be recorded as a component of earnings since the Company does not intend to apply hedge accounting under SFAS 133.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At June 30, 2006, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2006. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006. During the first quarter of fiscal 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 9) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds

On May 2, 2006, the Company issued a total of 8,000 shares (or 2,000 shares each) to each of the Company’s non-employee directors. These shares were issued pursuant to the Company’s 2005 Stock Option Plan in consideration of these directors’ services. As of the date of grant, the closing price of the Company’s common stock on the NASDAQ National Market System was $28.96. Half of the shares were vested upon issuance, and the other half will vest on the first anniversary of grant. These shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 in Section 4(2) thereof for transaction by the issuer not involving a public offering.

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion of Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

			(c) Total Number	(d) Approximate Dollar
	(a) Total	(b) Average	of Shares Purchased	Value of Shares
	Number of	Price Paid	as Part of Publicly	That May Yet be
	Shares	per	Announced Plans	Purchased Under the
	Purchased	Share	or Programs	Plans or Programs

April 1 through
April 30, 2006	40,000	29.28	40,000	3,936,665

May 1 through
May 31, 2006	26,000	28.91	26,000	3,185,099

June 1 through	-	-	-	3,185,099
June 30, 2006
Total for the Quarter	66,000	29.13	66,000

*For repurchases prior to May 12, 2005, the reported purchases were pursuant to a repurchase authorization of up to $10,000,000 in Company Common Stock announced May 28, 2004. This repurchase authorization had no stated expiration date, but the remaining portion of the authorization was cancelled at a regularly scheduled Board Meeting on May 12, 2005. At this meeting, the Board of Directors authorized an additional $20 million of repurchases under the Company’s stock repurchase program. This authorization, which was disclosed in a press release dated May 13, 2005, is not subject to specific targets or any expiration date, but may be discontinued at any time.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Third Amended and Restated Bylaws of the Company	99.3	3-29-06 8K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company's Second Amended and Restated Bylaws	3.2	33-42879

4.4	First Amendment to Amend and Restated Revolving Credit Agreement dated August 4, 2006	*	Filed Herewith

4.5	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.6	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.7	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.8	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-07 10-Q

4.9	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

10.1+	Amended and Restated Employment Agreement of Charles D. Walters, effective as of June 1, 2003	10.1	6-30-03 10-Q

10.2+	Amended Agreement of Amended and Restated Employment Agreement of Charles D. Walters, effective as of January 28, 2004	10.2	6-30-04 10-Q

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

10.23	Employment Agreement of A. Alexander McLean, III, Effective April 1, 1994	10.2	1994 10-K

10.4+	First Amendment to Employment Agreement of A. Alexander McLean, III, effective as of June 1, 2003	10.3	6-30-03 10-Q

10.5+	Amended and Restated Employment Agreement of Douglas R. Jones, effective as of June 1, 2003	10.4	6-30-03 10-Q

10.6+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.7+	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III,
A. Alexander McLean, III, Chief Executive Officer
Date: August 9, 2006

By:	/s/ Kelly Malson Snape
Kelly Malson Snape, Vice President and Chief Financial Officer
Date: August 9, 2006