Form 10-Q
period 2006-09-30
WORLD ACCEPTANCE CORP
filed 2006-11-09
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the issuer’s no par value common stock as of November 7, 2006 was 17,530,541.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30,
	2006 and March 31, 2006	3

	Consolidated Statements of Operations for the three and
	six months ended September 30, 2006 and September 30, 2005	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income for the year ended March 31, 2006
	and the six months ended September 30, 2006	5

	Consolidated Statements of Cash Flows for the
	six months ended September 30, 2006 and September 30, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	14
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity, Securities and Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	22

Signatures		24

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS

Cash and cash equivalents	$6,601,102	4,033,888
Gross loans receivable	470,274,665	416,301,892
Less:
Unearned interest and fees	(120,314,243)	(103,556,110)
Allowance for loan losses	(26,548,792)	(22,717,192)
Loans receivable, net	323,411,630	290,028,590
Property and equipment, net	13,072,849	11,039,619
Deferred tax benefit	3,970,908	3,898,000
Other assets, net	8,643,710	6,922,292
Goodwill	4,936,243	4,715,110
Intangible assets, net	10,927,995	12,146,008
Total assets	$371,564,437	332,783,507

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	122,600,000	99,800,000
Other notes payable	600,000	800,000
Income taxes payable	1,054,978	6,778,276
Accounts payable and accrued expenses	13,289,795	14,975,112
Total liabilities	137,544,773	122,353,388

Shareholders' equity:
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding
18,531,691 and 18,336,604 shares at September 30, 2006
and March 31, 2006, respectively	-	-
Additional paid-in capital	5,710,047	1,209,358
Retained earnings	228,404,900	209,270,853
Accumulated other comprehensive loss	(95,283)	(50,092)
Total shareholders' equity	234,019,664	210,430,119
Commitments and contingencies	$371,564,437	332,783,507

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest and fee income	$58,749,903	48,743,672	113,286,046	93,342,567
Insurance and other income	8,457,602	8,000,559	17,759,037	15,169,323
Total revenues	67,207,505	56,744,231	131,045,083	108,511,890

Expenses:
Provision for loan losses	13,812,779	13,131,219	24,980,247	22,671,322
General and administrative expenses:
Personnel	23,673,664	19,633,345	47,266,339	39,215,193
Occupancy and equipment	4,414,689	3,579,978	8,329,960	6,764,435
Data processing	555,005	511,997	1,049,743	1,012,613
Advertising	1,793,544	1,640,855	3,683,451	3,298,377
Amortization of intangible assets	742,188	729,947	1,535,917	1,415,912
Other	4,110,407	4,034,313	8,270,692	7,664,380
	35,289,497	30,130,435	70,136,102	59,370,910

Interest expense	2,269,540	1,621,539	4,170,779	2,928,131
Total expenses	51,371,816	44,883,193	99,287,128	84,970,363

Income before income taxes	15,835,689	11,861,038	31,757,955	23,541,527

Income taxes	5,975,004	4,432,000	11,910,450	8,800,000

Net income	$9,860,685	7,429,038	19,847,505	14,741,527

Net income per common share:
Basic	$.53	.40	1.07	.79
Diluted	$.52	.39	1.05	.76

Weighted average common shares
outstanding:
Basic	18,514,433	18,527,955	18,468,387	18,670,019
Diluted	18,884,094	19,147,348	18,839,978	19,312,224

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

			Accumulated
	Additional		Other	Total	Total
	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Capital	Earnings	Loss, Net	Equity	Income
Balances at March 31, 2005	11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock options (190,397 shares), including tax benefits of $1,205,288	3,045,527	-	-	3,045,527

Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	-	(20,791,474)

Other comprehensive loss	-	-	(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock Options (253,087 shares), including tax benefits of $1,874,756	4,283,834	-	-	4,283,834

Common stock repurchases (66,000 shares)	(1,209,358)	(713,458)		(1,922,816)

Issuance of restricted common stock under stock option plan (8,000 shares)	164,107	-	-	164,107

Stock option expense	1,262,106	-	-	1,262,106
Other comprehensive loss			(45,191)	(45,191)	(45,191)
Net income	-	19,847,505	-	19,847,505	19,847,505
Total comprehensive income	-	-	-	-	19,802,314

Balances at September 30, 2006	$5,710,047	228,404,900	(95,283)	234,019,664

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,847,505	14,741,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,980,247	22,671,322
Amortization of intangible assets	1,535,917	1,415,912
Amortization of loan costs and discounts	-	25,000
Depreciation	1,362,359	1,095,334
Compensation related to stock option and restricted stock plans	1,426,213	-
Tax benefit from exercise of stock options	-	789,482
Change in accounts:
Deferred tax assets	(72,908)	-
Other assets, net	(1,766,609)	237,655
Accounts payable and accrued expenses	(1,803,671)	(8,457,695)
Income taxes payable	(5,723,298)	3,855,171

Net cash provided by operating activities	39,785,755	36,373,708

Cash flows from investing activities:
Increase in loans, net	(56,032,684)	(48,220,410)
Net assets acquired from office acquisitions, primarily loans	(2,344,103)	(2,325,778)
Purchases of premises and equipment	(3,382,089)	(1,987,586)
Purchases of intangible assets	(539,037)	(1,174,216)

Net cash used in investing activities	(62,297,913)	(53,707,990)

Cash flows from financing activities:
Net change in bank overdraft	118,354	(224,884)
Proceeds from senior notes payable, net	22,800,000	38,700,000
Repayment of other notes payable	(200,000)	(200,000)
Repurchase of common stock	(1,922,816)	(20,791,474)
Proceeds from exercise of stock options	2,409,078	1,046,687
Tax benefit from exercise of stock options	1,874,756	-

Net cash provided by financing activities	25,079,372	18,530,329

Increase in cash and cash equivalents	2,567,214	1,196,047

Cash and cash equivalents beginning of period	4,033,888	3,046,677

Cash and cash equivalents end of period	$6,601,102	4,242,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,174,355	2,810,797
Cash paid for income taxes	15,826,119	4,155,347

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2006, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2006, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 - COMPREHENSIVE INCOME

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive loss as of September 30, 2006:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	(116,353)	-	(50,092)	-
Unrealized income (loss) from foreign exchange translation adjustment	$21,070	(5,285)	(45,191)	(5,285)
Balance at end of period	$(95,283)	(5,285)	(95,283)	(5,285)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$24,604,838	20,531,043	22,717,192	20,672,740
Provision for loan losses	13,812,779	13,131,219	24,980,247	22,671,322
Loan losses	(13,255,540)	(12,550,416)	(23,944,336)	(23,306,962)
Recoveries	1,302,812	1,025,488	2,676,242	2,089,671
Allowance on acquired loans, net of specific charge-offs	83,903	86,087	119,447	96,650
Balance at end of period	$26,548,792	22,223,421	26,548,792	22,223,421

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

For the quarters ended September 30, 2006 and 2005, the Company recorded adjustments of approximately $84,000 and $86,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments were $119,000 and $97,000 for the six-months ended September 30, 2006 and 2005, respectively. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 - AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Basic:
Weighted average common shares outstanding (denominator)	18,514,433	18,527,955	18,468,387	18,670,019

Diluted:
Weighted average common shares outstanding	18,514,433	18,527,955	18,468,387	18,670,019
Dilutive potential common shares	371,318	619,393	368,558	642,205
Weighted average diluted shares outstanding (denominator)	18,885,751	19,147,348	18,836,945	19,312,224

As of September 30, 2005 and 2006, there were no anti-dilutive shares.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At September 30, 2006, there were 768,800 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS” 123-R), using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation will be recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Sholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations. Prior to fiscal year 2007, stock option compensation was included as a pro forma disclosure, as permitted by SFAS 123.

As a result of adopting SFAS 123-R, the impact to the Consolidated Statements of Operations for the quarter ended September 30, 2006 was to decrease income before income taxes and net income by $727,000 and $454,000, respectively, and basic and diluted earnings per share by $0.02. The impact to the Consolidated Statement of Operations for the six-month period ended September 30, 2006 was to decrease income before income taxes and net income by approximately $1,426,000 and $891,000, respectively, and basic and diluted earnings per share by $0.05. In addition, prior to the adoption of SFAS 123-R, the Company presented the tax benefit from the exercise of stock options as a cash flow provided by operating activities in the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123-R, this tax benefit is classified as a cash flow provided by financing activities.

Option activity for the six months ended September 30, 2006, was as follows:

	Weighted Average Exercise		Weighted Average Remaining Contractual	Aggregated Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of year	1,274,068	$15.56
Granted	-	$-
Exercised	(253,087)	$15.01
Forfeited	(4,799)	$11.90
Options outstanding, end of period	1,016,182	$17.08	6.73	$27,337,319
Options exercisable, end of period	400,132	$6.17	4.38	$3,854,191

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of September 30, 2006. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended September 30, 2006 and 2005 were as follows:

	2006	2005
Three month ended	$871,350	313,513
Six months ended	$5,482,864	2,224,903

As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options amounts to approximately $3.7 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Prior to the adoption of SFAS No. 123-R on April 1, 2006, the Company accounted for its stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting of Stock Issued to Employees.” The pro forma table below reflects net income and basic and diluted earnings per share for the three and six months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123:

	Three months ended September 30,	Six months ended September 30,
	2005	2005
	(Dollars in thousands, except per share amounts)
Net income
Net income, as reported	$7,429	14,742
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related income tax effect	241	619
Pro forma net income	7,188	14,123

Basic earnings per share
As reported	$0.40	0.79
Pro forma	$0.39	0.76

Diluted earnings per share
As reported	$0.39	0.76
Pro forma	$0.38	0.73

The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2005 was $13.45 per share. This fair value was estimated at grant date using the following weighted-average assumptions: dividend yield of $0, expected volatility of 44.31%, average risk-free interest rate of 3.88%, expected life of 7.5 years and vesting period ranging from one to five years. There were no option grants during the six months ended September 30, 2006.

The expected stock price volatility is based on the historical volatility of the Company’s stock over the 7.5 years prior to the grant date. The expected term represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term.

Restricted Stock

On May 2, 2006, the Company granted 8,000 shares of restricted stock (which are equity classified), with a grant date fair value of $28.96 per share, to its independent directors. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $28,959 and $164,107 of compensation expense for the quarter and six months ended September 30, 2006 related to this restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of September 30, 2006, there was approximately $67,573 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next seven months.

Total share-based compensation included as a component of net income as of September 30, 2006 was as follows:

	Three months ended	Six months ended
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$697,908	$1,262,106
Share-based compensation related to restricted stock units	28,959	164,107

Total share-based compensation related to equity classified awards	$726,867	$1,426,213

NOTE 6 - ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2006 and 2005:

	2006	2005
Number of offices purchased	9	14
Merged into existing offices	4	13
Purchase Price	$2,883,140	$3,499,994
Tangible assets:
Net loans	2,330,603	2,285,778
Furniture, fixtures & equipment	13,500	40,000

Excess of purchase prices over carrying value of
net intangible assets	$2,344,103	$2,325,778

Customer lists	254,904	1,063,316
Non-compete agreements	41,000	60,000
Goodwill	243,133	50,900

Total intangible assets	$539,037	$1,174,216

All acquisitions have been made from independent third parties.

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets and non-compete agreements is allocated two-thirds to goodwill and one-third to customer list. Generally, the acquired offices are small, privately owned offices, which do not have sufficient historical data to determine attrition. Management believes that the customers acquired have the same characteristics and perform similarly to customers of the Company. Therefore, management utilized the attrition patterns of the Company’s customers when developing the methodology. This methodology was determined in fiscal 2002 and was re-evaluated during fiscal 2006. During the six months ended September 30, 2006, 5 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the six months ended September 30, 2006, 4 acquisitions were recorded as asset acquisitions.

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

Customer lists are allocated at an office level and are evaluated for impairment at an office level, in accordance with SFAS 144 “Accounting for the Impairment or Disposed of a Long Lived Assets.” If an impairment occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.

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

At September 30, 2006, the Company recorded an asset related to the interest rate swap of $215,000, which represented the fair value of the interest rate swap at that date. The corresponding unrealized losses of $640,000 and $278,000 were recorded as other income for the quarter and six month period ended September 30, 2006, respectively. During the quarter and six month period ended September 30, 2006, interest expense was decreased by approximately $33,000 and $63,000, respectively, as a result of net disbursements under the terms of the interest rate swap. The fair value of the option at September 30, 2006 was a loss of approximately $15,000.

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

By using derivative instruments, the Company is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, exists to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes the Company. When the fair value of a derivative is negative, no credit risk exists since the Company would owe the counterparty. Market risk is the adverse effect on the financial instruments from a change in interest rates or implied volatility of exchange rates. The Company manages the market risk associated with interest rate contracts and currency options by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate and foreign currency risk management activities is fully incorporated in the Company’s market risk sensitivity analysis. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

NOTE 8 - SUBSEQUENT EVENTS

Second Amendment to Amended and Restated Credit Agreement

The Company entered into a Second Amendment to the Amended and Restated Credit Agreement dated as of October 2, 2006 (the “Amendment”), which amends the Company’s Amended and Restated Revolving Credit Agreement, dated as of July 20, 2005, as amended (the “Credit Agreement”) among the Company, the banks party thereto (the “Banks”), JPMorgan Chase Bank as Co-Agent and Harris N.A. as Agent for the Banks.

     The Amendment permits the Company to incur up to $110,000,000 in aggregate principal amount of indebtedness under the Convertible Notes (as defined in the Convertible Senior Notes section below) on the terms, including subordination terms, set forth in the offering memorandum for the Convertible Notes dated as of October 3, 2006, and confirms that the Notes constitute subordinated indebtedness as defined in the Credit Agreement. In addition, the Amendment modifies the consolidated net worth and fixed charge coverage ratio financial covenants in the Credit Agreement and adjusts an indebtedness negative covenant in the Credit Agreement that, as amended, prohibits the incurrence of (i) senior debt as defined in the Credit Agreement, on a consolidated basis that exceeds 375% of the sum of consolidated adjusted net worth and the aggregate unpaid principal amount of subordinated debt, and (ii) subordinated debt that exceeds 150% of consolidated adjusted net worth.

The Amendment eliminates the current restricted payments negative covenant in the Credit Agreement and replaces it with a covenant (i) requiring all obligations under the Credit Agreement to constitute senior debt under any agreement covering subordinated debt (and all such obligations to constitute designated senior debt under the indenture for the Convertible Notes), (ii) restricting amendments to subordinated debt (other than amendments with respect to interest rates, deferral of repayments or other matters not adverse to the senior lenders), and (iii) restricting voluntary prepayments and redemptions and cash payments upon conversion of any subordinated debt except for any such payments that on a pro forma basis do not create a default or event of default as defined in the Credit Agreement.

The Amendment also permits the convertible note hedge and warrant transactions, described in the Convertible Senior Notes section below, and provides that a default by the Company under such convertible note hedge and warrant transactions will also constitute an event of default under the Credit Agreement.

Convertible Senior Notes

On October 10, 2006, the Company issued $110 million aggregate principal amount of its 3.0% convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933. Interest on the Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007. The Convertible Notes are the Company’s direct, senior subordinated, unsecured obligations and rank equally in rate of payment with all existing and future unsecured senior subordinated debt of the Company, senior in right of payment to all of the Company’s existing and future subordinated debt and junior to all of the Company’s existing and future senior debt.  The Convertible Notes are structurally junior to the liabilities of the Company’s subsidiaries. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, at an initial conversion rate of 16.0229 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $62.41 per share, subject to adjustment. Upon conversion, the Company will pay cash up to the principal amount of notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount based on a 30 trading-day observation period. The Company does not expect to be required to include the underlying shares in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $62.41 per share.

Holders may convert the Convertible Notes prior to July 1, 2011 only if one or more of the following conditions are satisfied:

•
During any fiscal quarter commencing after December 31, 2006, if the last reported sale price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on such last trading day;

•
During the five business day period after any ten consecutive trading day period in which the trading price per note for each day of such ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or

•	The occurrence of specified corporate transactions.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to October 1, 2011, the Company may be obligated to pay an additional make-whole premium with respect to the Convertible Notes converted. If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to purchase the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes purchased plus accrued interest to, but excluding, the purchase date.

Holders may also surrender their Convertible Notes for conversion anytime on or after July 1, 2011 until the close of business on the third business day immediately preceding the maturity date, regardless of whether any of the foregoing conditions have been satisfied.

The Company does not expect that the contingent conversion feature will be required to be bifurcated and accounted for separately under the provisions of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were approximately $3.6 million.

Convertible Notes Hedge Strategy

Concurrent and in connection with the sale of the Convertible Notes, the Company purchased call options to purchase from the counterparties shares of the Company’s common stock equal to the conversion rate as of the date the options are exercised for the Convertible Notes, at a price of $62.4105 per share. The cost of the call options totaled $22.1 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 1,762,519 shares of the Company’s common stock at a price of $73.97 per share and received net proceeds from the sale of increasing these warrants of $14.5 million. Taken together, the call option and warrant agreements have the effect to the Company of the effective conversion price of the Convertible Notes to $73.97 per share. The call options and warrants must be settled in net shares. On the date of settlement, if the market price per share of the Company’s common stock is above $73.97 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $73.97 per share.

The warrants have a strike price of $73.97 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof. There were no underwriting commissions or discounts in connection with the sale of the warrants.

The Company expects to account for the call options and warrants as a net reduction in additional paid in capital, and currently does not expect to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Share Repurchase

On October 3, 2006 the Company announced that the board of directors authorized the repurchase of up to an aggregate of $55 million of its common stock. This repurchase program replaces all previously announced common stock repurchase programs. The Company promptly repurchased approximately $48 million of common stock (1,030,900 shares) in negotiated transactions with institutional investors. The stock repurchase program may be suspended or discontinued at any time.

Titan Acquisition

On October 6, 2006 the Company announced that it has agreed to purchase assets, consisting primarily of loans receivable, from Titan Financial Group, II, LLC and certain of its affiliated companies for approximately $13.5 million in cash. The assets include the loan receivable portfolios and operating assets of Titan office locations across Georgia and South Carolina. The Company expects to keep open 39 of the 69 Titan offices and consolidate the remaining Titan offices into existing operations. On October 6, 2006, the Bankruptcy Court Judge exercising jurisdiction over the Chapter 11 bankruptcy cases filed by Titan and its affiliates entered an order approving the agreed purchase terms.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Average gross loans receivable (1)	$462,233	381,910	447,060	370,965
Average net loans receivable (2)	343,980	287,133	333,551	279,824

Expenses as a % of total revenue:
Provision for loan losses	20.6%	23.1%	19.1%	20.9%
General and administrative	52.5%	53.1%	53.5%	54.7%
Total interest expense	3.4%	2.9%	3.2%	2.7%
Operating margin (3)	26.9%	23.8%	27.4%	24.4%
Return on average assets (annualized)	10.9%	9.5%	11.3%	9.6%
Offices opened or acquired, net	37	28	58	32
Total offices (at period end)	678	611	678	611

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2006, Versus
Three Months Ended September 30, 2005

Net income increased to $9.9 million for the three months ended September 30, 2006, or 32.7%, from the three month period ended September 30, 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $4.6 million, or 34.3%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the quarter ended September 30, 2006, increased by $10.0 million, or 20.5%, over the same period of the prior year. This increase resulted from an $80.0 million increase, or 21.0%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $457,000, or 5.7%, between the two quarterly periods. Insurance commissions increased by $932,000, or 19.3%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income decreased by approximately $475,000, or 15%, over the two corresponding quarters. The decrease is attributed to an unrealized loss of $640,000 recorded for the change in the fair value of the interest rate swap. This decrease was offset by an increase in revenue from motor club products of approximately $249,000 when comparing the two quarters.

Total revenues rose to $67.2 million during the quarter ended September 30, 2006, an 18.4% increase over the $56.7 million for the corresponding quarter of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 571 offices open throughout both quarterly periods increased by approximately 11.8%. At September 30, 2006, the Company had 678 offices in operation, an increase of 58 offices from March 31, 2006.

The provision for loan losses during the quarter ended September 30, 2006 increased by $682,000, or 5.2%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current quarter amounted to $12.0 million, a slight increase from $11.5 million charged off during the same quarter of fiscal year 2006. As a percentage of average loans receivable, net charge-offs decreased to 14.0% on an annualized basis for the current quarter from 16.1% for the quarter ended September 30, 2005. Although the Company does not anticipate experiencing any near term material change in its ongoing expected loss ratios, it cannot give assurance that such changes will not occur or would not materially and adversely affect the Company’s results of operations and financial condition.

General and administrative expenses for the quarter ended September 30, 2006 increased by $5.2 million, or 17.1% over the same quarter of fiscal year 2006. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 5.5% when comparing the two periods; and, as a percentage of total revenue, decreased from 53.1% over the same quarter of fiscal year 2006 to 52.5% during the most recent period. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $648,000 when comparing the two corresponding quarterly periods as a result of the recent rise in interest rates and an increase in the average outstanding balance.

The Company’s effective income tax rate increased slightly to 37.7% for the three months ended September 30, 2006 from 37.4% for the prior year quarter.

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

Comparison of Six Months Ended September 30, 2006, Versus
Six Months Ended September 30, 2005

Net income increased to $19.8 million for the six months ended September 30, 2006, or 34.6% from the six month period ended June 30, 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $9.5 million, or 35.7%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the six months ended September 30, 2006, increased by $19.9 million, or 21.4%, over the same period of the prior year. This increase resulted from a $76.1 million increase, or 20.5%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $2.6 million, or 17.1%, between the two periods. Insurance commissions increased by $2.2 million, or 23.0%, during the most recent six months when compared to the prior year first six months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $409,000, or 7.2%, over the two corresponding periods primarily due to an increase in revenue from motor club products of approximately $424,000 when comparing the two six month periods. This increase was partially offset by an unrealized loss of $278,000 recorded for the change in the fair value of the interest rate swap.

Total revenues rose to $131.0 million during the six months ended September 30, 2006, a 20.8% increase over the $108.5 million for the corresponding period of the previous year. This increase was attributed to new offices and an increase in revenues from offices open throughout both periods. Revenues from the 571 offices open throughout both periods increased by approximately 15.6%.

The provision for loan losses during the six months ended September 30, 2006 increased by $2.3 million, or 10.2%, from the same period last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current six month period amounted to $21.4 million, a slight increase from $21.0 million charged off during the same period of fiscal 2006. As a percentage of average loans receivable, net charge-offs decreased to 12.8% on an annualized basis for the current six month period from 15.0% for the six month period ended September 30, 2005. Although the Company does not anticipate experiencing any near term material change in its ongoing expected loss ratios, it cannot give assurance that such changes will not occur or would not materially and adversely affect the Company’s results of operations and financial condition.

General and administrative expenses for the six month period ended September 30, 2006 increased by $10.8 million, or 18.1% over the same six month period of fiscal 2006. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 7.8% when comparing the two periods; and, as a percentage of total revenue, decreased from 54.7% during the prior year six month period to 53.5% during the most recent six month period. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $1.2 when comparing the two corresponding six month periods as a result of the recent rise in interest rates and an increase in the average outstanding balance.

The Company’s effective income tax rate increased slightly to 37.5% for the six month period ended September 30, 2006 from 37.4% for the prior year period.

Overall, per share earnings growth benefited from growth in revenue, as well as declines in general and administrative expenses as a percentage of revenues and lower charge-offs as a percent of average loans. Although we are not expecting future earnings to increase at the same rate as the current six month period, we do expect good results for the remainder of the fiscal year as we focus on internal growth, new office openings, our continued close management of expenses and our recent successes with lower delinquencies and charge-offs.

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

During the first six months of fiscal 2007, the Company repurchased 66,000 shares of its common stock for an aggregate purchase price of $1,922,816. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 50 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2006. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

  The Company acquired 9 office and a number of loan portfolios from competitors in 7 states in 8 separate transactions during the first six months of fiscal 2007. Gross loans receivable purchased in these transactions were approximately $2.8 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2008. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At September 30, 2006, the interest rate on borrowings under the revolving credit facility was 8.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2006, $122.6 million was outstanding under this facility, and there was $44.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of September 30, 2006, and does not believe that these agreements will materially limit its business and expansion strategy.

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

Subsequent to September 30, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3.0% Convertible Senior Subordinated Notes due October 1, 2011. See Note 8 to the unaudited Consolidated Financial Statements included in this report for more information regarding these transacations.

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

Recently Adopted Accounting Pronouncements

Accounting for Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised) (SFAS 123-R), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the SEC announced the adoption of a rule that delays the effective date of SFAS 123-R. This standard is effective as of the beginning of the Company’s 2007 fiscal year and applies to previously issued and unvested awards, as well as all awards granted, modified, cancelled or repurchased after the effective date. The Company adopted SFAS 123-R on April 1, 2006. See Note 5 to our Consolidated Financial Statements.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”), was issued. It clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FASB Interpretation No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management is currently evaluating the impact of FASB Interpretation No. 48, which must be implemented effective March 31, 2007.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, we will adopt this new accounting standard effective April 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements is quantifying current year misstatements for the purpose of a materially assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006 and the Company is required to adopt it in the fourth quarter of fiscal 2007. Management is currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements. Specifically, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s expectations regarding favorable results on the continuation of favorable trends for the remainder of this fiscal year are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation, and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, and an other note payable and an interest rate swap. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $122.6 million at September 30, 2006. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%.

Based on the outstanding balance at September 30, 2006, a change of 1% in the interest rates would cause a change in interest expense of approximately $932,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of September 30, 2006 the fair value of the interest rate swap was $215,000 and is included in other assets. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was $278,000.

The Company has another note payable which has a balance of $600,000 at September 30, 2006, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 1% of the Company’s total revenues for the quarter ended September 30, 2006 and net loans denominated in Mexican pesos were approximately $2.2 million (USD) at September 30, 2006.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On April 28, 2006, the Company economically hedged its foreign exchange risk by purchasing a $1 million foreign exchange currency option with a strike rate of 11.36 Mexican peso per US dollar. This option expires on April 30, 2007. Changes in the fair value of this option is recorded as a component of earnings since the Company does not apply hedge accounting under SFAS 133. The fair value of the option at September 30, 2006, and the change in the fair value of the option in fiscal 2007 is less than $50,000.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At September 30, 2006, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended September 30, 2006. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006. During the second quarter of fiscal 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A. Risk Factors

The information presented below updates, and should be read in conjunction with, the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2006, found in Part I, Item 1A (page 9) of that Form 10-K.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility and other note payable or any other floating-interest-rate debt obligations we may incur, but such changes could also affect our ability to originate loans. If the interest we pay on our revolving credit facility increases, earnings could be adversely affected because we generally charge the maximum fees allowed by the respective state’s regulatory agency. Additional information regarding interest rate risk is included in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and subsequent quarterly reports on Form 10-Q.

Absence of dividends could reduce our attractiveness to investors.

Since 1989, we have not declared or paid cash dividends on our common stock and may not pay cash dividends in the foreseeable future. As a result, our common stock may be less attractive to certain investors than the stock of dividend-paying companies.

Various provisions and laws could delay or prevent a change of control that stockholders may favor.

Provisions of our articles of incorporation and South Carolina law could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our stockholders to change our management. In particular, our articles of incorporation and South Carolina law, among other things, will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock to approve our merger or consolidation with another corporation and authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2006, pursuant to a purchase agreement dated as of October 3, 2006, between the Company and J.P. Morgan Securities Inc. as representative for itself and Jeffries & Company, Inc. and BMO Capital Markets Corp., as initial purchasers, the Company issued $110,000,000 aggregate principal amount of its 3.00% Convertible Senior Subordinated Notes due 2011. The notes were sold by the initial purchasers to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933. Other information regarding the sale of the notes was set forth in Forms 8-K filed by the Company on October 4, 2006 and October 12, 2006 and is included in Note 8 to the accompanying unaudited Consolidated Financial Statements included in this report.

Item 4. Submission of Matters of a Vote of Security Holders

(a)	The 2006 Annual Meeting of Shareholders was held on August 2, 2006.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2006 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

(1)	The election of six Directors to serve until the 2007 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD
Ken R. Bramlett, Jr.	16,848,993	355,221
James R. Gilreath	16,848,712	355,502
William S. Hummers III	16,848,693	355,521
A. Alexander McLean III	16,849,726	354,488
Charles D. Walters	16,282,598	921,616
Charles D. Way	16,849,012	355,202

(2)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*

17,088,604	112,022	3,588

*There were no broker non-votes on this routine item.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the
	Company, as amended	3.1	333-107426

3.2	Third Amended and Restated Bylaws of the Company	99.3	3-29-06 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second
	Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company's Second Amended
	and Restated Bylaws	3.2	33-42879

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	Second Amendment to Amended and Restated Revolving Credit
	Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.6	First Amendment Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as
	amended through July 20, 2005	4.6	9-30-05 10-Q

4.9	Fourth Amendment to Subsidiary Amended and Restated
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement,
	Pledge and Indenture of Trust, dated as of June 30, 1997, between
	the Company and Harris Trust and Savings Bank, as Security
	Trustee	4.8	9-30-07 10-Q

4.11	Fifth Amendment to Amended and Restated Security Agreement,
	Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company
	and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: November 9, 2006

By:	/s/ Kelly Malson Snape
Kelly Malson Snape, Vice President and
Chief Financial Officer Date: November 9, 2006