Form 10-Q
period 2006-12-31
WORLD ACCEPTANCE CORP
filed 2007-02-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________ to _________________

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

The number of outstanding shares of the issuer’s no par value common stock as of February 7, 2007 was 17,598,666.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31,
	2006 and March 31, 2006	3

	Consolidated Statements of Operations for the three and
	nine months ended December 31, 2006 and December 31, 2005	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income for the year ended March 31, 2006
	and the nine months ended December 31, 2006	5

	Consolidated Statements of Cash Flows for the
	nine months ended December 31, 2006 and December 31, 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity, Securities and Use of Proceeds	21

Item 6.	Exhibits	23

Signatures		25

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2006	March 31, 2006
ASSETS
Cash and cash equivalents	$7,121,417	4,033,888
Gross loans receivable	560,741,539	416,301,892
Less:
Unearned interest and fees	(144,521,603)	(103,556,110)
Allowance for loan losses	(30,715,136)	(22,717,192)
Loans receivable, net	385,504,800	290,028,590
Property and equipment, net	13,880,208	11,039,619
Deferred tax benefit	11,847,382	3,898,000
Other assets, net	11,480,160	6,922,292
Goodwill	5,021,315	4,715,110
Intangible assets, net	11,624,127	12,146,008
Total assets	$446,479,409	332,783,507

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	126,300,000	99,800,000
Convertible senior subordinated notes payable	110,000,000	-
Other notes payable	600,000	800,000
Income taxes payable	-	6,778,276
Accounts payable and accrued expenses	15,468,602	14,975,112
Total liabilities	252,368,602	122,353,388

Shareholders' equity:
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding
17,571,666 and 18,336,604 shares at December 31, 2006
and March 31, 2006, respectively	-	-
Additional paid-in capital	878,241	1,209,358
Retained earnings	193,246,823	209,270,853
Accumulated other comprehensive loss	(14,257)	(50,092)
Total shareholders' equity	194,110,807	210,430,119
Commitments and contingencies
	$446,479,409	332,783,507

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues:
Interest and fee income	$63,509,413	52,379,939	176,795,459	145,722,506
Insurance and other income	10,593,333	8,939,317	28,352,370	24,108,640
Total revenues	74,102,746	61,319,256	205,147,829	169,831,146

Expenses:
Provision for loan losses	18,365,040	16,726,019	43,345,287	39,397,341
General and administrative expenses:
Personnel	25,777,752	20,284,746	73,044,091	59,499,939
Occupancy and equipment	4,439,229	3,640,512	12,769,189	10,404,947
Data processing	571,233	511,794	1,620,976	1,524,407
Advertising	4,734,272	3,964,060	8,417,723	7,262,437
Amortization of intangible assets	683,437	708,639	2,219,354	2,124,551
Other	5,253,576	4,305,436	13,524,267	11,969,816
	41,459,499	33,415,187	111,595,600	92,786,097

Interest expense	2,822,951	2,141,875	6,993,730	5,070,006
Total expenses	62,647,490	52,283,081	161,934,617	137,253,444

Income before income taxes	11,455,256	9,036,175	43,213,212	32,577,702

Income taxes	4,444,007	3,350,000	16,354,457	12,150,000

Net income	$7,011,249	5,686,175	26,858,755	20,427,702

Net income per common share:
Basic	$.40	.31	1.48	1.10
Diluted	$.39	.30	1.45	1.07

Weighted average common shares
outstanding:
Basic	17,572,202	18,299,647	18,169,659	18,546,562
Diluted	17,950,091	18,896,334	18,547,439	19,173,596

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity	Total Comprehensive Income

Balances at March 31, 2005	$11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock
Options (190,397 shares),
including tax benefits of
$1,205,288	3,045,527	-	-	3,045,527
Common stock repurchases
(800,400 shares)	(13,800,225)	(6,991,249)		(20,791,474)
Other comprehensive loss			(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock
options 298,520 shares),
including tax benefits of
$2,492,660	5,595,827	-	-	5,595,827
Common stock repurchases
1,096,900 shares)	(6,698,538)	(42,882,785)	-	(49,581,323)
Issuance of restricted common
stock under stock option
plan (33,442 shares)	285,607	-	-	285,607
Stock option expense	2,239,369	-	-	2,239,369
Tax benefit from Convertible note	6,700,000	-	-	6,700,000
Proceeds from sale of warrants
associated with convertible
notes	16,155,823	-	-	16,155,823
Purchase of call option associated
with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	35,835	35,835	35,835

Net income	-	26,858,755	-	26,858,755	26,858,755
Total comprehensive income	-	-	-	-	26,894,590

Balances at December 31, 2006	$878,241	193,246,823	(14,257)	194,110,807

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$26,858,755	20,427,702
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	43,345,287	39,397,341
Amortization of intangible assets	2,219,354	2,124,551
Amortization of loan costs and discounts	189,069	25,000
Depreciation	2,088,592	1,665,743
Compensation related to stock option and
restricted stock plans	2,524,976	-
Tax benefit from exercise of stock options	-	1,087,360
Change in accounts:
Deferred tax assets	(1,249,382)	7,275,000
Other assets, net	(1,097,219)	419,097
Accounts payable and accrued expenses	(1,028,571)	(7,061,274)
Income taxes payable	(6,778,276)	(1,624,069)
Net cash provided by operating activities	67,072,585	63,736,451
Cash flows from investing activities:
Increase in loans, net	(122,858,663)	(107,863,062)
Net assets acquired from office acquisitions,
primarily loans	(16,101,334)	(6,240,243)
Purchases of premises and equipment	(4,790,681)	(2,693,080)
Purchases of intangible assets	(2,003,678)	(2,149,241)
Net cash used in investing activities	(145,754,356)	(118,945,626)
Cash flows from financing activities:
Net change in bank overdraft	1,522,061	162,166
Proceeds from senior notes payable, net	26,500,000	76,500,000
Proceeds from senior subordinated notes	110,000,000	-
Repayment of other notes payable	(200,000)	(200,000)
Repurchase of common stock	(49,581,323)	(20,791,474)
Proceeds from sale of warrants associated with
convertible notes	16,155,823	-
Purchase of call option associated with convertible notes	(24,609,205)	-
Loan cost associated with convertible notes	(3,613,883)	-
Proceeds from exercise of stock options	3,103,167	1,660,125
Tax benefit from exercise of stock options	2,492,660	-

Net cash provided by financing activities	81,769,300	57,330,817
Increase in cash	3,087,529	2,121,642
Cash, beginning of period	4,033,888	3,046,677
Cash, end of period	$7,121,417	5,168,319
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,997,336	4,637,177
Cash paid for income taxes	23,153,254	5,411,845

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Unaudited)

The Company is a small-loan consumer finance company headquartered in Greenville, South Carolina, that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit. It also offers income tax return preparation services and access to refund anticipation loans (through a third party bank) to its customer base and to others.

The Company also markets computer software and related services to financial services companies through its ParaData Financial Systems (“ParaData”) subsidiary.

As of December 31, 2006, the Company operated 719 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. The Company also operated 12 offices in Mexico. The Company is subject to numerous lending regulations that vary by state.

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2006, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2006, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 - COMPREHENSIVE INCOME

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive (loss) as of December 31, 2006:

	Three months		Nine months
	ended December 31,		ended December 31,
	2006	2005	2006	2005

Balance at beginning of period	(95,283)	(5,285)	(50,092)	-
Unrealized loss from hedged transaction	-	(5,263)	-	(5,263)
Unrealized income (loss) from foreign
exchange translation adjustment	81,026	(2,109)	35,835	(7,394)
Balance at end of period	$(14,257)	(12,657)	(14,257)	(12,657)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months		Nine months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$26,548,792	22,223,421	22,717,192	20,672,740
Provision for loan losses	18,365,040	16,726,019	43,345,287	39,397,341
Loan losses	(16,299,895)	(14,829,426)	(40,337,397)	(37,936,388)
Recoveries	1,303,498	1,068,420	3,979,740	3,158,091
Allowance on acquired loans, net
of specific charge-offs	797,701	282,324	1,010,314	178,975
Balance at end of period	$30,715,136	25,470,759	30,715,136	25,470,759

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent. Loans acquired that are more than 60 days past due are included in the scope of SOP 03-3 and, therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the quarters ended December 31, 2006 and 2005, the Company recorded adjustments of approximately $798,000 and $282,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. These adjustments were $1,010,000 and $179,000 for the nine-months ended December 31, 2006 and 2005, respectively. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 - AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Basic:
Weighted average common shares
outstanding (denominator)	17,572,202	18,299,647	18,169,659	18,546,562

Diluted:
Weighted average common shares
outstanding	17,572,202	18,299,647	18,169,659	18,546,562
Dilutive potential common shares	377,889	596,687	377,780	627,034
Weighted average diluted shares
outstanding (denominator)	17,950,091	18,896,334	18,547,439	19,173,596

As of December 31, 2005, there were no anti-dilutive shares. As of December 31, 2006, there were 30,936 anti-dilutive shares.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At December 31, 2006, there were 645,658 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation will be recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Sholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations. Prior to fiscal year 2007, stock option compensation was included as a pro forma disclosure, as permitted by SFAS 123.

As a result of adopting SFAS 123R, the impact to the Consolidated Statements of Operations for the quarter ended December 31, 2006 was to decrease income before income taxes and net income by $1.7 million and $1.0 million, respectively, and basic and diluted earnings per share by $0.06. The impact to the Consolidated Statement of Operations for the nine-month period ended December 31, 2006 was to decrease income before income taxes and net income by approximately $3.1 million and $1.9 million, respectively, and basic and diluted earnings per share by $0.11 and $0.10, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit from the exercise of stock options as a cash flow provided by operating activities in the Consolidated Statements of Cash Flows. Upon adoption of SFAS 123R, this tax benefit is classified as a cash flow provided by financing activities.

Option activity for the nine months ended December 31, 2006, was as follows:

			Weighted
	Weighted		Average
	Average		Remaining
	Exercise		Contractual	Aggregated
	Shares	Price	Term	Intrinsic Value

Options outstanding, beginning of year	1,274,068	$15.56
Granted	221,250	$49.00
Exercised	(298,520)	$10.76
Forfeited	(12,199)	$17.35
Options outstanding, end of period	1,184,599	$23.01	7.35	$28,357,511
Options exercisable, end of period	495,749	$6.44	4.92	$3,854,191

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of December 31, 2006. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended December 31, 2006 and 2005 were as follows:

	2006	2005

Three month ended	$1,452,961	795,540
Nine months ended	$6,935,825	3,020,443

As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options amounts to approximately $7.9 million which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company accounted for its stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting of Stock Issued to Employees.” The pro forma table below reflects net income and basic and diluted earnings per share for the three and nine months ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123:

	Three months ended December 31, 2005	Nine months ended December 31, 2005
	(Dollars in thousands, except per share amounts)
Net income
Net income, as reported	$5,686	20,428
Deduct:
Total stock-based employee compensation
expense determined under fair value
based method for all option awards,
net of related income tax effect	447	1,145
Pro forma net income	5,239	19,283
Basic earnings per share
As reported	$0.31	1.10
Pro forma	$0.29	1.04

Diluted earnings per share
As reported	$0.30	1.07
Pro forma	$0.28	1.01

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2006 and 2005 was $26.44 and $15.11 per share, respectively. This fair value was estimated at grant date using the following weighted-average assumptions:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Dividend yield	$0	0	$0	0
Expected volatility	43.37%	43.95%	43.37%	44.01%
Average risk-free interest rate	4.69%	4.55%	4.69%	4.47%
Expected life	7.5 years	7.5 years	7.5 years	7.5 years
Vesting period	5 years	1 year	5 years	1 to 5 years

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

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $28,959 and $193,064 of compensation expense for the quarter and nine months ended December 31, 2006 related to this restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of December 31, 2006, there was approximately $38,616 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next four months.

On November 24, 2006, the Company granted 37,500 shares of restricted stock (which are equity classified), with a grant date fair value of $46.21 per share, to certain executive officers. One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of grant.

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $649,828 of compensation expense for the quarter ended December 31, 2006 related to this restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of December 31, 2006, there was approximately $1,083,047 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of our restricted stock as of December 31, 2006, and changes during the three and nine months ended December 31, 2006, is presented below:

	Three Months		Nine Months
(Unaudited)	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2006	4,000	$28.96	-	-
Granted during the period	37,500	46.21	45,500	$43.18
Vested during the period	-	-	(4,000)	28.96
Forfeited during the period	(12,058)	46.21	(12,058)	46.21
Outstanding at December 31, 2006	29,442	$43.87	29,442	$43.87

Total share-based compensation included as a component of net income as of December 31, 2006 was as follows:

	Three months ended	Nine months ended
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$977,263	$2,239,369
Share-based compensation related to restricted stock units	678,787	842,892

Total share-based compensation related to equity classified awards	$1,656,050	$3,082,261

NOTE 6 - ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2006 and 2005:
	2006	2005
Number of offices purchased	84	20
Merged into existing offices	42	17

Purchase Price	$18,105,012	$8,389,484

Tangible assets:
Net loans	15,962,834	6,181,819
Furniture, fixtures & equipment	138,500	58,424

Total tangible assets	$16,101,334	$6,240,243

Customer lists	1,612,473	1,861,437
Non-compete agreements	63,000	84,000
Goodwill	328,205	203,804

Total intangible assets	$2,003,678	$2,149,241

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination. Those transactions that meet the definition of a business combination are accounted for as such under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been with independent third parties.

Titan Acquisition

On October 13, 2006 the Company purchased assets, consisting primarily of loans receivable, from Titan Financial Group, II, LLC and certain of its affiliated companies for approximately $13.5 million in cash. The assets included approximately $12.5 million in net loan receivable portfolios and $117,000 of fixed assets. This acquisition was recorded as a business combination. Management determined that the fair value of the customer list exceeded the excess of the purchase price paid over the fair value of the tangible assets; therefore the excess was recorded as a customer list. No goodwill was recorded. Titan office locations were across Georgia and South Carolina. The Company kept open 39 of the 69 Titan offices and consolidated the remaining Titan offices into existing operations.

The result of this acquisition has been included in the Company’s consolidated financial statement since the respective acquisition date. The pro forma impact of this purchase as though it had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

Other Acquisitions

When an acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets and non-compete agreements is allocated two-thirds to goodwill and one-third to customer list. Generally, the acquired offices are small, privately owned and do not have sufficient historical data to determine attrition. Management believes that the customers acquired have the same characteristics and perform similarly to customers of the Company. Therefore, management utilized the attrition patterns of the Company’s customers when developing the methodology. This methodology was determined in fiscal 2002 and was re-evaluated during fiscal 2006. During the nine months ended December 31, 2006, 6 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the nine months ended December 31, 2006, 9 acquisitions were recorded as asset acquisitions.

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

At December 31, 2006, the Company recorded an asset related to the interest rate swap of $239,000, which represented the fair value of the interest rate swap at that date. The corresponding unrealized gain of $24,000 was recorded as other income for the quarter ended December 31, 2006 and a $253,000 loss was recorded for the nine month period ended December 31, 2006. During the quarter and nine month period ended December 31, 2006, interest expense was decreased by approximately $44,000 and $107,000, respectively, as a result of net disbursements under the terms of the interest rate swap. The fair value of the option at December 31, 2006 was a loss of less than $15,000.

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

NOTE 8 - DEBT

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

     The Amendment permits the Company to incur up to $110,000,000 in aggregate principal amount of indebtedness under the Convertible Notes (as defined in the Convertible Senior Notes section below) on the terms, including subordination terms, set forth in the offering memorandum for the Convertible Notes dated as of October 3, 2006, (and as also described in the Company’s registration statement on Form S-3 filed December 18, 2006 (SEC File No. 333-139445)), and confirms that the Notes constitute subordinated indebtedness as defined in the Credit Agreement. In addition, the Amendment modifies the consolidated net worth and fixed charge coverage ratio financial covenants in the Credit Agreement and adjusts an indebtedness negative covenant in the Credit Agreement that, as amended, prohibits the incurrence of (i) senior debt as defined in the Credit Agreement, on a consolidated basis that exceeds 375% of the sum of consolidated adjusted net worth and the aggregate unpaid principal amount of subordinated debt, and (ii) subordinated debt that exceeds 150% of consolidated adjusted net worth.

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

The contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were approximately $3.6 million and are being amortized over the period the convertible senior notes are outstanding.

Convertible Notes Hedge Strategy

Concurrent and in connection with the sale of the Convertible Notes, the Company purchased call options to purchase shares of the Company’s common stock equal to the conversion rate as of the date the options are exercised for the Convertible Notes, at a price of $62.41 per share. The cost of the call options totaled $24.6 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 1,762,519 shares of the Company’s common stock at a price of $73.97 per share and received net proceeds from the sale of increasing these warrants of $16.1 million. Taken together, the call option and warrant agreements increased the effective conversion price of the Convertible Notes to $73.97 per share. The call options and warrants must be settled in net shares. On the date of settlement, if the market price per share of the Company’s common stock is above $73.97 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $73.97 per share.

The warrants have a strike price of $73.97 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof. There were no underwriting commissions or discounts in connection with the sale of the warrants.

The Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

NOTE 9 - SHARE REPURCHASE

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
		(Dollars in thousands)

Average gross loans receivable (1)	$511,916	422,446	471,002	389,107
Average net loans receivable (2)	380,487	316,157	350,892	292,726

Expenses as a % of total revenue:
Provision for loan losses	24.8%	27.3%	21.1%	23.2%
General and administrative	55.9%	54.5%	54.4%	54.6%
Total interest expense	3.8%	3.5%	3.4%	3.0%

Operating margin (3)	19.3%	18.2%	24.5%	22.2%

Return on average assets (annualized)	6.9%	6.6%	9.5%	8.5%

Offices opened or acquired, net	53	8	111	40

Total offices (at period end)	731	619	731	619

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2006, Versus
Three Months Ended December 31, 2005

Net income increased to $7.0 million for the three months ended December 31, 2006, or 23.3%, from the three month period ended December 31, 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $3.1 million, or 27.7%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the quarter ended December 31, 2006, increased by $11.1 million, or 21.2%, over the same period of the prior year. This increase resulted from an $89.5 million increase, or 21.2%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.7 million, or 18.5%, between the two quarterly periods. Insurance commissions increased by $652,000, or 11.6%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $1.0 million, or 30.2%, over the two corresponding quarters. The increase was attributable to an increase in the sale of electronic items and appliances through our “World Class Buying Club” of approximately $644,000. Revenue from motor club products also increased by approximately $333,000 when comparing the two quarters.

Total revenues rose to $74.1 million during the quarter ended December 31, 2006, a 20.8% increase over the $61.3 million for the corresponding quarter of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 571 offices open throughout both quarterly periods increased by approximately 11.1%. At December 31, 2006, the Company had 731 offices in operation, an increase of 111 offices from March 31, 2006.

The provision for loan losses during the quarter ended December 31, 2006 increased by $1.6 million, or 9.8%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current quarter amounted to $15.0 million, an increase from $13.8 million charged off during the same quarter of fiscal year 2006. As a percentage of average loans receivable, net charge-offs decreased to 15.8% on an annualized basis for the current quarter from 17.4% for the quarter ended December 31, 2005. Although the Company does not anticipate experiencing any near term material change in its ongoing expected loss ratios, it cannot give assurance that such changes will not occur or would not materially and adversely affect the Company’s results of operations and financial condition.

General and administrative expenses for the quarter ended December 31, 2006 increased by $8.0 million, or 24.1% over the same quarter of fiscal year 2006. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 6.7% when comparing the two periods; and, as a percentage of total revenue, increased from 54.5% over the same quarter of fiscal year 2006 to 55.9% during the most recent period. The increase was a result of $1.7 million expense, or approximately 2.2% of total revenue, for share-based compensation. No such share-based compensation was required to be recognized for the comparable period. On a comparable basis, general and administrative expenses as a percent of total revenue were in line from the prior year quarter because revenue grew faster than did expenses.

Interest expense increased by $681,000 when comparing the two corresponding quarterly periods as a result of the recent rise in interest rates and an increase in the average outstanding borrowings.

The Company’s effective income tax rate increased slightly to 38.8% for the three months ended December 31, 2006 from 37.1% for the prior year quarter due to an increase in state income taxes.

Overall, per share earnings growth benefited from growth in revenue, as well as lower charge-offs as a percent of average loans and a reduction in shares outstanding. Although we are not expecting future earnings to increase at the same rate as the current quarter, we do expect good results for the remainder of the fiscal year as we focus on internal growth, new office openings, our continued close management of expenses and our recent successes with lower delinquencies and charge-offs.

Comparison of Nine Months Ended December 31, 2006, Versus
Nine Months Ended December 31, 2005

Net income increased to $26.9 million for the nine months ended December 31, 2006, or 31.5% from the nine month period ended December 31, 2005. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $12.6 million, or 33.4%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the nine months ended December 31, 2006, increased by $31.1 million, or 21.3%, over the same period of the prior year. This increase resulted from a $81.9 million increase, or 21.0%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $4.2 million, or 17.6%, between the two periods. Insurance commissions increased by $2.8 million, or 18.8%, during the most recent nine months when compared to the prior year first nine months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $1.4 million, or 15.6%, over the two corresponding periods primarily due to an increase in revenue from motor club products of approximately $762,000 and a $1.3 million increase in sales from our “World Class Buying Club” when comparing the two nine month periods. This increase was partially offset by an unrealized loss of $253,000 recorded for the change in the fair value of the interest rate swap.

Total revenues rose to $205.1 million during the nine months ended December 31, 2006, a 20.8% increase over the $169.8 million for the corresponding period of the previous year. This increase was attributed to new offices and an increase in revenues from offices open throughout both periods. Revenues from the 568 offices open throughout both periods increased by approximately 14.0% largely due to an increase in average loans outstanding, primarily in Texas.

The provision for loan losses during the nine months ended December 31, 2006 increased by $3.9 million, or 10.0%, from the same period last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current nine month period amounted to $36.4 million, an increase from $34.8 million charged off during the same period of fiscal 2006. As a percentage of average loans receivable, net charge-offs decreased to 13.8% on an annualized basis for the current nine month period from 15.8% for the nine month period ended December 31, 2005.

General and administrative expenses for the nine month period ended December 31, 2006 increased by $18.8 million, or 20.3% over the same nine month period of fiscal 2006. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 7.2% when comparing the two periods; and, as a percentage of total revenue, decreased from 54.6% during the prior year nine month period to 54.4% during the most recent nine month period. This decrease resulted from a higher growth in revenue than expenses, not withstanding the inclusion of $3.1 million share-based compensation expense in the most recent nine month period.

Interest expense increased by $1.9 million when comparing the two corresponding nine month periods as a result of the recent rise in interest rates and an increase in the average outstanding borrowings.

The Company’s effective income tax rate increased slightly to 37.8% for the nine month period ended December 31, 2006 from 37.3% for the prior year period due to an increase in state income taxes.

Overall, per share earnings growth benefited from growth in revenue, as well as declines in general and administrative expenses as a percentage of revenues and lower charge-offs as a percent of average loans. Although we are not expecting future earnings to increase at the same rate as the current nine month period, we do expect good results for the remainder of the fiscal year as we focus on internal growth, new office openings, our continued close management of expenses and our recent successes with lower delinquencies and charge-offs.

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

During the first nine months of fiscal 2007, the Company repurchased 1,096,900 shares of its common stock for an aggregate purchase price of $49,581,323. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 50 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2006. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

 The Company acquired 46 offices and a number of loan portfolios from competitors in 7 states in 13 separate transactions during the first nine months of fiscal 2007. Gross loans receivable purchased in these transactions were approximately $20.2 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2008. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At December 31, 2006, the interest rate on borrowings under the revolving credit facility was 8.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2006, $126.3 million was outstanding under this facility, and there was $55.7 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of December 31, 2006, and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3.0% Convertible Senior Subordinated Notes due October 1, 2011. See Note 8 to the unaudited Consolidated Financial Statements included in this report for more information regarding these transactions.

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

 New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 155 will have on its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”), was issued. It clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FASB Interpretation No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management is currently evaluating the impact of FASB Interpretation No. 48, which must be implemented effective April 1, 2007.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, we will adopt this new accounting standard effective April 1, 2008. Management is currently reviewing the impact of SFAS 157 on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006 and the Company is required to adopt it in the fourth quarter of fiscal 2007. Management is currently evaluating the impact of adopting SAB 108 on our Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements. Specifically, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s expectations regarding favorable results on the continuation of favorable trends for the remainder of this fiscal year are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation, and other matters discussed in this Report under Part II, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and an other note payable and an interest rate swap. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $126.3 million at December 31, 2006. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%.

Based on the outstanding balance at December 31, 2006, a change of 1% in the interest rates would cause a change in interest expense on this outstanding debt of approximately $963,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of December 31, 2006 the fair value of the interest rate swap was $239,000 and is included in other assets. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was $253,000.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933. Interest on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.

The Company has another note payable which has a balance of $600,000 at December 31, 2006, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 1% of the Company’s total revenues for the quarter ended December 31, 2006 and net loans denominated in Mexican pesos were approximately $2.5 million (USD) at December 31, 2006.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On April 28, 2006, the Company economically hedged its foreign exchange risk by purchasing a $1 million foreign exchange currency option with a strike rate of 11.36 Mexican peso per US dollar. This option expires on April 30, 2007. The fair value of the option at December 31, 2006, and the change in the fair value of the option in fiscal 2007 is less than $15,000.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At December 31, 2006, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended December 31, 2006. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006. During the third quarter of fiscal 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A. Risk Factors

Other than as reported in Part II, Item 1A, “Risk Factors” of our report on Form 10-Q for the quarter ended September 30, 2006, there have been no changes to the risk factors previously disclosed under Part I, Item 1A (page 9) of our Annual Report on Form 10-K for the year ended March 31, 2006.

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

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion of Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

October 1 through
October 31, 2006	1,030,900	46.23	1,030,900	7,341,493

November 1 through
November 30, 2006	-	-	-	7,341,493

December 1 through
December 31, 2006	-	-	-	7,341,493

Total for the Quarter	1,030,900	$46.23	1,030,900

The Board of Directors authorized an additional $55 million of repurchases under the Company’s stock repurchase program. This authorization, which was disclosed in a press release dated October 3, 2006, is not subject to specific targets or any expiration date, but may be discontinued at any time.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Third Amended and Restated Bylaws of the Company	99.3	3-29-06 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Article II, Section 9 of the Company's Second Amended	3.2	33-42879
	and Restated Bylaws

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit	10.1	10-04-06 8-K
	Agreement dated as of October 2, 2006

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as	4.6	9-30-05 10-Q
	amended through July 20, 2005

4.9	Fourth Amendment to Subsidiary Amended and Restated	4.7	6-30-05 10-Q
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)

4.10	Fourth Amendment to Amended and Restated Security Agreement,	4.8	9-30-07 10-Q
	Pledge and Indenture of Trust, dated as of June 30, 1997, between
	the Company and Harris Trust and Savings Bank, as Security
	Trustee

4.11	Fifth Amendment to Amended and Restated Security Agreement,	4.9	6-30-05 10-Q
	Pledge and Indenture of Trust (i.e. Company Security Agreement)

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
	and U.S. Bank National Association, as Trustee

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief Executive Officer Date: February 7, 2007

By:	/s/ Kelly Malson Snape
Kelly Malson Snape, Vice President and Chief Financial Officer Date: February 7, 2007