Form 10-K
period 2007-03-31
WORLD ACCEPTANCE CORP
filed 2007-05-25
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
Form 10-K
_________________
                            (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number 0-19599

WORLD ACCEPTANCE
CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	570425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Frederick Street
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 298-9800
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒  No ☐

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
Large Accelerated Filer ☒                     Accelerated Filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2006, computed by reference to the closing sale price on such date, was $815,023,770. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 22, 2007, 17,517,421 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states and Mexico. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2007" are to the Company's fiscal year ended March 31, 2007.

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

PART I.

Item 1. Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 and $3,000 through 732 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Mexico as of March 31, 2007. The Company generally serves individuals with limited access to consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and access to refund anticipation loans through a third party bank to its customers and others.

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

Expansion. During fiscal 2007, the Company opened 68 new offices. Fifty other offices were purchased and 6 offices were closed or merged into other existing offices due to their inability to grow to profitable levels. The Company plans to open or acquire at least 50 new offices in each of the next two fiscal years by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,

State	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

South Carolina	64	63	63	62	62	65	65	65	68	89
Georgia	49	49	48	48	52	52	74	76	74	96
Texas	128	131	135	135	136	142	150	164	168	183
Oklahoma	41	40	43	43	46	45	47	51	58	62
Louisiana	21	20	21	20	20	20	20	20	24	28
Tennessee	28	30	35	38	40	45	51	55	61	72
Illinois	11	20	30	30	29	28	30	33	37	40
Missouri	9	16	18	22	22	22	26	36	38	44
New Mexico	9	10	13	12	12	16	19	20	22	27
Kentucky (1)	-	-	4	10	22	30	30	36	41	45
Alabama (2)	-	-	-	-	-	5	14	21	26	31
Colorado (3)	-	-	-	-	-	-	-	2	-	-
Mexico (4)	-	-	-	-	-	-	-	-	3	15
Total	360	379	410	420	441	470	526	579	620	732

(1)	The Company commenced operations in Kentucky in March 2000.
(2)	The Company commenced operations in Alabama in January 2003.
(3)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(4)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products. In each state in which it operates and in Mexico, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. All of the Company's loans are payable in monthly installments with terms of four to 36 months, and all loans are prepayable at any time without penalty. In fiscal 2007, the Company's average originated loan size and term were approximately $924 and nine months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2007, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 30% to 215% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

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

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment. The Company requires each customer to obtain credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In the sale of insurance policies, the Company as agent writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

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

In fiscal 1995 the Company implemented its World Class Buying Club, and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Alabama and Missouri. The program is not offered in the other states where the Company operates, as it is not permitted by the various state regulations. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and can finance the purchase with a retail installment sales contract provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program. In fiscal 2004, on a limited basis, the Company began to maintain a few inventory items in each of its branch offices participating in the program. Having certain items on hand enhanced sales and will continue to be done on a limited basis in the future.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $1,000 to $3,000, with terms of 18 to 24 months, compared to $300 to $1,000, with 8 to 12 month terms for the smaller loans. The Company offers these larger loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2007, the larger class of loans accounted for approximately $133.3 million of gross loans receivable, an 18.3% increase over the balance outstanding at March 31, 2006. This portfolio now represents 26.4% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and access to refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 60,000 in fiscal 2007, and the net revenues to the Company from this service grew from approximately $800,000 to approximately $8.1 million over these same periods. The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1998 through 2007:

	At March 31,

State	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

South Carolina	23%	22%	21%	21%	19%	15%	14%	12%	11%	13%
Georgia	14	16	15	12	12	12	13	13	13	14
Texas	35	31	28	25	24	23	21	20	24	23
Oklahoma	7	7	6	6	5	5	5	5	6	5
Louisiana	4	4	3	3	3	3	3	3	3	3
Tennessee	11	12	13	11	12	14	15	18	15	15
Illinois	2	3	4	5	5	5	5	5	5	6
Missouri	1	2	3	4	5	5	6	6	6	5
New Mexico	3	3	3	3	3	3	3	3	3	3
Kentucky (1)	-	-	4	10	12	13	12	12	11	9
Alabama (2)	-	-	-	-	-	2	3	3	3	3
Mexico (3)	-	-	-	-	-	-	-	-	-	1

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Kentucky in March 2000.
(2)	The Company commenced operations in Alabama in January 2003.
(3)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2007:

	Total Number	Average Gross Loan
	of Loans	Balance

South Carolina	80,116	$808
Georgia	67,480	1,022
Texas	178,839	646
Oklahoma	41,952	674
Louisiana	19,479	743
Tennessee	70,058	1,051
Illinois	29,144	967
Missouri	29,019	956
New Mexico	18,418	751
Kentucky	36,211	1,295
Alabama	21,093	861
Mexico	12,141	450
Total	603,950	$837

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

In fiscal 2007, approximately 84.6% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2007, 2006 and 2005, the percentages of the Company's loan originations that were refinancings of existing loans were 74.8%, 75.6%, and 77.6% , respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a material increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. While allowed on a selective basis, refinancings of delinquent loans amounted to less than 2% of the Company’s loan volume in fiscal 2007.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2007, the captive insurance subsidiary reinsured approximately 2% of the credit insurance sold by the Company and contributed approximately $478 thousand to the Company's total revenues.

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

Monitoring and Supervision. The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico. The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division consists of Texas, Oklahoma, and New Mexico. Several levels of management monitor and supervise the operations of each of the Company's offices. Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications. District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly. Each of the state Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office. At least six times per fiscal year, district supervisors audit the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once per year, each office undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

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

New employees are required to review a detailed training manual that outlines the Company's operating policies and procedures. The Company tests each employee on the training manual during the first year of employment. In addition, each branch provides in-office training sessions once every week and training sessions outside the office for one full day every six months.

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

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company creates mailing lists from public records of collateral filings by other consumer credit sources, such as furniture retailers and other consumer finance companies and obtains or acquires mailing lists from other sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses were approximately 3.5% of total revenues in each of fiscal 2007 and 2006 and 3.7% in 2005.

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

Employees. As of March 31, 2007, the Company had 2,594 U.S. employees, none of whom were represented by labor unions and 112 employees in Mexico. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

Charles D. Walters (68)	Chairman and Director	Chairman since July 1991; CEO between July 1991 and August 2003; President between July 1986 and August 2003; Director since April 1989

A. Alexander McLean, III (55)	Chief Executive Officer; Director
Chief Executive Officer since March 2006; Executive Vice President from August 1996 until March 2006; Senior Vice President from July 1992 until August 1996; CFO from June 1989 until March 2006; and Director since June 1989

Kelly Malson Snape (36)	Vice President and Chief Financial Officer
Vice President and CFO since March 2006; Vice
President of Internal Audit from September 2005
to March 2006; Financial Compliance Manager,
Itron Inc., from July 2004 to August 2005;
Senior Manager, KPMG LLP from April 2002 until
July 2004; Manager, Andersen LLP from
July 1999 to April 2002

Mark C. Roland (50)	President and Chief Operating Officer	President since March 2006; Chief Operating Officer since April 2005; Executive Vice President from April 2002 to March 2006; Senior VicePresident from January 1996 to April 2002

Charles F. Gardner, Jr. (45)	Senior Vice President, Western Division
Senior Vice President, Western Division, since April 2000; Vice President, Operations -Southeast Texas and New Mexico from December 1996 to April 2000; Supervisor of West Texas from July 1987 to December 1996

Daniel Clinton Dyer (34)	Senior Vice President, Central Division
Senior Vice President, Central Division since June 2005; Vice President, Operations - Tennessee and Missouri from April 2002 to June 2005; Supervisor of Nashville District from September 2001 to March 2002; Manager in Nashville from January 1997 to August 2001

James Daniel Walters (39)	Senior Vice President, Southern Division
Senior Vice President, Southern Division since April 2005; Vice President, Operations - South Carolina and Alabama from August 1998 to March 2005. Mr. James Daniel Walters is the son of the Company’s Chairman, Mr. Charles Walters.

Item 1A. Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently enacted, proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation. These and other risks are discussed below in more detail under “Risk Factors” and in the Company’s other filings made from time to time with the Securities and Exchange Commission (“SEC”). The Company does not undertake any obligation to update any forward-looking statements it may make.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility and other note payable or any other floating interest rate obligations we may incur, but such changes could also affect our ability to originate loans. If the interest we pay on our revolving credit facility increases, earnings could be adversely affected because the Company is generally charging the maximum fees allowed by the respective state’s regulatory agency. Additional information regarding interest rate risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk and Inflation.”

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

The success of our offices is significantly influenced by location. Current locations may not continue to be attractive as demographic patterns change. It is possible that the neighborhood or economic conditions where our offices are located could change in the future, potentially resulting in reduced revenues in those locations.

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

The annual turnover as of March 31, 2007 among our office employees was approximately 42%. This turnover increases our cost of operations and makes it more difficult to operate our offices. If we are unable to retain our employees in the future, our business, results of operations and financial condition could be adversely affected.

The concentration of our revenues in certain states could adversely affect us.

 Our offices operated in 11 states and Mexico during the year ended March 31, 2007, and our 4 largest states (measured by total revenues) accounted for approximately 62% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in demand for loans, a decline in our revenues or an increase in our provision for loan losses, any of which could result in a deterioration of our results of operations or financial condition.

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

 Our headquarters building is located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our offices from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters. Any of these catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory actions or changes adverse results in litigation or regulatory proceedings or, failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, money or other penalties. In addition, any adverse change in existing laws or regulations, or adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees, we can charge in connection with our loans. If these or other factors lead us to close our offices in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our offices and our employees in that state, with little or no revenues.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through September 2008 that allows us to borrow up to $167.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit agreement on a current basis, we have limited cash balances and we expect that a significant portion of our liquidity needs will be funded primarily from borrowings under our revolving credit agreement. As of March 31, 2007, we had approximately $106.4 million available for future borrowings under this agreement. Due to the seasonal nature of our business, our borrowings are historically the highest during the third quarter and the lowest during the fourth quarter. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to raise additional debt or equity in the future.

Our revolving credit agreement contains restrictions and limitations that could significantly affect our ability to operate our business.

Our revolving credit agreement contains a number of significant covenants that could adversely affect our business. These covenants impose limitations on the Company with respect to:

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

As of March 31, 2007, our allowance for loan losses was $27.8 million. These amounts, however, are estimates. If our actual loan losses are greater than our allowance for loan losses, our provision for loan losses would increase. This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns its headquarters facility of approximately 14,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2007, the Company had 732 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2007, total lease expense was approximately $9.6 million, or an average of approximately $14,000 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branch offices generally have a uniform physical layout and range in size from 800 to 1,200 square feet.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2007.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD. As of- May 20, 2007, there were 10,100 holders of record of Common Stock and approximately 2,300 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and on occasion, repurchase its common stock on the open market. In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors. In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.”

The Board of Directors authorized $55 million of repurchases under the Company’s stock repurchase program. This authorization was disclosed in a press release dated October 3, 2006, is not subject to specific targets or any expiration date, but may be discontinued at any time. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

January 1 through
January 31, 2007	-	-	-	7,341,493

February 1 through
February 28, 2007	-	-	-	7,341,493

March 1 through
March 31, 2007	112,495	40.13	112,495	2,826,853

Total for the Quarter	112,495		$40.13	112,495

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years. The last reported sale price on May 23, 2007 was $42.10.

Market Price of Common Stock

	Fiscal 2007
Quarter	High	Low

First	$36.90	$25.12
Second	47.30	33.90
Third	50.81	43.60
Fourth	49.10	37.00

	Fiscal 2006
Quarter	High	Low

First	$30.30	$22.85
Second	32.42	24.36
Third	29.63	23.95
Fourth	30.31	24.31

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)
	Years Ended March 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Interest and fee income	$247,007	$204,450	$177,582	$151,499	$133,256
Insurance commissions and other income	45,311	38,822	33,176	27,653	22,415
Total revenues	292,318	243,272	210,758	179,152	155,671
Provision for loan losses	51,925	46,026	40,037	33,481	29,570
General and administrative expenses	153,627	128,514	112,223	96,313	85,757
Interest expense	9,596	7,137	4,640	3,943	4,493
Total expenses	215,148	181,677	156,900	133,737	119,820
Income before income taxes	77,170	61,595	53,858	45,415	35,851
Income taxes	29,274	23,080	19,868	16,650	12,987
Net income	$47,896	$38,515	$33,990	$28,765	$22,864
Net income per common share (diluted)	$2.60	$2.02	$1.74	$1.49	$1.25
Diluted weighted average shares	18,394	19,098	19,558	19,347	18,305
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$378,038	$312,746	$267,024	$236,528	$203,175
Allowance for loan losses	(27,840)	(22,717)	(20,673)	(17,261)	(15,098)
Loans receivable, net	350,198	290,029	246,351	219,267	188,077
Total assets	411,116	332,784	293,507	261,969	228,317
Total debt	171,200	100,600	83,900	95,032	102,532
Shareholders' equity	215,493	210,430	189,711	156,580	116,041
Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	14.5%	15.4%	15.3%	15.1%	15.2%
Net charge-offs	13.3%	14.8%	14.6%	14.7%	14.6%
Number of offices open at year-end	732	620	579	526	470

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2002, gross loans receivable have increased at a 17.5% annual compounded rate from $226.3 million to $505.8 million at March 31, 2007. The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period. During this same five-year period, the Company has grown from 441 offices to 732 offices as of March 31, 2007. The Company plans to open or acquire at least 50 new offices in each of the next two years.

The Company continues to identify new products and services for marketing to its customer base. In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base in many states where it operates. This program is called the “World Class Buying Club.” Total loan volume under this program was $14.4 million during fiscal 2007, a 67.8% increase from the prior fiscal year. While this represents less than 1% of the Company’s total loan volume, it remains a very profitable program, which the Company plans to continue to emphasize in fiscal 2008 and beyond.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 117 separate finance companies, including the Company, and currently supports approximately 1330 individual branch offices in 45 states and Mexico. ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year. Its net revenues from system sales and support amounted to $2.5 million, $2.3 million, and $2.3 million in fiscal 2007, 2006 and 2005, respectively. ParaData’s pretax income contribution to the Company also can fluctuate greatly. It was $112,000, $308,000 and $332,000, in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. ParaData’s net revenue and resulting net contribution to the Company will continue to fluctuate on a year to year basis. While ParaData may or may not remain profitable, it will continue to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $1,000 to $3,000, with terms of 18 to 24 months, compared to smaller loans, which average $300 to $1,000, with terms of 8 to 12 months. The Company offers the larger loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased over the years numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2007, the larger loan category accounted for approximately $133.3 million of gross loans receivable, an 18.3% increase over the balance outstanding at March 31, 2006. At the end of the current fiscal year, this portfolio was 26.4% of the total loan balances, a decrease from the previous year mix of 27.1%. Management believes that these loans provide lower expense and loss ratios, and thus provide positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

In fiscal 1999, the Company tested an income tax return preparation and refund anticipation loan program in 40 of its offices. Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices. The Company prepared approximately 55,000, 57,000 and 60,000 returns in each of the fiscal years 2005, 2006 and 2007, respectively. Net revenue generated by the Company from this program during fiscal 2007 amounted to approximately $8.1 million. The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,

	2007	2006	2005
	(Dollars in thousands)

Average gross loans receivable (1)	$480,835	396,582	344,133
Average net loans receivable (2)	358,647	298,267	261,187

Expenses as a percentage of total revenue:
Provision for loan losses	17.8%	18.9%	19.0%
General and administrative	52.6%	52.8%	53.2%
Total interest expense	3.3%	2.9%	2.2%

Operating margin (3)	29.7%	28.3%	27.8%
Return on average assets	12.5%	11.9%	11.8%

Offices opened and acquired, net	112	41	53
Total offices (at period end)	732	620	579

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2007 Versus Fiscal 2006

Net income was $47.9 million during fiscal 2007, a 24.4% increase over the $38.5 million earned during fiscal 2006. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $18.0 million, or 26.2%, offset by an increase in interest expense and income taxes.

Interest and fee income during fiscal 2007 increased by $42.6 million, or 20.8%, over fiscal 2006. This increase resulted from an increase of $60.4 million, or 20.2%, in average net loans receivable between the two fiscal years. The increase in average loans receivable was attributable to the Company acquiring approximately $16.1 million in net loans, of which $12.5 million related to one acquisition, and internal growth. During fiscal 2007, internal growth increased because the Company opened 68 new offices and the average loan balance increased from $804 to $837.

Insurance commissions and other income increased by $6.5 million, or 16.7%, over the two fiscal years. Insurance commissions increased by $4.6 million, or 23.2%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $1.9 million, or 9.9%, over the two years, primarily due to an increase in fees received from income tax return preparation of $570,000, an increase in motor club product sales of $1.3 million and a $1.3 million increase in World Class Buying Club sales. This increase was offset by a $400,000 loss related to our interest rate swap. Comparative results were also affected by the Company recording a $393,000 gain from a life insurance claim in fiscal 2006, with no similar gain was recorded in fiscal 2007.

Total revenues increased to $292.3 million in fiscal 2007, a $49.0 million, or 20.2%, increase over the $243.3 million in fiscal 2006. Revenues from the 566 offices open throughout both fiscal years increased by 12.5%. At March 31, 2007, the Company had 732 offices in operation, an increase of 112 offices from March 31, 2006.

The provision for loan losses during fiscal 2007 increased by $5.9 million, or 12.8%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2007 amounted to $47.8 million, an 7.5% increase over the $44.4 million charged off during fiscal 2006, however, net charge-offs as a percentage of average loans decreased from 14.8% to 13.3% when comparing the two annual periods. The decrease in the charge-off ratio was mainly attributable to a decrease in bankruptcy related charge-offs from $8.8 million in fiscal 2006 to $5.0 million in fiscal 2007. The Company does not expect the charge-off ratios to remain at it’s current levels because it believes that bankruptcy trends will begin to rise in fiscal 2008. Delinquencies on a recency basis increased from 2.1% to 2.2% and on a contractual basis increased from 3.4% to 3.5% at March 31, 2006 and March 31, 2007, respectively.

General and administrative expenses during fiscal 2007 increased by $25.1 million, or 19.5%, over the previous fiscal year. This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year. General and administrative expenses, when divided by average open offices, increased by 5.2% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 52.8% in fiscal 2006 to 52.6% during fiscal 2007. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $2.5 million, or 34.5%, during fiscal 2007, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 33.3%. Average interest rates increased slightly from 6.27% in fiscal 2006 to 6.33% in fiscal 2007.

The Company’s effective income tax rate increased to 37.9% during fiscal 2007 from 37.5% during the previous fiscal year. This increase resulted primarily from increased state income taxes.

Comparison of Fiscal 2006 Versus Fiscal 2005

Net income was $38.5 million during fiscal 2006, a 13.3% increase over the $34.0 million earned during fiscal 2005. This increase resulted from an increase in operating of $10.2 million, or 17.5%, offset by an increase in interest expense and income taxes.

Interest and fee income during fiscal 2006 increased by $26.9 million, or 15.1%, over fiscal 2005. This increase resulted from an increase of $37.1 million, or 14.2%, in average loans receivable between the two fiscal years. The increase in average loans receivable was largely attributable to internal growth. A significant portion of this internal growth resulted from a change in Texas law, which increased the maximum amount that could be loaned to Texas customers from $540 to $1,080. For the year, gross loans in Texas grew 41.2% from fiscal 2005. In addition to the internal growth, the Company acquired approximately $6.7 million in net loans in 25 separate transactions during fiscal 2006.

Insurance commissions and other income increased by $5.6 million, or 17.0%, over the two fiscal years. Insurance commissions increased by $3.1 million, or 18.7%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $2.5 million, or 15.3%, over the two years, primarily due to an increase in fees received from income tax return preparation of $717,000, an increase in motor club product sales of $704,000, and a $492,000 gain related to our interest rate swap.

Total revenues increased to $243.3 million in fiscal 2006, a $32.5 million, or 15.4%, increase over the $210.8 million in fiscal 2005. Revenues from the 516 offices open throughout both fiscal years increased by 10.1%. At March 31, 2006, the Company had 620 offices in operation, an increase of 41 offices from March 31, 2005.

The provision for loan losses during fiscal 2006 increased by $6.0 million, or 15%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2006 amounted to $44.4 million, a 16.8% increase over the $38.0 million charged off during fiscal 2005, and net charge-offs as a percentage of average loans increased slightly from 14.6% to 14.8% when comparing the two annual periods. Although our charge-off ratio increased slightly, we were encouraged by the reduction in delinquencies during the same period. Delinquencies on a recency basis decreased from 2.5% to 2.1% and on a contractual basis decreased from 4.1% to 3.4% at March 31, 2005 and March 31, 2006, respectively.

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

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U.S. generally accepted accounting principles and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 to the consolidated financial statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses and share-based compensation, to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Loan Losses

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2007, 2006, and 2005:

	At March 31,

	2007	2006	2005
	(Dollars in thousands)
Recency basis:
61-90 days past due	$7,732	5,886	5,591
91 days or more past due	3,495	2,672	3,209

Total	$11,227	8,558	8,800

Percentage of period-end gross loans receivable	2.2%	2.1%	2.5%

Contractual basis:
61-90 days past due	$9,684	7,664	7,040
91 days or more past due	8,209	6,654	7,255

Total	$17,893	14,318	14,295

Percentage of period-end gross loans receivable	3.5%	3.4%	4.1%

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

At the end of fiscal 2007, the Company experienced an increase in contractual delinquency to 3.5% from 3.4% at March 31, 2006. The delinquency rate on a recency basis also increased from 2.1% at the end of fiscal 2006 to 2.2% at the end of the current fiscal year. Charge-offs as a percent of average loans decreased from 14.8% in fiscal 2006 to 13.3% in fiscal 2007.

In fiscal 2007, approximately 84.6% of the Company’s loans were generated through renewals of outstanding loans and the origination of new loans to previous customers. A renewal represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2007, 2006, and 2005, the percentages of the Company’s loan originations that were renewals of existing loans were 74.8%, 75.6% and 77.6%, respectively. The Company’s renewal policies, while limited by state regulations, in all cases consider our customer’s payment history and require that our customer have made at least one payment on the loan being considered for renewal. A renewal is considered a current renewal if the customer is no more than 45 days delinquent on a contractual basis. Delinquent renewals may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy to not renew delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2007, delinquent renewals represented 1.9% of the Company’s total loan volume compared to 2.1% in fiscal 2006.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and renewals. This is as expected due to the payment history experience available on repeat borrowers. However, as a percentage of total loans charged off, renewals represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2007:

	Loan Volume by Category	Percent of Total Charge-offs	Percent of Loans Made

Renewals	74.8%	72.1%	78.7%
Former borrowers	9.8%	5.8%	9.8%
New borrowers	15.4%	22.1%	11.5%
	100.0%	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated. It is probable that there are losses in the existing portfolio. To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This methodology is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average loan life is approximately four months. Based on this methodology, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2007, 2006, and 2005. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives. In addition, the entire loan portfolio turns over approximately 3 times during a typical twelve-month period. Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the methodology employed is in accordance with generally accepted accounting principles.

The Company records acquired loans at fair value based on current interest rates, less an allowance for uncollectibility and collection costs.

Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” was adopted by the Company on April 1, 2005. SOP 03-3 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because there is no consideration paid for acquired loans over 60 days delinquent. For the years ended March 31, 2007, 2006 and 2005, the Company recorded adjustments of approximately $0.9 million, $0.4 million, and $1.4 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which are not within the scope of SOP 03-3.

The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2007.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2007, 2006, and 2005:

	March 31,
	2007	2006	2005

Balance at the beginning of the year	$22,717,192	20,672,740	17,260,750
Provision for loan losses	51,925,080	46,025,912	40,036,597
Loan losses	(53,979,375)	(49,267,992)	(41,984,428)
Recoveries	6,227,742	4,849,244	3,941,348
Allowance on acquired loans	949,600	437,288	1,418,473
Balance at the end of the year	$27,840,239	22,717,192	20,672,740
Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.4%	7.3%	7.7%
Net charge-offs as a percentage of average loans receivable (1)	13.3%	14.8%	14.6%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2007 and 2006.

	At or for the Three Months Ended
	2007				2006
	First,	Second,	Third,	Fourth,	First,	Second,	Third,	Fourth,

	(Dollars in thousands)

Total revenues	$63,837	67,208	74,103	87,170	51,768	56,744	61,319	73,441
Provision for loan losses	11,167	13,813	18,365	8,580	9,540	13,131	16,726	6,629
General and administrative expenses	34,847	35,289	41,460	42,031	29,241	30,130	33,415	35,728
Net income	9,987	9,861	7,011	21,037	7,312	7,429	5,686	18,088

Gross loans receivable	$447,840	470,275	560,741	505,788	371,056	395,578	464,391	416,302
Number of offices open	641	678	730	732	583	611	619	620

Recently Issued Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the impact of the adoption of SFAS 155 to be material to its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), was issued. It clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management does not expect the impact of FIN 48 to be material, which must be implemented effective April 1, 2007.

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company will adopt in the first quarter of fiscal 2008, as indicated above.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements (SFAS 157).” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, we will adopt this new accounting standard effective April 1, 2008. Management is currently reviewing the impact of SFAS 157 on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006 and the Company was required to adopt it in the fourth quarter of fiscal 2007. There was no impact of adopting SAB 108 on our Consolidated Financial Statements.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on April 1, 2008. The Company does not expect the effect of adopting this standard to be material to its Consolidated Financial Statements.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The Company will adopt this Interpretation in the first quarter of fiscal 2008 and does not expect the adoption of this interpretation to have a significant impact on shareholders’ equity or results of operations.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. As the Company's gross loans receivable increased from $226.3 million at March 31, 2002 to $505.8 million at March 31, 2007, net cash provided by operating activities for fiscal years 2005, 2006 and 2007 was $87.7 million, $98.0 million and $110.1 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. The Company repurchased 1,986,000 shares of its common stock under its repurchase program, for an aggregate purchase price of approximately $16.0 million, between February 1996 and October 1996. Because of certain loan agreement restrictions, the Company suspended its stock repurchases in October 1996. The stock repurchase program was reinstated in January 2000. In October 2006, the Board of Directors authorized the Company to increase its share repurchase program by up to $55 million. As of March 31, 2007, 4,790,344 shares have been repurchased since 2000 for respective aggregate purchase price of approximately $99,976,000. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 50 branches in each of the next two years. Expenditures by the Company to open and furnish new offices generally averaged approximately $20,000 per office during fiscal 2007. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired a net of 50 offices and a number of loan portfolios from competitors in 7 states in 13 separate transactions during fiscal 2007. Gross loans receivable purchased in these transactions were approximately $20.5 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2008. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At March 31, 2007, the interest rate on borrowings under the revolving credit facility was 8.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On March 31, 2007, $60.6 million was outstanding under this facility, and there was $106.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements at March 31, 2007 and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3% convertible senior subordinated notes due October 1, 2011. See Note 7 to the Consolidated Financial Statements included in this report for more information regarding this transaction.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,

	2008	2009	2010	2011	2012	Thereafter	Total

Convertible Senior Subordinated Notes Payable	$-	$-	$-	$110,000	$-	$-	$110,000

Maturities of Notes Payable	60,800	200	200	-	-	-	61,200

Minimum Lease Payments	8,503	5,690	2,563	543	230	5	17,534

Total	$69,303	$5,890	$2,763	$110,543	$230	$5	$188,734

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an other note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $60.6 million at March 31, 2007. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%.

Based on the outstanding balance at March 31, 2007, a change of 1% in the interest rates would cause a change in interest expense of approximately $312,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years. In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of March 31, 2007 the fair value of the interest rate swap was $92,000 and is included in other assets. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was approximately $400,000.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933. Interest on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.

The Company has another note payable which has a balance of $600,000 at March 31, 2007, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes. International revenues were less than 1% of total revenues for the year ended March 31, 2007 and net loans denominated in Mexican pesos were approximately $3.3 million (USD) at March 31, 2007.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On April 28, 2006, we hedged our foreign exchange risk by purchasing a $1 million foreign exchange currency option with a strike rate of 11.36 Mexican peso per US dollar. This option expires on April 30, 2007. Changes in the fair value of this option are recorded as a component of earnings since the Company did not apply hedge accounting.

Because earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, an analysis was performed assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated. At March 31, 2007, the analysis indicated that such market movements would not have had a material effect on the consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2007. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

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

Legal Matters

As of March 31, 2007, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
	March 31,
	2007	2006
Assets
Cash and cash equivalents	$5,779,032	4,033,888
Gross loans receivable	505,788,440	416,301,892
Less:
Unearned interest and deferred fees	(127,750,015)	(103,556,110)
Allowance for loan losses	(27,840,239)	(22,717,192)
Loans receivable, net	350,198,186	290,028,590
Property and equipment, net	14,310,458	11,039,619
Deferred income taxes	14,507,000	3,898,000
Other assets, net	10,221,562	6,922,292
Goodwill	5,039,630	4,715,110
Intangible assets, net	11,060,139	12,146,008

	$411,116,007	332,783,507
Liabilities and Shareholders' Equity
Liabilities:
Senior notes payable	60,600,000	99,800,000
Convertible senior subordinated notes payable	110,000,000	-
Other notes payable	600,000	800,000
Income taxes payable	8,015,514	6,778,276
Accounts payable and accrued expenses	16,407,846	14,975,112
Total liabilities	195,623,360	122,353,388

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 17,492,521 and 18,336,604 shares at March 31, 2007 and 2006, respectively	-	-
Additional paid-in capital	5,770,665	1,209,358
Retained earnings	209,769,808	209,270,853
Accumulated other comprehensive loss, net of tax	(47,826)	(50,092)
Total shareholders' equity	215,492,647	210,430,119
Commitments and contingencies
	$411,116,007	332,783,507

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2007	2006	2005

Revenues:
Interest and fee income	$247,007,668	204,450,428	177,581,630
Insurance commissions and other income	45,310,752	38,821,587	33,176,378
Total revenues	292,318,420	243,272,015	210,758,008
Expenses:
Provision for loan losses	51,925,080	46,025,912	40,036,597
General and administrative expenses:
Personnel	102,824,945	84,817,025	73,361,104
Occupancy and equipment	17,397,672	14,166,977	12,430,896
Data processing	2,159,712	2,108,740	1,910,285
Advertising	10,277,796	8,592,492	7,792,313
Amortization of intangible assets	2,885,202	2,860,555	2,585,267
Other	18,081,517	15,968,496	14,143,555
	153,626,844	128,514,285	112,223,420
Interest expense	9,596,116	7,136,853	4,640,285
Total expenses	215,148,040	181,677,050	156,900,302

Income before income taxes	77,170,380	61,594,965	53,857,706
Income taxes	29,274,000	23,080,000	19,868,000
Net income	$47,896,380	38,514,965	33,989,706

Net income per common share:
Basic	$2.66	2.08	1.81
Diluted	$2.60	2.02	1.74

Weighted average shares outstanding:
Basic	18,018,370	18,493,389	18,761,066
Diluted	18,393,728	19,098,087	19,557,515

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
.
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Total Comprehensive Income
Balances at March 31, 2004	$12,822,906	143,757,431	-	156,580,337

Proceeds from exercise of stock options (577,710 shares), including tax benefits of $3,181,612	7,891,669	-	-		7,891,669
Common stock repurchases (486,000 shares)	(8,750,519)	-	-	(8,750,519)
Net income	-	33,989,706	-	33,989,706	33,989,706

Balances at March 31, 2005	11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock options (190,397 shares), including tax benefits of $1,205,288	3,045,527	-	-	3,045,527
Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	-	(20,791,474)
Other comprehensive loss	-	-	(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock options (331,870 shares), including tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases (1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common stock under stock option plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646
Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$47,896,380	38,514,965	33,989,706
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,885,202	2,860,555	2,585,267
Amortization of loan costs and discounts	379,634	25,000	56,098
Provision for loan losses	51,925,080	46,025,912	40,036,597
Depreciation	3,057,658	2,371,857	2,073,933
Deferred tax expense (benefit)	(1,250,000)	6,792,000	(1,155,000)
Compensation related to stock option and restricted stock
option plans	3,930,948	-	-
Tax benefit from exercise of stock options	-	1,205,288	3,181,612
Change in accounts:
Other assets, net	137,550	(743,024)	(2,245,162)
Income taxes payable	1,237,238	5,154,207	1,241,060
Accounts payable and accrued expenses	(111,497)	(4,204,452)	7,933,812
Net cash provided by operating activities	110,088,193	98,002,308	87,697,923
Cash flows from investing activities:
Increase in loans receivable, net	(95,963,365)	(82,962,171)	(45,628,235)
Net assets acquired from office acquisitions, primarily loans	(16,269,811)	(6,800,032)	(21,678,455)
Increase in intangible assets from acquisitions	(2,123,853)	(2,363,168)	(4,429,769)
Purchases of property and equipment, net	(6,189,997)	(3,546,815)	(2,419,886)
Net cash used by investing activities	(120,547,026)	(95,672,186)	(74,156,345)
Cash flows from financing activities:
Net change in bank overdraft	1,544,231	908,324	363,454
Proceeds (repayment) of senior revolving notes payable, net	(39,200,000)	16,900,000	(8,450,000)
Proceeds from convertible senior subordinated notes	110,000,000	-	-
Repayment of subordinated notes payable	-	-	(2,000,000)
Repayment of other notes payable	(200,000)	(200,000)	(682,000)
Proceeds from exercise of stock options	3,486,157	1,840,239	4,710,057
Repurchase of common stock	(54,095,963)	(20,791,474)	(8,750,519)
Tax benefit from exercise of stock options	2,937,122	-	-
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-
Loan cost associated with note convertible	(3,814,188)	-	-
Purchase of call options associated with convertible notes	(24,609,205)	-	-
Net cash (used in) provided by financing activities	12,203,977	(1,342,911)	(14,809,008)
Increase (decrease) in cash and cash equivalents	1,745,144	987,211	(1,267,430)
Cash and cash equivalents at beginning of year	4,033,888	3,046,677	4,314,107
Cash and cash equivalents at end of year	$5,779,032	4,033,888	3,046,677

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

As of March 31, 2007, the Company operated 717 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. The Company also operated 15 offices in Mexico. The Company is subject to numerous lending regulations that vary by state.

Principles of Consolidation

The consolidated financial statements include the accounts of World Acceptance Corporation and its wholly owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states and Mexico, ParaData (a software company acquired during fiscal 1994) and WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business Segments

The Company reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

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

ParaData provides data processing systems to 117 separate finance companies, including the Company. At March 31, 2007 and 2006, ParaData had total assets of $2,664,000 and $2,308,000, respectively, which represented less than 1% of total consolidated assets at each fiscal year end. Total net revenues (system sales and support) for ParaData for the years ended March 31, 2007, 2006 and 2005 were $2,499,000, $2,333,000 and $2,332,000, respectively, which represented approximately 1% of consolidated revenue for each year. For the years ended March 31, 2007, 2006 and 2005, ParaData had income before income taxes of $112,000, $308,000 and $332,000, respectively. Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. During fiscal 2007 and 2006, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less. Experience indicates that a majority of the direct cash consumer loans are renewed, and the Company accounts for the refinancing as a new loan. Generally a customer must make a payment in order to qualify for a renewal. Furthermore, our lending policy has predetermined lending amounts, so that in most cases a renewal will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

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

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance cost and other deposits.

Derivatives and Hedging Activities

The Company currently uses an interest rate swap and a foreign currency option to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings and Mexican peso expenditures. The interest rate swap agreement and foreign currency option are carried at fair value. Changes to fair value are recorded each period as a component of the statement of operations.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over an estimated weighted average useful life of 9 years and non-compete agreements are amortized over the term of the agreement.

We evaluate goodwill annually for impairment in the fourth quarter of a fiscal year using the market value-based approach. We have one reporting unit, the consumer finance company, and we have multiple components, the lowest level of which are individual offices. Our components are aggregated for impairment testing because they have similar economic characteristics. We write-off goodwill when we close an office that has goodwill assigned to it. As of March 31, 2007, we had 66 offices with recorded goodwill.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. We assess impairment of these assets generally at the office level based on the operating cash flows of the office and our plans for office closings. We write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. We did not record any material impairment charges for the fiscal years 2007, 2006 and 2005.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, other note payable, foreign currency options and interest rate swaps. Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and other note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR. The convertible subordinated notes payable fair value is based on the current quoted market price which was $103,537,500 as of March 31, 2007. The swap and option are valued based on information from a third party broker.

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

Non-file Insurance

Non-file premiums are charged on certain loans at inception and renewal in lieu of recording and perfecting the Company's security interest in the assets pledged on certain loans and are remitted to a third-party insurance company for non-file insurance coverage. Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see Note 9).

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

Supplemental Cash Flow Information

For the years ended March 31, 2007, 2006, and 2005, the Company paid interest of $9,686,128, $6,958,983 and $4,529,445, respectively.

For the years ended March 31, 2007, 2006, and 2005, the Company paid income taxes of $26,478,254, $9,928,505 and $16,600,328, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2007, 2006, and 2005, consist of:

	2007	2006	2005

Tax benefit from convertible note	$9,359,000	-	-

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method. Potential common stock related to convertible senior notes are included in the diluted EPS computation using the method prescribed by EITF 04-8 “The Effect of Contingently Convertible Instruments on Dilutive Earnings Per Share.”

Reclassifications

Certain reclassification entries have been made for fiscal 2006 and 2005 to conform with fiscal 2007 presentation. There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 13).

At March 31, 2007, the Company had several share-based employee compensation plans, which are described more fully in Note 13. Prior to April 1, 2006, the Company accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these stock options for the years ended March 31, 2006 and 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company recorded forfeitures as they occurred. The results of this change were not material. The Company has elected to expense future grants of awards with graded vesting on a graded vesting basis over the requisite service period of the entire award. Results for prior periods have not been restated.

As a result of applying the provisions of SFAS 123R during fiscal 2007, the Company recognized additional share-based compensation expense related to stock options and restricted stock of $4.5 million, or $2.8 million net of tax. The increase in share-based compensation expense resulted in a $0.15 decrease in basic earnings per share and in diluted earnings per share during fiscal 2007.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Cash flows from financing activities for fiscal 2007 included $2,937,122 million in cash inflows from excess tax benefits related to stock compensation.

The following table provides pro forma net income and earnings per share information, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

(Dollars in thousands except per share amounts)	2006	2005

Net income
As reported	$38,515	33,990
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effect	1,253	958
Pro forma net income	$37,262	33,032

Basic earnings per share
As reported	$2.08	1.81
Pro forma	$2.01	1.76

Diluted earnings per share
As reported	$2.02	1.74
Pro forma	$1.95	1.69

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the impact of the adoption of SFAS 155 to be material to its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), was issued. It clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management does not expect the impact of FIN 48 to be material, which must be implemented effective April 1, 2007.

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company will adopt in the first quarter of fiscal 2008, as indicated above.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements (“SFAS 157”).” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, we will adopt this new accounting standard effective April 1, 2008. Management is currently reviewing the impact of SFAS 157 on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006 and the Company was required to adopt it in the fourth quarter of fiscal 2007. There was no impact of adopting SAB 108 on our Consolidated Financial Statements.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on April 1, 2008. The Company does not expect the effect of adopting this standard to be material to its Consolidated Financial Statements.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The Company will adopt this Interpretation in the first quarter of fiscal 2008 and does not expect the adoption of this interpretation to have a significant impact on shareholders’ equity or results of operations.

(2)        Accumulated Other Comprehensive Loss

The Company applies the provision of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive loss as of March 31, 2007 and 2006:

	2007	2006

Balance at beginning of year	$(50,092)	$-
Unrealized gain (loss) from foreign exchange translation adjustment	2,266	(50,092)
Total accumulated other comprehensive loss	$(47,826)	$(50,092)

(3)        Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2007, 2006, and 2005:

	March 31,

	2007	2006	2005

Balance at the beginning of the year	$22,717,192	20,672,740	17,260,750
Provision for loan losses	51,925,080	46,025,912	40,036,597
Loan losses	(53,979,375)	(49,267,992)	(41,984,428)
Recoveries	6,227,742	4,849,244	3,941,348
Allowance on acquired loans	949,600	437,288	1,418,473
Balance at the end of the year	$27,840,239	22,717,192	20,672,740

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

For the years ended March 31, 2007, 2006 and 2005, the Company recorded adjustments of approximately $0.9 million, $0.4 million and $1.4 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans that do not meet the scope of SOP 03-3 (also see Note 1).

(4)        Property and Equipment

Summaries of property and equipment follow:
	March 31,
	2007	2006

Land	$250,443	250,443
Buildings and leasehold improvements	6,633,095	5,056,433
Furniture and equipment	24,105,006	21,149,904
	30,988,544	26,456,780
Less accumulated depreciation and amortization	(16,678,086)	(15,417,161)
Total	$14,310,458	11,039,619

Depreciation expense was $3,058,000, $2,372,000 and $2,074,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

(5)        Intangible Assets

Intangible assets, net of accumulated amortization, consist of:
	March 31,
	2007	2006

Cost of acquiring existing customers	$10,417,848	10,852,045
Value assigned to non-compete agreements	642,291	1,291,038
Other	-	2,925
Total	$11,060,139	12,146,008

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2.4 million for 2008; $2.1 million for 2009; $1.8 million for 2010, $1.5 million for 2011; $1.2 million for 2012; and an aggregate of $2.1 million for the years thereafter.

(6)        Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2007 and 2006:
	March 31,
	2007	2006

Balance at beginning of year	$4,715,110	4,533,219
Goodwill acquired during the year	359,658	202,891
Goodwill impaired during the year	(35,138)	(21,000)
Balance at March 31, 2006	$5,039,630	4,715,110

In August 2006 and January 2007, the Company closed its San Antonio, Texas and Tallassee, Alabama branches, respectively, at which time the goodwill associated with these branches was determined to be impaired and was subsequently written off. In August 2005, the Company closed its Jefferson, Georgia branch at which time the goodwill associated with that branch was determined to be impaired and was subsequently written off.

The Company performed an annual impairment test as of March 31, 2007, and determined that none of the recorded goodwill was impaired.

(7)        Notes Payable

 Summaries of the Company's notes payable follow:

Senior Notes Payable

$167,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $167.0 million, with $60.6 million outstanding at March 31, 2007, subject to a borrowing base formula. An additional $15 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.85%. At March 31, 2007, the Company’s interest rate was 8.25% and the unused amount available under the revolver was $106.4 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2008. A member of the Company’s Board of Directors served as an Executive Vice President of The South Financial Group, which is the parent of Carolina First Bank until December 2006. As of March 31, 2007 Carolina First Bank had committed to fund up to $20 million under the credit facility.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

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

Convertible Senior Notes

On October 10, 2006, the Company issued $110 million aggregate principal amount of its 3.0% convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933. Interest on the Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007. The Convertible Notes are the Company’s direct, senior subordinated, unsecured obligations and rank equally in right of payment with all existing and future unsecured senior subordinated debt of the Company, senior in right of payment to all of the Company’s existing and future subordinated debt and junior to all of the Company’s existing and future senior debt.  The Convertible Notes are structurally junior to the liabilities of the Company’s subsidiaries. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, at an initial conversion rate of 16.0229 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $62.41 per share, subject to adjustment. Upon conversion, the Company will pay cash up to the principal amount of notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount based on a 30 trading-day observation period.

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

Convertible Notes Hedge Strategy

Concurrent and in connection with the sale of the Convertible Notes, the Company purchased call options to purchase shares of the Company’s common stock equal to the conversion rate as of the date the options are exercised for the Convertible Notes, at a price of $62.41 per share. The cost of the call options totaled $24.6 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 1,762,519 shares of the Company’s common stock at a price of $73.97 per share and received net proceeds from the sale of increasing these warrants of $16.2 million. Taken together, the call option and warrant agreements increased the effective conversion price of the Convertible Notes to $73.97 per share. The call options and warrants must be settled in net shares. On the date of settlement, if the market price per share of the Company’s common stock is above $73.97 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $73.97 per share.

The warrants have a strike price of $73.97 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof. There were no underwriting commissions or discounts in connection with the sale of the warrants.

In accordance with EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock”, the Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Other Note Payable

The Company also has a $600,000 note payable to Carolina First Bank, bearing interest of LIBOR plus 2.00% payable monthly, which is to be repaid in three remaining annual installments of $200,000 ending on May 1, 2009.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At March 31, 2007, $35.1 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2007, are as follows: 2008, $60,800,000; 2009, $200,000; 2010, $200,000; 2011, $110,000,000; and none thereafter.

(8)        Derivative Financial Instruments

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

On April 28, 2006, the Company entered into a $1 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $1 million U.S. dollars at a rate of 11.36 Mexican pesos on April 30, 2007. The fair value of the option at March 31, 2007 was immaterial.

At March 31, 2007, the Company recorded an asset related to the interest rate swap of $92,000, which represented the fair value of the interest rate swap at that date. The corresponding unrealized loss of $400,000 was recorded as other income for the year ended March 31, 2007. During the year ended March 31, 2007, interest expense was decreased by approximately $150,000, as a result of net disbursements under the terms of the interest rate swap.

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

(9)        Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company. The following is a summary of the non-file insurance activity for the years ended March 31, 2007, 2006, and 2005:

	2007	2006	2005

Insurance premiums written	$5,356,161	5,229,598	3,953,652
Recoveries on claims paid	$503,986	403,445	290,062
Claims paid	$5,451,094	4,948,136	4,119,148

(10)        Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building. It is expected that in the normal course of business, expiring leases will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2007, are as follows:

2008	$8,503,248
2009	5,689,704
2010	2,563,434
2011	543,206
2012	230,098
Thereafter	4,550
Total future minimum lease payments	$17,534,240

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2007, 2006, and 2005, was $9,555,103, $7,730,647 and $6,857,274, respectively.

(11)        Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2007:
U.S. Federal	$26,532,000	(1,256,000)	25,276,000
State and local	3,947,000	39,000	3,986,000
Foreign	45,000	(33,000)	12,000
	$30,524,000	(1,250,000)	29,274,000

Year ended March 31, 2006:
U.S. Federal	$14,475,000	6,059,000	20,534,000
State and local	1,813,000	733,000	2,546,000
	$16,288,000	6,792,000	23,080,000

Year ended March 31, 2005:
U.S. Federal	$18,945,000	(860,000)	18,085,000
State and local	2,078,000	(295,000)	1,783,000
	$21,023,000	(1,155,000)	19,868,000

Income tax expense was $29,273,701, $23,080,000 and $19,868,000, for the years ended March 31, 2007, 2006 and 2005, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2007	2006	2005
U.S. Federal	$27,010,000	21,558,000	18,850,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,591,000	1,655,000	1,159,000
Change in valuation allowance	207,000	19,000	104,000
Insurance income exclusion	(167,000)	(75,000)	(73,000)
Proceeds from life insurance	-	(145,000)	-
Other, net	(367,000)	68,000	(172,000)
	$29,274,000	23,080,000	19,868,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$10,587,000	8,551,000
Unearned insurance commissions	6,549,000	5,112,000
Accounts payable and accrued expenses primarily related to employee benefits	2,565,000	2,396,000
Tax over book accrued interest receivable	2,277,000	1,533,000
Convertible notes	9,359,000	-
Other	857,000	535,000

Gross deferred tax assets	32,194,000	18,127,000
Less valuation allowance	(742,000)	(535,000)
Net deferred tax assets	31,452,000	17,592,000

Deferred tax liabilities:

Mark to market of loans for tax purposes	(11,255,000)	(9,565,000)
Tax over book basis of depreciable assets	(1,031,000)	(1,263,000)
Intangible assets	(2,942,000)	(1,157,000)
Unrealized gains	(35,000)	(185,000)
Discount of purchased loans	-	(168,000)
Deferred net loan origination fees	(1,068,000)	(872,000)
Prepaid expenses	(614,000)	(484,000)

Gross deferred liabilities	(16,945,000)	(13,694,000)

Net deferred tax assets	$14,507,000	3,898,000

The valuation allowance for deferred tax assets as of March 31, 2007 and 2006 was $742,000 and $535,000, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2007 and 2006 relates to state net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Internal Revenue Service has examined the Company’s federal income tax returns for the fiscal year 2004. Tax returns for fiscal 2005 and 2006 are subject to examination by taxing authorities.

(12)        Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the year ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$47,896,380	18,018,370	$2.66

Effect of Dilutive Securities
Options	-	375,358

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$47,896,380	18,393,728	$2.60

	For the year ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$38,514,965	18,493,389	$2.08

Effect of Dilutive Securities
Options	-	604,698

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$38,514,965	19,098,087	$2.02

	For the year ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$33,989,706	18,761,066	$1.81

Effect of Dilutive Securities
Options	-	796,449

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$33,989,706	19,557,515	$1.74

Options to purchase 77,556, 133,000, and 0 shares of common stock at various prices were outstanding during the years ended March 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

(13)        Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to 15% of their gross pay. The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay. The Company's expense under this plan was $948,519, $619,433 and $610,536, for the years ended March 31, 2007, 2006, and 2005, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The Company selects the key executives who participate in the SERP. The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. For the years ended March 31, 2007, 2006, and 2005, contributions of $474,865, $454,165 and $317,882, respectively were charged to operations related to the SERP. The unfunded liability was $2,989,000, $2,707,000 and $2,253, 000 as of March 31, 2007, 2006 and 2005, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions; an annual salary increase of 3.5% for all 3 years; a discount rate of 7.5% in 2005, 6% in 2006, and 6% in 2007; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan. As of March 31, 2007 and 2006, the balance outstanding was $217,480 and $320,396, respectively, under this plan.

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At March 31, 2007, there were 643,516 shares available for grant under the plans.

The fair value of the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that ultimately will not complete their vesting requirements.

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2007, 2006 and 2005 was $26.44, $14.93, and $12.60 per share, respectively. The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option—pricing model:

	2007	2006	2005

Dividend yield	$0	$0	$0
Expected volatility	43.4%	48.2%	41.3%
Average risk-free interest rate	4.69%	4.70%	3.3%
Expected life	7.5 years	7.5 years	7.5 years
Vesting period	5 years	1 to 5 years	1 to 5 years

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds that have a remaining life similar to the expected option term.

Option activity for the year ended March 31, 2007, was as follows:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value

Options outstanding, beginning of year	1,274,068	15.56
Granted	221,250	49.00
Exercised	(331,870)	10.71
Forfeited	(23,499)	$21.36
Options outstanding, end of year	1,139,949	$23.41	6.97	$20,782,703
Options exercisable, end of year	492,999	$12.15	4.85	$13,706,779

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of March 31, 2007. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended March 31, 2007 and 2006 were as follows:

2007	2006	2005

$ 8,078,143	$ 3,348,020	$ 8,744,289

As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.7 million which is expected to be recognized over a weighted-average period of approximately 3.1 years.

The following table summarizes information regarding stock options outstanding at March 31, 2007:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 4.90 - $5.99	166,267	2.14	$5.27	166,267	$5.27
$ 6.00 - $ 7.99	40,082	2.39	$6.72	40,082	$6.72
$ 8.00 - $ 9.99	109,650	5.00	$8.44	85,150	$8.44
$ 10.00 - $ 12.99	31,500	6.13	$11.44	31,500	$11.44
$ 13.00 - $ 16.99	118,600	6.68	$16.32	58,800	$16.09
$ 22.00 - $ 23.99	117,000	7.58	$23.53	28,200	$23.53
$25.00 - $28.99	337,100	8.78	$26.28	83,000	$25.97
$45.00 - $46.99	20,000	9.66	$46.21	-	$-
$49.00 - $51.99	199,750	9.62	$49.00	-	$-
$ 4.90 - $ 51.99	1,139,949	6.97	$23.41	492,999	$12.15

Restricted Stock

On May 2, 2006, the Company granted 8,000 shares of restricted stock (which are equity classified), with a grant date fair value of $28.96 per share, to its independent directors. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $222,025 of compensation expense for the year ended March 31, 2007 related to this restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

On November 24, 2006, the Company granted 37,500 shares of restricted stock (which are equity classified), with a grant date fair value of $46.21 per share, to certain executive officers. One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of grant.

Compensation expense related to these shares is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $866,362 of compensation expense for the year ended March 31, 2007 related to this restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of March 31, 2007, there was approximately $876,139 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of our restricted stock as of March 31, 2007, and changes during the year ended March 31, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2006	-	-
Granted during the period	45,500	43.18
Vested during the period	(4,000)	28.96
Cancelled during the period	(12,058)	46.21
Outstanding at March 31, 2007	29,442	$43.87

Total share-based compensation included as a component of net income as of March 31, 2007 was as follows:

Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,399,763
Share-based compensation related to restricted stock units	1,088,387

Total share-based compensation related to equity classified awards	$4,488,150

(14)        Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2007	2006	2005
($ in thousands)

Number of offices purchased	86	25	60
Merged into existing offices	50	22	30

Purchase Price	$18,394	9,163	26,107
Tangible assets:
Net loans	16,131	6,742	21,491
Furniture, fixtures & equipment	139	58	187
	16,270	6,800	21,678

Excess of purchase prices over carrying value of net tangible assets	$2,124	2,363	4,429

Customer lists	1,696	2,063	2,720
Non-compete agreements	68	97	230
Goodwill	360	203	1,479

Total intangible assets	$2,124	2,363	4,429

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

The results of this acquisition have been included in the Company’s Consolidated Financial Statement since the acquisition date. The pro forma impact of this purchase as though it had been acquired at the beginning of the periods presented would not have a material effect on the results of the operations as reported.

Other Acquisitions

When an acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets and non-compete agreements is allocated two-thirds to goodwill and one-third to customer list. Generally, the acquired offices are small, privately owned and do not have sufficient historical data to determine attrition. Management believes that the customers acquired have the same characteristics and perform similarly to customers of the Company. Therefore, management utilized the attrition patterns of the Company’s customers when developing the methodology. This methodology was determined in fiscal 2002 and was re-evaluated during fiscal 2006. During the year ended March 31, 2007, 50 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the year ended March 31, 2007, 36 acquisitions were recorded as asset acquisitions.

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

(15)        Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
(Dollars in thousands, except earnings per share data)

Total revenues	$63,837	67,208	74,103	87,170	51,768	56,744	61,319	73,441

Provision for loan losses	11,167	13,813	18,365	8,580	9,540	13,131	16,726	6,629
General and administrative expenses	34,847	35,289	41,460	42,031	29,241	30,130	33,415	35,728
Interest expense	1,901	2,270	2,823	2,602	1,307	1,622	2,142	2,066
Income tax expense	5,935	5,975	4,444	12,920	4,368	4,432	3,350	10,930
Net income	$9,987	9,861	7,011	21,037	7,312	7,429	5,686	18,088
Earnings per share:
Basic	$.54	.53	.40	1.20	.39	.40	.31	.99
Diluted	$.53	.52	.39	1.17	.38	.39	.30	.96

(16)        Litigation

At March 31, 2007, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

(17)        Commitments - Subsequent Event

On May 21, 2007, the Company entered into employment agreements with key executive employees. The employment agreements have a term of three years and calls for an aggregate minimum annual base salary of approximately $500,000 adjusted annually as determined by the Compensation and Stock Option Committee of the Company’s Board of Directors. The agreement also provides for annual incentive bonus, which is based on the achievement of certain predetermined operational goals.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2007 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greenville, South Carolina
May 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that World Acceptance Corporation (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
May 25, 2007

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at March 31, 2007. Management’s report on internal control over financial reporting can be found on page 52 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. This report can be found on page 54 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective May 21, 2007, the Company entered into new employment agreements with Mr. A. Alexander McLean, III, its Chief Executive Officer, and Mr. Mark C. Roland, its President and Chief Operating Officer. The following summaries, which do not purport to be complete descriptions of these agreements, are qualified by reference to the terms of the new agreements, which are filed as exhibits to this annual report on Form 10-K.

The new employment agreements of Messrs. McLean and Roland run for an initial term that expires on May 20, 2010, but are subject to automatic extension for successive one year periods thereafter unless either the Company or the executive gives notice of termination not less than 90 days prior to the date on which the agreement would otherwise be automatically extended. The agreements provide for current annual base salaries of not less than $268,108 and $233,200, respectively, subject to annual adjustment as determined by the Compensation and Stock Option Committee (the “Committee”). The agreements further provide for payment, at the Company’s discretion, of annual cash incentive payments and equity or cash based long-term incentive compensation awards in accordance with criteria established by the Board or the Committee. Each executive is also entitled to the use of a company automobile and to participate in all other compensation benefits and programs and to receive such other benefits and perquisites as provided under any existing or future program for salaried employees.

Under the agreements, the Company has agreed to provide these executives with long-term disability insurance benefits equal to 60% of the executive’s base salary at the time of disability. These agreements also provide for severance payments and the continuation of certain benefits if the executive is terminated without cause or constructively discharged (as defined in the agreement). In the event of such termination without cause or constructive discharge, including any such termination or discharge that occurs within two years after a change of control of the Company, the executive is generally entitled to receive (i) a lump sum cash payment of accrued salary, unused vacation pay and any unpaid bonus earned for the year prior to the fiscal year in which termination occurs, (ii) a prorated bonus for the portion of the fiscal year in which his termination occurs, calculated based on the average of his bonus payments for the preceding three years, (iii) severance pay equal to two years’ base salary and two years’ bonus (calculated as the average of the bonus paid to the executive over the three years prior to termination), payable over 24 months and (iv) the continuation of all other welfare and fringe benefits until the earlier of 24 months or such time as the executive becomes employed and eligible for similar benefits from another company from the date of termination.

Under these agreements, Messrs. McLean and Roland have agreed to observe certain confidentiality and non-compete obligations during the term of employment and for 24 months thereafter.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information contained under the caption “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance matters - Director Nominations” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

Audit Committee Financial Experts

The Board of Directors has determined that each member of the Audit Committee, Mr. Way, Mr. Bramlett and Mr. Hummers, is an audit committee financial expert. Each of these members is also “independent” as that term is defined in accordance with the independence requirements of NASDAQ.

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

Item 11. Executive Compensation

Information contained under the caption "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Report of Compensation and Stock Option Committee," which shall be deemed furnished, but not filed herewith, is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Executive Compensation Equity Plan Compensation Information,” "Ownership of Shares by Certain Beneficial Owners" and "Ownership of Common Stock of Management" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained under the caption “Election of Directors,” “Corporate Governance Matters - Director Independence” and “Related Party Transactions” is incorporated herein in response to this Item 13.

Item 14. Principal Accountant Fees and Services

Information contained under the caption “Appointment of Independent Registered Public Accountants,” in the Proxy Statement except for the information therein under the subcaption “Report of the Audit Committee of the Board of Directors,” is incorporated by reference herein in response to this Item 14.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(1)	The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are filed herewith.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2007 and 2006

Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*),Previously filed (+), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Third Amended and Restated Bylaws of the Company	99.3	3-29-06 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Article II, Section 9 of the Company’s Second Amended
	And Restated Bylaws	3.2	33-42879

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit	10.1	10-04-06 8-K
	Agreement dated as of October 2, 2006

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as	4.6	9-30-05 10-Q
	amended through July 20, 2005

4.9	Fourth Amendment to Subsidiary Amended and Restated	4.7	6-30-05 10-Q
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)

4.10	Fourth Amendment to Amended and Restated Security Agreement,	4.8	9-30-07 10-Q
	Pledge and Indenture of Trust, dated as of June 30, 1997, between
	the Company and Harris Trust and Savings Bank, as Security
	Trustee

4.11	Fifth Amendment to Amended and Restated Security Agreement,	4.9	6-30-05 10-Q
	Pledge and Indenture of Trust (i.e. Company Security Agreement)

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
	and U.S. Bank National Association, as Trustee

10.1+	Amended and Restated Employment Agreement of	10.1	6-30-03 10-Q
	Charles D. Walters, effective as of June 1, 2003

10.2+	Amended Agreement of Amended and Restated Employment	10.2	6-30-04 10-Q
	Agreement of Charles D. Walters, effective as of January 28, 2004

Exhibit Number	Description	Filed Herewith (*),Previously filed (+), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.3	Employment Agreement of A. Alexander McLean, III, effective	*
	May 21, 2007

10.4	Employment Agreement of Mark C. Roland, effective as of	*
	May 21, 2007

10.5+	Amended and Restated Employment Agreement of	10.4	6-30-03 10-Q
	Douglas R. Jones, effective as of June 1, 2003

10.6+	Securityholders' Agreement, dated as of September 19, 1991,	10.5	33-42879
	between the Company and certain of its securityholders

10.7+	World Acceptance Corporation Supplemental	10.7	2000 10-K
	Income Plan

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer Date: May 25 2007

By:	/s/ Kelly Malson Snape
Kelly Malson Snape
Chief Financial Officer Date: May 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean, III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chief Executive Officer; Director	Ken R. Bramlett Jr., Director
Date: May 25, 2007	Date: May 25, 2007

/s/ Kelly Malson Snape	/s/ James R. Gilreath
Kelly Malson Snape, Chief Financial Officer	James R. Gilreath, Director
Date: May 25, 2007	Date: May 25, 2007

/s/ Charles D. Walters	/s/ Charles D. Way
Charles D. Walters, Chairman of the Board of Directors	Charles D. Way, Director
Date: May 25, 2007	Date: May 25, 2007

/s/ William S. Hummers
William S. Hummers, III, Director
Date: May 25, 2007