Form 10-Q
period 2007-06-30
WORLD ACCEPTANCE CORP
filed 2007-08-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from_______________to___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of August 8, 2007 was 17,529,421

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30,
	2007 and March 31, 2007	3

	Consolidated Statements of Operations for the
	three months ended June 30, 2007 and June 30, 2006	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income for the year ended March 31, 2007
	and the three months ended June 30, 2007	5

	Consolidated Statements of Cash Flows for the
	three months ended June 30, 2007 and June 30, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	14
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2007	2007
ASSETS

Cash and cash equivalents	$7,387,283	5,779,032
Gross loans receivable	544,964,443	505,788,440
Less:
Unearned interest and fees	(141,714,567)	(127,750,015)
Allowance for loan losses	(29,682,281)	(27,840,239)
Loans receivable, net	373,567,595	350,198,186
Property and equipment, net	15,576,812	14,310,458
Deferred tax benefit	19,310,627	14,507,000
Other assets, net	10,678,534	10,221,562
Goodwill	5,337,582	5,039,630
Intangible assets, net	11,487,806	11,060,139
Total assets	$443,346,239	411,116,007

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	82,550,000	60,600,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	400,000	600,000
Income taxes payable	9,082,929	8,015,514
Accounts payable and accrued expenses	13,600,274	16,407,846
Total liabilities	215,633,203	195,623,360

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued
or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding
17,520,521 and 17,492,521 shares at June 30, 2007
and March 31, 2007, respectively
Additional paid-in capital	7,635,005	5,770,665
Retained earnings	220,070,816	209,769,808
Accumulated other comprehensive income (loss)	7,215	(47,826)
Total shareholders' equity	227,713,036	215,492,647

Commitments and contingencies	$443,346,239	411,116,007

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended
	June 30,
	2007	2006

Revenues:
Interest and fee income	$65,389,322	54,536,143
Insurance and other income	10,999,774	9,301,435
Total revenues	76,389,096	63,837,578

Expenses:
Provision for loan losses	14,216,510	11,167,468
General and administrative expenses:
Personnel	28,856,263	23,592,675
Occupancy and equipment	4,933,090	3,915,271
Data processing	549,805	494,738
Advertising	2,451,389	1,889,907
Amortization of intangible assets	614,687	793,729
Other	4,784,836	4,160,285
	42,190,070	34,846,605

Interest expense	2,336,387	1,901,239
Total expenses	58,742,967	47,915,312

Income before income taxes	17,646,129	15,922,266

Income taxes	6,795,121	5,935,446

Net income	$10,851,008	9,986,820

Net income per common share:
Basic	$0.62	0.54
Diluted	$0.61	0.53

Weighted average common equivalent shares outstanding:
Basic	17,510,229	18,422,341
Diluted	17,916,288	18,741,307

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)

			Accumulated
	Additional	Comprehensive	Other	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss), Net	Equity	Income

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119
Proceeds from exercise of stock
options (331,870 shares), including
tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases
(1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common
stock under stock option
plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants
associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated
with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646
Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647
Cumulative effect of initial
Application of FIN 48	-	(550,000)	-	(550,000)
Proceeds from exercise of stock
options (20,000 shares),
including tax benefits of
$137,051…………………..	514,305	-	-	514,305
Issuance of restricted common stock
under stock option plan
(8,000 shares)	426,620	-	-	426,620
Stock option expense	923,415	-	-	923,415
Other comprehensive income	-	-	55,041	55,041	55,041
Net income	-	10,851,008	-	10,851,008	10,851,008
Total comprehensive income	-	-	-	-	10,906,049
Balances at June 30, 2007	$7,635,005	220,070,816	7,215	227,713,036

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,851,008	9,986,820
Adjustments to reconcile net income to net cash provided
by operating activities:

Amortization of intangible assets	614,687	793,729
Amortization of loan costs and discounts	190,816	-
Provision for loan losses	14,216,510	11,167,468
Depreciation	841,573	648,246
Deferred tax benefit	(303,627)	-
Compensation related to stock option and restricted stock
option plans	1,350,035	699,346
Change in accounts:
Other assets, net	(585,933)	(157,470)
Income taxes payable	(3,982,585)	(2,402,243)
Accounts payable and accrued expenses	(2,681,661)	(3,796,166)
Net cash provided by operating activities	20,510,823	16,939,730

Cash flows from investing activities:
Increase in loans receivable, net	(35,886,826)	(29,183,574)
Assets acquired from office acquisitions, primarily loans	(1,828,907)	(863,913)
Increase in intangible assets from acquisitions	(1,340,306)	(159,654)
Purchases of property and equipment, net	(1,984,927)	(1,122,375)

Net cash used in investing activities	(41,040,966)	(31,329,516)
Cash flows from financing activities:
Net change in bank overdraft	(125,911)	849,345
Proceeds of senior revolving notes payable, net	21,950,000	12,800,000
Repayment of other notes payable	(200,000)	(200,000)
Repurchases of common stock	-	(1,922,816)
Proceeds from exercise of stock options	377,254	2,086,543
Excess tax benefit from exercise of stock options	137,051	1,639,941

Net cash provided by financing activities	22,138,394	15,253,013

Increase in cash and cash equivalents	1,608,251	863,227
Cash and cash equivalents at beginning of period	5,779,032	4,033,888
Cash and cash equivalents at end of period	$7,387,283	4,897,115

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2007, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2007, and the results of operations and cash flows for the periods ended June 30, 2006 and 2007, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2007 to conform with fiscal 2008 presentation. These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

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

These consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the fiscal year ended March 31, 2007, included in the Company's 2007 Annual Report to Shareholders.

NOTE 2 - COMPREHENSIVE INCOME

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive income (loss) as of June 30, 2007 and June 30, 2006:

	2007	2006
Balance at beginning of year	$(47,826)	$(50,092)
Unrealized gain (loss) from foreign exchange
translation adjustment	$55,041	$(66,261)
Total accumulated other comprehensive income (loss), net	$7,215	$(116,353)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2007	2006

Balance at beginning of period	$27,840,239	22,717,192

Provision for loan losses	14,216,510	11,167,468
Loan losses	(13,982,867)	(10,688,796)
Recoveries	1,560,803	1,373,430
Allowance on acquired loans	47,596	35,544
Balance at end of period	$29,682,281	24,604,838

Effective April 1, 2005, the Company adopted Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The Company believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent. Loans acquired that are more than 60 days past due are included in the scope of SOP 03-3 and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the quarters ended June 30, 2007 and 2006, the Company recorded adjustments of approximately $48,000 and $36,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 - AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2007	2006

Basic:
Average common shares outstanding (denominator)	17,510,229	18,422,341

Diluted:
Average common shares outstanding	17,510,229	18,422,341
Dilutive potential common shares	406,059	318,966
Average diluted shares outstanding (denominator)	17,916,288	18,741,307

Options to purchase 74,841 and 0 shares of common stock at various prices were outstanding during the years ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 5,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At June 30, 2007, there were 527,350 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS” 123-R), using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Sholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

As a result of adopting SFAS 123-R, the impact to the Consolidated Statements of Operations for the quarter ended June 30, 2007 was to decrease income before income taxes and net income by approximately $1,350,000 and $836,000, respectively and basic and diluted earnings per share by $0.05. For the quarter ended June 30, 2006, the impact to the Consolidated Statements of Operations was to decrease income before income taxes and net income by approximately $699,000 and $438,000, respectively and basic and diluted earnings per share was decreased by $0.02.

Option activity for the three months ended June 30, 2007 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,139,949	$23.41
Granted	7,000	$43.00
Exercised	(20,000)	$18.86
Forfeited	(1,100)	$5.41
Options outstanding, end of period	1,125,849	$23.37	6.73	$22,816,566
Options exercisable, end of period	471,899	$11.89	4.49	$14,553,026

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options on June 30, 2007. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the quarters ended June 30, 2007 and 2006 were $474,016 and $4,611,514, respectively. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $5.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The weighted-average fair value at the grant date for options issued during the quarter ended June 30, 2007 was $22.35 per share. This fair value was estimated at grant date using the following weighted-average assumptions: dividend yield of $0, expected volatility of 42.90%, average risk-free interest rate of 4.78%, expected life of 6.89 years and vesting period of five years. There were no option grants during the quarter ended June 30, 2006.

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after their grant date. The risk-free interest rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Restricted Stock

On April 30, 2007 the Company granted 8,000 shares of restricted stock (which are equity classified) with a grant date fair value of $42.93 per share to directors. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $426,620 and $135,148, respectively, of compensation expense for the quarter ended June 30, 2007 and 2006 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations. All shares are expected to vest.

As of June 30, 2007, there was approximately $792,958 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of June 30, 2007, and changes during the quarter ended June 30, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2007	29,442	43.87
Granted during the period	8,000	42.93
Vested during the period	(8,000)	35.95
Cancelled during the period	-	-
Outstanding at June 30, 2007	29,442	$45.76

Total share-based compensation included as a component of net income during the quarters ended June 30, 2007 and 2006 was as follows:
	Three months ended
	June 30,
	2007	2006
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$923,415	$564,198
Share-based compensation related to restricted stock units	426,620	135,148

Total share-based compensation related to equity classified awards	$1,350,035	$699,346

NOTE 6 - ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2007 and 2006:

	2007	2006

Number of offices purchased	16	3
Merged into existing offices	4	2

Purchase Price	$3,169,213	$1,023,567
Tangible assets:
Net loans	1,699,093	860,913
Furniture, fixtures & equipment	123,000	3,000
Other	6,814	-

Excess of purchase prices over carrying value of
net intangible assets	$1,340,306	$159,654

Customer lists	959,354	100,654
Non-compete agreements	83,000	13,000
Goodwill	297,952	46,000

Total intangible assets	$1,340,306	$159,654

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the quarter ended June 30, 2007, 12 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the quarter ended June 30, 2007, four acquisitions were recorded as asset acquisitions.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists. In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill. The offices the Company acquires are small privately owned offices, which do not have sufficient historical data to determine attrition. The Company believes that the customers acquired have the same characteristics and perform similarly to its customers. Therefore, the company utilized the attrition patterns of its customers when developing the methodology. This methodology was determined in fiscal 2002 and is re-evaluated periodically.

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with SFAS 144. If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance. In most acquisitions, the original fair value of the customer list allocated to an office is generally less than $100,000 and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 7 - NOTES PAYABLE

Summaries of the Company's notes payable follow:

Senior Notes Payable

$167,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $167.0 million, with $82.6 million outstanding at June 30, 2007, subject to a borrowing base formula. An additional $15 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.85%. At June 30, 2007, the Company’s interest rate was 8.25% and the unused amount available under the revolver was $84.4 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2008.

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

Other Note Payable

The Company also has a $400,000 note payable to Carolina First Bank, bearing interest of LIBOR plus 2.00% payable monthly, which is to be repaid in two remaining annual installments of $200,000 ending on May 1, 2009.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At June 30, 2007, $41.0 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2007 and 2006, the Company recorded an asset related to the interest rate swap of $480,504 and $855,000, which represented the fair value of the interest rate swap at that date. The corresponding unrealized gain of $388,460 and $363,000 was recorded as other income for the quarters ended June 30, 2007 and 2006. During the quarters ended June 30, 2007 and 2006 interest expense was decreased by approximately $43,000 and $30,000, as a result of net disbursements under the terms of the interest rate swap.

On May 9, 2007, the Company entered into a $3 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $3 million U.S. dollars at a rate of 11.18 Mexican pesos on May 9, 2008. The fair value of the option at June 30, 2007 was immaterial.

On April 28, 2006, the Company entered into a $1 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company could exchange $1 million U.S. dollars at a rate of 11.36 Mexican pesos on April 30, 2007. This option expired with no value on April 30, 2007.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The purpose of these instruments is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings and to reduce variability in foreign cash flows. The fair value of the interest rate swap and currency option is recorded on the consolidated balance sheets as an other asset or other liability. The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of SFAS 133; therefore, the changes in fair value of the swap and option are included in earnings as other income or expenses.

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

NOTE 9 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings. As of April 1, 2007, the Company had approximately $5.5 million of total gross unrecognized tax benefits. Of this total, approximately $800,000 represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to U.S and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The federal income tax returns for fiscal years 2005 and 2006 are currently under examination by the taxing authorities.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had approximately $425,000 accrued for interest and penalties, of which $70,000 was a current period expense.

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

	Three months
	ended June 30,
	2007	2006
	(Dollars in thousands)

Average gross loans receivable (1)	$527,000	432,574

Average loans receivable (2)	391,530	323,465

Expenses as a % of total revenue:
Provision for loan losses	18.6%	17.5%
General and administrative	55.2%	54.6%
Total interest expense	3.1%	3.0%
Operating margin (3)	26.2%	27.9%

Return on average assets (annualized)	10.2%	11.7%
Offices opened or acquired, net	50	21
Total offices (at period end)	782	641

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2007, Versus
Three Months Ended June 30, 2006

Net income increased to $10.9 million for the three months ended June 30, 2007, or 8.7%, from the three month period ended June 30, 2006. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $2.2 million, or 12.1%, and was offset partially by an increase in interest expense and an increase in income taxes.

Interest and fee income for the quarter ended June 30, 2007, increased by $10.9 million, or 19.9%, over the same period of the prior year. This increase resulted from a $94.4 million increase, or 21.8%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.7 million, or 18.3%, between the two quarterly periods. Insurance commissions increased by $1.0 million, or 17%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $700,000, or 20.4%, over the two corresponding quarters primarily due to an increase in revenue from motor club products and accidental death and dismemberment insurance products, which increased approximately $243,000 and $199,000, respectively, when comparing the two quarters.

Total revenues rose to $76.4 million during the quarter ended June 30, 2007, a 19.7% increase over the $63.8 million for the corresponding quarter of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 612 offices open throughout both quarterly periods increased by approximately 9.7%. At June 30, 2007, the Company had 782 offices in operation, an increase of 50 offices from March 31, 2007.

The provision for loan losses during the quarter ended June 30, 2007 increased by $3.0 million, or 27.3%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth. Net charge-offs for the current quarter amounted to $12.4 million, an increase from $9.3 million charged off during the same quarter of fiscal 2007. Net charge-offs as a percent of average net loans (annualized) increased to 12.7% during the quarter from 11.6% for the quarter ended June 30, 2006. The Company believes that the benefit from the change in bankruptcy law has completed its cycle, and that net charge-offs are returning to more historical levels.

General and administrative expenses for the quarter ended June 30, 2007 increased by $7.3 million, or 21.1% over the same quarter of fiscal 2007. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 0.3% when comparing the two periods. During the first quarter of fiscal 2008, the Company opened 38 branches compared to 21 branches in the first quarter of fiscal 2007. Additionally, the Company has opened or acquired 141 net new offices during the 12 month period ended June 30, 2007. The increase in the total general and administrative expenses as a percent of total revenues from 54.6% during the prior year quarter to 55.2% during the most recent quarter was a result of the increase in the number of branch openings. The Company made a decision to accelerate our new branch openings. The investment to accelerate our new branch openings increased the Company’s general and administrative expenses in the current quarter. The Company believes this decision will positively impact our earnings in future quarters.

Interest expense increased by approximately $435,000 when comparing the two corresponding quarterly periods as a result of increases in the average outstanding debt balance.

The Company’s effective income tax rate increased slightly to 38.5% for the quarter ended June 30, 2007 from 37.3% for the prior year quarter. The increase in the effective income tax rate is primarily attributed to the adoption of FIN 48, increases in the state tax rates, and income taxes expensed in the Company’s Mexican operations.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. generally accepted accounting principles and conform to general practices within the finance company industry. Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses and share-based compensation to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2007.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock. As the Company's gross loans receivable increased from $351.5 million at March 31, 2005 to $505.8 million at March 31, 2007, net cash provided by operating activities for fiscal years 2005, 2006 and 2007 was $87.7 million, $98.0 million and $110.1 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. During the first three months of fiscal 2008, the Company repurchased no shares of its common stock. However, as the Company announced via press releases and Form 8-Ks on July 27, 2007 and August 2, 2007, the Board of Directors has recently authorized the Company to repurchase $20 million of its common stock. As of August 8, 2007, the Company has $11.4 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.

The Company plans to open or acquire at least 50 new offices in each of the next two fiscal years. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2007. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 12 offices and 4 loan portfolios from competitors in three states in four separate transactions during the first quarter of fiscal 2008. Gross loans receivable purchased in these transactions were approximately $2.7 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $167.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $15.0 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2008. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.85% per annum. At June 30, 2007, the interest rate on borrowings under the revolving credit facility was 8.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2007, $82.6 million was outstanding under this facility, and there was $84.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of June 30, 2007, and does not believe that these agreements will materially limit its business and expansion strategy.

Related to the adoption of FIN No. 48, on April 1, 2007, the Company’s contractual obligations as of June 30, 2007 also includes unrecognized tax benefits of $5.5 million which are expected to be settled in greater than one year.

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

Recently Issued Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 had no impact on the Company’s consolidated financial statements.

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

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company adopted in the first quarter of fiscal 2008, as discussed in footnote 9 to the Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements (SFAS 157).” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, the Company will adopt this new accounting standard effective April 1, 2008. Management is currently reviewing the impact SFAS 157 on the Company’s financial statements.

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

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of this Interpretation had no material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an other note payable, interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible notes payable, which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $82.6 million at June 30, 2007. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.85%.

Based on the outstanding balance at June 30, 2007, a change of 1% in the interest rates would cause a change in interest expense of approximately $525,500 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of June 30, 2007 the fair value of the interest rate swap was approximately $480,000 and is included in other assets. The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $388,000.

The Company has another note payable which has a balance of $400,000 at June 30, 2007, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 2% of the Company’s total revenues for the quarter ended June 30, 2007 and net loans denominated in Mexican pesos were approximately $4.2 million (USD) at June 30, 2007.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 9, 2007, the Company economically hedged its foreign exchange risk by purchasing a $3 million foreign exchange currency option with a strike rate of 11.18 Mexican peso per US dollar. This option expires on May 9, 2008. Changes in the fair value of this option is recorded as a component of earnings since the Company does not intend to apply hedge accounting under SFAS 133.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated. At June 30, 2007, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2007. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007. During the first quarter of fiscal 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 9) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 to the unaudited consolidated financial statements included in this report.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits
		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Fourth Amended and Restated Bylaws of the Company	99.3	8-02-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.4	First Amendment to Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.5	Second Amendment to Amended and Restated Revolving Credit	10.1	10-04-06 8-K
	Agreement dated as of October 2, 2006

4.6	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.7	Company Security Agreement dated as of June 20, 1997, as	4.6	9-30-05 10-Q
	amended through July 20, 2005

4.8	Fourth Amendment to Subsidiary Amended and Restated	4.7	6-30-05 10-Q
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)

4.9	Fourth Amendment to Amended and Restated Security Agreement,	4.8	9-30-07 10-Q
	Pledge and Indenture of Trust, dated as of June 30, 1997, between
	the Company and Harris Trust and Savings Bank, as Security
	Trustee

4.10	Fifth Amendment to Amended and Restated Security Agreement,	4.9	6-30-05 10-Q
	Pledge and Indenture of Trust (i.e. Company Security Agreement)

4.11	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.12	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
	and U.S. Bank National Association, as Trustee

Previous Company
Exhibit	Exhibit	Registration
Number	Description	Number	No. or Report

10.1	Employment Agreement of A. Alexander McLean, III, effective	10.3	2007 10-K
May 21, 2007

10.2	Employment Agreement of Mark C. Roland, effective as of	10.4	2007 10-K
May 21, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: August 8, 2007

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: August 8, 2007