Form 10-Q
period 2007-09-30
WORLD ACCEPTANCE CORP
filed 2007-11-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ________________________ to __________________________

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
Large Accelerated Filer ☒   Accelerated Filer □   Non-accelerated filer □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of November 1, 2007 was 16,857,571.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS

Cash and cash equivalents	$5,863,479	5,779,032
Gross loans receivable	571,319,449	505,788,440
Less:
Unearned interest and fees	(148,654,388)	(127,750,015)
Allowance for loan losses	(32,268,714)	(27,840,239)
Loans receivable, net	390,396,347	350,198,186
Property and equipment, net	16,937,440	14,310,458
Deferred tax benefit	19,647,510	14,507,000
Other assets, net	9,889,035	10,221,562
Goodwill	5,332,965	5,039,630
Intangible assets, net	10,906,860	11,060,139
Total assets	$458,973,636	411,116,007

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	115,000,000	60,600,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	400,000	600,000
Income taxes payable	1,605,074	8,015,514
Accounts payable and accrued expenses	13,470,527	16,407,846
Total liabilities	240,475,601	195,623,360

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding
Common stock, no par value	-	-
Authorized 95,000,000 shares; issued and outstanding 16,850,071 and 17,492,521 shares at September 30, 2007 and March 31, 2007, respectively
Additional paid-in capital	564,437	5,770,665
Retained earnings	217,997,593	209,769,808
Accumulated other comprehensive loss	(63,995)	(47,826)
Total shareholders' equity	218,498,035	215,492,647
Commitments and contingencies
	$458,973,636	411,116,007

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Revenues:
Interest and fee income	$69,706,221	58,749,903	135,095,543	113,286,046
Insurance and other income	10,492,052	8,457,602	21,491,826	17,759,037
Total revenues	80,198,273	67,207,505	156,587,369	131,045,083

Expenses:
Provision for loan losses	18,415,731	13,812,779	32,632,241	24,980,247
General and administrative expenses:
Personnel	27,891,092	23,673,664	56,747,355	47,266,339
Occupancy and equipment	5,367,967	4,414,689	10,301,057	8,329,960
Data processing	639,703	555,005	1,189,508	1,049,743
Advertising	2,278,500	1,793,544	4,729,889	3,683,451
Amortization of intangible assets	638,307	742,188	1,252,994	1,535,917
Other	5,115,966	4,110,407	9,900,802	8,270,692
	41,931,535	35,289,497	84,121,605	70,136,102

Interest expense	2,931,609	2,269,540	5,267,996	4,170,779
Total expenses	63,278,875	51,371,816	122,021,842	99,287,128

Income before income taxes	16,919,398	15,835,689	34,565,527	31,757,955

Income taxes	6,454,021	5,975,004	13,249,142	11,910,450

Net income	$10,465,377	9,860,685	21,316,385	19,847,505

Net income per common share:
Basic	$0.61	0.53	1.23	1.07
Diluted	$0.60	0.52	1.20	1.05

Weighted average common shares outstanding:
Basic	17,199,072	18,514,433	17,354,650	18,468,387
Diluted	17,523,369	18,884,094	17,727,936	18,839,978

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity	Total Comprehensive Income
Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119
Proceeds from exercise of stock options (331,870 shares), including tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases (1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common stock under stock option plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646
Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (39,650 shares), including excess tax benefits of $343,548	894,223	-	-	894,223
Common stock repurchases (690,100 shares)	(8,740,277)	(12,538,600)	-	(21,278,877)
Issuance of restricted common stock under stock option plan (8,000 shares)	726,624	-	-	726,624
Stock option expense	1,913,202	-	-	1,913,202
Cummulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive loss	-	-	(16,169)	(16,169)	(16,169)
Net income	-	21,316,385	-	21,316,385	21,316,385
Total comprehensive income	-	-	-	-	21,300,216
Balances at September 30, 2007	$564,437	217,997,593	(63,995)	218,498,035

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$21,316,385	19,847,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,632,241	24,980,247
Amortization of intangible assets	1,252,994	1,535,917
Amortization of loan costs and discounts	381,631	-
Depreciation	1,712,033	1,362,359
Compensation related to stock option and restricted stock plans	2,639,826	1,426,213
Change in accounts:
Deferred tax assets	(640,510)	(72,908)
Other assets, net	(58,459)	(1,766,609)
Accounts payable and accrued expenses	(3,394,656)	(1,803,671)
Income taxes payable	(11,460,440)	(5,723,298)

Net cash provided by operating activities	44,381,045	39,785,755

Cash flows from investing activities:
Increase in loans, net	(70,924,054)	(56,032,684)
Tangible assets acquired from office acquisitions, primarily loans	(2,036,162)	(2,344,103)
Purchases of premises and equipment	(4,216,015)	(3,382,089)
Purchases of intangible assets in office acquisitions	(1,393,050)	(539,037)

Net cash used in investing activities	(78,569,281)	(62,297,913)

Cash flows from financing activities:
Net change in bank overdraft	457,337	118,354
Proceeds from senior notes payable, net	54,400,000	22,800,000
Repayments of other notes payable	(200,000)	(200,000)
Repurchases of common stock	(21,278,877)	(1,922,816)
Proceeds from exercise of stock options	550,675	2,409,078
Excess tax benefit from exercise of stock options	343,548	1,874,756

Net cash provided by financing activities	34,272,683	25,079,372

Increase in cash and cash equivalents	84,447	2,567,214

Cash and cash equivalents beginning of period	5,779,032	4,033,888

Cash and cash equivalents end of period	$5,863,479	6,601,102

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,802,917	4,174,355
Cash paid for income taxes	24,800,092	15,826,119

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2007, and for the three and six months then ended, were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2007, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

These consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended March 31, 2007, included in the Company's 2007 Annual Report to Shareholders.

NOTE 2 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive income (loss) as of September 30, 2007:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	7,215	(116,353)	(47,826)	(50,092)
Unrealized income (loss) from foreign exchange translation adjustment	$(71,210)	21,070	(16,169)	(45,191)
Balance at end of period	$(63,995)	(95,283)	(63,995)	(95,283)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$29,682,281	24,604,838	27,840,236	22,717,192
Provision for loan losses	18,415,731	13,812,779	32,632,241	24,980,247
Loan losses	(17,373,269)	(13,255,540)	(31,356,137)	(23,944,336)
Recoveries	1,534,591	1,302,812	3,095,394	2,676,242
Allowance on acquired loans	9,380	83,903	56,980	119,447
Balance at end of period	$32,268,714	26,548,792	32,268,714	26,548,792

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

For the quarters ended September 30, 2007 and 2006, the Company recorded adjustments of approximately $9,000 and $84,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments were approximately $57,000 and $119,000 for the six-months ended September 30, 2007 and 2006, respectively. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006

Basic:
Weighted average common shares outstanding (denominator)	17,199,072	18,514,433	17,354,650	18,468,387

Diluted:
Weighted average common shares outstanding	17,199,072	18,514,433	17,354,650	18,468,387
Dilutive potential common shares	324,297	369,661	373,286	371,591
Weighted average diluted shares outstanding (denominator)	17,523,369	18,884,094	17,727,936	18,839,978

Options to purchase 106,451 and 0 shares of common stock at various prices were outstanding during the periods ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of the common shares. The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effects of such instruments were anti-dilutive during the period ended September 30, 2007.

NOTE 5 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 5,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At September 30, 2007, there were 527,350 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” SFAS 123-R, using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Sholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

Option activity for the six months ended September 30, 2007, was as follows:

	Weighted Average Exercise		Weighted Average Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,139,949	$23.41
Granted	7,000	$43.00
Exercised	(39,650)	$13.89
Forfeited	(1,100)	$5.41
Options outstanding, end of period	1,106,199	$23.90	6.56	$13,663,660
Options exercisable, end of period	467,249	$12.40	4.42	$9,663,950

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of September 30, 2007. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended September 30, 2007 and 2006 was as follows:

	2007	2006
Three month ended	$571,300	871,350
Six months ended	$1,045,361	5,482,864

As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.9 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2007 and 2006 were $22.35 and $13.45 per share, respectively. This fair value was estimated at grant date using the following weighted-average assumptions:

	2007	2006
Dividend yield	$-	-
Expected volatility	42.90%	44.31%
Average interest rate	4.78%	3.88%
Expected life	6.89 years	7.5 years

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

Restricted Stock

On April 30, 2007, the Company granted 8,000 shares of restricted stock (which are equity classified), with a grant date fair value of $42.93 per share, to its independent directors. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $300,004 and $726,624 of compensation expense for the quarter and six months ended September 30, 2007, respectively, and $28,959 and $164,107 of compensation expense for the quarter and six months September 30, 2006, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of September 30, 2007, there was approximately $492,954 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of September 30, 2007, and changes during the six months ended September 30, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2007	29,442	43.87
Granted during the period	8,000	42.93
Vested during the period	(8,000)	35.95
Cancelled during the period	-	-
Outstanding at September 30, 2007	29,442	$45.76

Total share-based compensation included as a component of net income during the quarters and six months ended September 30, were as follows:

	Three months ended		Six months ended
	2007	2006	2007	2006
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$989,787	697,908	$1,913,202	1,262,106
Share-based compensation related to restricted stock units	300,004	28,959	726,624	164,107

Total share-based compensation related to equity classified awards	$1,289,791	726,867	2,639,826	1,426,213

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2007 and 2006:

	2007	2006

Number of offices purchased	17	9
Merged into existing offices	5	4

Purchase Price	$3,429,239	2,883,140
Tangible assets:
Net loans	1,906,348	2,330,603
Furniture, fixtures & equipment	123,000	13,500
Other	6,841	-

Excess of purchase prices over carrying value of net tangible assets	$1,393,050	$539,037

Customer lists	1,016,715	254,904
Non-compete agreements	83,000	41,000
Goodwill	293,335	243,133

Total intangible assets	$1,393,050	$539,037

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the six months ended September 30, 2007, 12 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the six months ended September 30, 2007, five acquisitions were recorded as asset acquisitions.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists. In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill. The offices the Company acquires are small, privately owned offices, which do not have sufficient historical data to determine attrition. The Company believes that the customers acquired have the same characteristics and perform similarly to its customers. Therefore, the Company utilized the attrition patterns of its customers when developing the method. This method is re-evaluated periodically.

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with SFAS 144. If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance. In most acquisitions, the original fair value of the customer list allocated to an office is generally less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 7 – NOTES PAYABLE

Summaries of the Company's notes payable follow:

Senior Notes Payable

$187,000,000 Revolving Credit Facility

This facility, as amended effective August 31, 2007, provides for borrowings of up to $187.0 million, with $115.0 million outstanding at September 30, 2007, subject to a borrowing base formula. An additional $30 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.80%. At September 30, 2007, the Company’s interest rate was 7.75% and the unused amount available under the revolver was $72.0 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2009.

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

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At September 30, 2007, $25.4 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

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

At September 30, 2007 and 2006, the Company recorded a liability of $127,000 and an asset of $215,000, respectively, related to the interest rate swap, which represented the fair value of the interest rate swap at those dates. The corresponding unrealized losses of $608,000 and $640,000 were recorded as other income for the quarters ended September 30, 2007 and 2006, respectively. During the quarters ended September 30, 2007 and 2006, interest expense was decreased by approximately $53,000 and $33,000 as a result of net disbursements under the terms of the interest rate swap.

For the six months ended September 30, 2007 and 2006, unrealized losses of $219,000 and $278,000, respectively, were recorded as other income and interest expense was decreased by approximately $96,000 and $63,000, respectively, as a result of net disbursements under the terms of the interest rate swap.

On May 9, 2007, the Company entered into a $3 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $3 million U.S. dollars at a rate of 11.18 Mexican pesos on May 9, 2008. The fair value of the option at September 30, 2007 was immaterial.

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

NOTE 9 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease between the present time and March 31, 2008.

The Company is subject to U.S and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. The federal income tax returns (2005 and 2006) and the South Carolina income tax returns (1997-2006) are currently under examination by the taxing authorities.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had approximately $495,000 accrued for interest and penalties, of which $70,000 and $140,000 were expensed during the quarter and six months ended September 30, 2007, respectively.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Average gross loans receivable (1)	$560,205	462,907	543,244	447,626
Average net loans receivable (2)	414,529	344,442	402,851	333,937

Expenses as a % of total revenue:
Provision for loan losses	23.0%	20.6%	20.8%	19.1%
General and administrative	52.3%	52.5%	53.7%	53.5%
Total interest expense	3.7%	3.4%	3.4%	3.2%

Operating margin (3)	24.8%	26.9%	25.4%	27.4%

Return on average assets (annualized)	9.3%	10.9%	9.7%	11.3%

Offices opened or acquired, net	35	37	85	58

Total offices (at period end)	817	678	817	678

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2007, Versus
Three Months Ended September 30, 2006

Net income increased to $10.5 million for the three months ended September 30, 2007, or 6.1%, from the three month period ended September 30, 2006. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $1.7 million, or 9.6%, and was offset partially by an increase in interest expense and an increase in income taxes. The decrease in operating margins from 26.9% for the three months ended September 30, 2006 compared to 24.8% for the three months ended September 30, 2007 resulted from an increase in the provision expense.

Interest and fee income for the quarter ended September 30, 2007, increased by $11.0 million, or 18.6%, over the same period of the prior year. This increase resulted from a $97.3 million increase, or 21.0%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $2.0 million, or 24.1%, between the two quarterly periods. Insurance commissions increased by $1.7 million, or 29.2%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $355,000, or 13.1%, over the two corresponding quarters. The increase is attributed to an increase in revenue from motor club products of approximately $356,000 when comparing the two quarters.

Total revenues rose to $80.2 million during the quarter ended September 30, 2007, a 19.3% increase over the $67.2 million for the corresponding quarter of the previous year. This increase was attributable to a 20.3% increase in the average net loan balances.

In addition, revenues from the 615 offices open throughout both quarterly periods increased by approximately 8.5%. At September 30, 2007, the Company had 817 offices in operation, an increase of 85 offices from March 31, 2007.

The provision for loan losses during the quarter ended September 30, 2007 increased by $4.6 million, or 33.3%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth and an increase in charge-offs. Net charge-offs for the current quarter amounted to $15.8 million, a 31.5% increase from the $12.0 million charged off during the same quarter of fiscal year 2007. As a percentage of average loans receivable, net charge-offs increased to 15.3% on an annualized basis for the current quarter from 14.0% for the quarter ended September 30, 2006. The Company believes that the benefit from the change in the bankruptcy law has completed its cycle and the net charge-offs are returning to more historical levels.

General and administrative expenses for the quarter ended September 30, 2007 increased by $6.6 million, or 18.8% over the same quarter of fiscal year 2007. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 1.7% when comparing the two periods; and, as a percentage of total revenue, decreased from 52.5% over the same quarter of fiscal year 2007 to 52.3% during the most recent period. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $662,000 when comparing the two corresponding quarterly periods as a result of an increase in the average outstanding debt balance.

The Company’s effective income tax rate increased slightly to 38.2% for the three months ended September 30, 2007 from 37.7% for the prior year quarter. This increase partially resulted from the adoption of FIN 48, as well as increases in the state tax rates and income taxes expensed in the Company’s Mexican operations.

Comparison of Six Months Ended September 30, 2007, Versus
Six Months Ended September 30, 2006

Net income increased to $21.3 million for the six months ended September 30, 2007, or 7.4%, from the six month period ended September 30, 2006. Operating income increased approximately $3.9 million, or 10.9%, and was offset partially by an increase in interest expense and an increase in income taxes. The decrease in operating margins from 27.4% for the six months ended September 30, 2006 compared to 25.4% for the six months ended September 30, 2007 resulted from an increase in the provision expense.

Interest and fee income for the six months ended September 30, 2007, increased by $21.8 million, or 19.3%, over the same period of the prior year. This increase resulted from a $95.6 million increase, or 21.4%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $3.7 million, or 21.0%, between the two periods. Insurance commissions increased by $2.7 million, or 23.0%, during the most recent six months when compared to the prior year first six months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $1.1 million, or 17.2%, over the two corresponding periods primarily due to an increase in revenue from motor club products of approximately $799,000 and increased tax preparation revenue of $134,000 when comparing the two six month periods.

Total revenues rose to $156.6 million during the six months ended September 30, 2007, a 19.5% increase over the $131.0 million for the corresponding period of the previous year. This increase was attributable to a 20.6% increase in average net loans and an increase in revenues from offices open throughout both periods. Revenues from the 612 offices open throughout both periods increased by approximately 9.1%.

The provision for loan losses during the six months ended September 30, 2007 increased by $7.7 million, or 30.6%, from the same period last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth and an increase in charge-offs. Net charge-offs for the current six month period amounted to $28.3 million, a 32.9% increase from the $21.3 million charged off during the same period of fiscal 2007. As a percentage of average loans receivable, net charge-offs increased to 14.0% on an annualized basis for the current six month period from 12.7% for the six month period ended September 30, 2006. As discussed above, the Company believes that the benefit from the change in the bankruptcy law has completed its cycle and net charge-offs are returning to more historical levels.

General and administrative expenses for the six month period ended September 30, 2007 increased by $14.0 million, or 19.9% over the same six month period of fiscal 2007. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.5% when comparing the two periods. During the first six months of fiscal 2008, the Company opened 73 branches compared to 21 branches in the first six months of fiscal 2007. Additionally, the Company has opened or acquired 139 net new offices during the 12 month period ended September 30, 2007. The increase in the total general and administrative expenses as a percent of total revenues from 53.5% during the prior year six month period to 53.7% during the most recent six month period was a result of the increase in the number of branch openings. The Company made a decision to accelerate our new branch openings. The investment to accelerate our new branch openings increased the Company’s general and administrative expenses in the current quarter. The Company believes this decision will positively impact our earnings in future quarters.

Interest expense increased by $1.1 when comparing the two corresponding six month periods as a result of an increase in the average outstanding debt balance.

The Company’s effective income tax rate increased slightly to 38.3% for the six month period ended September 30, 2007 from 37.5% for the prior year period. This increase partially resulted from the adoption of FIN 48, as well as increases in the state tax rates and income taxes expensed in the Company’s Mexican operations.

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

During the first six months of fiscal 2008, the Company repurchased 690,100 shares of its common stock for an aggregate purchase price of $21,278,877. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 75 new offices in the United States and 20 new offices in Mexico in fiscal 2008. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2007. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 12 offices and five loan portfolios from competitors in four states in five separate transactions during the first six months of fiscal 2008. Gross loans receivable purchased in these transactions were approximately $3.0 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $187.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $30 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2009. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum. At September 30, 2007, the interest rate on borrowings under the revolving credit facility was 7.75%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2007, $115.0 million was outstanding under this facility, and there was $72.0 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of September 30, 2007, and does not believe that these agreements will materially limit its business and expansion strategy.

Related to the adoption of FIN No. 48, on April 1, 2007, the Company’s contractual obligations as of September 30, 2007 also includes unrecognized tax benefits of $5.5 million which are expected to be settled in greater than one year. While the settlement of the obligation is expected to be in excess of 1 year, the precise timing of the settlement is indeterminable.

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

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement prescribes a more enhanced disclosure of fair value measures, and requires a more expanded disclosure when non-market data is used to assess fair values. As required by SFAS 157, the Company will adopt this new accounting standard effective April 1, 2008. Management is currently reviewing the impact SFAS 157 on the Company’s financial statements.

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

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements. Specifically, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s expectations regarding charge-off trends or office expansion plans and are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation, and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, another note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $115 million at September 30, 2007. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at September 30, 2007, a change of 1% in the interest rates would cause a change in interest expense of approximately $850,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of September 30, 2007, the fair value of the interest rate swap was a liability of $127,000 and is included in other liabilities. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was $608,000.

The Company has another note payable which has a balance of $400,000 at September 30, 2007, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 2% of the Company’s total revenues for the quarter and six months ended September 30, 2007 and net loans denominated in Mexican pesos were approximately $5.3 million (USD) at September 30, 2007.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 9, 2007, the Company economically hedged its foreign exchange risk by purchasing a $3 million foreign exchange currency option with a strike rate of 11.18 Mexican peso per US dollar. This option expires on May 9, 2008. Changes in the fair value of this option are recorded as a component of earnings since the Company does not apply hedge accounting under SFAS 133. The fair value of the option at September 30, 2007, and the change in the fair value of the option in fiscal 2008 is less than $50,000.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At September 30, 2007, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter and six months ended September 30, 2007. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007. During the second quarter of fiscal 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 9) of the Company Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 to the unaudited consolidated financial statements included in this report.

Issuer Purchases of Equity Securities

(d)
Approximate
			(c) Total	Dollar
			Number	Value of
			of Shares	Shares
			Purchased	That May Yet
			as part of	be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares	per	Plans	Plans or
	Purchased	Share	or Programs	Programs

July 1 through July 31, 2007 (1)	-	-	-	12,826,853
August 1, through August 31, 2007 (2)	487,500	31.08	487,500	7,676,796

September 1, through September 30, 2007	202,600	30.25	202,600	$1,547,976
Total for the quarter	690,100	$30.83	690,100

(1) On July 27, 2007, the Board of Directors authorized the Company to repurchase up to $10 million of additional common stock.

(2) On August 1, 2007, the Board of Directors authorized the Company to repurchase up to $10 million of additional common stock.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

Item 4. Submission of Matters of a Vote of Security Holders

(a)	The 2007 Annual Meeting of Shareholders was held on August 1, 2007.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2007 Annual Meeting of Shareholders, the following two matters were voted upon and passed. The tabulation of votes was:

(1)	The election of six Directors to serve until the 2008 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD

Ken R. Bramlett, Jr.	16,512,028	259,699
James R. Gilreath	16,511,988	259,739
William S. Hummers III	16,226,796	544,931
A. Alexander McLean III	16,512,668	259,059
Mark C. Roland	16,477,651	294,076
Charles D. Way	16,511,988	259,739

(2)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*

16,740,371	29,701	1,654

*There were no broker non-votes on this routine item.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.3	8-02-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.4	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2006	4.4	6-30-06 10-Q

4.5	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.6	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.9	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-07 10-Q

4.11	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

Number	Exhibit Description	Previous Exhibit Number	Company Registration No. or Report

10.1	Employment Agreement of Kelly M. Malson, effective as of August 27, 2007	99.1	8-29-07 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chairman and
Chief Executive Officer
Date: November 1, 2007

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: November 1, 2007