Form 10-Q
period 2007-12-31
WORLD ACCEPTANCE CORP
filed 2008-02-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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
Large Accelerated Filer ☒   Accelerated Filer☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of January 30, 2008 was 16,929,652.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2007
ASSETS

Cash and cash equivalents	$7,728,090	5,779,032
Gross loans receivable	663,217,054	505,788,440
Less:
Unearned interest and fees	(175,152,051)	(127,750,015)
Allowance for loan losses	(36,789,724)	(27,840,239)
Loans receivable, net	451,275,279	350,198,186
Property and equipment, net	17,834,844	14,310,458
Deferred taxes	20,825,126	14,507,000
Other assets, net	8,994,224	10,221,562
Goodwill	5,352,675	5,039,630
Intangible assets, net	10,509,355	11,060,139
Total assets	$522,519,593	411,116,007

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	163,050,000	60,600,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	400,000	600,000
Income taxes payable	3,503,527	8,015,514
Accounts payable and accrued expenses	17,527,629	16,407,846
Total liabilities	294,481,156	195,623,360

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,878,552 and 17,492,521 shares at December 31, 2007 and March 31, 2007, respectively	-	-
Additional paid-in capital	2,830,522	5,770,665
Retained earnings	225,285,667	209,769,808
Accumulated other comprehensive loss	(77,752)	(47,826)
Total shareholders' equity	228,038,437	215,492,647
Commitments and contingencies	$522,519,593	411,116,007

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Revenues:
Interest and fee income	$75,207,879	63,509,413	210,303,422	176,795,459
Insurance and other income	12,835,015	10,593,333	34,326,841	28,352,370
Total revenues	88,042,894	74,102,746	244,630,263	205,147,829

Expenses:
Provision for loan losses	23,223,929	18,365,040	55,856,170	43,345,287
General and administrative expenses:
Personnel	29,280,288	25,777,752	86,027,643	73,044,091
Occupancy and equipment	5,555,057	4,439,229	15,856,114	12,769,189
Data processing	343,486	571,233	1,532,994	1,620,976
Advertising	6,023,271	4,734,272	10,753,160	8,417,723
Amortization of intangible assets	621,844	683,437	1,874,838	2,219,354
Other	5,645,730	5,253,576	15,546,532	13,524,267
	47,469,676	41,459,499	131,591,281	111,595,600

Interest expense	3,338,181	2,822,951	8,606,177	6,993,730
Total expenses	74,031,786	62,647,490	196,053,628	161,934,617

Income before income taxes	14,011,108	11,455,256	48,576,635	43,213,212

Income taxes	6,723,034	4,444,007	19,972,176	16,354,457

Net income	$7,288,074	7,011,249	28,604,459	26,858,755

Net income per common share:
Basic	$0.43	0.40	1.66	1.48
Diluted	$0.43	0.39	1.63	1.45

Weighted average common shares outstanding:
Basic	16,892,219	17,572,202	17,200,506	18,169,659
Diluted	17,148,112	17,950,091	17,511,074	18,547,439

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity	Total Comprehensive Income

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119
Proceeds from exercise of stock options (331,870 shares), including excess tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases (1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common stock under stock option plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646
Balances at March 31, 2007	5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (82,250 shares), including excess tax benefits of $569,613	1,822,266	-	-	1,822,266
Common stock repurchases (690,100 shares)	(8,740,277)	(12,538,600)	-	(21,278,877)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,092,331	-	-	1,092,331
Stock option expense	2,885,537	-	-	2,885,537
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive loss	-	-	(29,926)	(29,926)	(29,926)
Net income	-	28,604,459	-	28,604,459	28,604,459
Total comprehensive income	-	-	-	-	28,574,533
Balances at December 31, 2007	$2,830,522	225,285,667	(77,752)	228,038,437

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$28,604,459	26,858,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55,856,170	43,345,287
Amortization of intangible assets	1,874,838	2,219,354
Amortization of loan costs and discounts	572,446	189,069
Depreciation	2,666,458	2,088,592
Compensation related to stock option and restricted stock plans	4,186,351	2,524,976
Change in accounts:
Deferred tax assets	(1,818,126)	(1,249,382)
Other assets, net	631,780	(1,097,219)
Accounts payable and accrued expenses	621,939	(1,028,571)
Income taxes payable	(9,561,987)	(6,778,276)

Net cash provided by operating activities	83,634,328	67,072,585

Cash flows from investing activities:
Increase in loans, net	(154,168,220)	(122,858,663)
Tangible assets acquired from office acquisitions,
primarily loans	(2,899,857)	(16,101,334)
Purchases of premises and equipment	(6,062,844)	(4,790,681)
Purchases of intangible assets in office acquisitions	(1,637,099)	(2,003,678)

Net cash used in investing activities	(164,768,020)	(145,754,356)

Cash flows from financing activities:
Net change in bank overdraft	497,844	1,522,061
Proceeds from senior notes payable, net	102,450,000	26,500,000
Proceeds from convertible senior subordinated notes	-	110,000,000
Repayments of other notes payable	(200,000)	(200,000)
Repurchases of common stock	(21,278,877)	(49,581,323)
Proceeds from sale of warrants associated with convertible notes	-	16,155,823
Purchase of call option associated with convertible notes	-	(24,609,205)
Loan cost associated with convertible notes	-	(3,613,883)
Proceeds from exercise of stock options	1,252,653	3,103,167
Excess tax benefit from exercise of stock options	569,613	2,492,660
Other	(208,483)	-

Net cash provided by financing activities	83,082,750	81,769,300

Increase in cash and cash equivalents	1,949,058	3,087,529

Cash and cash equivalents beginning of period	5,779,032	4,033,888

Cash and cash equivalents end of period	$7,728,090	7,121,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,910,529	6,997,336
Cash paid for income taxes	30,802,289	23,153,254

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2007, and for the three and nine months then ended, were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2007, and the results of operations and cash flows for the period then ended, have been included. The results for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2007 to conform with fiscal 2008 presentation. These reclassifications had no impact on shareholders’ equity, comprehensive income or net income.

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

NOTE 2 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive income (loss) as of December 31, 2007:

	Three months		Nine months
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Balance at beginning of period	(63,995)	(95,283)	(47,826)	(50,092)
Unrealized income (loss) from foreign
exchange translation adjustment	$(13,757)	81,026	(29,926)	35,835
Balance at end of period	$(77,752)	(14,257)	(77,752)	(14,257)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months		Nine months
	ended December 31,		ended December 31,
	2007	2006	2007	2006

Balance at beginning of period	$32,268,714	26,548,792	27,840,239	22,717,192
Provision for loan losses	23,223,929	18,365,040	55,856,170	43,345,287
Loan losses	(20,283,740)	(16,300,585)	(51,639,877)	(40,338,087)
Recoveries	1,532,579	1,446,900	4,627,973	4,123,139
Allowance on acquired loans	48,242	654,989	105,219	867,605
Balance at end of period	$36,789,724	30,715,136	36,789,724	30,715,136

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

For the quarters ended December 31, 2007 and 2006, the Company recorded adjustments of approximately $48,000 and $655,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. These adjustments were approximately $105,000 and $868,000 for the nine-months ended December 31, 2007 and 2006, respectively. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 4 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006

Basic:
Weighted average common shares outstanding (denominator)	16,892,219	17,572,202	17,200,506	18,169,659

Diluted:
Weighted average common shares outstanding	16,892,219	17,572,202	17,200,506	18,169,659
Dilutive potential common shares	255,893	377,889	310,568	377,780
Weighted average diluted shares outstanding (denominator)	17,148,112	17,950,091	17,511,074	18,547,439

Options to purchase 141,375 and 30,936 shares of common stock at various prices were outstanding during the periods ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of the common shares. The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effects of such instruments were anti-dilutive during the periods ended December 31, 2007 and 2006.

NOTE 5 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 5,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and three to five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At December 31, 2007, there were 234,123 shares available for grant under the plans.

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

Option activity for the nine months ended December 31, 2007, was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,139,949	$23.41
Granted	286,250	$28.55
Exercised	(82,250)	$15.23
Forfeited	(35,700)	$27.19
Options outstanding, end of period	1,308,249	$24.95	7.1	$7,821,988
Options exercisable, end of period	554,899	$16.16	4.9	$6,975,883

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of December 31, 2007. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended December 31, 2007 and 2006 was as follows:

	2007	2006
Three months ended	$693,655	1,452,961
Nine months ended	$1,738,972	6,935,825

As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.3 million, which is expected to be recognized over a weighted-average period of approximately three years.

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2007 and 2006 were $14.21 and $26.44, respectively, and options issued during the nine months ended December 31, 2007 and 2006 were $14.41 and $15.11 per share, respectively. This fair value was estimated at grant date using the following weighted-average assumptions:

	Three months ended December 31,		Nine month ended December 31,
	2007	2006	2007	2006

Dividend yield	0%	0%	0%	0%
Expected volatility	42.99%	43.37%	42.99%	43.37%
Average risk-free interest rate	3.98%	4.69%	4.00%	4.69%
Expected life	6. 9 years	7.5 years	6. 9 years	7.5 years
Vesting period	5 years	5 years	5 years	5 years

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

On November 12, 2007, the Company granted 8,000 shares of restricted stock (which are equity classified), with a grant date fair value of $28.19 per share, to certain officers. One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of grant.

On November 28, 2007, the Company granted 20,800 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to certain executive officers. One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of grant. The Company granted an additional 15,150 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to the same executive officers. The 15,150 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $584,000 and $1.3 million of compensation expense for the quarter and nine months ended December 31, 2007, respectively, and $679,000 and $843,000 of compensation expense for the quarter and nine months December 31, 2006, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of December 31, 2007, there was approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of December 31, 2007, and changes during the nine months ended December 31, 2007, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2007	29,442	43.87
Granted during the period	51,950	32.36
Vested during the period, net	(23,323)	40.83
Cancelled during the period	(6,969)	29.92
Outstanding at December 31, 2007	51,100	$35.46

Total share-based compensation included as a component of net income during the quarters and nine months ended December 31, were as follows:

	Three months ended		Nine months ended
	2007	2006	2007	2006
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$972,335	977,263	$2,885,537	2,239,369
Share-based compensation related to restricted stock units	583,841	678,787	1,300,814	842,892

Total share-based compensation related to equity
classified awards	$1,556,176	1,656,050	4,186,351	3,082,261

NOTE 6 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2007 and 2006:

	2007	2006

Number of offices purchased	21	84
Merged into existing offices	8	42

Purchase Price	$4,536,956	18,105,012
Tangible assets:
Net loans	2,765,043	15,962,834
Furniture, fixtures & equipment	128,000	138,500
Other	6,814	-

Excess of purchase prices over carrying value of
net tangible assets	$1,637,099	$2,003,678

Customer lists	1,228,054	1,612,473
Non-compete agreements	96,000	63,000
Goodwill	313,045	328,205

Total intangible assets	$1,637,099	$2,003,678

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the nine months ended December 31, 2007, 13 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the nine months ended December 31, 2007, eight acquisitions were recorded as asset acquisitions.

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

NOTE 7 – NOTES PAYABLE

Summaries of the Company's notes payable follow:

Senior Notes Payable

$187,000,000 Revolving Credit Facility

This facility, as amended effective August 31, 2007, provides for borrowings of up to $187 million, with $163.1 million outstanding at December 31, 2007, subject to a borrowing base formula. An additional $30 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.80%. At December 31, 2007, the Company’s interest rate was 7.25% and the unused amount available under the revolver was $53.9 million. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on December 31, 2009.

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

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were approximately $3.6 million and are being amortized over the period the Convertible Notes are outstanding.

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

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At December 31, 2007, $29.9 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

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

At December 31, 2007 and 2006, the Company recorded a liability of $737,000 and an asset of $239,000, respectively, related to the interest rate swap, which represented the fair value of the interest rate swap at those dates. A corresponding unrealized loss of $610,000 and a gain of $24,000 were recorded as other income for the quarters ended December 31, 2007 and 2006, respectively. During the quarters ended December 31, 2007 and 2006, interest expense was decreased by approximately $65,000 and $44,000 as a result of net receipts under the terms of the interest rate swap.

For the nine months ended December 31, 2007 and 2006, unrealized losses of $829,000 and $253,000, respectively, were recorded as other income and interest expense was decreased by approximately $118,000 and $107,000, respectively, as a result of net receipts under the terms of the interest rate swap.

On May 9, 2007, the Company entered into a $3 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $3 million U.S. dollars at a rate of 11.18 Mexican pesos on May 9, 2008. The fair value of the option at December 31, 2007 was immaterial.

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

The federal income tax (2005 and 2006) are currently under examination by the taxing authorities. In addition, the income tax return (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006. The Company is in the very initial process of responding to the Jurisdiction. In consideration of the proposed assessment, net income for this quarter was reduced by a charge of $1.5 million and the total gross unrecognized tax benefits has increased by $2.3 million as a result of this examination. At this time, it is too early to predict the outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest and penalties.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had approximately $889,000 accrued for interest and penalties, of which $393,000 and $533,000 were expensed during the quarter and nine months ended December 31, 2007, respectively.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Three months		Nine months
	ended December 31,		ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Average gross loans receivable (1)	$608,880	511,210	566,563	470,399
Average net loans receivable (2)	448,946	379,879	419,050	350,384

Expenses as a % of total revenue:
Provision for loan losses	26.4%	24.8%	22.8%	21.1%
General and administrative	53.9%	55.9%	53.8%	54.4%
Total interest expense	3.8%	3.8%	3.5%	3.4%

Operating margin (3)	19.7%	19.3%	23.4%	24.5%

Return on average assets (annualized)	5.9%	6.9%	8.3%	9.5%

Offices opened or acquired, net	14	53	99	111

Total offices (at period end)	831	731	831	731

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2007, Versus
Three Months Ended December 31, 2006

Net income increased to $7.3 million for the three months ended December 31, 2007 compared to $7.0 million for the three months ended December 31, 2006. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $3.1 million, or 21.5%, and was offset partially by an increase in interest expense and an increase in income taxes. The increase in operating margins from 19.3% for the three months ended December 31, 2006 compared to 19.7% for the three months ended December 31, 2007 resulted from a decrease in general and administrative expenses.

Total revenues rose to $88.0 million during the quarter ended December 31, 2007, an 18.8% increase over the $74.1 million for the corresponding quarter of the previous year. This increase was attributable to an increase in the average loan balances and an increase in other income. In addition, revenues from the 640 offices open throughout both quarterly periods increased by approximately 11.0%. At December 31, 2007, the Company had 831 offices in operation, an increase of 99 offices from March 31, 2007.

Interest and fee income for the quarter ended December 31, 2007, increased by $11.7 million, or 18.4%, over the same period of the prior year. This increase resulted from a $97.7 million increase, or 19.1%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $2.2 million, or 21.2%, between the two quarterly periods. Insurance commissions increased by $2.1 million, or 33.2%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $160,000, or 3.7%, over the two corresponding quarters. The increase is attributed to an increase in revenue from motor club products of approximately $271,000 and an increase in World Class Buying Club sales of $566,000 when comparing the two quarters. The increase was offset by a $610,000 loss on the interest rate swap.

The provision for loan losses during the quarter ended December 31, 2007 increased by $4.9 million, or 26.5%, from the same quarter last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth and an increase in charge-offs. Net charge-offs for the current quarter amounted to $18.8 million, a 26.2% increase from the $14.9 million charged off during the same quarter of fiscal year 2007. As a percentage of average loans receivable, net charge-offs increased to 16.7% on an annualized basis for the current quarter from 15.6% for the quarter ended December 31, 2006. The Company believes that the increase is attributed to a soft economy.

General and administrative expenses for the quarter ended December 31, 2007 increased by $6.0 million, or 14.5% over the same quarter of fiscal year 2007. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.6% when comparing the two periods; and, as a percentage of total revenue, decreased from 55.9% over the same quarter of fiscal year 2007 to 53.9% during the most recent period. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $515,000 when comparing the two corresponding quarterly periods as a result of an increase in the average outstanding debt balance.

Income tax expense increased $2.3 million, or 51.3%, primarily from an increase in pre-tax income and a charge of $1.5 million related to a tax examination. A State jurisdiction has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. The Company is in the very initial process of responding to the Jurisdiction. In consideration of the proposed assessment, net income for this quarter was reduced by this charge of $1.5 million and the total gross unrecognized tax benefits has increased by $2.3 million as a result of this examination. At this time, it is too early to predict the outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest and penalties. As a result, the Company’s effective income tax rate increased to 47.98% for the three months ended December 31, 2007 from 38.79% for the prior year quarter.

Comparison of Nine Months Ended December 31, 2007, Versus
Nine Months Ended December 31, 2006

Net income increased to $28.6 million for the nine months ended December 31, 2007, or 6.5%, from the nine month period ended December 31, 2006. Operating income increased approximately $7.0 million, or 13.9%, and was offset partially by an increase in interest expense and an increase in income taxes. The decrease in operating margins from 24.5% for the nine months ended December 31, 2006 compared to 23.4% for the nine months ended December 31, 2007 resulted from an increase in the provision expense.

Total revenues rose to $244.6 million during the nine months ended December 31, 2007, a 19.2% increase over the $205.1 million for the corresponding period of the previous year. This increase was attributable to a 19.6% increase in average net loans and an increase in revenues from offices open throughout both periods. Revenues from the 640 offices open throughout both periods increased by approximately 9.8%.

Interest and fee income for the nine months ended December 31, 2007, increased by $33.5 million, or 19.0%, over the same period of the prior year. This increase resulted from a $96.2 million increase, or 20.4%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $6.0 million, or 21.1%, between the two periods. Insurance commissions increased by $4.8 million, or 26.6%, during the most recent nine months when compared to the prior year first nine months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $1.2 million, or 11.6%, over the two corresponding periods primarily due to an increase in revenue from motor club products of approximately $1.1 million and increased World Class Buying Club revenue of $637,000 when comparing the two nine month periods. The increase was offset by an $829,000 loss on the interest rate swap recorded in fiscal 2008 compared to a $253,000 loss recorded in fiscal 2007.

The provision for loan losses during the nine months ended December 31, 2007 increased by $12.5 million, or 28.9%, from the same period last year. This increase resulted from an increase in the general allowance for loan losses due to loan growth and an increase in charge-offs. Net charge-offs for the current nine month period amounted to $47.0 million, a 29.8% increase from the $36.2 million charged off during the same period of fiscal 2007. As a percentage of average loans receivable, net charge-offs increased to 15.0% on an annualized basis for the current nine month period from 13.8% for the nine month period ended December 31, 2006. As discussed above, the Company believes that increase is attributed to a soft economy.

General and administrative expenses for the nine month period ended December 31, 2007 increased by $20.0 million, or 17.9% over the same nine month period of fiscal 2007. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.4% when comparing the two periods. Total general and administrative expenses as a percent of total revenues decreased from 54.4% during the prior year nine month period to 53.8% during the most recent nine month period due to a higher growth in revenues than in expenses.

Interest expense increased by $1.6 million when comparing the two corresponding nine month periods as a result of an increase in the average outstanding debt balance.

Income tax expense increased $3.6 million, or 22.1%, primarily from an increase in pre-tax income and a charge of $1.5 million related to a tax examination. A State jurisdiction has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. The Company is in the very initial process of responding to the Jurisdiction. In consideration of the proposed assessment, net income for this quarter was reduced by this charge of $1.5 million and the total gross unrecognized tax benefits has been increased by $2.3 million as a result of this examination. At this time, it is too early to predict the outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest and penalties. As a result, the Company’s effective income tax rate increased to 41.11% for the three months ended December 31, 2007 from 37.85% for the prior year quarter.

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock at the grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock. As the Company's gross loans receivable increased from $351.5 million at March 31, 2005 to $505.8 million at March 31, 2007, net cash provided by operating activities for the years ended March 31, 2005, 2006 and 2007 was $87.7 million, $98.0 million and $110.1 million, respectively.

During the first nine months of fiscal 2008, the Company repurchased 690,100 shares of its common stock for an aggregate purchase price of $21.3 million. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire at least 75 new offices in the United States and 20 new offices in Mexico in fiscal 2008. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2007. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 13 offices and 8 loan portfolios from competitors in 6 states in 9 separate transactions during the first nine months of fiscal 2008. Gross loans receivable purchased in these transactions were approximately $4.1 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $187.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $30 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on December 31, 2009. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum. At December 31, 2007, the interest rate on borrowings under the revolving credit facility was 7.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On December 31, 2007, $163.1 million was outstanding under this facility, and there was $53.9 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements as of December 31, 2007, and does not believe that these agreements will materially limit its business and expansion strategy.

On April 1, 2007, the Company adopted FIN No. 48. As of December 31, 2007, the Company’s contractual obligations, relating to FIN No. 48, included unrecognized tax benefits of $5.5 million which are expected to be settled in greater than one year. While the settlement of the obligation is expected to be in excess of 1 year, the precise timing of the settlement is indeterminable.

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

Recently Adopted and Recently Issued Accounting Pronouncements

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

Business Combinations

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would therefore impact our accounting for future acquisitions beginning in fiscal 2010.

Noncontrolling Interest in consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. The Company is in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, another note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $163.1 million at December 31, 2007. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at December 31, 2007, a change of 1% in the interest rates would cause a change in interest expense of approximately $1.3 million on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of December 31, 2007, the fair value of the interest rate swap was a liability of $737,000 and is included in other liabilities. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was $829,000.

The Company has another note payable which has a balance of $400,000 at December 31, 2007, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 2% of the Company’s total revenues for the quarter and nine months ended December 31, 2007 and net loans denominated in Mexican pesos were approximately $6.3 million (USD) at December 31, 2007.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 9, 2007, the Company economically hedged its foreign exchange risk by purchasing a $3 million foreign exchange currency option with a strike rate of 11.18 Mexican peso per US dollar. This option expires on May 9, 2008. Changes in the fair value of this option are recorded as a component of earnings since the Company does not apply hedge accounting under SFAS 133. The fair value of the option at December 31, 2007, and the change in the fair value of the option in fiscal 2008 was less than $30,000.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which our transactions in Mexico are denominated. At December 31, 2007, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter and nine months ended December 31, 2007. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007. During the third quarter of fiscal 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 to the unaudited consolidated financial statements included in this report.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.3	8-02-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.4	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2006	4.4	6-30-06 10-Q

4.5	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.6	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.9	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997, between the Company and Harris Trust and Savings Bank, as Security Trustee	4.8	9-30-07 10-Q

4.11	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

10.1	World Acceptance Corporation Supplemental Income Plan	10.7	2000 10-K

10.2	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.3	1992 Stock Option Plan of the Company	4	33-52166

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
10.4	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.5	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.6	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.7	The Company's Executive Incentive Plan	10.6	1994 10-K

10.8	World Acceptance Corporation Retirement Savings Plan	4.1	333-14399

10.9	Executive Deferral Plan	10.12	2001 10-K

10.10	First Amendment to the World Acceptance Corporation 1992 And 1994 Stock Option Plans	*

10.11	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan	*

10.12	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan	*

10.13	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)	*

10.14	Second Amendment to the World Acceptance Corporation Executive Deferral Plan	*

10.15	Second Amendment to the World Acceptance Corporation Supplemental Income Plan	*

10.16	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan	*

10.17	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan	*

10.18	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chairman and
Chief Executive Officer
Date: February 1, 2008

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: February 1, 2008