Form 10-K/A
period 2007-03-31
WORLD ACCEPTANCE CORP
filed 2008-04-17
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
Form 10-K/A
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

WORLD ACCEPTANCE CORPORATION
Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, initially filed with the Securities Exchange Commission (the “SEC”) on May 25, 2007, (the “Original Filing”) amends and restates the Signatures page of the Original Filing to identify the Company’s Principal Accounting Officer as required by General Instruction D(2)(a) of Form 10-K.

Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer Date: May 25, 2007

By:	/s/ Kelly Malson Snape
Kelly Malson Snape
Chief Financial Officer Date: May 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean, III A. Alexander McLean, III, Chief Executive Officer; Director (principal executive officer)	/s/ Ken R. Bramlett Jr. Ken R. Bramlett Jr., Director
Date: May 25, 2007	Date: May 25, 2007

/s/ Kelly Malson Snape Kelly Malson Snape, Chief Financial Officer (principal financial and accounting officer)	/s/ James R. Gilreath James R. Gilreath, Director
Date: May 25, 2007	Date: May 25, 2007

/s/ Charles D. Walters Charles D. Walters, Chairman of the Board of Directors	/s/ Charles D. Way Charles D. Way, Director
Date: May 25, 2007	Date: May 25, 2007

/s/ William S. Hummers William S. Hummers, III, Director
Date: May 25, 2007

WORLD ACCEPTANCE CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer Date: April 17, 2008