Form 10-K
period 2008-03-31
WORLD ACCEPTANCE CORP
filed 2008-05-30
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
(NASDAQ Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2007, computed by reference to the closing sale price on such date, was $33.08. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 30, 2008, 16,350,460 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states and Mexico. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation. All references in this report to "fiscal 2008" are to the Company's fiscal year ended March 31, 2008.

The Company maintains an Internet website, “www.worldacceptance.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov. The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.

PART I.

Item 1. Description of Business

General. The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals. The Company generally offers standardized installment loans of between $130 and $3,000 through 838 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Mexico as of March 31, 2008. The Company generally serves individuals with limited access to consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services and access to refund anticipation loans through a third party bank to its customers and others.

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

Expansion. During fiscal 2008, the Company opened 95 new offices. Thirteen other offices were purchased and two offices were closed or merged into other existing offices due to their inability to grow to profitable levels. The Company plans to open or acquire at least 70 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive. In addition, the Company plans to open approximately 25 new offices in Mexico. The Company's ability to expand operations into new states is dependent upon its ability to obtain necessary regulatory approvals and licenses, and there can be no assurance that the Company will be able to obtain any such approvals or consents.

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

The small-loan consumer finance industry is highly fragmented in the eleven states in which the Company currently operates. The Company believes that its competitors in these markets are principally independent operators with generally less than 100 offices. The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,

State	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

South Carolina	63	63	62	62	65	65	65	68	89	92
Georgia	49	48	48	52	52	74	76	74	96	97
Texas	131	135	135	136	142	150	164	168	183	204
Oklahoma	40	43	43	46	45	47	51	58	62	70
Louisiana	20	21	20	20	20	20	20	24	28	34
Tennessee	30	35	38	40	45	51	55	61	72	80
Illinois	20	30	30	29	28	30	33	37	40	58
Missouri	16	18	22	22	22	26	36	38	44	49
New Mexico	10	13	12	12	16	19	20	22	27	32
Kentucky (1)	-	4	10	22	30	30	36	41	45	52
Alabama (2)	-	-	-	-	5	14	21	26	31	35
Colorado (3)	-	-	-	-	-	-	2	-	-	-
Mexico (4)	-	-	-	-	-	-	-	3	15	35

Total	379	410	420	441	470	526	579	620	732	838

(1)	The Company commenced operations in Kentucky in March 2000.
(2)	The Company commenced operations in Alabama in January 2003.
(3)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(4)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products. In each state in which it operates and in Mexico, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs. All of the Company's loans are payable in monthly installments with terms of 4 to 36 months, and all loans are prepayable at any time without penalty. In fiscal 2008, the Company's average originated loan size and term were approximately $959 and eleven months, respectively. State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged. As of March 31, 2008, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 30% to 215% depending on the loan size, maturity and the state in which the loan is made. In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law. Statutes in Texas and Oklahoma allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees, monthly handling charges.

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment. The Company requires each customer to obtain certain specific credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act. In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company originates non-file insurance, which is collected by the Company and paid as premiums to an unaffiliated insurance company. In the sale of insurance policies, the Company, as agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

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

In fiscal 1995 the Company implemented its World Class Buying Club and began marketing certain electronic products and appliances to its Texas borrowers. Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Alabama and Missouri. The program is not offered in the other states where the Company operates, as it is not permitted by the various state regulations. Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and can finance the purchase with a retail installment sales contract provided by the Company. Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program. In fiscal 2004, on a limited basis, the Company began to maintain a few inventory items in each of its branch offices participating in the program. Having certain items on hand enhanced sales and will continue to be done on a limited basis in the future.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $1,000 to $3,000, with terms of generally 18 to 24 months, compared to $300 to $1,000, with terms generally of 8 to 12 month terms for the smaller loans. The Company offers these larger loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy. Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2008, the larger class of loans accounted for approximately $156.0 million of gross loans receivable, a 17.0% increase over the balance outstanding at March 31, 2007. This portfolio now represents 26.0% of the total loan balances as of the end of the fiscal year. Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

Another service offered by the Company is income tax return preparation, electronic filing and access to refund anticipation loans. Begun as an experiment in fiscal 1999, this program is now provided in all but a few of the Company’s offices. The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 65,000 in fiscal 2008, and the net revenues to the Company from this service grew from approximately $800,000 to $9.7 million over these same periods. The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote and expand the program.

Loan Activity and Seasonality. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 1999 through 2008:

	At March 31,

State	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

South Carolina	22%	21%	21%	19%	15%	14%	12%	11%	13%	12%
Georgia	16	15	12	12	12	13	13	13	14	15
Texas	31	28	25	24	23	21	20	24	23	22
Oklahoma	7	6	6	5	5	5	5	6	5	5
Louisiana	4	3	3	3	3	3	3	3	3	3
Tennessee	12	13	11	12	14	15	18	15	15	14
Illinois	3	4	5	5	5	5	5	5	6	6
Missouri	2	3	4	5	5	6	6	6	5	6
New Mexico	3	3	3	3	3	3	3	3	3	3
Kentucky (1)	-	4	10	12	13	12	12	11	9	9
Alabama (2)	-	-	-	-	2	3	3	3	3	3
Colorado (3)	-	-	-	-	-	-	-	-	-	-
Mexico (4)	-	-	-	-	-	-	-	-	1	2
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Kentucky in March 2000.
(2)	The Company commenced operations in Alabama in January 2003.
(3)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(4)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2008:

	Total Number	Average Gross Loan
	of Loans	Balance

South Carolina	80,297	$903
Georgia	76,846	1,147
Texas	192,539	687
Oklahoma	44,005	737
Louisiana	21,767	785
Tennessee	80,060	1,049
Illinois	36,828	911
Missouri	33,857	1,041
New Mexico	23,029	792
Kentucky	40,441	1,272
Alabama	23,640	862
Mexico	30,326	467
Total	683,635	$877

For fiscal 2008, 2007 and 2006, 98.2%, 99.2% and 99.9% of the Company’s revenues were attributable to U.S. customers and 1.8%, 0.8% and 0.1% were attributable to customers in Mexico. For further information regarding potential risks associated with the Company’s operations in Mexico, see Pat I, Item 1A, Risk Factors. “Our use of derivatives exposes us to credit and market risk” and “Our continued expansion into Mexico may increase the risks inherent in conducting international operations,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Exchange Rate Risk.”

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

In fiscal 2008, approximately 83.0% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized. For fiscal 2008, 2007 and 2006, the percentages of the Company's loan originations that were refinancings of existing loans were 73.3%, 74.3% and 75.6%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. While allowed on a selective basis, refinancings of delinquent loans amounted to less than 1.9% of the Company’s loan volume in fiscal 2008.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2008, the captive insurance subsidiary reinsured approximately 2% of the credit insurance sold by the Company and contributed approximately 558,000 to the Company's total revenues.

The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code (“UCC”) financing statements. Statutes in Georgia, Louisiana, South Carolina, Tennessee, Missouri, Kentucky and Alabama permit the Company to charge a non-file or non-recording insurance premium in connection with certain loans originated in these states. These premiums are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company. Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral pledged to secure the loans. The Company generally perfects its security interest in collateral on larger loan transactions (typically greater than $1,000) by filing UCC financing statements.

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

Staff and Training. Local offices are generally staffed with three to four employees. The branch manager supervises operations of the office and is responsible for approving all loan applications. Each office generally has one or two assistant managers who contact delinquent customers, review loan applications and prepare operational reports. Each office also generally has one customer service representative who takes loan applications, processes loan applications, processes payments, assists in the preparation of operational reports, assists in collection efforts, and assists in marketing activities. Larger offices may employ additional assistant managers and customer service representatives.

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

Advertising. The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company obtains or acquires mailing lists from third party sources. In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses were approximately 3.7% of total revenues in fiscal 2008, 3.5% in 2007, and 3.5% in 2006.

Competition. The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with generally less than 100 offices. Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $1,000.

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

Government Regulation. Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other fees that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. Generally, state regulations also establish minimum capital requirements for each local office. State agency approval is required to open new branch offices. Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commission, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the Kentucky Department of Financial Institutions, and the Alabama State Banking Department. These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state. Effective May 1, 2008, World Acceptance Corporation de Mexico was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R.

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

Employees. As of March 31, 2008, the Company had 2,716 U.S. employees, none of whom were represented by labor unions and 301 employees in Mexico, all of whom were represented by a labor union. The Company considers its relations with its personnel to be good. The Company seeks to hire people who will become long-term employees. The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Period of Service as Executive Officer and
Pre-executive Officer Experience (if an
Name and Age	Position	Executive Officer for Less Than Five Years)

A. Alexander McLean, III (56)	Chief Executive Officer; Chairman and Director
Chief Executive Officer since March 2006; Executive
Vice President from August 1996 until March 2006;
Senior Vice President from July 1992 until August
1996; CFO from June 1989 until March 2006; Director
since June 1989; and Chairman since August 2007

Kelly M. Malson (37)	Vice President and Chief Financial Officer
Vice President and CFO since March 2006; Vice
President of Internal Audit from September 2005 to March 2006; Financial Compliance Manager,
Itron Inc., from July 2004 to August 2005; Senior
Manager, KPMG LLP from April 2002 until July 2004

Mark C. Roland (51)	President and Chief Operating Officer and Director	President since March 2006; Chief Operating Officer since April 2005; Executive Vice President from April 2002 to March 2006; Senior Vice President from January 1996 to April 2002

Jeff Tinney (45)	Senior Vice President, Western Division
Senior Vice President, Western Division, since
June 2007; Vice President, Operations – Texas and New
Mexico from June 2001 to June 2007; Vice President,
Operations – Texas and Louisiana from April 1998 to
June 2001; Vice President, Operations – Louisiana from January 1997 to April 1998

Daniel Clinton Dyer (35)	Senior Vice President, Central Division
Senior Vice President, Central Division since
June 2005; Vice President, Operations –
Tennessee and Missouri from April 2002 to June
2005; Supervisor of Nashville District from September
2001 to March 2002; Manager in Nashville from January
1997 to August 2001

James Daniel Walters (40)	Senior Vice President, Southern Division	Senior Vice President, Southern Division since April 2005; Vice President, Operations – South Carolina and Alabama from August 1998 to March 2005.

Francisco J. Sauza (53)	Senior Vice President
Vice President of Operations since April 2005; President of Border Consulting Group from July 2004 to March 2005; Senior Manager of KPMG and BearingPoint Consulting from January 2000 to June 2004; Partner of Atlanta Consulting Group from February 1998 to January 2000.

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

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make. Investors are advised that it is impossible to identify or predict all risks, and that risks not currently known to us or that we currently deem immaterial also could affect us in the future.

We face liquidity risk resulting from market conditions or other events.

Downturns, uncertainties or turmoil in the corporate credit markets or broader economy, political or social unrest or other events, most of which are beyond our control, could negatively affect the level or cost of our liquidity, which would adversely affect our ongoing ability to service debt, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility and other note payable or any other floating interest rate obligations we may incur, but such changes could also affect our ability to originate loans. If the interest we pay on our revolving credit facility increases, our earnings would be adversely affected because the Company is generally charging the maximum fees allowed by the respective state’s regulatory agency. Additional information regarding interest rate risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk and Inflation.”

Our use of derivatives exposes us to credit and market risk.

We use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations. We use interest rate swaps for interest rate risk management and options to hedge foreign currency fluctuation risk. By using derivative instruments, the Company is exposed to credit and market risk. Additional information regarding our exposure to credit and market risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending activities. Our ability to collect on loans to individuals, our single largest asset group, depends on the willingness and repayment ability of our borrowers. A material adverse change in the ability of a significant portion of our borrowers to meet their obligations to us, due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition.

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

The annual turnover as of March 31, 2008 among our office employees was approximately 45.4%. This turnover increases our cost of operations and makes it more difficult to operate our offices. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

The concentration of our revenues in certain states could adversely affect us.

 Our offices operated in 11 states and Mexico during the year ended March 31, 2008, and our 4 largest states (measured by total revenues) accounted for approximately 62.0% of our total revenues. While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states. Changes in these or any other conditions in the markets in which we operate could lead to a reduction in demand for loans, a decline in our revenues or an increase in our provision for loan losses, any of which could result in a deterioration of our results of operations or financial condition.

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

Legislative or regulatory actions or changes with adverse results in litigation or regulatory proceedings or, failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, money or other penalties. In addition, any adverse change in existing laws or regulations, or adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees we can charge in connection with our loans. If these or other factors lead us to close our offices in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our offices and our employees in that state, with little or no revenues.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through September 2009 that allows us to borrow up to $187.0 million, assuming we are in compliance with a number of covenants and conditions. Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit agreement on a current basis, we have limited cash balances and we expect that a significant portion of our liquidity needs will be funded primarily from borrowings under our revolving credit agreement. As of March 31, 2008, we had approximately $82.5 million available for future borrowings under this agreement, excluding the seasonal line which expires each March 31. Due to the seasonal nature of our business, our borrowings are historically the highest during the third quarter and the lowest during the fourth quarter. If our existing sources of liquidity are insufficient to satisfy our financial needs, we may need to try to raise additional debt or equity in the future.

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

The breach of any covenants or obligation in our revolving credit agreement will result in a default. If there is an event of default under our revolving credit agreement, the lenders under the revolving credit agreement could cause all amounts outstanding thereunder to become due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other existing or future debt instruments. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy. If we are unable to repay, refinance or restructure our indebtedness under our revolving credit agreement, the lenders under that agreement could proceed against the collateral securing that indebtedness. Our obligations under the revolving credit agreement are guaranteed by each of our existing and future subsidiaries. The borrowings under the revolving credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors. In addition, borrowings under the revolving credit agreement are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit agreement and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

As of March 31, 2008, our allowance for loan losses was $33.5 million. These amounts, however, are estimates. If our actual loan losses are greater than our allowance for loan losses, our provision for loan losses would increase. This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate. These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal because demand for small consumer loans is highest in the third quarter of each year, corresponding to the holiday seasons, and lowest in the fourth quarter of each year, corresponding to our customers' receipt of income tax refunds. Our provision for loan losses is historically lowest as a percentage of revenues in the fourth quarter of each year, corresponding to our customers' receipt of income tax refunds, and increase as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Provisions of our articles of incorporation and South Carolina law could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our stockholders to change our management. In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock to approve our merger or consolidation with another corporation.

Our continued expansion into Mexico may increase the risks inherent in conducting international operations.

Although our operations in Mexico accounted for only 1.8% of our revenues and 2.4% of our gross loans receivable for the year ended March 31, 2008, we intend to continue opening offices and expanding our presence in Mexico. In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, disruption from political unrest and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Our success in conducting foreign operations will depend, in large part, on our ability to succeed in differing economic, social and political conditions. Among other things, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office. As of March 31, 2008, the Company had 838 branch offices, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2008, total lease expense was approximately $12.2 million, or an average of approximately $15,000 per office. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings. Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,600 square feet.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2008.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD. As of May 23, 2008, there were 10,200 holders of record of Common Stock and approximately 3,300 persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On May 19, 2008, the Board of Directors authorized the Company to repurchase up to $10 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $10 million announced February 12, 2008 and November 12, 2007. After taking into account all shares repurchased through May 30, 2008, the Company has $11.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2008:

			(c) Total Number	(d) Approximate Dollar
	(a) Total	(b) Average	of Shares Purchased	Value of Shares
	Number of	Price Paid	as Part of Publicly	That May Yet be
	Shares	per	Announced Plans	Purchased Under the
	Purchased	Share	or Programs	Plans or Programs

January 1 through January 31, 2008	-	-	-	11,547,976

February 1 through February 29, 2008	190,000	30.82	190,000	15,693,026	(1)

March 1 through March 31, 2008	495,000	29.75	495,000	964,709

Total for the Quarter	685,000	$30.05	685,000

(1) Includes additional $10 million authorized on February 12, 2008.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years. The last reported sale price on May 23, 2008 was $43.93.

Market Price of Common Stock

Fiscal 2008
Quarter	High	Low

First	$45.74	$39.27
Second	43.16	27.76
Third	35.59	26.40
Fourth	35.50	19.89

Fiscal 2007
Quarter	High	Low

First	$36.90	$25.12
Second	47.30	33.90
Third	50.81	43.60
Fourth	49.10	37.00

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Interest and fee income	$292,457	$247,007	$204,450	$177,582	$151,499
Insurance commissions and other income	53,590	45,311	38,822	33,176	27,653
Total revenues	346,047	292,318	243,272	210,758	179,152
Provision for loan losses	67,542	51,925	46,026	40,037	33,481
General and administrative expenses	179,219	153,627	128,514	112,223	96,313
Interest expense	11,569	9,596	7,137	4,640	3,943
Total expenses	258,330	215,148	181,677	156,900	133,737

Income before income taxes	87,717	77,170	61,595	53,858	45,415
Income taxes	34,721	29,274	23,080	19,868	16,650
Net income	$52,996	$47,896	$38,515	$33,990	$28,765
Net income per common share (diluted)	$3.05	$2.60	$2.02	$1.74	$1.49
Diluted weighted average shares	17,375	18,394	19,098	19,558	19,347

Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$445,091	$378,038	$312,746	$267,024	$236,528
Allowance for loan losses	(33,526)	(27,840)	(22,717)	(20,673)	(17,261)
Loans receivable, net	411,565	350,198	290,029	246,351	219,267
Total assets	486,110	411,116	332,784	293,507	261,969
Total debt	214,900	171,200	100,600	83,900	95,032
Shareholders' equity	234,305	215,493	210,430	189,711	156,580

Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	15.8%	14.5%	15.4%	15.3%	15.1%
Net charge-offs	14.5%	13.3%	14.8%	14.6%	14.7%
Number of offices open at year-end	838	732	620	579	526

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2003, gross loans receivable have increased at a 16.3% annual compounded rate from $266.8 million to $599.5 million at March 31, 2008. The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period. During this same five-year period, the Company has grown from 470 offices to 838 offices as of March 31, 2008. During fiscal 2009, the Company plans to open or acquire approximately 70 new offices in the United States and 25 new offices in Mexico.

The Company attempts to identify new products and services for marketing to its customer base. In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base in many states where it operates. This program is called the “World Class Buying Club.” Total loan volume under this program was $16.2 million during fiscal 2008, a 12.6% increase from the prior fiscal year. While this represents less than 1% of the Company’s total loan volume, it remains a very profitable program, which the Company plans to continue to emphasize in fiscal 2009 and beyond.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 113 separate finance companies, including the Company, and currently supports approximately 1,493 individual branch offices in 45 states and Mexico. ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year. Its net revenues from system sales and support amounted to $2.2 million, $2.5 million and $2.3 million in fiscal 2008, 2007 and 2006, respectively. ParaData’s pretax income (loss) to the Company also can fluctuate greatly. It was $(255,000), $112,000 and $308,000, in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. ParaData’s net revenue and resulting net income (loss) to the Company will continue to fluctuate on a year to year basis. While ParaData may or may not remain profitable, it will continue to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

Since fiscal 1997, the Company has expanded its product line to include larger balance, lower risk, and lower yielding individual consumer loans. These loans typically average $1,000 to $3,000, with terms of generally 18 to 24 months, compared to smaller loans, which average $300 to $1,000, with terms of generally 8 to 12 months. The Company offers the larger loans in all states except Texas, where they are not profitable under our lending criteria and strategy. Additionally, the Company has purchased over the years numerous larger loan offices and has made several bulk purchases of larger loans receivable. As of March 31, 2008, the larger loan category accounted for approximately $156.0 million of gross loans receivable, a 17.0% increase over the balance outstanding at March 31, 2007. At the end of the current fiscal year, this portfolio was 26.0% of the total loan balances, a slight decrease from the previous year mix of 26.4%. Management believes that these loans provide lower expense and loss ratios, and thus provide positive contributions. While the Company does not intend to change its primary lending focus from its small-loan business, it does intend to continue expanding the larger loan product line as part of its ongoing growth strategy.

In fiscal 1999, the Company tested an income tax return preparation and refund anticipation loan program in 40 of its offices. Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices. The Company prepared approximately 65,000, 60,000 and 57,000 returns in each of the fiscal years 2008, 2007 and 2006, respectively. Net revenue generated by the Company from this program during fiscal 2008 amounted to approximately $9.7 million. The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2008	2007	2006
	(Dollars in thousands)

Average gross loans receivable (1)	$576,050	480,120	396,582
Average net loans receivable (2)	426,524	358,047	298,267

Expenses as a percentage of total revenue:
Provision for loan losses	19.5%	17.8%	18.9%
General and administrative	51.8%	52.6%	52.8%
Total interest expense	3.3%	3.3%	2.9%

Operating margin (3)	28.7%	29.7%	28.3%
Return on average assets	11.3%	12.5%	11.9%

Offices opened and acquired, net	106	112	41
Total offices (at period end)	838	732	620

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2008 Versus Fiscal 2007

Net income was $53.0 million during fiscal 2008, a 10.6% increase over the $47.9 million earned during fiscal 2007. This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $12.5 million, or 14.4%, offset by an increase in interest expense and income taxes.

Total revenues increased to $346.0 million in fiscal 2008, a $53.7 million, or 18.4%, increase over the $292.3 million in fiscal 2007. Revenues from the 645 offices open throughout both fiscal years increased by 8.9%. At March 31, 2008, the Company had 838 offices in operation, an increase of 106 offices from March 31, 2007.

Interest and fee income during fiscal 2008 increased by $45.5 million, or 18.4%, over fiscal 2007. This increase resulted from an increase of $68.5 million, or 19.1%, in average net loans receivable between the two fiscal years. The increase in average loans receivable was attributable to the Company acquiring approximately $3.1 million in net loans and internal growth. During fiscal 2008, internal growth increased because the Company opened 95 new offices and the average loan balance increased from $837 to $877.

Insurance commissions and other income increased by $8.3 million, or 18.3%, over the two fiscal years. Insurance commissions increased by $6.0 million, or 24.5%, as a result of the increase in loan volume in states where credit insurance is sold. Other income increased by $2.3 million, or 11.0%, over the two years, primarily due to an increase in fees received from income tax return preparation of $1.5 million, an increase in motor club product sales of $1.1 million and an $0.8 million increase in World Class Buying Club sales. This increase was offset by a $1.8 million loss related to our interest rate swap.

The provision for loan losses during fiscal 2008 increased by $15.6 million, or 30.1%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2008 amounted to $62.0 million, a 29.8% increase over the $47.7 million charged off during fiscal 2007. Net charge-offs as a percentage of average loans increased from 13.3% to 14.5% when comparing the two annual periods. The 1.2 percentage point increase is a continuation of the trend the Company has seen during each of the quarters during the fiscal year. The current trend is more in line with historical losses of 14.8% in 2006, 14.6% in 2005, 14.7% in 2004 and 14.6% in 2003. Delinquencies on a recency basis increased from 2.2% to 2.6% and on a contractual basis increased from 3.6% to 4.0% at March 31, 2007 and March 31, 2008, respectively.

General and administrative expenses during fiscal 2008 increased by $25.6 million, or 16.7%, over the previous fiscal year. This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year. General and administrative expenses, when divided by average open offices, decreased by 0.6% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 52.6% in fiscal 2007 to 51.8% during fiscal 2008. This decrease resulted from a higher growth in revenue than in expenses.

Interest expense increased by $2.0 million, or 20.6%, during fiscal 2008, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 40.2%. Average interest rates decreased from 6.3% in fiscal 2007 to 5.4% in fiscal 2008.

Income tax expense increased $5.4 million, or 18.6%, primarily from an increase in pre-tax income and a charge of $1.5 million related to a tax examination. A state jurisdiction has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. The Company is in the very initial process of responding to the state taxing authority. In consideration of the proposed assessment, net income for this year was reduced by this charge of $1.5 million and the total gross unrecognized tax benefits has increased by $2.3 million as a result of this examination. At this time, it is too early to predict the outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest and penalties. As a result, the Company’s effective income tax rate increased to 39.6% for the year ended March 31, 2008 from 37.9% for the prior year.

Comparison of Fiscal 2007 Versus Fiscal 2006

Net income was $47.9 million during fiscal 2007, a 24.4% increase over the $38.5 million earned during fiscal 2006. This increase resulted from an increase in operating income of $18.0 million, or 26.2%, offset by an increase in interest expense and income taxes.

Total revenues increased to $292.3 million in fiscal 2007, a $49.0 million, or 20.2%, increase over the $243.3 million in fiscal 2006. Revenues from the 566 offices open throughout both fiscal years increased by 12.5%. At March 31, 2007, the Company had 732 offices in operation, an increase of 112 offices from March 31, 2006.

Interest and fee income during fiscal 2007 increased by $42.6 million, or 20.8%, over fiscal 2006. This increase resulted from an increase of $59.8 million, or 20.0%, in average net loans receivable between the two fiscal years. The increase in average loans receivable was attributable to the Company acquiring approximately $16.1 million in net loans, of which $12.5 million related to one acquisition, and internal growth. During fiscal 2007, internal growth increased because the Company opened 68 new offices and the average loan balance increased from $804 to $837.

Insurance commissions and other income increased by $6.5 million, or 16.7%, over the two fiscal years. Insurance commissions increased by $4.6 million, or 23.2%, as a result of the increase in loan volume in states where credit insurance may be sold. Other income increased by $1.9 million, or 9.9%, over the two years, primarily due to an increase in fees received from income tax return preparation of $570,000, an increase in motor club product sales of $1.3 million and a $1.3 million increase in World Class Buying Club sales. This increase was offset by a $400,000 loss related to our interest rate swap. Comparative results were also affected by the Company recording a $393,000 gain from a life insurance claim in fiscal 2006, while no similar gain was recorded in fiscal 2007.

The provision for loan losses during fiscal 2007 increased by $5.9 million, or 12.8%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2007 amounted to $47.8 million, a 7.5% increase over the $44.4 million charged off during fiscal 2006, however, net charge-offs as a percentage of average loans decreased from 14.8% to 13.3% when comparing the two annual periods. The decrease in the charge-off ratio was mainly attributable to a decrease in bankruptcy related charge-offs from $8.8 million in fiscal 2006 to $5.0 million in fiscal 2007. The Company does not expect the charge-off ratio to remain at its current levels because it believes that bankruptcy trends will begin to rise in fiscal 2008. Delinquencies on a recency basis increased from 2.1% to 2.2% and on a contractual basis increased from 3.4% to 3.5% at March 31, 2006 and March 31, 2007, respectively.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2008, 2007, and 2006:

	At March 31,
	2008	2007	2006
	(Dollars in thousands)
Recency basis:
61-90 days past due	$10,414	7,732	5,886
91 days or more past due	5,003	3,495	2,672

Total	$15,417	11,227	8,558

Percentage of period-end gross loans receivable	2.6%	2.2%	2.1%
Contractual basis:
61-90 days past due	$12,838	9,684	7,664
91 days or more past due	11,123	8,209	6,654

Total	$23,961	17,893	14,318

Percentage of period-end gross loans receivable	4.0%	3.5%	3.4%

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

The Company experienced an increase in contractual delinquency from 3.5% at March 31, 2007 to 4.0% at March 31, 2008. The delinquency rate on a recency basis also increased from 2.2% at the end of fiscal 2007 to 2.6% at the end of the current fiscal year. Charge-offs as a percent of average loans increased from 13.3% in fiscal 2007 to 14.5% in fiscal 2008.

In fiscal 2008, approximately 83.0% of the Company’s loans were generated through renewals of outstanding loans and the origination of new loans to previous customers. A renewal represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2008, 2007, and 2006, the percentages of the Company’s loan originations that were renewals of existing loans were 73.3%, 74.3% and 75.6%, respectively. The Company’s renewal policies, while limited by state regulations, in all cases consider our customer’s payment history and require that our customer have made at least one payment on the loan being considered for renewal. A renewal is considered a current renewal if the customer is no more than 45 days delinquent on a contractual basis. Delinquent renewals may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy to not renew delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2008, delinquent renewals represented 1.9% of the Company’s total loan volume compared to 1.9% in fiscal 2007.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and renewals. This is as expected due to the payment history experience available on repeat borrowers. However, as a percentage of total loans charged off, renewals represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2008:

	Loan Volume	Percent of	Percent of Total
	by Category	Total Charge-offs	Loans Made by Category

Renewals	73.3%	71.6%	4.7%
Former borrowers	9.7%	5.9%	3.2%
New borrowers	17.0%	22.5%	9.6%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio. The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal. When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated. It is probable that there are losses in the existing portfolio. To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average loan life is approximately four months. Based on this method, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2008, 2007, and 2006. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives. In addition, the entire loan portfolio turns over approximately 3 times during a typical twelve-month period. Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the method employed is in accordance with generally accepted accounting principles.

The Company records acquired loans at fair value based on current interest rates, less an allowance for uncollectibility and collection costs.

The Company follows Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because there is no consideration paid for acquired loans over 60 days delinquent. For the years ended March 31, 2008, 2007 and 2006, the Company recorded adjustments of approximately $0.1 million, $0.9 million and $0.4 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which are not within the scope of SOP 03-3.

The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2008.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2008, 2007, and 2006:

	March 31,
	2008	2007	2006

Balance at the beginning of the year	$27,840,239	22,717,192	20,672,740
Provision for loan losses	67,541,805	51,925,080	46,025,912
Loan losses	(68,985,269)	(53,979,375)	(49,267,992)
Recoveries	6,989,297	6,227,742	4,849,244
Allowance on acquired loans	140,075	949,600	437,288
Balance at the end of the year	$33,526,147	27,840,239	22,717,192
Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.5%	7.4%	7.3%
Net charge-offs as a percentage of average loans receivable (1)	14.5%	13.3%	14.8%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2008 and 2007.

	At or for the Three Months Ended
	2008				2007
	First,	Second,	Third,	Fourth,	First,	Second,	Third,	Fourth,
	(Dollars in thousands)

Total revenues	$76,389	80,198	88,043	101,417	63,837	67,208	74,103	87,170
Provision for loan losses	14,217	18,416	23,224	11,685	11,167	13,813	18,365	8,580
General and administrative expenses	42,191	41,930	47,470	47,628	34,847	35,289	41,460	42,031
Net income	10,850	10,466	7,288	24,392	9,987	9,861	7,011	21,037

Gross loans receivable	$544,964	571,319	663,217	599,509	447,840	470,275	560,741	505,788
Number of offices open	782	817	831	838	641	678	730	732

Recently Issued Accounting Pronouncements

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

The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for the first fiscal period beginning after November 15, 2007. The provisions for non-financial assets and liabilities are effective for the first fiscal period beginning after November 15, 2008. We are required to adopt SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009 and are currently assessing the impact on our Consolidated Financial Statements.

Noncontrolling Interest in consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. The Company is in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our Consolidated Financial Statements.

Disclosures about Derivative Instruments and Hedging Activities

Statement 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

Convertible Debt Instruments

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. FSP APB 14-1 is effective for the first fiscal period beginning after December 15, 2008 and must be applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented. We will be required to adopt FSP APB 14-1 in the first quarter of fiscal 2010 and are currently assessing the impact on our Consolidated Financial Statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. As the Company's gross loans receivable increased from $226.3 million at March 31, 2002 to $599.5 million at March 31, 2008, net cash provided by operating activities for fiscal years 2006, 2007 and 2008 was $98.0 million, $110.1 million and $136.0 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock. In November 2007 and February 2008, the Board of Directors authorized the Company to increase its share repurchase program by an additional $10 million, respectively. As of March 31, 2008, 6,165,444 shares have been repurchased since 2000 for respective aggregate purchase price of approximately $141.8 million. During fiscal 2008 the Company repurchased 1,375,100 shares for $41.9 million. The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. In addition, the Company plans to open or acquire approximately 70 branches in the United States and 25 branches in Mexico. Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2008. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired a net of 13 offices and a number of loan portfolios from competitors in 5 states in 11 separate transactions during fiscal 2008. Gross loans receivable purchased in these transactions were approximately $4.5 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $187.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $30 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The credit facility will expire on September 30, 2009. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum. At March 31, 2008, the interest rate on borrowings under the revolving credit facility was 5.25%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On March 31, 2008, $104.5 million was outstanding under this facility, and there was $82.5 million of unused borrowing availability under the borrowing base limitations, excluding the seasonal line which expires each March 31.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company was in compliance with these agreements at March 31, 2008 and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3% convertible senior subordinated notes due October 1, 2011. See Note 7 to the Consolidated Financial Statements included in this report for more information regarding this transaction.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Convertible Senior Subordinated Notes Payable	$-	$-	$-	$110,000	$-	$-	$110,000

Maturities of Notes Payable	200	104,700	-	-	-	-	104,900

Interest Payments on Convertible
Senior Subordinated Notes Payable	3,300	3,300	3,300	3,300	-	-	13,200

Interest Payments on Notes Payable	5,525	2,744	-	-	-	-	8,269

Minimum Lease Payments	11,305	7,464	3,473	978	272	-	23,492

Total	$20,330	$118,208	$6,773	$114,278	$272	$-	$259,861

On April 1, 2007, the Company adopted FIN No. 48.As of March 31, 2008, the Company’s contractual obligations relating to FIN 48 included unrecognized tax benefits of $8.8 million which are expected to be settled in greater than one year.While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an other note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $104.5 million at March 31, 2008. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at March 31, 2008, a change of 1% in the interest rates would cause a change in interest expense of approximately $745,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years. In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of March 31, 2008 the fair value of the interest rate swap was a liability of $1.7 million and included in other liabilities. The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was approximately $1.8 million.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933. Interest on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.

The Company has another note payable which has a balance of $400,000 at March 31, 2008, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes. International revenues were less than 2% of total revenues for the year ended March 31, 2008 and net loans denominated in Mexican pesos were approximately $9.1 million (USD) at March 31, 2008.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 9, 2007, we hedged our foreign exchange risk by purchasing a $3 million foreign exchange currency option with a strike rate of 11.18 Mexican peso per US dollar. This option expires on May 9, 2008. Changes in the fair value of this option are recorded as a component of earnings since the Company did not apply hedge accounting under SFAS 133. The fair value of the option at March 31, 2008, and the change in the fair value of the option in fiscal 2008 was less than $100,000.

Because earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, an analysis was performed assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated. At March 31, 2008, the analysis indicated that such market movements would not have had a material effect on the consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2008. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

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

Legal Matters

As of March 31, 2008, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
Assets
Cash and cash equivalents	$7,589,575	5,779,032
Gross loans receivable	599,508,969	505,788,440
Less:
Unearned interest and deferred fees	(154,418,105)	(127,750,015)
Allowance for loan losses	(33,526,147)	(27,840,239)
Loans receivable, net	411,564,717	350,198,186
Property and equipment, net	18,654,010	14,310,458
Deferred income taxes	22,134,066	14,507,000
Other assets, net	10,818,057	10,221,562
Goodwill	5,352,675	5,039,630
Intangible assets, net	9,997,327	11,060,139

	$486,110,427	411,116,007
Liabilities and Shareholders' Equity
Liabilities:
Senior notes payable	104,500,000	60,600,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	400,000	600,000
Income taxes payable	18,039,242	8,015,514
Accounts payable and accrued expenses	18,865,913	16,407,846
Total liabilities	251,805,155	195,623,360

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,278,684 and 17,492,521 shares at March 31, 2008 and 2007, respectively	-	-
Additional paid-in capital	1,323,001	5,770,665
Retained earnings	232,812,768	209,769,808
Accumulated other comprehensive income (loss), net of tax	169,503	(47,826)
Total shareholders' equity	234,305,272	215,492,647
Commitments and contingencies
	$486,110,427	411,116,007

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues:
Interest and fee income	$292,457,259	247,007,668	204,450,428
Insurance commissions and other income	53,589,595	45,310,752	38,821,587
Total revenues	346,046,854	292,318,420	243,272,015
Expenses:
Provision for loan losses	67,541,805	51,925,080	46,025,912
General and administrative expenses:
Personnel	119,483,185	102,824,945	84,817,025
Occupancy and equipment	21,554,655	17,397,672	14,166,977
Data processing	2,112,399	2,159,712	2,108,740
Advertising	12,647,576	10,277,796	8,592,492
Amortization of intangible assets	2,505,465	2,885,202	2,860,555
Other	20,915,465	18,081,517	15,968,496
	179,218,745	153,626,844	128,514,285
Interest expense	11,569,110	9,596,116	7,136,853
Total expenses	258,329,660	215,148,040	181,677,050

Income before income taxes	87,717,194	77,170,380	61,594,965
Income taxes	34,721,036	29,274,000	23,080,000
Net income	$52,996,158	47,896,380	38,514,965

Net income per common share:
Basic	$3.11	2.66	2.08
Diluted	$3.05	2.60	2.02

Weighted average shares outstanding:
Basic	17,044,122	18,018,370	18,493,389
Diluted	17,374,746	18,393,728	19,098,087

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

.
	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Total Comprehensive Income

Balances at March 31, 2005	$11,964,056	177,747,137	-	189,711,193

Proceeds from exercise of stock options (190,397 shares), including tax benefits of $1,205,288	3,045,527	-	-	3,045,527
Common stock repurchases (800,400 shares)	(13,800,225)	(6,991,249)	-	(20,791,474)
Other comprehensive loss	-	-	(50,092)	(50,092)	(50,092)
Net income	-	38,514,965	-	38,514,965	38,514,965
Total comprehensive income	-	-	-	-	38,464,873

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock options (331,870 shares), including tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases (1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common stock under stock option plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646
Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)		(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net income	$52,996,158	47,896,380	38,514,965

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	2,505,465	2,885,202	2,860,555
Amortization of loan costs and discounts	763,262	379,634	25,000
Provision for loan losses	67,541,805	51,925,080	46,025,912
Depreciation	3,760,461	3,057,658	2,371,857
Deferred tax expense (benefit)	(3,127,924)	(1,250,000)	6,792,000

Compensation related to stock option and restricted stock plans	5,286,344	3,930,948	-

Tax benefit from exercise of stock options	-	-	1,205,288

Gain/loss on interest rate swap	1,762,662	400,000	(492,000)

Change in accounts:
Other assets, net	(1,134,756)	(262,450)	(251,024)
Income taxes payable	4,973,728	1,237,238	5,154,207
Accounts payable and accrued expenses	695,405	(111,497)	(4,204,452)
Net cash provided by operating activities	136,022,610	110,088,193	98,002,308

Cash flows from investing activities:

Increase in loans receivable, net	(125,822,271)	(95,963,365)	(82,962,171)
Net assets acquired from office acquisitions, primarily loans	(3,220,879)	(16,269,811)	(6,800,032)
Increase in intangible assets from acquisitions	(1,755,698)	(2,123,853)	(2,363,168)
Purchases of property and equipment, net	(7,976,013)	(6,189,997)	(3,546,815)
Net cash used in investing activities	(138,774,861)	(120,547,026)	(95,672,186)

Cash flows from financing activities:

Net change in bank overdraft	-	1,544,231	908,324
Proceeds (repayment) of senior revolving notes payable, net	43,900,000	(39,200,000)	16,900,000
Proceeds from convertible senior subordinated notes	-	110,000,000	-
Repayment of other notes payable	(200,000)	(200,000)	(200,000)
Proceeds from exercise of stock options	1,614,340	3,486,157	1,840,239
Repurchase of common stock	(41,862,144)	(54,095,963)	(20,791,474)
Tax benefit from exercise of stock options	1,110,598	2,937,122	-
Proceeds from sale of warrants associated with convertible notes	-	16,155,823	-
Loan cost associated with note convertible	-	(3,814,188)	-
Purchase of call options associated with convertible notes	-	(24,609,205)	-

Net cash provided by (used in) financing activities	4,562,794	12,203,977	(1,342,911)

Increase in cash and cash equivalents	1,810,543	1,745,144	987,211

Cash and cash equivalents at beginning of year	5,779,032	4,033,888	3,046,677

Cash and cash equivalents at end of year	$7,589,575	5,779,032	4,033,888

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

As of March 31, 2008, the Company operated 803 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. The Company also operated 35 offices in Mexico. The Company is subject to numerous lending regulations that vary by jurisdiction.

Principles of Consolidation

The consolidated financial statements include the accounts of World Acceptance Corporation and its wholly owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states and Mexico, ParaData (a software company acquired during fiscal 1994), WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994) and Servicios World Acceptance Corporation de Mexico (a service company established in fiscal 2006). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into US dollars at the current exchange rate and income and expense are translated at an average exchange rate for the period. The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss).”

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant item subject to such estimates and assumptions that could materially change in the near term is the allowance for loan losses. Actual results could differ from those estimates.

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

ParaData provides data processing systems to 113 separate finance companies, including the Company. At March 31, 2008 and 2007, ParaData had total assets of $1.7 million and $2.7 million, respectively, which represented less than 1% of total consolidated assets at each fiscal year end. Total net revenues (system sales and support) for ParaData for the years ended March 31, 2008, 2007 and 2006 were $2.2 million, $2.5 million and $2.3 million, respectively, which represented approximately 1% of consolidated revenue for each year. For the years ended March 31, 2008, 2007 and 2006, ParaData had income (loss) before income taxes of $(255,000), $112,000 and $308,000, respectively. Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama. In addition, the Company also originated direct cash consumer loans in Mexico. During fiscal 2008 and 2007, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less. Experience indicates that a majority of the direct cash consumer loans are renewed, and the Company accounts for the refinancing as a new loan. Generally a customer must make a payment in order to qualify for a renewal. Furthermore, our lending policy has predetermined lending amounts, so that in most cases a renewal will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

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

This method is based on the fact that many customers renew their loans prior to the contractual maturity. Average contractual loan terms are approximately nine months and the average loan life is approximately four months. The allowance for loan loss model also reserves 100% of the principal on loans greater than 90 days past due on a recency basis. Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over an estimated weighted average useful life of 9 years and non-compete agreements are amortized on a straight line basis over the term of the agreement.

We evaluate goodwill annually for impairment in the fourth quarter of a fiscal year using the market value-based approach. We have one reporting unit, the consumer finance company, and we have multiple components, the lowest level of which are individual offices. Our components are aggregated for impairment testing because they have similar economic characteristics. We write-off goodwill when we close an office that has goodwill assigned to it. As of March 31, 2008, we had 79 offices with recorded goodwill.

Impairment of Long-Lived Assets

We assess impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. We assess impairment of these assets generally at the office level based on the operating cash flows of the office and our plans for office closings. We write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. We did not record any material impairment charges for the fiscal years 2008, 2007 and 2006.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, other note payable, foreign currency options and interest rate swaps. Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and other note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR. The convertible subordinated notes payable fair value is based on the current quoted market price which was $88,385,000 and $103,537,500 as of March 31, 2008 and 2007, respectively. The carrying value of the convertible subordinated notes payable was $110,000,000 at March 31, 2008 and 2007. The swap and option are valued based on information from a third party broker.

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

Supplemental Cash Flow Information

For the years ended March 31, 2008, 2007, and 2006, the Company paid interest of $10,788,530, $9,686,128 and $6,958,983, respectively.

For the years ended March 31, 2008, 2007, and 2006, the Company paid income taxes of $32,018,340, $26,478,254 and $9,928,505, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2008, 2007, and 2006, consist of:

	2008	2007	2006

Tax benefit from convertible note	$-	9,359,000	-

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method. Potential common stock related to convertible senior notes are included in the diluted EPS computation using the method prescribed by EITF 04-8 “The Effect of Contingently Convertible Instruments on Dilutive Earnings Per Share.”

Reclassifications

Certain reclassification entries have been made for fiscal 2007 and 2006 to conform with fiscal 2008 presentation. There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

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

At March 31, 2008, the Company had several share-based employee compensation plans, which are described more fully in Note 13. Prior to April 1, 2006, the Company accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these stock options for the year ended March 31, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2007 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company recorded forfeitures as they occurred. The results of this change were not material. The Company has elected to expense future grants of awards with graded vesting on a graded vesting basis over the requisite service period of the entire award. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities.

The following table provides pro forma net income and earnings per share information, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation option plans for the year ended March 31, 2006 (dollars in thousands, except per share data). Disclosures for the years ended March 31, 2008 and 2007 are not presented because the amounts are recognized in the consolidated financial statements.

(Dollars in thousands except per share amounts)	2006

Net income
As reported	$38,515
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,253
Pro forma net income	$37,262

Basic earnings per share
As reported	$2.08
Pro forma	$2.01

Diluted earnings per share
As reported	$2.02
Pro forma	$1.95

See Note 13 for a summary of the Company’s assumptions used to estimate the grant date per share fair value of options in the above table.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2008, the Company operated in 11 states in the United States as well as in Mexico. For the years ended March 31, 2006, 2007 and 2008, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 61%, 62% and 62%, respectively, of the Company's total revenues.

Recently Issued Accounting Pronoucements

Convertible Debt Instruments

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments. FSP APB 14-1 is effective for the first fiscal period beginning after December 15, 2008 and must be applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented. We will be required to adopt FSP APB 14-1 in the first quarter of fiscal 2010 and are currently assessing the impact on our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), was issued. It clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company adopted in the first quarter of fiscal 2008, as discussed in footnote 11 to the Consolidated Financial Statements.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of this Interpretation had no material impact on the Company’s Consolidated Financial Statements.

(2)	Accumulated Other Comprehensive Loss

The Company applies the provision of FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive loss as of March 31, 2008, 2007 and 2006:

	2008	2007	2006

Balance at beginning of year	$(47,826)	$(50,092)	-
Unrealized gain (loss) from foreign exchange translation adjustment	217,329	2,266	(50,092)
Total accumulated other comprehensive loss	$169,503	$(47,826)	(50,092)

(3)	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2008, 2007, and 2006:

	March 31,
	2008	2007	2006

Balance at the beginning of the year	$27,840,239	22,717,192	20,672,740
Provision for loan losses	67,541,805	51,925,080	46,025,912
Loan losses	(68,985,269)	(53,979,375)	(49,267,992)
Recoveries	6,989,297	6,227,742	4,849,244
Allowance on acquired loans	140,075	949,600	437,288
Balance at the end of the year	$33,526,147	27,840,239	22,717,192

The Company follows Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. Management believes that a loan has shown deterioration if it is over 60 days delinquent. The Company believes that loans acquired have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent. Loans acquired that are more than 60 days past due are included in the scope of SOP 03-3 and, therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the years ended March 31, 2008, 2007 and 2006, the Company recorded adjustments of approximately $0.1 million, $0.9 million and $0.4 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans that do not meet the scope of SOP 03-3 (also see Note 1).

(4)	Property and Equipment

Property and equipment consist of:
	March 31,
	2008	2007

Land	$250,443	250,443
Buildings and leasehold improvements	9,584,129	6,633,095
Furniture and equipment	27,971,656	24,105,006
	37,806,228	30,988,544
Less accumulated depreciation and amortization	(19,152,218)	(16,678,086)
Total	$18,654,010	14,310,458

Depreciation expense was $3,760,000, $3,058,000 and $2,372,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

(5)	Intangible Assets

Intangible assets, net of accumulated amortization, consist of:
	March 31,
	2008	2007

Cost of acquiring existing customers	$9,547,348	10,417,848
Value assigned to non-compete agreements	449,979	642,291
Total	$9,997,327	11,060,139

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2.3 million for 2009; $2.0 million for 2010, $1.6 million for 2011; $1.3 million for 2012; $1.0 million for 2013; and an aggregate of $1.8 million for the years thereafter.

(6)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2008 and 2007:
	March 31,
	2008	2007

Balance at beginning of year	$5,039,630	4,715,110
Goodwill acquired during the year	313,045	359,658
Goodwill impaired during the year	-	(35,138)
Balance at March 31, 2008	$5,352,675	5,039,630

In August 2006 and January 2007, the Company closed its San Antonio, Texas and Tallassee, Alabama branches, respectively, at which time the goodwill associated with these branches was determined to be impaired and was subsequently written off.

The Company performed an annual impairment test as of March 31, 2008, and determined that none of the recorded goodwill was impaired.

(7)	Notes Payable

The Company's notes payable consist of:

Senior Notes Payable

$187,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $187 million, with $104.5 million outstanding at March 31, 2008, subject to a borrowing base formula. An additional $30 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.80%. At March 31, 2008, the Company’s interest rate was 5.25% and the unused amount available under the revolver was $82.5 million, excluding the $30 million dollar seasonal line which expires each March 31. The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on September 30, 2009.

A member of the Company’s Board of Directors served as a Director of The South Financial Group, which is the parent of Carolina First Bank. As of March 31, 2008, Carolina First Bank had committed to fund up to $25.9 million under the credit facility, including $3.6 million for the seasonal line.

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

The Amendment permitted the Company to incur up to $110,000,000 in aggregate principal amount of indebtedness under the Convertible Notes (as defined in the Convertible Senior Notes section below) on the terms, including subordination terms, set forth in the offering memorandum for the Convertible Notes dated as of October 3, 2006, (and as also described in the Company’s registration statement on Form S-3 filed December 18, 2006 (SEC File No. 333-139445)) and confirmed that the Notes constitute subordinated indebtedness as defined in the Credit Agreement. In addition, the Amendment modified the consolidated net worth and fixed charge coverage ratio financial covenants in the Credit Agreement and adjusted an indebtedness negative covenant in the Credit Agreement that, as amended, prohibits the incurrence of (i) senior debt as defined in the Credit Agreement, on a consolidated basis that exceeds 375% of the sum of consolidated adjusted net worth and the aggregate unpaid principal amount of subordinated debt, and (ii) subordinated debt that exceeds 150% of consolidated adjusted net worth.

The Amendment eliminated the restricted payments negative covenant in the Credit Agreement and replaced it with a covenant (i) requiring all obligations under the Credit Agreement to constitute senior debt under any agreement covering subordinated debt (and all such obligations to constitute designated senior debt under the indenture for the Convertible Notes), (ii) restricting amendments to subordinated debt (other than amendments with respect to interest rates, deferral of repayments or other matters not adverse to the senior lenders), and (iii) restricting voluntary prepayments and redemptions and cash payments upon conversion of any subordinated debt except for any such payments that on a pro forma basis do not create a default or event of default as defined in the Credit Agreement.

The Amendment also permitted the convertible note hedge and warrant transactions, described in the Convertible Senior Notes section below, and provided that a default by the Company under such convertible note hedge and warrant transactions will also constitute an event of default under the Credit Agreement.

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

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends. At March 31, 2008, $22.4 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock. In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries. The Company was in compliance with the various debt covenants for all periods presented.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2008, are as follows: 2009, $200,000; 2010, $104,700,000; 2011, $0; 2012, $110,000,000; and none thereafter.

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

At March 31, 2008, the Company recorded a liability related to the interest rate swap of $1.7 million, which represented the fair value of the interest rate swap at that date. The corresponding unrealized loss of $1.8 million was recorded as a reduction to other income for the year ended March 31, 2008. During the year ended March 31, 2008, interest expense was decreased by approximately $39,000, as a result of net disbursements under the terms of the interest rate swap.

On May 9, 2007, the Company entered into a $3 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $3 million U.S. dollars at a rate of 11.18 Mexican pesos on May 9, 2008. The fair value of the option at March 31, 2008 was immaterial.

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

The Company maintains non-file insurance coverage with an unaffiliated insurance company. The following is a summary of the non-file insurance activity for the years ended March 31, 2008, 2007 and 2006:

	2008	2007	2006

Insurance premiums written	$5,885,108	5,356,161	5,229,598
Recoveries on claims paid	$553,035	503,986	403,445
Claims paid	$5,987,181	5,451,094	4,948,136

(10)	Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building. The Company's leases typically have a lease term of three years and contain lessee renewal options. A majority of the leases provide that the lessee pays property taxes, insurance, and common area maintenance costs. It is expected that in the normal course of business, expiring leases will be renewed at the Company's option or replaced by other leases or acquisitions of other properties. All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2008, are as follows:

2009	11,305,444
2010	7,463,670
2011	3,473,112
2012	977,791
2013	271,969
Thereafter	-
Total future minimum lease payments	$23,491,956

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2008, 2007 and 2006, was $12,198,271, $9,555,103 and $7,730,647, respectively.

(11)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended March 31, 2008:
U.S. Federal	$33,113,415	(2,280,364)	30,833,051
State and local	4,149,913	(847,560)	3,302,353
Foreign	585,632	-	585,632
	$37,848,960	(3,127,924)	34,721,036
Year ended March 31, 2007:
U.S. Federal	$26,532,000	(1,256,000)	25,276,000
State and local	3,947,000	39,000	3,986,000
Foreign	45,000	(33,000)	12,000
	$30,524,000	(1,250,000)	29,274,000

Year ended March 31, 2006:
U.S. Federal	$14,475,000	6,059,000	20,534,000
State and local	1,813,000	733,000	2,546,000
	$16,288,000	6,792,000	23,080,000

Income tax expense was $34,721,036, $29,274,000 and $23,080,000, for the years ended March 31, 2008, 2007 and 2006, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2008	2007	2006

Expected income tax	$30,701,018	27,010,000	21,558,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,146,587	2,591,000	1,655,000
Change in valuation allowance	(335,361)	207,000	19,000
Insurance income exclusion	(117,834)	(167,000)	(75,000)
Proceeds from life insurance	-	-	(145,000)
Uncertain tax positions	1,408,734	-	-
Other, net	917,892	(367,000)	68,000
	$34,721,036	29,274,000	23,080,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$12,533,595	10,587,000
Unearned insurance commissions	7,794,408	6,549,000
Accounts payable and accrued expenses primarily related to employee benefits	4,223,506	2,565,000
Accrued interest receivable	2,450,352	2,277,000
Convertible notes	7,367,233	9,359,000
Unrealized losses	625,164	-
Other	172,944	857,000

Gross deferred tax assets	35,167,202	32,194,000
Less valuation allowance	(406,639)	(742,000)
Net deferred tax assets	34,760,563	31,452,000

Deferred tax liabilities:
Fair value adjustment for loans	(6,906,863)	(11,255,000)
Property and equipment	(1,926,228)	(1,031,000)
Intangible assets	(1,940,150)	(2,942,000)
Unrealized gains	-	(35,000)
Deferred net loan origination fees	(1,267,454)	(1,068,000)

Prepaid expenses	(585,802)	(614,000)

Gross deferred liabilities	(12,626,497)	(16,945,000)

Net deferred tax assets	$22,134,066	14,507,000

As of March 31, 2008, the deferred tax asset included $4,500,000 related to uncertain tax positions that were identified during the adoption of FIN 48.

The valuation allowance for deferred tax assets as of March 31, 2008 and 2007 was $406,639 and $742,000, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2008 and 2007 relates to state net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings. As of April 1, 2007 and March 31, 2008, the Company had $5,530,703 and $8,764,255 of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $800,000 and $2,208,734, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at April 1, 2007	5,174,703
Gross increases for tax positions of prior years	1,942,169
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of current year	981,151
Gross decreases for tax positions of current year	-
Settlements	(61,333)
Lapse of statute of limitations	(511,770)
Unrecognized tax benefits balance at March 31, 2008	7,524,920

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had $1,239,335 accrued for gross interest, of which $883,335 was a current period expense. The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. The federal income tax returns (2005, 2006 and 2007) are currently under examination by the taxing authorities. In addition, the income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006. The Company is in the very initial process of responding to the Jurisdiction. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.3 million. At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest.

(12)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the year ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$52,996,158	17,044,122	$3.11

Effect of Dilutive Securities
Options and restricted stock	-	330,624

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$52,996,158	17,374,746	$3.05

	For the year ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$47,896,380	18,018,370	$2.66

Effect of Dilutive Securities
Options and restricted stock	-	375,358

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$47,896,380	18,393,728	$2.60

	For the year ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$38,514,965	18,493,389	$2.08

Effect of Dilutive Securities
Options	-	604,698

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$38,514,965	19,098,087	$2.02

Options to purchase 183,030, 77,556 and 133,000 shares of common stock at various prices were outstanding during the years ended March 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares. The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

(13)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay. The Company's expense under this plan was $1,078,896, $948,519 and $619,433, for the years ended March 31, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The Company selects the key executives who participate in the SERP. The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. For the years ended March 31, 2008, 2007 and 2006, contributions of $836,977, $474,865 and $454,165, respectively were charged to operations related to the SERP. The unfunded liability was $4,000,000, $2,989,000 and $2,707,000, as of March 31, 2008, 2007 and 2006, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions; an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan. As of March 31, 2008 and 2007, the balance outstanding was $101,123 and $217,480, respectively, under this plan.

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At March 31, 2008, there were 234,123 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2008, 2007 and 2006 was $14.41, $26.44 and $14.93 per share, respectively. The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2008	2007	2006

Dividend yield	0%	0%	0%
Expected volatility	43.0%	43.4%	48.2%
Average risk-free interest rate	4.00%	4.69%	4.70%
Expected life	6.9 years	7.5 years	7.5 years
Vesting period	5 years	5 years	1 to 5 years

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

Option activity for the year ended March 31, 2008, was as follows:

	2008
	Weighted		Weighted
	Average		Average	Aggregate
	Exercise		Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Options outstanding, beginning of year	1,139,949	23.41
Granted	286,250	28.55
Exercised	(116,282)	13.88
Forfeited	(35,700)	$27.19
Options outstanding, end of year	1,274,217	$25.33	6.98	$11,929,017
Options exercisable, end of year	556,667	$17.07	5.00	$8,939,454

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of March 31, 2008. This amount will change as the market price per share changes. The total intrinsic value of options exercised during the periods ended March 31, 2008, 2007 and 2006 were as follows:

2008	2007	2006

$ 2,503,399	$8,078,143	$3,348,020

As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.2 million which is expected to be recognized over a weighted-average period of approximately 3.1 years.

The following table summarizes information regarding stock options outstanding at March 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 4.90 - $5.99	134,517	1.33	$5.28	134,517	$5.28
$ 6.00 - $ 7.99	18,500	3.00	$6.75	18,500	$6.75
$ 8.00 - $ 9.99	94,300	3.97	$8.46	87,800	$8.43
$11.00 - $11.99	31,500	5.13	$11.44	31,500	$11.44
$15.00 - $16.99	95,900	5.70	$16.27	70,100	$16.16
$23.00 - $23.99	97,900	6.58	$23.53	44,900	$23.53
$25.00 - $25.99	193,700	7.87	$25.07	86,300	$25.09
$28.00 - $28.99	390,850	9.05	$28.22	40,800	$28.29
$43.00 - $43.99	7,000	9.15	$43.00	-	$43.00
$46.00 - $49.00	210,050	8.62	$48.73	42,250	$48.74
$ 4.90 - $49.00	1,274,217	6.98	$25.33	556,667	$17.07

Restricted Stock

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $1.6 million and $1.1 million of compensation expense for the years ended March 31, 2008 and 2007, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations. All shares are expected to vest.

As of March 31, 2008, there was approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of March 31, 2008, and changes during the year ended March 31, 2008, are presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2007	29,442	43.87
Granted during the period	51,950	32.36
Vested during the period, net	(23,323)	40.83
Cancelled during the period	(6,969)	29.92
Outstanding at March 31, 2008	51,100	$35.46

Total share-based compensation included as a component of net income during the years ended March 31, were as follows:

	2008	2007
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,937,925	3,399,763
Share-based compensation related to restricted stock units	1,556,902	1,088,387

Total share-based compensation related to equity classified awards
	$5,494,827	4,488,150

(14)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2008	2007	2006
	($ in thousands)

Number of offices purchased	25	86	25
Merged into existing offices	12	50	22

Purchase Price	$4,977	18,394	9,163
Tangible assets:
Net loans	3,086	16,131	6,742
Furniture, fixtures & equipment	128	139	58
Other	7	-	-
	3,221	16,270	6,800

Excess of purchase prices over carrying value of net tangible assets	$1,756	2,124	2,363

Customer lists	1,327	1,696	2,063
Non-compete agreements	116	68	97
Goodwill	313	360	203

Total intangible assets	$1,756	2,124	2,363

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

The results of this acquisition have been included in the Company’s Consolidated Financial Statements since the acquisition date. The pro forma impact of this purchase as though it had been acquired at the beginning of the periods presented would not have a material effect on the results of the operations as reported.

Other Acquisitions

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the nine months ended March 31, 2008, 13 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the nine months ended March 31, 2008, twelve acquisitions were recorded as asset acquisitions.

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

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)

Total revenues	$76,389	80,198	88,043	101,417	63,837	67,208	74,103	87,170

Provision for loan losses	14,217	18,416	23,224	11,685	11,167	13,813	18,365	8,580
General and administrative expenses	42,191	41,930	47,470	47,628	34,847	35,289	41,460	42,031
Interest expense	2,336	2,932	3,338	2,963	1,901	2,270	2,823	2,602
Income tax expense	6,795	6,454	6,723	14,749	5,935	5,975	4,444	12,920
Net income	$10,850	10,466	7,288	24,392	9,987	9,861	7,011	21,037
Earnings per share:
Basic	$.62	.61	.43	1.46	.54	.53	.40	1.20
Diluted	$.61	.60	.43	1.44	.53	.52	.39	1.17

(16)	Litigation

At March 31, 2008, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2008. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2008 was effective.

Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

/s/ A. A. McLean III	/s/ Kelly M. Malson
A. A. McLean III	Kelly M. Malson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective April 1, 2007 and Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, South Carolina
May 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation

We have audited World Acceptance Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated May 30, 2008 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
May 30, 2008

Item9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal control over Financial Reporting

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. Management’s report on internal control over financial reporting can be found on page 52 of this Annual Report on Form 10-K.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report can be found on page 54 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information contained under the caption “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance matters – Director Nominations” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Executive Compensation – “Equity Plan Compensation Information,” "Ownership of Shares by Certain Beneficial Owners" and "Ownership of Common Stock of Management" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained under the caption “Election of Directors,” “Corporate Governance Matters – Director Independence”, and “Related Party Transaction” is incorporated herein in response to this Item 13.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2008 and 2007

Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the
	Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended
	and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended
	And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit
	Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit
	Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as
	amended through July 20, 2005	4.6	9-30-05 10-Q

4.9	Fourth Amendment to Subsidiary Amended and Restated
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.10	Fourth Amendment to Amended and Restated Security
	Agreement, Pledge and Indenture of Trust, (i.e. Company
	Security Agreement)	4.10	9-30-04 10-Q

4.11	Fifth Amendment to Amended and Restated Security Agreement,
	Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company
	and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

10.1+	Employment Agreement of A. Alexander McLean, III, effective
	May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of
	May 21, 2007	10.4	2007 10-K

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.3+	Employment Agreement of Kelly M. Malson, effective as of
	August 27, 2007	99.1	8-29-07 8-K

10.4+	Securityholders' Agreement, dated as of September 19, 1991,
	between the Company and certain of its securityholders	10.5	33-42879

10.5+	Supplemental Income Plan	10.7	2000 10-K

10.6+	Second Amendment to the Company’s Supplemental
	Income Plan	10.15	12-31-07 10-Q

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8	Second Amendment to the Company’s Board of Directors
	Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	First Amendment to the Company’s 1992 and 1994
	Stock Option Plans	10.10	12-31-07 10-Q

10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting

10.13+	First Amendment to the Company’s 2002 Stock
	Option Plan	10.11	12-31-07 10-Q

10.14+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2005
			Annual Meeting

10.15+	First Amendment to the Company’s 2005 Stock Option Plan	10.12	12-31-07 10-Q

10.16+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.17+	The Company’s Retirement Savings Plan	4.1	333-14399

10.18+	Executive Deferral Plan	10.12	2001 10-K

10.19+	Second Amendment to the Company’s Executive Deferral Plan	10.14	12-31-07 10-Q

10.20+	First Amended and Restated Board of Directors 2005 Deferred
	Compensation Plan	10.16	12-31-07 10-Q

10.21+	First Amended and Restated 2005 Executive Deferral Plan	10.17	12-31-07 10-Q

Filed Herewith (*),
Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.22+	Second Amended and Restated World Acceptance Corporation
	2005 Supplemental Income Plan	10.18	12-31-07 10-Q

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	*

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+ Management Contract or other compensatory plan required to be filed under Item 14(c) of this report and Item 601 of Regulation 5-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
Date: May 30, 2008

By:	/s/ Kelly M. Malson
Kelly M. Malson
Vice President and Chief Financial Officer
Date: May 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and	Ken R. Bramlett Jr., Director
Chief Executive Officer (Principal Executive Officer)

Date; May 30, 2008	Date: May 30, 2008

/s/ Kelly M. Malson	/s/ James R. Gilreath
Kelly M. Malson, Vice President and Chief Financial	James R. Gilreath, Director
Officer (Principal Financial and Accounting Officer)

Date: May 30, 2008	Date: May 30, 2008

/s/ William S. Hummers	/s/ Charles D. Way
William S. Hummers, III, Director	Charles D. Way, Director

Date: May 30, 2008	Date: May 30, 2008

/s/ Mark C. Roland	/s/ Darrell Whitaker
Mark C. Roland, President and COO; Director	Darrell Whitaker, Director

Date: May 30, 2008	Date: May 30, 2008