Form 10-K/A
period 2008-03-31
WORLD ACCEPTANCE CORP
filed 2008-06-11
CIK 108385

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

WORLD ACCEPTANCE CORPORATION
Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, initially filed with the Securities Exchange Commission (the “SEC”) on May 30, 2008, (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on June 2, 2008, amends and restates Part II, Item 5 of the Original Filing to correct certain information regarding the number of record holders of the Company’s common stock. This Amendment No. 2 also amends and restates the exhibit list and certain exhibits as specified herein. Except as expressly set forth in Amendment No. 1 and this Amendment No. 2, the Original Filing has not been amended, updated or otherwise modified.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD. As of May 23, 2008, there were 81 holders of record of Common Stock. The Company also believes there are a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.7	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.8	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.9	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.10	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, (i.e. Company Security Agreement)	4.10	9-30-04 10-Q

Exhibit Number	Description	Filed Herewith (*), Previously filed (+), or or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

4.11	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.12	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.13	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of May 21, 2007	10.4	2007 10-K

10.3+	Employment Agreement of Kelly M. Malson, effective as of August 27, 2007	99.1	8-29-07 8-K

10.4+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.5+	Supplemental Income Plan	10.7	2000 10-K

10.6+	Second Amendment to the Company’s Supplemental Income Plan	10.15	12-31-07 10-Q

10.7+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.8	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.9+	1992 Stock Option Plan of the Company	4	33-52166

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	First Amendment to the Company’s 1992 and 1994 Stock Option Plans	10.10	12-31-07 10-Q

10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.13+	First Amendment to the Company’s 2002 Stock Option Plan	10.11	12-31-07 10-Q

Exhibit Number	Description	Filed Herewith (*), Previously filed (+), or or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report

10.14+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.15+	First Amendment to the Company’s 2005 Stock Option Plan	10.12	12-31-07 10-Q

10.16+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.17+	The Company’s Retirement Savings Plan	4.1	333-14399

10.18+	Executive Deferral Plan	10.12	2001 10-K

10.19+	Second Amendment to the Company’s Executive Deferral Plan	10.14	12-31-07 10-Q

10.20+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan	10.16	12-31-07 10-Q

10.21+	First Amended and Restated 2005 Executive Deferral Plan	10.17	12-31-07 10-Q

10.22+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan	10.18	12-31-07 10-Q

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	21	3-31-08 10-K

23	Consent of KPMG LLP	23	3-31-08 10-K/A, Amendment No. 1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2	*

32.1	Section 1350 Certification of Chief Executive Officer	32.1	3-31-08 10-K

32.2	Section 1350 Certification of Chief Financial Officer	32.2	3-31-08 10-K

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
Kelly M. Malson
Chief Financial Officer Date: June 12, 2008