Form 10-Q
period 2008-06-30
WORLD ACCEPTANCE CORP
filed 2008-08-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of August 5, 2008 was 16,364,043.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unudited)

	June 30,	March 31,
	2008	2008
ASSETS

Cash and cash equivalents	$8,098,525	7,589,575
Gross loans receivable	632,715,266	599,508,969
Less:
Unearned interest and fees	(165,208,801)	(154,418,105)
Allowance for loan losses	(35,288,061)	(33,526,147)
Loans receivable, net	432,218,404	411,564,717
Property and equipment, net	20,100,045	18,654,010
Deferred tax benefit	18,047,487	22,134,066
Other assets, net	10,538,303	10,818,057
Goodwill	5,379,008	5,352,675
Intangible assets, net	10,275,201	9,997,327
Total assets	$504,656,973	486,110,427

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	116,900,000	104,500,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	200,000	400,000
Income taxes payable	11,661,721	18,039,242
Accounts payable and accrued expenses	15,960,797	18,865,913
Total liabilities	254,722,518	251,805,155

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,360,543 and 16,278,684 shares at June 30, 2008 and March 31, 2008, respectively	-	-
Additional paid-in capital	4,439,016	1,323,001
Retained earnings	244,864,508	232,812,768
Accumulated other comprehensive income	630,931	169,503
Total shareholders' equity	249,934,455	234,305,272
Commitments and contingencies
	$504,656,973	486,110,427

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2008	2007

Revenues:
Interest and fee income	$76,349,486	65,389,322
Insurance and other income	12,071,545	10,999,774
Total revenues	88,421,031	76,389,096

Expenses:
Provision for loan losses	17,856,913	14,216,510
General and administrative expenses:
Personnel	33,315,775	28,856,263
Occupancy and equipment	6,053,650	4,933,090
Data processing	589,447	549,805
Advertising	2,709,965	2,451,389
Amortization of intangible assets	600,347	614,687
Other	5,520,671	4,784,836
	48,789,855	42,190,070

Interest expense	2,480,161	2,336,387
Total expenses	69,126,929	58,742,967

Income before income taxes	19,294,102	17,646,129

Income taxes	7,242,362	6,795,121

Net income	$12,051,740	10,851,008

Net income per common share:
Basic	$0.74	0.62
Diluted	$0.73	0.61

Weighted average common equivalent shares outstanding:
Basic	16,270,939	17,510,229
Diluted	16,573,100	17,916,288

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss),	Equity	Income
Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

Proceeds from exercise of stock options (70,183 shares), including tax benefits of $520,763	1,668,695	-	-	1,668,695
Issuance of restricted common stock under stock option plan (12,000 shares)	497,175	-	-	497,175
Stock option expense	950,145	-	-	950,145
Other comprehensive income	-	-	461,428	461,428	461,428
Net income	-	12,051,740	-	12,051,740	12,051,740
Total comprehensive income	-	-	-	-	12,513,168
Balances at June 30, 2008	$4,439,016	244,864,508	630,931	249,934,455

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,051,740	10,851,008
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	600,347	614,687
Amortization of loan costs and discounts	190,816	190,816
Provision for loan losses	17,856,913	14,216,510
Depreciation	1,053,303	841,573
Deferred tax expense (benefit)	4,086,579	(303,627)
Compensation related to stock option and restricted stock plans	1,447,320	1,350,035
Unrealized gains on interest rate swap	(830,884)	(388,460)
Change in accounts:
Other assets, net	550,816	(197,473)
Income taxes payable	(6,377,521)	(3,982,585)
Accounts payable and accrued expenses	(2,074,232)	(2,681,661)
Net cash provided by operating activities	28,555,197	20,510,823

Cash flows from investing activities:
Increase in loans receivable, net	(32,158,828)	(35,886,826)
Assets acquired from office acquisitions, primarily loans	(6,380,722)	(1,828,907)
Increase in intangible assets from acquisitions	(904,554)	(1,340,306)
Purchases of property and equipment, net	(2,470,838)	(1,984,927)
Net cash used in investing activities	(41,914,942)	(41,040,966)
Cash flows from financing activities:
Net change in bank overdraft	-	(125,911)
Proceeds of senior revolving notes payable, net	12,400,000	21,950,000
Repayment of other notes payable	(200,000)	(200,000)
Proceeds from exercise of stock options	1,147,932	377,254
Excess tax benefit from exercise of stock options	520,763	137,051

Net cash provided by financing activities	13,868,695	22,138,394
Increase in cash and cash equivalents	508,950	1,608,251
Cash and cash equivalents at beginning of period	7,589,575	5,779,032
Cash and cash equivalents at end of period	$8,098,525	7,387,283

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2008, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2008, and the results of operations and cash flows for the periods ended June 30, 2008 and 2007, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2008 to conform with fiscal 2009 presentation. These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

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

These consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the fiscal year ended March 31, 2008, included in the Company's 2008 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board ("FASB") has previously concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and the Company’s management is still evaluating the impact on the Company’s Condensed Consolidated Financial Statements.

Our financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities.  These levels are:

o	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

o
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the three months ended June 30, 2008:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$(839,734)	$-	$(839,734)	$-

There have been no other material changes to the Company’s significant accounting policies and estimates from the information provided in Note 1 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended March 31, 2008.

NOTE 3 – COMPREHENSIVE INCOME

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive income (loss) as of June 30:

	2008	2007
Balance at beginning of year	$169,503	$(47,826)
Unrealized gain from foreign exchange translation adjustment	$461,428	$55,041
Total accumulated other comprehensive income	$630,931	$7,215

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2008	2007

Balance at beginning of period	$33,526,147	27,840,239

Provision for loan losses	17,856,913	14,216,510
Loan losses	(18,173,143)	(13,982,867)
Recoveries	1,748,113	1,560,803
Allowance on acquired loans	330,031	47,596
Balance at end of period	$35,288,061	29,682,281

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

For the quarters ended June 30, 2008 and 2007, the Company recorded adjustments of approximately $330,000 and $48,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2008	2007

Basic:
Average common shares outstanding (denominator)	16,270,939	17,510,229

Diluted:
Average common shares outstanding	16,270,939	17,510,229
Dilutive potential common shares	302,161	406,059
Average diluted shares outstanding (denominator)	16,573,100	17,916,288

Options to purchase 38,639 and 74,841 shares of common stock at various prices were outstanding during the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options are antidilutive. The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 5,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At June 30, 2008, there were 222,123 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS” 123-R), using the modified prospective transition method, and did not retroactively adjust results from prior periods. Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123. The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

There were no option grants during the quarter ended June 30, 2008. The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2007 was $22.35. This fair value was estimated at grant date using the weighted-average assumptions listed below.

Three months ended June 30,
2007

Dividend yield	0%
Expected volatility	42.90%
Average risk-free interest rate	4.78%
Expected life	6.89 years
Vesting period	5 years

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

Option activity for the three months ended June 30, 2008 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,274,217	$25.33
Granted	-	-
Exercised	(70,183)	16.36
Forfeited	(500)	6.69
Options outstanding, end of period	1,203,534	$25.86	6.84	$12,624,443
Options exercisable, end of period	490,984	$17.10	4.72	$8,770,425

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of June 30, 2008. This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the period ended June 30, 2008 and 2007 was as follows:

	2008	2007
Three months ended	$1,705,060	474,016

As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $5.3 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock

On May 19, 2008 the Company granted 12,000 shares of restricted stock (which are equity classified) with a grant date fair value of $43.67 per share to directors and a certain officer. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

On November 28, 2007, the Company granted 20,800 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to certain executive officers. One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of grant. On that same date, the Company granted an additional 15,150 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to the same executive officers. The 15,150 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized $511,324 and $426,620, respectively, of compensation expense for the quarters ended June 30, 2008 and 2007 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations. All shares are expected to vest.

As of June 30, 2008, there was approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of June 30, 2008, and changes during the quarter ended June 30, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2008	51,100	35.46
Granted during the period	12,000	43.67
Vested during the period	(9,676)	43.36
Cancelled during the period	(324)	43.67
Outstanding at June 30, 2008	53,100	$35.83

Total share-based compensation included as a component of net income during the quarters ended June 30, 2008 and 2007 was as follows:

	Three months ended
	June 30,
	2008	2007
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$950,145	$923,415
Share-based compensation related to restricted stock units	511,324	426,620

Total share-based compensation related to equity classified awards	$1,461,469	$1,350,035

NOTE 7 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2008 and 2007:

	2008	2007

Number of offices purchased	11	16
Merged into existing offices	4	4

Purchase Price	$7,285,276	$3,169,213
Tangible assets:
Net loans	6,351,772	1,699,093
Furniture, fixtures & equipment	28,500	123,000
Other	450	6,814

Excess of purchase prices over carrying value of net tangible assets	$904,554	$1,340,306

Customer lists	837,221	959,354
Non-compete agreements	41,000	83,000
Goodwill	26,333	297,952

Total intangible assets	$904,554	$1,340,306

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the quarter ended June 30, 2008, seven acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the quarter ended June 30, 2008, four acquisitions were recorded as asset acquisitions.

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

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with SFAS 144. If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance. In most acquisitions, the original fair value of the customer list allocated to an office is less than $100,000 and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

On October 5, 2005, the Company entered into an interest rate swap with a notional amount of $30 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility. Under the terms of the interest rate swap, the Company pays a fixed rate of 4.755% on the $30 million notional amount and receives payments from a counterparty based on the 1 month LIBOR rate for a term ending October 5, 2010. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

At June 30, 2008, the Company recorded a liability related to the interest rate swap of approximately $840,000 and at June 30, 2007, the Company recorded an asset of approximately $481,000, which represented the fair value of the interest rate swap at that date. An unrealized gain of $830,884 and $388,460 was recorded as other income for the quarters ended June 30, 2008 and 2007. During the quarter ended June 30, 2008 interest expense was increased by approximately $156,000, as a result of new payments under the terms of the interest rate swap. In 2007 interest expense was decreased by approximately $43,000, as a result of net receipts under the terms of the interest rate swap.

On May 15, 2008, the Company entered into a $10 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar on May 15, 2009. The fair value of the option at June 30, 2008 was not significant.

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

NOTE 9 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings. As of June 30, 2008 and March 31, 2008, the Company had $4,414,887 and $8,764,255 of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $2,175,123 and $2,208,734, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The decrease in the total gross unrecognized tax benefit including interest during the quarter ending June 30, 2008 is primarily attributable to the revaluation of a prior period uncertain tax position which resulted in a decrease of $4,083,782 to the gross liability; additionally, the interest benefit accrued at the quarter comprises the remaining portion of the change in the unrecognized tax benefit.

The Company is subject to U.S and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The federal income tax returns (2005, 2006, and 2007) are currently under examination by the taxing authorities. In addition, the income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. The Company is in the very initial process of responding to the Jurisdiction. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.3 million. At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge. Until the tax issue is resolved the Company expects to accrue approximately $50,000 per quarter for interest.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company had approximately $973,749 accrued for interest and penalties, of which $265,586 was a current period benefit. The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

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

	Three months
	ended June 30,
	2008	2007
	(Dollars in thousands)
Average gross loans receivable(1)	$614,196	525,881
Average loans receivable(2)	454,312	390,549

Expenses as a % of total revenue:
Provision for loan losses	20.2%	18.6%
General and administrative	55.2%	55.2%
Total interest expense	2.8%	3.1%
Operating margin(3)	24.6%	26.2%

Return on average assets (annualized)	9.7%	10.2%
Offices opened or acquired, net	34	50
Total offices (at period end)	872	782

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2008, Versus
Three Months Ended June 30, 2007

Net income increased to $12.1 million for the three months ended June 30, 2008, or 11.1%, from the three month period ended June 30, 2007. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $1.8 million, or 9.0%, and was offset partially by an increase in interest expense and an increase in income taxes.

Total revenues rose to $88.4 million during the quarter ended June 30, 2008, a 15.8% increase over the $76.4 million for the corresponding quarter of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 730 offices open throughout both quarterly periods increased by approximately 10.1%. At June 30, 2008, the Company had 872 offices in operation, an increase of 34 offices from March 31, 2008.

Interest and fee income for the quarter ended June 30, 2008 increased by $11.0 million, or 16.8%, over the same period of the prior year. This increase resulted from an $88.3 million increase, or 16.8%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.1 million, or 9.7%, between the two quarterly periods. Insurance commissions increased by $731,000, or 10.6%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $341,000, or 8.3%, over the two corresponding quarters primarily due to an increase in unrealized gain on the fair value of the interest rate swap.

The provision for loan losses during the quarter ended June 30, 2008 increased by $3.6 million, or 25.6%, from the same quarter last year. Delinquencies and charge-offs continued to increase during the first quarter as a result of the ongoing economic environment. Accounts that were 61 days or more past due increased from 2.6% to 2.9% on a recency basis and from 3.7% to 4.0% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans increased from 12.7% (annualized) during the prior year first quarter to 14.5% (annualized) during the most recent quarter. The 14.5% is the highest charge-off ratio that the Company has ever experienced during a first fiscal quarter. Previous high charge-off ratios for the first fiscal quarter were 13.9% in June 2005, 13.4% in June 2003 and 13.5% in June 2002. While the Company’s management hoped to see this rising trend in charge-offs begin to level off during the current quarter, the 14.5% is not far out of line with the Company’s expectations given the current economic environment. Additionally, the Company’s management does not believe that the Company will see reduced ratios for several more quarters.

General and administrative expenses for the quarter ended June 30, 2008 increased by $6.6 million, or 15.6% over the same quarter of fiscal 2008. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.8% when comparing the two periods. During the first quarter of fiscal 2009, the Company opened 28 branches compared to 38 branches in the first quarter of fiscal 2008. The total general and administrative expense as a percent of total revenues was 55.2% for the three months ended June 30, 2007 and the three months ended June 30, 2008.

Interest expense increased by approximately $144,000 when comparing the two corresponding quarterly periods as a result of increases in the average outstanding debt balance, offset in part by a decrease in the average interest rate.

The Company’s effective income tax rate decreased slightly to 37.5% for the quarter ended June 30, 2008 from 38.5% for the prior year quarter. This decrease related to the FIN 48 adjustment discussed in Note 9 of the consolidated financial statements.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2008.

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

Income Taxes

Management uses certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductible amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on April 1, 2007. Under FIN 48, the Company will include the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders. The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock. As the Company's gross loans receivable increased from $416.3 million at March 31, 2006 to $599.5 million at March 31, 2008, net cash provided by operating activities for fiscal years 2006, 2007 and 2008 was $98.0 million, $110.1 million and $136.0 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of August 1, 2008, the Company has $11.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.

The Company plans to open or acquire at least 70 branches in the United States and 25 branches in Mexico during fiscal 2009. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2008. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

  The Company acquired 7 offices and 4 loan portfolios from competitors in 3 states in 5 separate transactions during the first quarter of fiscal 2009. Gross loans receivable purchased in these transactions were approximately $7.1 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

  The Company has a $187.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $30.0 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. On August 4, 2008, the credit facility expiration date was amended to September 30, 2010. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum. At June 30, 2008, the interest rate on borrowings under the revolving credit facility was 5.0%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On June 30, 2008, $116.9 million was outstanding under this facility, and there was $70.1 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of June 30, 2008, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of June 30, 2008 relating to FIN 48 included unrecognized tax benefits of $4.4 million which are expected to be settled in greater than one year. While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

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

Disclosures about Derivative Instruments and Hedging Activities

On March 19, 2008, the FASB adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”) “Disclosure About Derivative Instruments and Hedging Activities,” which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008.

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

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, ”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets. FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an other note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $116.9 million at June 30, 2008. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at June 30, 2008, a change of 1% in the interest rates would cause a change in interest expense of approximately $871,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of June 30, 2008 the fair value of the interest rate swap was a liability of approximately $840,000 and is included in other liabilities. The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $831,000.

The Company has another note payable which has a balance of $200,000 at June 30, 2008, and carries an interest rate equal to LIBOR + 2.00%.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 5% of the Company’s total revenues for the quarter ended June 30, 2008 and net loans denominated in Mexican pesos were approximately $11.0 million (USD) at June 30, 2008.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 15, 2008, the Company economically hedged its foreign exchange risk by purchasing a $10 million foreign exchange currency option with a strike rate of 11.00 Mexican peso per US dollar. This option expires on May 15, 2009. Changes in the fair value of this option are recorded as a component of earnings since the Company does not intend to apply hedge accounting under SFAS 133.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated. At June 30, 2008, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements. The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2008. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008. During the first quarter of fiscal 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 9) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	*

4.9	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.10	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.11	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.12	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

4.13	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.14	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.15	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: August 5, 2008

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: August 5, 2008