Form 10-Q
period 2008-09-30
WORLD ACCEPTANCE CORP
filed 2008-11-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of outstanding shares of the issuer’s no par value common stock as of November 3, 2008 was 16,198,143

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2008 and March 31, 2008	3

	Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss) for the year ended March 31, 2008 and the six months ended September 30, 2008	5

	Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Submission of Matters of a Vote of Security Holders	22

Item 6.	Exhibits	23

Signatures		25

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008

ASSETS

Cash and cash equivalents	$8,070,083	7,589,575
Gross loans receivable	667,178,690	599,508,969
Less:
Unearned interest and fees	(175,250,949)	(154,418,105)
Allowance for loan losses	(38,120,647)	(33,526,147)
Loans receivable, net	453,807,094	411,564,717
Property and equipment, net	22,969,529	18,654,010
Deferred income taxes	18,387,390	22,134,066
Other assets, net	9,795,233	10,818,057
Goodwill	5,384,021	5,352,675
Intangible assets, net	9,927,166	9,997,327
Total assets	$528,340,516	486,110,427

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	146,700,000	104,500,000
Convertible senior subordinated notes payable	110,000,000	110,000,000
Other notes payable	-	400,000
Income taxes payable	238,987	18,039,242
Accounts payable and accrued expenses	16,406,308	18,865,913
Total liabilities	273,345,295	251,805,155

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,195,943 and 16,278,684 shares at September 30, 2008 and March 31, 2008, respectively	-	-
Additional paid-in capital	1,092,398	1,323,001
Retained earnings	254,303,634	232,812,768
Accumulated other comprehensive income (loss)	(400,811)	169,503
Total shareholders' equity	254,995,221	234,305,272
Commitments and contingencies	$528,340,516	486,110,427

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Interest and fee income	$80,053,547	69,706,221	156,403,033	135,095,543
Insurance and other income	11,667,020	10,492,052	23,738,565	21,491,826
Total revenues	91,720,567	80,198,273	180,141,598	156,587,369

Expenses:
Provision for loan losses	23,307,132	18,415,731	41,164,045	32,632,241
General and administrative expenses:
Personnel	31,199,851	27,891,092	64,515,626	56,747,355
Occupancy and equipment	6,477,994	5,367,967	12,531,644	10,301,057
Data processing	580,950	639,703	1,170,397	1,189,508
Advertising	2,531,623	2,278,500	5,241,588	4,729,889
Amortization of intangible assets	623,200	638,307	1,223,547	1,252,994
Other	6,965,683	5,115,966	12,486,354	9,900,802
	48,379,301	41,931,535	97,169,156	84,121,605

Interest expense	2,748,643	2,931,609	5,228,804	5,267,996
Total expenses	74,435,076	63,278,875	143,562,005	122,021,842

Income before income taxes	17,285,491	16,919,398	36,579,593	34,565,527

Income taxes	6,622,232	6,454,021	13,864,594	13,249,142

Net income	$10,663,259	10,465,377	22,714,999	21,316,385

Net income per common share:
Basic	$0.66	0.61	1.40	1.23
Diluted	$0.65	0.60	1.37	1.20

Weighted average common shares outstanding:
Basic	16,213,658	17,199,072	16,242,334	17,354,650
Diluted	16,492,710	17,523,369	16,534,674	17,727,936

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss),	Equity	Income

Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

Proceeds from exercise of stock options (88,283 shares), including tax benefits of $708,990	2,036,425	-	-	2,036,425
Common stock repurchase (182,700 shares)	(4,935,070)	(1,224,133)	-	(6,159,203)
Issuance of restricted common stock under stock option plan	775,837	-	-	775,837
Stock option expense	1,892,205	-	-	1,892,205
Other comprehensive income (loss)	-	-	(570,314)	(570,314)	(570,314)
Net income	-	22,714,999	-	22,714,999	22,714,999
Total comprehensive income (loss)	-	-	-	-	22,144,685
Balances at September 30, 2008	$1,092,398	254,303,634	(400,811)	254,995,221

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net income	$22,714,999	21,316,385

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,223,547	1,252,994
Amortization of loan costs and discounts	381,631	381,631
Provision for loan losses	41,164,045	32,632,241
Depreciation	2,198,658	1,712,033
Deferred income taxes	3,746,676	(640,510)
Compensation related to stock option and restricted stock plans	2,668,042	2,639,826
Unrealized (gains) losses on interest rate swap	(749,925)	607,781

Change in accounts:
Other assets, net	71,329	(58,459)
Income taxes payable	(17,800,255)	(11,460,440)
Accounts payable and accrued expenses	(1,709,680)	(4,002,437)
Net cash provided by operating activities	53,909,067	44,381,045

Cash flows from investing activities:
Increase in loans receivable, net	(75,558,979)	(70,924,054)
Assets acquired from office acquisitions, primarily loans	(7,883,393)	(2,036,162)
Increase in intangible assets from acquisitions	(1,184,732)	(1,393,050)
Purchases of property and equipment, net	(6,478,677)	(4,216,015)

Net cash used in investing activities	(91,105,781)	(78,569,281)

Cash flows from financing activities:
Net change in bank overdraft	-	457,337
Proceeds of senior revolving notes payable, net	42,200,000	54,400,000
Repurchases of common stock	(6,159,203)	(21,278,877)
Repayment of other notes payable	(400,000)	(200,000)
Proceeds from exercise of stock options	1,327,435	550,675
Excess tax benefit from exercise of stock options	708,990	343,548

Net cash provided by financing activities	37,677,222	34,272,683

Increase in cash and cash equivalents	480,508	84,447

Cash and cash equivalents at beginning of period	7,589,575	5,779,032

Cash and cash equivalents at end of period	$8,070,083	5,863,479

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Consolidated Financial Statements of the Company at September 30, 2008, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2008, and the results of operations and cash flows for the periods ended September 30, 2008 and 2007, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the six months ended September 30, 2008:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap	$920,693	$-	$920,693	$-
Foreign exchange option	$160,300	$-	$160,300	$-

There have been no other material changes to the Company’s significant accounting policies and estimates from the information provided in Note 1 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended March 31, 2008.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income.” The following summarizes accumulated other comprehensive income (loss) as of September 30:

	Three months		Six months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$630,931	7,215	169,503	(47,826)
Unrealized income (loss) from foreign exchange translation adjustment	(1,031,742)	(71,210)	(570,314)	(16,169)
Balance at end of period	$(400,811)	(63,995)	(400,811)	(63,995)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months		Six months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$35,288,061	29,682,281	33,526,147	27,840,236
Provision for loan losses	23,307,132	18,415,731	41,164,045	32,632,241
Loan losses	(22,115,145)	(17,373,269)	(40,288,288)	(31,356,137)
Recoveries	1,627,137	1,534,591	3,375,249	3,095,394
Translation adjustment	(73,599)	(3,090)	(44,715)	2,700
Allowance on acquired loans	87,061	12,470	388,209	54,280
Balance at end of period	$38,120,647	32,268,714	38,120,647	32,268,714

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

For the quarters ended September 30, 2008 and 2007, the Company recorded adjustments of approximately $87,000 and $12,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. These adjustments were approximately $388,000 and $54,000 for the six-months ended September 30, 2008 and 2007, respectively. These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Basic:
Weighted average common shares outstanding (denominator)	16,213,658	17,199,072	16,242,334	17,354,650

Diluted:
Weighted average common shares outstanding	16,213,658	17,199,072	16,242,334	17,354,650
Dilutive potential common shares	279,052	324,297	292,340	373,286
Weighted average diluted shares outstanding (denominator)	16,492,710	17,523,369	16,534,674	17,727,936

Options to purchase 40,801 and 106,451 shares of common stock at various prices were outstanding during the three months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options are antidilutive. The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees. Under these plans, 6,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option. At September 30, 2008, there were 1,222,123 shares available for grant under the plans.

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

There were no option grants during the quarter or six months ended September 30, 2008. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2007 was $22.35. This fair value was estimated at grant date using the weighted-average assumptions listed below.

Six months ended September 30,
2007

Dividend yield	-
Expected volatility	42.90%
Average risk-free interest rate	4.78%
Expected life	6.89 years
Vesting period	5 years

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

Option activity for the six months ended September 30, 2008 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,274,217	$25.33
Granted	-	-
Exercised	(88,283)	15.04
Forfeited	(13,884)	28.19
Options outstanding, end of period	1,172,050	$26.13	7.4	$14,404,725
Options exercisable, end of period	465,200	$17.42	5.3	$9,297,750

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options. The total intrinsic value of options exercised during the periods ended September 30, 2008 and 2007 were as follows:

	2008	2007
Three months ended	$529,773	571,300
Six months ended	$2,234,833	1,045,361

As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.4 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted Stock

On May 19, 2008 the Company granted 12,000 shares of restricted stock (which are equity classified) with a grant date fair value of $43.67 per share to independent directors and a certain officer. One-half of the restricted stock vested immediately and the other half will vest on the first anniversary of grant.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized approximately $279,000 and $790,000, respectively, of compensation expense for the quarter and six-months ended September 30, 2008 and recognized approximately $300,000 and $727,000, respectively of compensation expense for the quarter and six-months ended September 30, 2007 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations. All shares are expected to vest.

As of September 30, 2008, there was approximately $725,000 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of September 30, 2008, and changes during the six months ended September 30, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2008	50,533	35.41
Granted during the period	12,000	43.67
Vested during the period	(9,676)	43.36
Cancelled during the period	(324)	43.67
Outstanding at September 30, 2008	52,533	$35.83

Total share-based compensation included as a component of net income during the six months ended September 30, 2008 and 2007 was as follows:

	Three months ended		Six months ended
	2008	2007	2008	2007
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$942,060	989,787	$1,892,205	1,913,202
Share-based compensation related to restricted stock units	278,662	300,004	789,986	726,624

Total share-based compensation related to equity classified awards	$1,220,722	1,289,791	2,682,191	2,639,826

NOTE 7 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended September 30, 2008 and 2007:

	2008	2007

Number of offices purchased	18	17
Merged into existing offices	10	5

Purchase Price	$9,068,125	$3,429,239
Tangible assets:
Net loans	7,847,443	1,906,348
Furniture, fixtures & equipment	35,500	123,000
Other	450	6,841

Excess of purchase prices over carrying value of net tangible assets	$1,184,732	$1,393,050

Customer lists	1,084,386	1,016,715
Non-compete agreements	69,000	83,000
Goodwill	31,346	293,335

Total intangible assets	$1,184,732	$1,393,050

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases. All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location. The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists). The remainder is allocated to goodwill. During the six months ended September 30, 2008, eight acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded. The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. During the six months ended September 30, 2008, ten acquisitions were recorded as asset acquisitions.

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

At September 30, 2008 and 2007, the Company recorded a liability related to the interest rate swap of approximately $921,000 and $127,000, respectively, which represented the fair value of the interest rate swap at that date. An unrealized loss of $81,000 and $608,000 was recorded as other income for the quarters ended September 30, 2008 and 2007. During the quarter ended September 30, 2008 interest expense was increased by approximately $175,000, as a result of new payments under the terms of the interest rate swap. For the quarter ended September 30, 2007, interest expense was decreased by approximately $53,000, as a result of net receipts under the terms of the interest rate swap.

For the six-months ended September 30, 2008 an unrealized gain of $750,000 was recorded as other income. For the six months ended September 30, 2007, an unrealized loss of approximately $219,000 was recorded. Interest expense was increased by approximately $331,000 for the six-months ended September 30, 2008 and decreased approximately $96,000 for the six-months ended September 30, 2007 as a result of net disbursements under the terms of the interest rate swap.

On May 15, 2008, the Company entered into a $10 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso. Under the terms of the option contract, the Company can exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar on May 15, 2009. The fair value of the option at September 30, 2008 was approximately $160,000.

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

NOTE 9 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings. As of September 30, 2008 and March 31, 2008, the Company had $4,510,341 and $8,764,255 of total gross unrecognized tax benefits including interest, respectively. Of this total, approximately $2,234,801 and $2,208,734, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. The decrease in the total gross unrecognized tax benefit including interest during the six months ending September 30, 2008 is primarily attributable to the revaluation of a prior period uncertain tax position which resulted in a decrease of $4,083,782 to the gross liability; additionally, the interest benefit accrued at the quarter comprises the remaining portion of the change in the unrecognized tax benefit.

The Company is subject to U.S and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The federal income tax returns (2005, 2006, and 2007) are currently under examination by the taxing authorities. In addition, the income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. The Company is in the initial process of responding to the Jurisdiction. In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.3 million during fiscal 2008. At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge. Until the tax issues are resolved the Company expects to accrue approximately $95,000 per quarter for interest.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company had approximately $1.1 million accrued for interest and penalties, of which approximately $95,000 was recorded in the second quarter. The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date. However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months		Six months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Average gross loans receivable (1)	$653,671	560,689	634,097	543,034
Average net loans receivable (2)	482,130	414,590	468,318	402,465

Expenses as a % of total revenue:
Provision for loan losses	25.4%	23.0%	22.9%	20.8%
General and administrative	52.7%	52.3%	53.9%	53.7%
Total interest expense	3.0%	3.7%	2.9%	3.4%

Operating margin (3)	21.8%	24.8%	23.2%	25.4%

Return on average assets (annualized)	8.3%	9.3%	9.0%	9.7%

Offices opened or acquired, net	35	35	69	85

Total offices (at period end)	907	817	907	817

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2008, Versus
Three Months Ended September 30, 2007

Net income increased to $10.7 million for the three months ended September 30, 2008, or 1.9%, from the three month period ended September 30, 2007. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $0.2 million, or 0.9%.

Total revenues rose to $91.7 million during the quarter ended September 30, 2008, a 14.4% increase over the $80.2 million for the corresponding quarter of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 732 offices open throughout both quarterly periods increased by approximately 10.8%. At September 30, 2008, the Company had 907 offices in operation, an increase of 69 offices from March 31, 2008.

Interest and fee income for the quarter ended September 30, 2008 increased by $10.3 million, or 14.8%, over the same period of the prior year. This increase resulted from a $92.9 million increase, or 16.6%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.2 million, or 11.2%, between the two quarterly periods. Insurance commissions increased by $626,000, or 8.4%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $549,000, or 18.0%, over the two corresponding quarters primarily due to a decrease in the unrealized loss on the fair value of the interest rate swap.

The provision for loan losses during the quarter ended September 30, 2008 increased by $4.9 million, or 26.6%, from the same quarter last year. Delinquencies and charge-offs continued to increase during the second quarter as a result of the ongoing economic environment. Accounts that were 61 days or more past due increased from 2.9% to 3.3% on a recency basis and from 4.2% to 4.5% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans increased from 15.3% (annualized) during the prior year second quarter to 17.0% (annualized) during the most recent quarter. While the 17% is higher than historical averages, in prior years net charge-offs have been as high as 16% for the second quarter. Management did see a leveling out of the rising trend in charge-offs this quarter, as the 1.7 percentage point increase in net charge-offs since last year is similar to the 1.8 percentage point increase experienced in the first quarter of this year. The Company continues to monitor closely the loan portfolio in light of the softening economy and believes that the loss ratios are within acceptable ranges in light of current economic conditions. At this time, management does not expect to see the Company’s loss ratios improve for the remainder of the fiscal year.

General and administrative expenses for the quarter ended September 30, 2008 increased by $6.4 million, or 15.4% over the same quarter of fiscal 2008. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.8% when comparing the two periods. The total general and administrative expense as a percent of total revenues was 52.3% for the three months ended September 30, 2007 and was 52.7% for the three months ended September 30, 2008.

Interest expense decreased by approximately $183,000 when comparing the two corresponding quarterly periods as a result of a decrease in the average interest rate, offset by increases in the average outstanding debt balance.

The Company’s effective income tax rate increased slightly to 38.3% for the quarter ended September 30, 2008 from 38.1% for the prior year quarter.

Comparison of Six Months Ended September 30, 2008, Versus
Six Months Ended September 30, 2007

Net income increased to $22.7 million for the six months ended September 30, 2008, or 6.6%, from the six month period ended September 30, 2007. Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $2.0 million, or 5.0%, and was offset partially by an increase in income taxes.

Total revenues rose to $180.1 million during the six months ended September 30, 2008, a 15.0% increase over the $156.6 million for the corresponding six months of the previous year. This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods. Revenues from the 732 offices open throughout both quarterly periods increased by approximately 11.7%.

Interest and fee income for the six months ended September 30, 2008 increased by $21.3 million, or 15.5%, over the same period of the prior year. This increase resulted from a $91.1 million increase, or 16.8%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $2.2 million, or 10.5%, between the two six months period. Insurance commissions increased by $1.4 million, or 9.5%, during the most recent six months when compared to the prior year six months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan. Other income increased by approximately $900,000, or 12.4%, over the two corresponding six months primarily due to an increase in unrealized gain on the fair value of the interest rate swap.

The provision for loan losses during the six months ended September 30, 2008 increased by $8.5 million, or 26.1%, from the same six months last year. Delinquencies and charge-offs continued to increase during the first six months as a result of the ongoing economic environment. Net charge-offs as a percentage of average net loans increased from 14.0% (annualized) during the prior year first six months to 15.8% (annualized) during the most recent six months.

General and administrative expenses for the six months ended September 30, 2008 increased by $13.1 million, or 15.5% over the same six months of fiscal 2008. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.3% when comparing the two periods. The total general and administrative expense as a percent of total revenues was 53.7% for the six months ended September 30, 2007 and 53.9% the six months ended September 30, 2008.

Interest expense decreased by approximately $40,000 when comparing the two corresponding six month periods as a result of increases in the average outstanding debt balance, offset by a decrease in the average interest rate.

The Company’s effective income tax rate decreased to 37.9% for the six months ended September 30, 2008 compared to 38.3% for the first six months of the prior year. This decrease related to the FIN 48 adjustment discussed in Note 9 of the Consolidated Financial Statements.

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

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on April 1, 2007. Under FIN 48, the Company includes the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.   Although the Company historically has not repurchased shares  during our loan growth season between October and December, management continues to analyze during this season, as it does at any other given time, whether stock repurchases are then advisable in light of our existing cash position, stock price, and available opportunities.  Based on these considerations, the Company may repurchase stock  during this season or at any other time.  As of November 3, 2008, the Company has $4.8 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations. In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company plans to open or acquire at least 70 branches in the United States and 25 branches in Mexico during fiscal 2009. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2008. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired eight offices and ten loan portfolios from competitors in 7 states in 11 separate transactions during the first six months of fiscal 2009. Gross loans receivable purchased in these transactions were approximately $9.1 million in the aggregate at the dates of purchase. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $187.0 million base credit facility with a syndicate of banks. In addition to the base revolving credit commitment, there is a $30.0 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period. On August 4, 2008, the credit facility expiration date was amended to September 30, 2010. Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum. At September 30, 2008, the interest rate on borrowings under the revolving credit facility was 4.8%. The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility. Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable. On September 30, 2008, $146.7 million was outstanding under this facility, and there was $40.3 million of unused borrowing availability under the borrowing base limitations. Based on management’s assessment of the relative condition and strength of the syndicate of banks providing funds under its credit facility, the Company does not currently believe that the recent turmoil in the credit markets will affect its access to funding to the extent permitted by the credit facility.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements. The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries. The Company believes that it was in compliance with these agreements as of September 30, 2008, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of September 30, 2008 relating to FIN 48 included unrecognized tax benefits of $4.5 million which are expected to be settled in greater than one year. While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that). Management is not currently aware of any trends, demands, commitments, events or uncertainties related to the Company’s operations that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility. The Company has successfully obtained such increases in the past and anticipates that it will be able to obtain such increases or secure other sources of financing in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. In addition, there can be no assurance as to the cost of the additional funding, if additional funds were requested.

Inflation

The Company does not believe that inflation has a material adverse effect on its financial condition or results of operations. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. While increases in operating costs would adversely affect the Company's operations, the consumer lending laws of two of the eleven states in which the Company currently operates allow indexing of maximum loan amounts to the Consumer Price Index and nine are unregulated regarding the loan size. These provisions will allow the Company to make larger loans at existing interest rates, which could partially offset the effect of inflationary increases in operating costs.

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

Disclosures about Derivative Instruments and Hedging Activities

On March 19, 2008, the FASB adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”) “Disclosure About Derivative Instruments and Hedging Activities,” which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The SFAS 161 expands the current disclosure framework in Statement 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008.

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

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of assessing the effect that the adoption of EITF 07-5 will have on our Consolidated Financial Statements.

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

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: the continuation or worsening of adverse conditions in the global and domestic credit markets and uncertainties regarding, or the impact of governmental responses to those conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral, which risks may increase in light of adverse or recessionary economic conditions; recently-enacted or proposed legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following: cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an other note payable, an interest rate swap and a foreign currency option. Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value represents the quoted market price. The fair value of the convertible notes payable was $83,640,000 at September 30, 2008. Loans receivable are originated at prevailing market rates and have an average life of approximately four months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $146.7 million at September 30, 2008. Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at September 30, 2008, a change of 1% in the interest rates would cause a change in interest expense of approximately $1.2 million on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings. This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets. Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income. As of September 30, 2008 the fair value of the interest rate swap was a liability of approximately $921,000 and is included in other liabilities. The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $750,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenues were less than 5% of the Company’s total revenues for the six months ended September 30, 2008 and net loans denominated in Mexican pesos were approximately $11.5 million (USD) at September 30, 2008.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 15, 2008, the Company economically hedged its foreign exchange risk by purchasing a $10 million foreign exchange currency option with a strike rate of 11.00 Mexican peso per US dollar. This option expires on May 15, 2009. Changes in the fair value of this option are recorded as a component of earnings since the Company did not apply hedge accounting under SFAS 133. The option was subsequently sold in October 2008 and the Company recorded a $1.5 million net gain.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated. At September 30, 2008, the analysis indicated that such market movements would not have had a material effect on the Company’s Consolidated Financial Statements. The actual effects on the Consolidated Financial Statements in the future may differ materially from results of the analysis for the quarter ended September 30, 2008. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008. During the second quarter of fiscal 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters of a Vote of Security Holders

(a)	The 2008 Annual Meeting of Shareholders was held on August 6, 2008.
(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.
(c)	At the 2008 Annual Meeting of Shareholders, the following three matters were voted upon and passed. The tabulation of votes was:

(1)	The election of seven Directors to serve until the 2009 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD

Ken R. Bramlett, Jr.	14,965,814	266,691

James R. Gilreath	15,022,956	209,549

William S. Hummers III	14,964,764	267,741

A. Alexander McLean III	15,023,956	208,549

Mark C. Roland	15,014,985	217,520

Charles D. Way	14,966,214	266,291

Darrell E. Whitaker	15,054,005	178,500

(2)	The approval of the 2008 Stock Option Plan:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS

12,771,461	605,506	41,728

(3)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*

15,200,792	30,627	1,085

*There were no broker non-votes on this routine item.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

4.9	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.10	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.11	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.12	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

4.13	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.14	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.15	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

10.1	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: November 3, 2008

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: November 3, 2008