Form 10-Q
period 2008-12-31
WORLD ACCEPTANCE CORP
filed 2009-02-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________to _________________________

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

The number of outstanding shares of the issuer’s no par value common stock as of February 2, 2009 was 16,160,259.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	3

	Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss) for the year ended March 31, 2008and the nine months ended December 31, 2008	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signatures		27

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS

Cash and cash equivalents	$7,138,665	7,589,575
Gross loans receivable	736,234,490	599,508,969
Less:
Unearned interest and fees	(194,871,842)	(154,418,105)
Allowance for loan losses	(42,575,525)	(33,526,147)
Loans receivable, net	498,787,123	411,564,717
Property and equipment, net	23,068,885	18,654,010
Deferred income taxes	18,927,215	22,134,066
Income taxes receivable	1,713,762	-
Other assets, net	9,629,478	10,818,057
Goodwill	5,583,864	5,352,675
Intangible assets, net	9,513,171	9,997,327
Total assets	$574,362,163	486,110,427

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	185,350,000	104,500,000
Convertible senior subordinated notes payable	105,000,000	110,000,000
Other notes payable	-	400,000
Income taxes payable	-	18,039,242
Accounts payable and accrued expenses	22,734,404	18,865,913
Total liabilities	313,084,404	251,805,155

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 16,159,559 and 16,278,684 shares at December 31, 2008and March 31, 2008, respectively	-	-
Additional paid-in capital	593,042	1,323,001
Retained earnings	264,210,985	232,812,768
Accumulated other comprehensive income (loss)	(3,526,268)	169,503
Total shareholders' equity	261,277,759	234,305,272
Commitments and contingencies
	$574,362,163	486,110,427

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues:
Interest and fee income	$84,880,761	75,207,879	241,283,794	210,303,422
Insurance and other income	14,775,473	12,835,015	38,514,038	34,326,841
Total revenues	99,656,234	88,042,894	279,797,832	244,630,263

Expenses:
Provision for loan losses	29,490,333	23,223,929	70,654,378	55,856,170
General and administrative expenses:
Personnel	31,699,778	29,280,288	96,215,404	86,027,643
Occupancy and equipment	6,491,005	5,555,057	19,022,649	15,856,114
Data processing	572,987	343,486	1,743,384	1,532,994
Advertising	5,087,427	6,023,271	10,329,015	10,753,160
Amortization of intangible assets	621,355	621,844	1,844,902	1,874,838
Other	7,242,789	5,645,730	19,729,143	15,546,532
	51,715,341	47,469,676	148,884,497	131,591,281

Interest expense	2,787,409	3,338,181	8,016,213	8,606,177
Total expenses	83,993,083	74,031,786	227,555,088	196,053,628

Income before income taxes	15,663,151	14,011,108	52,242,744	48,576,635

Income taxes	5,658,849	6,723,034	19,523,443	19,972,176

Net income	$10,004,302	7,288,074	32,719,301	28,604,459

Net income per common share:
Basic	$0.62	0.43	2.01	1.66
Diluted	$0.61	0.43	1.98	1.63

Weighted average common shares outstanding:
Basic	16,203,282	16,892,219	16,289,319	17,200,506
Diluted	16,341,536	17,148,112	16,543,043	17,511,074

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss),	Equity	Income

Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

Proceeds from exercise of stock options (90,183 shares),including tax benefits of $704,244	2,078,789	-	-	2,078,789
Common stock repurchase (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,173,342	-	-	1,173,342
Stock option expense	2,545,590	-	-	2,545,590
Other comprehensive loss	-	-	(3,695,771)	(3,695,771)	(3,695,771)
Net income	-	32,719,301	-	32,719,301	32,719,301
Total comprehensive income	-	-	-	-	29,023,530
Balances at December 31, 2008	$593,042	264,210,985	(3,526,268)	261,277,759

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
	2008	2007
Cash flows from operating activities:

Net income	$32,719,301	28,604,459

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,844,902	1,874,838
Amortization of loan costs and discounts	569,502	572,446
Provision for loan losses	70,654,378	55,856,170
Depreciation	2,550,410	2,666,458
Deferred income taxes	3,206,851	(1,818,126)
Compensation related to stock option and restricted stock plans	3,718,932	4,186,351
Unrealized losses on interest rate swap	869,123	829,126

Change in accounts:
Other assets, net	(2,811,304)	(197,346)
Income taxes payable	(18,024,080)	(9,561,987)
Accounts payable and accrued expenses	3,122,082	621,939
Net cash provided by operating activities	98,420,097	83,634,328

Cash flows from investing activities:
Increase in loans receivable, net	(150,922,924)	(154,168,220)
Assets acquired from office acquisitions, primarily loans	(8,601,606)	(2,899,857)
Increase in intangible assets from acquisitions	(1,591,935)	(1,637,099)
Purchases of property and equipment, net	(7,434,567)	(6,062,844)

Net cash used in investing activities	(168,551,032)	(164,768,020)

Cash flows from financing activities:
Net change in bank overdraft	-	497,844
Proceeds of senior revolving notes payable, net	80,850,000	102,450,000
Repurchases of common stock	(7,848,764)	(21,278,877)
Repayment of convertible senior subordinated notes payable	(2,916,000)	-
Gain on the extinguishment of debt	(2,084,000)	-
Repayment of other notes payable	(400,000)	(200,000)
Proceeds from exercise of stock options	1,374,545	1,252,653
Excess tax benefit from exercise of stock options	704,244	569,613
Other	-	(208,483)

Net cash provided by financing activities	69,680,025	83,082,750

Increase (decrease) in cash and cash equivalents	(450,910)	1,949,058

Cash and cash equivalents at beginning of period	7,589,575	5,779,032

Cash and cash equivalents at end of period	$7,138,665	7,728,090

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Consolidated Financial Statements of the Company at December 31, 2008, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2008, and the results of operations and cash flows for the periods ended December 31, 2008 and 2007, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the nine months ended December 31, 2008:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,539,741)	$-	$(2,539,741)	$-

There have been no other material changes to the Company’s significant accounting policies and estimates from the information provided in Note 1 of the Company’s Consolidated Financial Statements included in the Form 10-K for the fiscal year ended March 31, 2008.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.”  The following summarizes accumulated other comprehensive income (loss) as of September 30:

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007

Balance at beginning of period	$(400,811)	(63,995)	169,503	(47,826)
Unrealized loss from foreign exchange translation adjustment	(3,125,457)	(13,757)	(3,695,771)	(29,926)
Balance at end of period	$(3,526,268)	(77,752)	(3,526,268)	(77,752)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007

Balance at beginning of period	$38,120,647	32,268,714	33,526,147	27,840,239
Provision for loan losses	29,490,333	23,223,929	70,654,378	55,856,170
Loan losses	(26,558,525)	(20,283,740)	(66,846,813)	(51,639,877)
Recoveries	1,694,403	1,532,579	5,069,652	4,627,973
Translation adjustment	(210,502)	(1,029)	(255,217)	1,670
Allowance on acquired loans	39,169	49,271	427,378	103,549
Balance at end of period	$42,575,525	36,789,724	45,575,525	36,789,724

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

For the quarters ended December 31, 2008 and 2007, the Company recorded adjustments of approximately $39,000 and $49,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. These adjustments were approximately $427,000 and $104,000 for the nine-months ended December 31, 2008 and 2007, respectively.  These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Basic:
Weighted average common shares outstanding (denominator)	16,203,282	16,892,219	16,289,319	17,200,506

Diluted:
Weighted average common shares outstanding	16,203,282	16,892,219	16,289,319	17,200,506
Dilutive potential common shares	138,254	255,893	253,724	310,568
Weighted average diluted shares outstanding (denominator)	16,341,536	17,148,112	16,543,043	17,511,074

Options to purchase 309,055 and 141,375 shares of common stock at various prices were outstanding during the three months ended December 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options are antidilutive.  The shares related to the convertible senior notes payable (1,682,405) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

NOTE 6 - EXTINGUISHMENT OF DEBT

In December 2008, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $5 million (or approximately 4.55% of the total) of its convertible senior subordinated notes due October 11, 2011 (the “Convertible Notes”) at an average discount to face value of approximately 42%. The Company spent approximately $2.9 million on the repurchase. The repurchase left $105 million principal amount of the Convertible Notes outstanding.  The transactions were treated as an extinguishment of debt for accounting purposes.  The Company recorded a gain of approximately $2 million on the repurchase of the Convertible Notes, which was partially offset by the write-off of $100,000 of deferred financing costs associated with the repurchase and cancellation of Convertible Notes.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2008, there were 841,700 shares available for grant under the plans.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123-R”), using the modified prospective transition method, and did not retroactively adjust results from prior periods.  Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the original provisions of SFAS 123.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair values at the grant date for options issued during the nine months ended December 31, 2008 and 2007 were $8.51 and $14.21, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Dividend yield	0%	0%	0%	0%
Expected volatility	50.67%	42.99%	50.67%	42.99%
Average risk-free interest rate	2.75%	3.98%	2.75%	4.00%
Expected life	5.9 years	6.9 years	5.9 years	6.9 years
Vesting period	5 years	5 years	5 years	5 years

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

Option activity for the nine months ended December 31, 2008 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,274,217	$25.33
Granted	302,000	16.85
Exercised	(90,183)	15.15
Forfeited	(19,684)	28.19
Options outstanding, end of period	1,466,350	$24.41	7.17	$3,905,542
Options exercisable, end of period	630,400	$21.31	5.20	$3,026,722

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options.  The total intrinsic value of options exercised during the periods ended December 31, 2008 and 2007 were as follows:

	2008	2007
Three months ended	$21,311	693,655
Nine months ended	$2,307,894	1,738,972

As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.3 million, which is expected to be recognized over a weighted-average period of approximately 3.72 years.

Restricted Stock

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  One-third of the restricted stock grant vested immediately and one-third will vest on the first and second anniversary of grant.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to the same executive officers.  The 29,100 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $593,000 and $1.4 million, respectively, of compensation expense for the quarter and nine-months ended December 31, 2008 and recognized approximately $584,000 and $1.3 million, respectively of compensation expense for the quarter and nine-months ended December 31, 2007 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of December 31, 2008, there was approximately $1,532,000 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of December 31, 2008, and changes during the nine months ended December 31, 2008, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2008	50,533	35.41
Granted during the period	91,100	20.38
Vested during the period	(48,879)	32.30
Cancelled during the period	(12,508)	17.83
Outstanding at December 31, 2008	80,246	$22.94

Total share-based compensation included as a component of net income during the nine months ended December 31, 2008 and 2007 was as follows:
	Three months ended		Nine months ended
	2008	2007	2008	2007
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$711,647	972,335	$2,603,852	2,885,537
Share-based compensation related to restricted stock units	592,900	583,841	1,382,818	1,300,814

Total share-based compensation related to equity classified awards	$1,304,547	1,556,176	3,986,670	4,186,351

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended December 31, 2008 and 2007:

	2008	2007

Number of offices purchased	21	21
Merged into existing offices	10	8

Purchase Price	$10,193,541	$4,536,956
Tangible assets:
Net loans	8,550,656	2,765,043
Furniture, fixtures & equipment	48,500	128,000
Other	2,450	6,814

Excess of purchase prices over carrying value of net tangible assets	$1,591,935	$1,637,099

Customer lists	1,280,746	1,228,054
Non-compete agreements	80,000	96,000
Goodwill	231,189	313,045

Total intangible assets	$1,591,935	$1,637,099

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS No. 141 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2008, 11 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the nine months ended December 31, 2008, 10 acquisitions were recorded as asset acquisitions.

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

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company pays a fixed rate of 2.4% on the $20 million notional amount and receives payments from a counterparty based on the 1 month LIBOR rate for a term ending December 8, 2011.  Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.

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

At December 31, 2008 and 2007, the Company recorded a liability related to the interest rate swaps of approximately $2.5 million and $737,000, respectively, which represented the fair value of the interest rate swap at that date.  An unrealized loss of $1.6 million and $610,000 was charged to other income for the quarters ended December 31, 2008 and 2007.  During the quarter ended December 31, 2008 interest expense was increased by approximately $151,000, as a result of new payments under the terms of the interest rate swap.  For the quarter ended December 31, 2007, interest expense was decreased by approximately $65,000, as a result of net receipts under the terms of the interest rate swap.

For the nine-months ended December 31, 2008 an unrealized loss of $869,000 was charged to other income.  For the nine months ended December 31, 2007, an unrealized loss of approximately $829,000 was recorded.  Interest expense was increased by approximately $482,000 for the nine-months ended December 31, 2008 and decreased approximately $118,000 for the nine-months ended December 31, 2007 as a result of net disbursements under the terms of the interest rate swap.

On May 15, 2008, the Company entered into a $10 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso.  Under the terms of the option contract, the Company could exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar.  The option was sold in October 2008 and the Company recorded a $1.5 million net gain.

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

NOTE 10 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of December 31, 2008 and March 31, 2008, the Company had $4,523,820 and $8,764,255 of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $2,242,589 and $2,208,734, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The decrease in the total gross unrecognized tax benefit including interest during the nine months ending December 31, 2008 is primarily attributable to the revaluation of a prior period uncertain tax position, which resulted in a decrease of $4,083,782 to the gross liability; additionally, the interest benefit accrued for the quarter comprises the remaining portion of the change in the unrecognized tax benefit.

The Company is subject to U.S and Mexican income taxes, as well as taxation in various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.  The federal income tax returns (2005, 2006, and 2007) are currently under examination by the taxing authorities.  In addition, the income tax returns (2001 through 2006) are under examination by a state authority, which has completed its examinations and issued a proposed assessment for tax years 2001 through 2006.  The Company is in the initial process of responding to the jurisdiction.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.3 million during fiscal 2008.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge. Until the tax issues are resolved the Company expects to accrue approximately $84,000 per quarter for interest.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2008, the Company had approximately $1.1 million accrued for interest and penalties, of which approximately $60,000 was recorded in the third quarter.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Average gross loans receivable (1)	$689,267	608,862	652,846	566,563
Average net loans receivable (2)	507,965	448,934	481,807	419,050

Expenses as a % of total revenue:
Provision for loan losses	29.6%	26.4%	25.3%	22.8%
General and administrative	51.9%	53.9%	53.2%	53.8%
Total interest expense	2.8%	3.8%	2.9%	3.5%

Operating margin (3)	18.5%	19.7%	21.5%	23.4%

Return on average assets (annualized)	7.3%	5.9%	8.3%	8.3%

Offices opened or acquired, net	16	14	85	99

Total offices (at period end)	923	831	923	831

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2008, Versus
Three Months Ended December, 2007

Net income increased to $10.0 million for the three months ended December 31, 2008, or 37.3%, from the three month period ended December 31, 2007.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $1.1 million, or 6.3%.

Total revenues rose to $99.7 million during the quarter ended December 31, 2008, a 13.2% increase over the $88.0 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods, gain on the extinguishment of debt and gain on the sale of the foreign currency option.  Revenues from the 727 offices open throughout both quarterly periods increased by approximately 7.1%.  At December 31, 2008, the Company had  923 offices in operation, an increase of 85 offices from March 31, 2008.

Interest and fee income for the quarter ended December 31, 2008 increased by $9.7 million, or 12.9%, over the same period of the prior year.  This increase resulted from an $80.4 million increase, or 13.2%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.9 million, or 15.1%, between the two quarterly periods.  Insurance commissions increased by $405,000, or 4.8%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $1.5 million, or 34.3%, over the two corresponding quarters primarily due to a $1.5 million gain on the sale of the foreign currency option and a $2.0 million gain on the extinguishment of $5 million par value of the Convertible Notes.  The gains were offset by a $1.0 million increase in the unrealized loss on the fair value of the interest rate swaps, a $700,000 reduction in World Class Buying Club (“WCBC”) sales, and a $100,000 reduction in auto club sales.

The provision for loan losses during the quarter ended December 31, 2008 increased by $6.3 million, or 27.0%, from the same quarter last year.  Delinquencies and charge-offs continued to increase during the third quarter as a result of the ongoing economic environment.  Accounts that were 61 days or more past due increased from 2.7% to 3.3% on a recency basis and from 3.9% to 4.6% on a contractual basis when comparing the two quarter end statistics.  Net charge-offs as a percentage of average net loans increased from 16.7% (annualized) during the prior year third quarter to 19.6% (annualized) during the most recent quarter.  As expected, due to the economic conditions, our charge-offs have continued to increase to historical levels. The Company continues to monitor closely the loan portfolio in light of the softening economy and believes that the loss ratios are within acceptable ranges in light of current economic conditions.  At this time, management does not expect to see the Company’s loss ratios improve for the remainder of the fiscal year.

General and administrative expenses for the quarter ended December 31, 2008 increased by $4.2 million, or 8.9% over the same quarter of fiscal 2008.  Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 2.0% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 51.9% for the three months ended December 31, 2008 and was 53.9% for the three months ended December 31, 2007.

Interest expense decreased by approximately $551,000 when comparing the two corresponding quarterly periods as a result of a decrease in the average interest rate, offset by increases in the average outstanding debt balance.

The Company’s effective income tax rate decreased to 36.1% for the quarter ended December 31, 2008.  The Company’s effective income tax rate for the quarter ended December 31, 2007 was 48.0% primarily due to a charge of $1.5 million related to a state jurisdiction tax examination in that quarter. Excluding the $1.5 million charge, the effective income tax rate for the quarter ended December 31, 2007, would have been 37.3%.   At this time, it is still too early to predict the outcome on this tax issue or any future recoverability of this charge.  Until the tax issue is finally resolved, the Company will continue to accrue approximately $40,000 per quarter for interest and penalties. The current quarter decrease in the Company’s effective income tax rate was primarily due to a non-taxable gain of $700,000 related to the extinguishment of debt mentioned above.

In addition, the current quarter effective rate was reduced due to the extinguishment of debt.  Of the $2.0 million gain recorded to other income, only $1.3 million was treated as a taxable gain.

Comparison of Nine Months Ended December 31, 2008, Versus
Nine Months Ended December 31, 2007

Net income increased to $32.7 million for the nine months ended December 31, 2008, or 14.4%, from the nine month period ended December 31, 2007.  Operating income  increased approximately $3.1 million, or 5.4%.

Total revenues rose to $279.8 million during the nine months ended December 31, 2008, a 14.4% increase over the $244.6 million for the corresponding nine months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both nine month periods, a gain on the foreign currency option and a gain on the extinguishment of debt.  Revenues from the 727 offices open throughout both quarterly periods increased by approximately 8.3%.

Interest and fee income for the nine months ended December 31, 2008 increased by $31.0 million, or 14.7%, over the same period of the prior year.  This increase resulted from an $86.3 million increase, or 15.2%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $4.2 million, or 12.2%, between the two nine month periods.  Insurance commissions increased by $1.8 million, or 7.8%, during the most recent nine months when compared to the prior year nine months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $2.4 million, or 20.8%, over the corresponding nine months primarily due to a gain on the foreign currency option and a gain on the extinguishment of debt.  The gains were offset by a reduction of revenue from the auto club sales of approximately $260,000 and a reduction of revenue from WCBC sales of approximately $300,000.

The provision for loan losses during the nine months ended December 31, 2008 increased by $14.8 million, or 26.5%, from the same nine months last year.  Delinquencies and charge-offs continued to increase during the first nine months as a result of the ongoing deterioration in the economic environment.  Net charge-offs as a percentage of average net loans increased from 15.0% (annualized) during the prior year first nine months to 17.1% (annualized) during the most recent nine months.

General and administrative expenses for the nine months ended December 31, 2008 increased by $17.3 million, or 13.1% over the same nine months of fiscal 2008.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.4% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 53.2% for the nine months ended December 31, 2008 and 53.8% the nine months ended December 31, 2007.

Interest expense decreased by approximately $590,000, or 6.9%, when comparing the two corresponding nine month periods as a result of increases in the average outstanding debt balance, offset by a decrease in the average interest rate.

The Company’s effective income tax rate decreased to 37.4% for the nine months ended December 31, 2008 compared to 41.1% for the first nine months of the prior year.  This decrease related to the FIN 48 adjustment discussed in Note 10 of the Consolidated Financial Statements and the extinguishment of debt.

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

Income Taxes

Management uses certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, or state or local taxing authorities, changes in tax laws or regulations, or assessments made by the Internal Revenue Service (“IRS”) or state or local taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductible amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.   Although the Company historically has not repurchased shares  during our loan growth season between October and December, management continues to analyze during this season, as it does at any other given time, whether stock repurchases are then advisable in light of our existing cash position, stock price, and available opportunities.  Based on these considerations, the Company may repurchase stock  during this season or at any other time.  As of  February 2, 2009, the Company has $13.1 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.   In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

The Company plans to open or acquire at least 70 branches in the United States and 25 branches in Mexico during fiscal 2009.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2008.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

       The Company acquired 11 offices and 10 loan portfolios from competitors in 9 states in 13 separate transactions during the first nine months of fiscal 2009. Gross loans receivable purchased in these transactions were approximately $10.1 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

        The Company has a $187.0 million base credit facility with a syndicate of banks.  In addition to the base revolving credit commitment, there is a $30.0 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period.  On August 4, 2008, the credit facility expiration date was amended to September 30, 2010.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum.  At December 31, 2008, the interest rate on borrowings under the revolving credit facility was 3.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2008, $185,350,000 million was outstanding under this facility, and there was $31,650,000 million of unused borrowing availability under the borrowing base limitations.  Based on management’s discussions with its bankers, the Company does not currently believe that the recent turmoil in the credit markets will affect its access to funding to the extent permitted by the credit facility.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2008, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of December 31, 2008 relating to FIN 48 included unrecognized tax benefits of $4.5 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Other than possible effects that could result from a worsening or prolongment of existing adverse conditions in the general economy or credit or capital markets on which the Company depends in part to fund its operations, management is not currently aware of any trends, demands, commitments, events or uncertainties related to the Company’s operations that it believes will result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  Although the Company has successfully obtained such increases in the past and believes that it will be able to obtain such increases or secure other sources of financing in the future as the need arises, continued uncertainty and turmoil in the credit markets could impair the Company’s ability to secure funding and adversely impact the cost of any available funding.  There can be no assurance that this additional funding will be available if and when needed or that the cost or other terms of any such funding will not be materially unfavorable.  For additional information regarding potential liquidity risks to the Company, see Part II, Item 1, Risk Factors, “Adverse conditions in the capital and credit markets generally, or any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility, could affect the Company’s ability to meet its liquidity needs and its cost of capital,” included in the Report on Form 10-Q, as well as our risk factors as previously disclosed under Park I, Item 1A (page 9) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Recently Issued Accounting Pronouncements

Business Combinations

 In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would therefore impact our accounting for future acquisitions beginning in fiscal 2010.

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

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: the continuation or worsening of adverse conditions in the global and domestic credit markets and uncertainties regarding, or the impact of governmental responses to, those conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral, which risks may increase in light of adverse or recessionary economic conditions; recently-enacted, proposed, or contemplated legislative initiatives (which could be less favorable to the company in light of current economic and political conditions); the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value represents the quoted market price.  The fair value of the convertible notes payable was $60,574,500 at December 31, 2008.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $185.4 million at December 31, 2008.  Interest on borrowings under this facility is based, at the Company’s option, on the agent bank’s prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at December 31, 2008, a change of 1% in the interest rates would cause a change in interest expense of approximately $1.4 million on an annual basis.

In December 2008, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $20 million of its LIBOR-based borrowings.  This swap converted the $20 million from a variable rate based on one-month LIBOR to a fixed rate of 2.4% for a period of three years.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.  This swap converted the $30 million from a variable rate based on one-month LIBOR to a fixed rate of 4.755% for a period of five years.

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income.  As of December 31, 2008 the fair value of the interest rate swaps was a liability of approximately $2.5 million and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized loss in other income, was approximately $869,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues were less than 5% of the Company’s total revenues for the nine months ended December 31, 2008 and net loans denominated in Mexican pesos were approximately $9.8 million (USD) at December 31, 2008.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

On May 15, 2008, the Company economically hedged its foreign exchange risk by purchasing a $10 million foreign exchange currency option with a strike rate of 11.00 Mexican pesos per US dollar.  Changes in the fair value of this option were recorded as a component of earnings since the Company did not apply hedge accounting under SFAS 133.  The option was sold in October 2008 and the Company recorded a $1.5 million net gain.

As currency exchange rates change, translation of the financial results of our Mexican operations into United States dollars will be impacted.  Changes in exchange rates have resulted in cumulative translation adjustments which decreased our net assets by approximately $3.5 million as of December 31, 2008 and increased our net assets by approximately $170,000 as of March 31, 2008.  These cumulative translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity and comprehensive income.  Due to the immateriality of our current operations in Mexico, a change in foreign currency exchange rates is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

Item 4.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008. During the third quarter of fiscal 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.   Risk Factors

For a discussion of certain risk factors that could cause our financial results and condition to vary materially from period to period or cause actual results to differ from our expectations for our future financial and business performance, refer to the risk factors previously disclosed under Part I, Item 1A (page 9) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, as supplemented and updated by the information below.  Any of these risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company.  These factors, along with others, could cause actual results to differ from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make.  Investors are advised that it is impossible to identify or predict all risks, and that risks not currently known to us or that we may currently deem immaterial also could materially and adversely affect us in the future.

Overall stock market volatility may materially and adversely affect the market price of our common stock.

World’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to World’s operations or the inherent value of its common stock;  state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; adverse developments in our relationships with our customers; legal proceedings brought against the Company or its officers; or significant changes in our senior management team. Of late the stock market in general, and the market for shares of equity securities of many financial service companies in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of those companies. Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or, our failure to comply with existing federal laws and regulations or such laws or regulations that may be enacted in the future, could force us to modify, suspend or cease, part or all of our nationwide operations.

In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  Although these laws and regulations have remained substantially unchanged for many years, we believe there now exists, due to current economic conditions primarily in other financial sectors, such as the mortgage lending industry, combined with changes in the make-up of the current administration and Congress and the particular political and media focus on issues of consumer and borrower protection, the possibility that the laws and regulations that directly affect our lending activities could become subject to review and change in a manner that could force us to modify, suspend or cease part, or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Adverse conditions in the capital and credit markets generally, or any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility, could affect the Company’s ability to meet its liquidity needs and its cost of capital.

The severe turmoil that has persisted in the domestic and global credit capital markets since last year has negatively affected corporate liquidity, equity values, credit agency ratings and confidence in financial institutions.  In addition to cash generated from operations, the Company depends on borrowings from institutional lenders to finance its operations, acquisitions and office expansion plans.  Therefore, notwithstanding the Company’s belief that its current liquidity position is adequate, the Company is not insulated from the pressures and potentially negative consequences of the current financial crisis.

The Company has a $187.0 million base revolving credit facility with a syndicate of banks.  The syndicate’s current commitment under this facility extends through the end of September, 2010.  As a result of the recent turmoil, there have been reports in the popular press that some banks and other providers of credit have been unable or unwilling to meet their existing commitments or undertake new commitments to provide funds to commercial borrowers, which has forced some of these borrowers to either curtail certain operations or to seek operating capital from other, and likely more expensive, sources.  Should a similar situation occur with one or more of the members of the syndicate of banks under the Company’s revolving credit facility, the Company would be faced with one or more undesirable alternatives, including the limitation or curtailment of its lending operations, limitation or curtailment of its growth and expansion plans, or an attempt to seek other, and likely more expensive, sources of operating capital in either the corporate credit markets or the equity markets, both of which are currently under significant strain.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.

Issuer Purchases of Equity Securities

(d)
Approximate
			(c) Total	Dollar
			Number	Value of
			of Shares	Shares
			Purchased	That May Yet
			as part of	be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares	per	Plans	Plans or
	Purchased	Share	or Programs	Programs

October 1 through October 31, 2008	-	-	-	4,805,506

November 1, through November 30, 2008 (1)	106,000	15.94	1,689,561	13,115,945

December 1, through December 31, 2008	-	-	-	$13,115,945	(2)

Total for the quarter	106,000	$15.94	1,689,561

(1)On November 10, 2008, the Board of Directors authorized the Company to repurchase up to $10 million of additional common stock.
(2)This remaining repurchase capacity as of December 31, 2008 includes $3.1 million remaining availability under an authorization of the Board of Directors on May 19, 2008 and $10 million remaining availability under the authorization referenced in footnote (1) above.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.    Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

4.9	Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of January 28, 2009	*

4.10	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.11	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.12	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.13	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

4.14	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.15	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.16	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

10.1	World Acceptance Corporation Retirement Savings Plan Fifth Amendment	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III,
Chief Executive Officer
Date: February 2, 2009

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: February 2, 2009