Form 10-Q/A
period 2008-12-31
WORLD ACCEPTANCE CORP
filed 2009-02-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended December 31, 2008 (“Quarterly Report”), initially filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2009, amends and restates Part 1, Item 1 of the Original Filing to correct a typographical error in the table summarizing the changes in the allowance for loan losses included in Note 4 – Allowance for Loan Losses.   This Amendment No. 1 also amends and restates the exhibit list and refiles certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer set forth as Exhibits 31.1 and 31.2 hereto.

For the convenience of the reader, this Amendment No. 1 sets forth the Quarterly Report in its entirety. However, only Part 1, Item 1 of the Original Filing, the exhibit list and certain exhibits have been amended and restated as described above, and except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.  Except as expressly stated herein or where the context otherwise requires, the information in this Amendment No. 1 speaks of the date of the Original Filing, and should be read in conjunction with filings with the Company makes with SEC from time to time after the time of the Original Filing.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	3

	Consolidated Statements of Operations for the three and nine months ended December 31, 2008 and 2007	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss) for the year ended March 31, 2008 and the nine months ended December 31, 2008	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

Signatures		27

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS

Cash and cash equivalents	$7,138,665	7,589,575
Gross loans receivable	736,234,490	599,508,969
Less:
Unearned interest and fees	(194,871,842)	(154,418,105)
Allowance for loan losses	(42,575,525)	(33,526,147)
Loans receivable, net	498,787,123	411,564,717
Property and equipment, net	23,068,885	18,654,010
Deferred income taxes	18,927,215	22,134,066
Income taxes receivable	1,713,762	-
Other assets, net	9,629,478	10,818,057
Goodwill	5,583,864	5,352,675
Intangible assets, net	9,513,171	9,997,327
Total assets	$574,362,163	486,110,427

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	185,350,000	104,500,000
Convertible senior subordinated notes payable	105,000,000	110,000,000
Other notes payable	-	400,000
Income taxes payable	-	18,039,242
Accounts payable and accrued expenses	22,734,404	18,865,913
Total liabilities	313,084,404	251,805,155

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,159,559 and 16,278,684 shares at December 31, 2008 and March 31, 2008, respectively	-	-
Additional paid-in capital	593,042	1,323,001
Retained earnings	264,210,985	232,812,768
Accumulated other comprehensive income (loss)	(3,526,268)	169,503
Total shareholders' equity	261,277,759	234,305,272
Commitments and contingencies
	$574,362,163	486,110,427

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss),	Equity	Income

Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

Proceeds from exercise of stock options (90,183 shares), including tax benefits of $704,244	2,078,789	-	-	2,078,789
Common stock repurchase (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,173,342	-	-	1,173,342
Stock option expense	2,545,590	-	-	2,545,590
Other comprehensive loss	-	-	(3,695,771)	(3,695,771)	(3,695,771)
Net income	-	32,719,301	-	32,719,301	32,719,301
Total comprehensive income	-	-	-	-	29,023,530
Balances at December 31, 2008	$593,042	264,210,985	(3,526,268)	261,277,759

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

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.”  The following summarizes accumulated other comprehensive income (loss) as of September 30:

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007

Balance at beginning of period	$(400,811)	(63,995)	169,503	(47,826)
Unrealized loss from foreign exchange translation adjustment	(3,125,457)	(13,757)	(3,695,771)	(29,926)
Balance at end of period	$(3,526,268)	(77,752)	(3,526,268)	(77,752)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007

Balance at beginning of period	$38,120,647	32,268,714	33,526,147	27,840,239
Provision for loan losses	29,490,333	23,223,929	70,654,378	55,856,170
Loan losses	(26,558,525)	(20,283,740)	(66,846,813)	(51,639,877)
Recoveries	1,694,403	1,532,579	5,069,652	4,627,973
Translation adjustment	(210,502)	(1,029)	(255,217)	1,670
Allowance on acquired loans	39,169	49,271	427,378	103,549
Balance at end of period	$42,575,525	36,789,724	42,575,525	36,789,724

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

Option activity for the nine months ended December 31, 2008 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,274,217	$25.33
Granted	302,000	16.85
Exercised	(90,183)	15.15
Forfeited	(19,684)	28.19
Options outstanding, end of period	1,466,350	$24.41	7.17	$ 3,905,542
Options exercisable, end of period	630,400	$21.31	5.20	$ 3,026,722

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

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)

Average gross loans receivable(1)	$689,267	608,862	652,846	566,563
Average net loans receivable (2)	507,965	448,934	481,807	419,050

Expenses as a % of total revenue:
Provision for loan losses	29.6%	26.4%	25.3%	22.8%
General and administrative	51.9%	53.9%	53.2%	53.8%
Total interest expense	2.8%	3.8%	2.9%	3.5%

Operating margin (3)	18.5%	19.7%	21.5%	23.4%

Return on average assets (annualized)	7.3%	5.9%	8.3%	8.3%

Offices opened or acquired, net	16	14	85	99

Total offices (at period end)	923	831	923	831

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Article II, Section 9 of the Company’s Fourth Amended	99.1	8-03-07 8-K
	and Restated Bylaws

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit	10.1	10-04-06 8-K
	Agreement dated as of October 2, 2006

4.7	Third Amendment to Amended and Restated Revolving Credit	10.1	9-7-07 8-K
	Agreement dated as of August 31, 2007

4.8	Fourth Amendment to Amended and Restated Revolving Credit	4.8	6-30-08 10-Q
	Agreement dated as of August 4, 2008

4.9	Fifth Amendment to Amended and Restated Revolving Credit	*
	Agreement dated as of January 28, 2009

4.10	Subsidiary Security Agreement dated as of June 30, 1997, as
	Amended through July 20, 2005	4.5	9-30-05 10-Q

4.11	Company Security Agreement dated as of June 20, 1997, as	4.6	9-30-05 10-Q
	amended through July 20, 2005

4.12	Fourth Amendment to Subsidiary Amended and Restated	4.7	6-30-05 10-Q
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)

4.13	Fourth Amendment to Amended and Restated Security Agreement,	4.10	9-30-04 10-Q
	Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e.,
	Company Security Agreement)

4.14	Fifth Amendment to Amended and Restated Security Agreement,	4.9	6-30-05 10-Q
	Pledge and Indenture of Trust (i.e. Company Security Agreement)

4.15	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.16	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
	and U.S. Bank National Association, as Trustee

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

10.1	World Acceptance Corporation Retirement Savings Plan Fifth	*
Amendment

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III,
Chief Executive Officer
Date: February 5, 2009

By:	/s/ Kelly M. Malson
Kelly M. Malson, Vice President and
Chief Financial Officer
Date: February 5, 2009