Form 10-K
period 2009-03-31
WORLD ACCEPTANCE CORP
filed 2009-05-29
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
Form 10-K
_________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                     Accelerated filer ☒
Non-accelerated filer ☐                                                     Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2008, computed by reference to the closing sale price on such date, was $583,053,948.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 29, 2009, 16,230,259 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Table of Contents

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states and Mexico.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to "fiscal 2009" are to the Company's fiscal year ended March 31, 2009.

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

PART I.

Item 1.   Description of Business

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $130 and $3,000 through 944 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Mexico as of March 31, 2009.  The Company generally serves individuals with limited access to consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services and access to refund anticipation loans through a third party bank to its customers and others.

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

Expansion.  During fiscal 2009, the Company opened 98 new offices.  Eleven other offices were purchased and 3 offices were closed or merged into other existing offices due to their inability to grow to profitable levels.  In fiscal 2010, the Company plans to open or acquire at least 30 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 15 new offices in Mexico in fiscal 2010.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

South Carolina	63	62	62	65	65	65	68	89	92	93
Georgia	48	48	52	52	74	76	74	96	97	100
Texas	135	135	136	142	150	164	168	183	204	223
Oklahoma	43	43	46	45	47	51	58	62	70	80
Louisiana	21	20	20	20	20	20	24	28	34	38
Tennessee	35	38	40	45	51	55	61	72	80	92
Illinois	30	30	29	28	30	33	37	40	58	61
Missouri	18	22	22	22	26	36	38	44	49	57
New Mexico	13	12	12	16	19	20	22	27	32	37
Kentucky	4	10	22	30	30	36	41	45	52	58
Alabama (1)	-	-	-	5	14	21	26	31	35	42
Colorado (2)	-	-	-	-	-	2	-	-	-	-
Mexico (3)	-	-	-	-	-	-	3	15	35	63
Total	410	420	441	470	526	579	620	732	838	944

(1)	The Company commenced operations in Alabama in January 2003.
(2)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(3)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company offers loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  All of the Company's loans are payable in fully amortizing monthly installments with terms of 4 to 36 months, and all loans are prepayable at any time without penalty.  In fiscal 2009, the Company's average originated loan size and term were approximately $1,011 and eleven months, respectively.  State laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged.  As of March 31, 2009, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of federal consumer loan disclosure requirements, ranged from 25% to 215% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges the maximum rates allowable under applicable state law.  Statutes in Texas and Oklahoma allow for indexing the maximum loan amounts to the Consumer Price Index. Fees charged by the Company include origination and account maintenance fees and monthly handling charges.

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company requires each customer to obtain certain specific credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act.  In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company also charges non-file premiums in connection with certain loans in lieu of recording and perfecting the Company’s security interest in the asset pledged.  The premiums are remitted to a third party insurance company for non-file insurance coverage. In the sale of insurance policies, the Company, as agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Alabama and Kentucky as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown and towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

In fiscal 1995 the Company implemented its World Class Buying Club and began marketing certain electronic products and appliances to its Texas borrowers.  Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Alabama and Missouri.  The program is not offered in the other states where the Company operates, as it is not permitted by the state regulations in those states.  Borrowers participating in this program can purchase a product from a catalog available at a branch office or by direct mail and can finance the purchase with a retail installment sales contract provided by the Company.  Products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.  In fiscal 2004, on a limited basis, the Company began to maintain a few inventory items in each of its branch offices participating in the program.  The Company believes that having certain items on hand has enhanced sales and plans to continue this practice on a limited basis in the future.

The Company also includes in its product line larger balance, lower risk, and lower yielding individual consumer loans.  These loans typically average $1,000 to $3,000, with terms of generally 18 to 24 months, compared to $300 to $1,000, with terms generally of 8 to 12 month terms for the smaller loans.  The Company offers these larger loans in all states except Texas, where they are not profitable under the Company’s lending criteria and strategy.  Additionally, the Company has purchased numerous larger loan offices and has made several bulk purchases of larger loans receivable.  As of March 31, 2009, the larger class of loans accounted for approximately $191.4 million of gross loans receivable, a 22.7% increase over the balance outstanding at March 31, 2008.  This portfolio now represents 28.5% of the total loan balances as of the end of the fiscal year.  Management believes that these loans provide lower expense and loss ratios, thus providing positive contributions.

Another service offered by the Company is income tax return preparation, electronic filing and access to refund anticipation loans.  This program is provided in all but a few of the Company’s offices.  The number of returns completed has grown from 16,000 in fiscal 2000 to approximately 63,000 in fiscal 2009, and the net revenues to the Company from this service grew from approximately $800,000 to $9.9 million over this same period.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote and expand the program.

Loan Activity and Seasonality.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2000 through 2009:

	At March 31,
State	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

South Carolina	21%	21%	19%	15%	14%	12%	11%	13%	12%	11%
Georgia	15	12	12	12	13	13	13	14	15	14
Texas	28	25	24	23	21	20	24	23	22	21
Oklahoma	6	6	5	5	5	5	6	5	5	6
Louisiana	3	3	3	3	3	3	3	3	3	3
Tennessee	13	11	12	14	15	18	15	15	14	14
Illinois	4	5	5	5	5	5	5	6	6	6
Missouri	3	4	5	5	6	6	6	5	6	6
New Mexico	3	3	3	3	3	3	3	3	3	3
Kentucky	4	10	12	13	12	12	11	9	9	9
Alabama (1)	-	-	-	2	3	3	3	3	3	4
Mexico (2)	-	-	-	-	-	-	-	1	2	3

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)   The Company commenced operations in Alabama in January 2003.
(2)   The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans and the average loan balance by state at March 31, 2009:

	Total Number	Average Gross Loan
	of Loans	Balance

South Carolina	78,872	$977
Georgia	79,541	1,212
Texas	191,509	732
Oklahoma	48,379	826
Louisiana	22,061	758
Tennessee	87,058	1,107
Illinois	39,339	1,058
Missouri	34,899	1,091
New Mexico	23,395	783
Kentucky	43,308	1,355
Alabama	28,717	968
Mexico	55,031	367
Total	732,109	$917

For fiscal 2009, 2008 and 2007, 96.9%, 98.2% and 99.2%, respectively, of the Company’s revenues were attributable to U.S. customers and 3.1%, 1.8% and 0.8%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors - Our use of derivatives exposes us to credit and market risk” and “- Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

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

In fiscal 2009, approximately 84.0% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized.  For fiscal 2009, 2008 and 2007, the percentages of the Company's loan originations that were refinancings of existing loans were 75.0%, 73.3% and 74.3%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  While allowed on a selective basis, refinancings of delinquent loans amounted to approximately 2% of the Company’s loan volume in fiscal 2009.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2009, the captive insurance subsidiary reinsured approximately 2.6% of the credit insurance sold by the Company and contributed approximately $1.2 million to the Company's total revenues.

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

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division consists of Texas, Oklahoma, and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's offices.  Branch managers are directly responsible for the performance of their respective offices and must approve all credit applications.  District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly.  The Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each office in their states quarterly.

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

The Company converted all of its loan offices to a new computer system following its acquisition of Paradata Financial Systems, a small software company located near St. Louis, Missouri.  This system uses a proprietary data processing software package developed by Paradata, and has enabled the Company to fully automate all loan account processing and collection reporting.  The system provides thorough management information and control capabilities.  The Company also markets the system to other finance companies, but experiences significant fluctuations from year to year in the amount of revenues generated from sales of the system to third parties and does not expect such revenues to be material.

Staff and Training.  Local offices are generally staffed with three to four employees.  The branch manager supervises operations of the office and is responsible for approving all loan applications.  Each office generally has one or two assistant managers who contact delinquent customers, review loan applications and prepare operational reports.  Each office also generally has a customer service representative who takes loan applications, processes loan applications, processes payments, assists in the preparation of operational reports, assists in collection efforts, and assists in marketing activities.  Larger offices may employ additional assistant managers and customer service representatives.

  New employees are required to review a detailed training manual that outlines the Company's operating policies and procedures.  The Company tests each employee on the training manual during the first year of employment.  In addition, each branch provides in-office training sessions once every week and training sessions outside the office.  The Company has also implemented an enhanced training tool as World University which provides more effective online training to all locations.  This allows for more training available to all employees.

  Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 3.3% of total revenues in fiscal 2009, 3.7% in fiscal 2008 and 3.5% in 2007.

  Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 offices.  Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $1,000.

  The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge comparable interest rates and fees.  The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.  In addition the Company’s in-house integrated computer system provides data processing and the Company’s in-house print shop provides direct mail and other printed items at a substantially reduced cost to the Company.

  Several of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company.  As a result, many customers borrow from more than one finance company, enabling the Company, subject to the limitations of various consumer protection and privacy statutes including,  but not limited to the federal Fair Credit Reporting Act and the Gramm-Leach-Bliley Act, to obtain  information  on  the credit history of specific customers from other consumer finance companies.

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

Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity is now organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexico law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among others, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among others, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs.   The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance, anti-money laundering, and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of  SOFOM, ENRs.

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

The Company is subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices.  Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Consumer finance companies are affected by changes in state and federal statutes and regulations.  The Company actively participates in trade associations and in lobbying efforts in the states in which it operates.  As discussed further in Part I, Item 1A, “Risk Factors,” there have been, and the Company expects that there will continue to be, media attention, initiatives, discussions and proposals regarding the entire consumer credit industry, as well as our particular business, and possible significant changes to the laws and regulations that govern our business.  In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business.  We can give no assurance that the laws and regulations that govern our business will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects.  See Part I, Item 1A, “Risk Factors – Unfavorable state legislative or regulatory actions or changes, adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition,” “– Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations” and “– Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.”

Employees.  As of March 31, 2009, the Company had 2,969 U.S. employees, none of whom were represented by labor unions and 480 employees in Mexico, all of whom were represented by a Mexican based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Period of Service as Executive Officer and
Pre-executive Officer Experience (if an
Name and Age	Position	Executive Officer for Less Than Five Years)

A. Alexander McLean, III (57)	Chief Executive Officer; Chairman and Director
Chief Executive Officer since March 2006; Executive Vice President from August 1996 until March 2006; Senior Vice President from July 1992 until August 1996; CFO from June 1989 until March 2006; Director since June 1989; and Chairman since August 2007.

Kelly M. Malson (38)	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since May 2009; Vice President and CFO from March 2006 to May 2009; Vice President of Internal Audit from September 2005 to March 2006; Financial Compliance Manager, Itron Inc., from July 2004 to August 2005; Senior Manager, KPMG LLP from April 2002 until July 2004.

Mark C. Roland (52)	President and Chief Operating Officer and Director
President since March 2006; Chief Operating Officer since April 2005; Executive Vice President from April 2002 to March 2006; Senior Vice President from January 1996 to April 2002; Director since August 2007.

Jeff L. Tinney (46)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001; Vice President, Operations - Louisiana from January 1997 to April 1998.

D. Clinton Dyer (36)	Senior Vice President, Central Division
Senior Vice President, Central Division since June 2005; Vice President, Operations – Tennessee and Missouri from April 2002 to June 2005; Supervisor of Nashville District from September 2001 to March 2002; Manager in Nashville from January 1997 to August 2001.

James D. Walters (41)	Senior Vice President, Southern Division	Senior Vice President, Southern Division since April 2005; Vice President, Operations – South Carolina and Alabama from August 1998 to March 2005.

Francisco Javier Sauza Del Pozo (54)	Senior Vice President, Mexico
Senior Vice President, Mexico since May 2008; Vice President of Operations from April 2005 to May 2008; President of Border Consulting Group from July 2004 to March 2005; Senior Manager of KPMG and BearingPoint Consulting from January 2000 to June 2004; Partner of Atlanta Consulting Group from February 1998 to January 2000.

Available Information.  The information regarding our website and availability of our filings with the SEC as described in the second paragraph under “Introduction” above is incorporated by reference into this Item 1 of Part I.

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

Unfavorable state legislative or regulatory actions or changes, adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

We are subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties.

During the past year, several state legislative and regulatory proposals were introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  In particular, a legislative initiative to limit the accessibility of installment credit to consumers in Illinois and to curb perceived abuses prevalent in some forms of consumer lending remains under consideration by the Illinois legislature.  At this point in time it is impossible to predict what the ultimate legislative result, if any, of this initiative will be.  See “—Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below.

In addition, any adverse change in existing laws or regulations, or any adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or could lower or eliminate the profitability of our operations going forward by, among other things, reducing the amount of interest and fees we can charge in connection with our loans.  If these or other factors lead us to close our offices in a state, then in addition to the loss of net revenues attributable to that closing, we would also incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use.  If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our offices and our employees in that state, with little or no revenues to offset those costs.

Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations.

In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities are under review and are subject to change as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political and media focus on issues of consumer and borrower protection.  See “—Media reports and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below.  Any changes in such laws and regulations could force us to modify, suspend or cease part, or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Various legislative proposals addressing consumer credit transactions have been introduced in the U.S. Congress within the past calendar year. One such bill, affecting certain aspects of the credit card industry (H.R. 627), recently passed both houses of Congress and was signed into law on May 22, 2009.Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  For instance, on February 26, 2009, U.S. Senator Richard Durbin introduced a bill (S. 500) in Congress to establish a federally defined, all inclusive rate cap of 36% per year for all consumer credit transactions. Similar bills (including, but not limited to, H. R. 1608 and H. R. 1640) have also been introduced in the House of Representatives. Other recently proposed federal legislation would create a new federal agency to oversee consumer credit and regulate the types of consumer financial products on the market. The proposed legislation would empower the new federal agency to effectively ban any consumer credit products that it determined to involve “inappropriate consumer credit practices.”  In addition to these bills, the Obama Administration agenda states that U.S. President Barack Obama and Vice President Joseph Biden seek to extend a 36% APR limit to all consumer credit transactions.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services, such as that proposed in the Durbin bill in its current form or in similar congressional bills would, if enacted, almost certainly eliminate our ability to continue our current operations.

Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.

Consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict our products and services.  These critics frequently characterize our products and services as predatory or abusive toward consumers.  If this negative characterization of the consumer installment loans we make and/or and ancillary services we provide becomes widely accepted by government policy makers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected.  Negative perception of our products and services could also result in increased scrutiny from regulators and potential litigants, encourage restrictive local zoning rules and make it more difficult to obtain government approvals necessary to open or acquire new offices.  Such trends could materially adversely affect our business, prospects, results of operations and financial condition.  See also, “—Unfavorable state legislative or regulatory actions or changes, adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition,” and “—Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations.”

Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 3.1% of our revenues and 3.0% of our gross loans receivable for the year ended March 31, 2009, we intend to continue opening offices and expanding our presence in Mexico.  In addition, if to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.  Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, disruption from political unrest and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S.  Our success in conducting foreign operations will depend, in large part, on our ability to succeed in differing economic, social and political conditions.  Among other things, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers.  We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

We have devoted significant management time and financial resources to expanding our operations into Mexico.  Our international operations have increased the complexity of our organization and the administrative, operating and legal cost of operating our business.  Penetrating new markets will likely require additional marketing expenses and incremental start-up costs.  We may, although we have no such current plans, decide to reduce fees, or even temporarily operate loan offices at a loss, in order to build brand recognition and establish a foothold in these new markets.  Additionally, as a foreign business we are subject to local regulations, tariffs and labor controls to which other domestic businesses may not be subject.  Our financial results also may be negatively affected by tax rates in Mexico or as a result of withholding requirements and tax treaties with those countries.  Moreover, if political, regulatory or economic conditions deteriorate or social unrest or the level of criminal activity continues to increase in Mexico, our ability to expand and maintain our international operations could be impaired or the costs of doing so could increase, either of which could further erode our business, prospects, results of operations and financial condition.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur, but such changes could also affect our ability to originate loans.  If the interest we pay on our revolving credit facility or any other debt increases, our earnings would be adversely affected because the Company is generally charging the maximum fees allowed by the respective state’s regulatory agency.  Additional information regarding interest rate risk is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk and Inflation.”

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

We have an existing revolving credit agreement committed through September 2010 that allows us to borrow up to $187.0 million, assuming we are in compliance with a number of covenants and conditions.   Because we typically use substantially all of our available cash generated from our operations to repay borrowings on our revolving credit agreement on a current basis, we have limited cash balances and we expect that a significant portion of our liquidity needs will be funded primarily from borrowings under our revolving credit agreement.   As of March 31, 2009, we had approximately $73.7 million available for future borrowings under this agreement, excluding the seasonal line which expires each March 31.    Due to the seasonal nature of our business, our borrowings are historically the highest during the third quarter and the lowest during the fourth quarter.    If our  existing sources  of liquidity become insufficient  to  satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  See “—Adverse conditions in the capital and credit markets generally, any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility, or other factors outside our control, could affect the Company’s ability to meet its liquidity needs and its cost of capital,” “—Our revolving credit agreement contains restrictions and limitations that could significantly affect our ability to operate our business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our liquidity risks.

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
•      Redeeming or purchasing or prepaying principal or interest on subordinated debt;
•      Incurring additional indebtedness; and
•      Entering into a merger, consolidation or sale of substantial assets or subsidiaries.

The breach of any covenants or obligation in our revolving credit agreement will result in a default.  If there were an event of default under our revolving credit agreement, the lenders under the revolving credit agreement could cause all amounts outstanding thereunder to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under our other existing or future debt instruments.  As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy.  If we were unable to repay, refinance or restructure our indebtedness under our revolving credit agreement, the lenders under that agreement could proceed against the collateral securing that indebtedness.  Our obligations under the revolving credit agreement are guaranteed by each of our existing and future subsidiaries. The borrowings under the revolving credit agreement and the subsidiary guarantees are secured by substantially all of our assets and the assets of the subsidiary guarantors.  In addition, borrowings under the revolving credit agreement are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the subsidiary guarantors.  In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit agreement and any other existing or future debt of ours would be entitled to payment in full from our assets before distributions, if any, were made to our shareholders.

Adverse conditions in the capital and credit markets generally, any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility or other factors outside our control, could affect the Company’s ability to meet its liquidity needs and its cost of capital.

The severe turmoil that has persisted in the domestic and global credit and capital markets and broader economy since last year has negatively affected corporate liquidity, equity values, credit agency ratings and confidence in financial institutions.
In addition to cash generated from operations, the Company depends on borrowings from institutional lenders to finance its operations, acquisitions and office expansion plans.  Therefore, notwithstanding the Company’s belief that its current liquidity position is adequate, the Company is not insulated from the pressures and potentially negative consequences of the current financial crisis.

The Company has a $187.0 million base revolving credit facility with a syndicate of banks.  The syndicate’s current commitment under this facility extends through the end of September, 2010.  As a result of the recent turmoil, there have been reports that some banks and other providers of credit have been unable or unwilling to meet their existing commitments or undertake new commitments to provide funds to commercial borrowers, which has forced some of these borrowers to either curtail certain operations or to seek operating capital from other, and likely more expensive, sources.  Should a similar situation occur with one or more of the members of the syndicate of banks under the Company’s revolving credit facility, the Company would be faced with one or more undesirable alternatives, including the limitation or curtailment of its lending operations, limitation or curtailment of its growth and expansion plans, or an attempt to seek other, and likely more expensive, sources of operating capital in either the corporate credit markets or the equity markets, both of which are currently under significant strain.

More generally, our ability to meet our liquidity needs is subject to numerous risks beyond our control.  These risks include, but are not limited to, downturns, uncertainties or turmoil in the corporate credit and capital markets, the broader economy, the financial services industry or our business operations, as well as political or social unrest, acts of war or terrorism, natural disasters or other such disruptive events.  The occurrence or continuation of one or more of these events could negatively affect the availability, amount or cost of our liquidity, which would adversely affect our ongoing ability to service or refinance debt, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences.  Any substantial, unexpected and/or prolonged change in the availability, amount or cost of liquidity could have a material adverse effect on our financial condition and results of operations.  Additional information regarding our liquidity risk is included under “—We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs,” “—Our revolving credit agreement contains restrictions and limitations that could significantly affect our ability to operate our business” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending activities.  Our ability to collect on loans to individuals, our single largest asset group, depends on the willingness and repayment ability of our borrowers.  Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition.

In particular, during times such as the challenging economic environment we are currently experiencing, we expect that the continuation or worsening of conditions that drive consumer confidence, spending and disposable income (such as unemployment levels, energy costs and wage rates) will adversely affect the levels of delinquencies and charge-offs we experience in our loan portfolio, our provision for loan losses and, accordingly, our profitability.

The concentration of our revenues in certain states could adversely affect us.

We currently operate consumer installment loan offices in 11 states in the United States.  During the fiscal year ended March 31, 2009, our four largest states (measured by total revenues) accounted for approximately 59.0% of our total revenues.  While we believe we have a diverse geographic presence, for the near term we expect that significant revenues will continue to be generated by certain states, largely due to the currently prevailing economic, demographic, regulatory, competitive and other conditions in those states.  Nonetheless, changes to prevailing economic, demographic, regulatory or any other conditions in the markets in which we operate could lead to a reduction in our ability to profitably offer our products and services, a decline in our revenues or an increase in our provision for doubtful accounts that could result in a deterioration of our financial condition.  Any adverse legislative or regulatory change in any one of our states but particularly in any of our larger states could have a material adverse effect on our business, prospects, results of operation or financial condition.

We have a significant amount of goodwill, which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2009 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges which, although not affecting cash flow, could have a material adverse impact on our operating results and financial position.

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase.  This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

We maintain an allowance for loan losses for loans we make directly to consumers.  To estimate the appropriate allowance for loan losses, we consider the amount of outstanding loan balances owed to us, historical delinquency and charge-off trends, and other factors discussed in our consolidated financial statements.

As of March 31, 2009, our allowance for loan losses was $38.0 million.  These amounts, however, are estimates.  If our actual loan losses are greater than our allowance for loan losses, our provision for loan losses would increase.  This would result in a decline in our future revenues and earnings, which also could have a material adverse effect on our stock price.

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

The locations where we have offices may cease to be attractive as demographic or economic patterns change.

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

The annual turnover as of March 31, 2009 among our office employees was approximately 41.1%.  This turnover increases our cost of operations and makes it more difficult to operate our offices.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years.  Our growth strategy, which is based on opening and acquiring offices in existing and new markets, is subject to significant risks.  We cannot assure you that we will be able to expand our market presence in our current markets or successfully enter new markets through the opening of new offices or acquisitions.  Moreover, the start-up costs and the losses from initial operations attributable to each newly opened office place demands upon our liquidity and cash flow, and we cannot assure you that we will be able to satisfy these demands.

In addition, our ability to execute our growth strategy will depend on a number of other factors, some of which are beyond our control, including:

•
the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, to the extent applicable, federal laws and regulations, which are subject to change at any time;

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

We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

Our primary business activity is offering small consumer installment loans together with, in some states in which we operate, related ancillary products.  If we are unable to continue our small consumer installment loan business and/or diversify our operations, our revenues and earnings could decline.  Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other financial institutions who are more diversified and provide other services such as mortgage lending, credit cards, auto financing or other similar services.  External factors, such as changes in laws and regulations, new entrants and enhanced competition, could also make it more difficult for us to operate as profitably as a more diversified company could operate.  Any internal or external change in our industry could result in a decline in our revenues and earnings, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our headquarters building is located in Greenville, South Carolina.  Our information systems and administrative and management processes are primarily provided to our offices from this centralized location, and they could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, destroyed or severely damaged our headquarters.  Any such catastrophic event or other unexpected disruption of our headquarters functions could have a material adverse effect on our business, results of operations and financial condition.

Our business is seasonal in nature, which causes our revenues, collection rates and earnings to fluctuate.  These fluctuations could have a material adverse effect on our results of operations and stock price.

Our business is seasonal because demand for small consumer loans is highest in the third quarter of each year, corresponding to the holiday seasons, and lowest in the fourth quarter of each year, corresponding to our customers’ receipt of income tax refunds.  Our provision for loan losses is historically lowest as a percentage of revenues in the fourth quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year.  This seasonality requires us to manage our cash flows over the course of the year.  If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service our debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our results of operations and stock price.

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

Various provisions and laws could delay or prevent a change of control that shareholders may favor.

Provisions of our articles of incorporation, South Carolina law, and the laws in several of the states in which our operating subsidiaries are incorporated could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our shareholders to change our management.  In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock to approve our merger or consolidation with another corporation.

Overall stock market volatility may materially and adversely affect the market price of our common stock.

World’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to World’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; legal proceedings brought against the Company or its officers; or significant changes in our senior management team.  Of late the stock market in general, and the market for shares of equity securities of many financial service companies in particular, have experienced extreme price fluctuations that have at times been unrelated to the operating performance of those companies.  Such fluctuations and market volatility based on these or other factors may materially and adversely affect the market price of our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2009, the Company had 944 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2009, total lease expense was approximately $14.3 million, or an average of approximately $15,900 per office.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,600 square feet.

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

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's security holders during the fourth fiscal quarter ended March 31, 2009.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.   As of May 29, 2009, there were 81 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

The company did not repurchase any of its common stock during the quarter ended March 31, 2009.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on May 26, 2009 was $18.69.

Market Price of Common Stock

Fiscal 2009
Quarter	High	Low

First	$45.99	$31.91
Second	43.50	31.00
Third	36.25	13.44
Fourth	22.90	10.31

Fiscal 2008
Quarter	High	Low

First	$45.74	$39.27
Second	43.16	27.76
Third	35.59	26.40
Fourth	35.50	19.89

Item 6.   Selected Financial Data

Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share amounts)
	Years Ended March 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Interest and fee income	$331,454	$292,457	$247,007	$204,450	$177,582
Insurance commissions and other income	62,251	53,590	45,311	38,822	33,176
Total revenues	393,705	346,047	292,318	243,272	210,758
Provision for loan losses	85,476	67,542	51,925	46,026	40,037
General and administrative expenses	200,216	179,219	153,627	128,514	112,223
Interest expense	10,389	11,569	9,596	7,137	4,640
Total expenses	296,081	258,330	215,148	181,677	156,900

Income before income taxes	97,624	87,717	77,170	61,595	53,858
Income taxes	36,921	34,721	29,274	23,080	19,868
Net income	60,703	$52,996	$47,896	$38,515	$33,990
Net income per common share (diluted)	$3.69	$3.05	$2.60	$2.02	$1.74
Diluted weighted average shares	16,464	17,375	18,394	19,098	19,558

Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$498,433	$445,091	$378,038	$312,746	$267,024
Allowance for loan losses	(38,021)	(33,526)	(27,840)	(22,717)	(20,673)
Loans receivable, net	460,412	411,565	350,198	290,029	246,351
Total assets	531,254	486,110	411,116	332,784	293,507
Total debt	208,310	214,900	171,200	100,600	83,900
Shareholders' equity	290,386	234,305	215,493	210,430	189,711

Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	17.6%	15.8%	14.5%	15.4%	15.3%
Net charge-offs	16.7%	14.5%	13.3%	14.8%	14.6%
Number of offices open at year-end	944	838	732	620	579

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2004, gross loans receivable have increased at a 16.7% annual compounded rate from $310.1 million to $671.2 million at March 31, 2009.  The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 470 offices to 944 offices as of March 31, 2009.  During fiscal 2010, the Company plans to open or acquire approximately 30 new offices in the United States and 15 new offices in Mexico.

The Company attempts to identify new products and services for marketing to its customer base.  In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base in many states where it operates.  This program is called the “World Class Buying Club.”  Total loan volume under this program was $13.0 million during fiscal 2009, compared to $16.2 million in fiscal 2008.  World Class Buying Club represents less than 2% of the Company’s total loan volume.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 107 separate finance companies, including the Company, and currently supports approximately 1,465  individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate greatly from year to year.  Its net revenues from system sales and support amounted to $2.0 million, $2.2 million and $2.5 million in fiscal 2009, 2008 and 2007, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company also includes in its product line larger balance, lower risk, and lower yielding individual consumer loans.  These loans typically average $1,000 to $3,000, with terms of generally 18 to 24 months, compared to smaller loans, which average $300 to $1,000, with terms of generally 8 to 12 months.  The Company offers the larger loans in all states except Texas, where they are not profitable under our lending criteria and strategy.  Additionally, the Company has purchased over the years numerous larger loan offices and has made several bulk purchases of larger loans receivable.  As of March 31, 2009, the larger loan category accounted for approximately $191.4 million of gross loans receivable, a 22.7% increase over the balance outstanding at March 31, 2008.  At the end of the current fiscal year, this portfolio was 28.5% of the total loan balances, a slight increase from the previous year mix of 26.0%.  Management believes that these loans provide lower expense and loss ratios, and thus provide positive contributions.

The Company offers an income tax return preparation and access to refund anticipation loan program in all but a few of its offices.  Based on the results of this test, the Company expanded this program in fiscal 2000 into substantially all of its offices.  The Company prepared approximately 63,000, 65,000 and 60,000 returns in each of the fiscal years 2009, 2008 and 2007, respectively.  Net revenue generated by the Company from this program during fiscal 2009 amounted to approximately $9.9 million.  The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2009	2008	2007
	(Dollars in thousands)

Average gross loans receivable (1)	$658,587	576,050	480,120
Average net loans receivable (2)	486,776	426,524	358,047

Expenses as a percentage of total revenue:
Provision for loan losses	21.7%	19.5%	17.8%
General and administrative	50.9%	51.8%	52.6%
Total interest expense	2.6%	3.3%	3.3%

Operating margin (3)	27.4%	28.7%	29.7%
Return on average assets	11.6%	11.3%	12.5%

Offices opened and acquired, net	106	106	112
Total offices (at period end)	944	838	732

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

As described below under “– Recently Issued Accounting Pronouncements – Convertible Debt Instruments,” in the first quarter of fiscal 2010, we will be required to adopt FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), and apply it retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  Adoption of FSP APB 14-1 will affect our fiscal 2009 and fiscal 2008 consolidated statements of operations and balance sheets as reported in future periods to the extent described in Note 1, Summary of Significant Accounting Policies in Part II, Item 8 of this report.

Comparison of Fiscal 2009 Versus Fiscal 2008

Net income was $60.7 million during fiscal 2009, a 14.5% increase over the $53.0 million earned during fiscal 2008.  This increase resulted from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $8.7 million, or 8.8%, a reduction in the income tax effective rate and a reduction in interest expense.

Total revenues increased to $393.7 million in fiscal 2009, a $47.7 million, or 13.8%, increase over the $346.0 million in fiscal 2008.   Revenues from the 727 offices open throughout both fiscal years increased by 7.7%.  At March 31, 2009, the Company had 944 offices in operation, an increase of 106 offices from March 31, 2008.

Interest and fee income during fiscal 2009 increased by $39.0 million, or 13.3%, over fiscal 2008.  This increase resulted from an increase of $60.3 million, or 14.1%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company acquiring approximately $9.1 million in net loans and internal growth.  During fiscal 2009, internal growth increased because the Company opened 98 new offices and the average loan balance increased from $877 to $917.

Insurance commissions and other income increased by $8.7 million, or 16.2%, over the two fiscal years.  Insurance commissions increased by $2.0 million, or 6.7%, as a result of the increase in loan volume in states where credit insurance is sold.  Other income increased by $6.6 million, or 28.6%, over the two years, primarily due to a $1.5 million gain on the sale of the foreign currency option and a $5.5 million gain on the extinguishment of $15 million par value of the Convertible Notes.  See Note 8 for further discussion regarding this extinguishment of debt.  This increase was partially offset by approximately a $0.8 million loss related to our interest rate swap.

The provision for loan losses during fiscal 2009 increased by $17.9 million, or 26.6%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2009 amounted to $81.1 million, a 30.9% increase over the $62.0 million charged off during fiscal 2008. Net charge-offs as a percentage of average loans increased from 14.5% to 16.7% when comparing the two annual periods.  We believe the 2.2 percentage point increase resulted from the difficult economic environment and higher energy cost that our customers faced.  Delinquencies on a recency basis increased from 2.6% to 2.7% and on a contractual basis increased from 4.0% to 4.2% at March 31, 2008 and March 31, 2009, respectively.

General and administrative expenses during fiscal 2009 increased by $21.0 million, or 11.7%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, remained flat when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 51.8% in fiscal 2008 to 50.9% during fiscal 2009.  This decrease resulted from management’s ongoing monitoring and control of expenses.

Interest expense decreased by $1.2 million, or 10.2%, during fiscal 2009, as compared to the previous fiscal year as a result of a decrease in interest rates, partially offset by an increase in average debt outstanding of 12.1%.  Average interest rates decreased from 5.4% in fiscal 2008 to 4.4% in fiscal 2009.

Income tax expense increased $2.2 million, or 6.3%, primarily from an increase in pre-tax income.  The decrease in the effective rate from 39.6% to 37.8% was a result of the prior year tax examination discussed in Note 13 to our Consolidated Financial Statements.  At this time, it is too early to predict the outcome on this tax issue and any future recoverability of this charge.   Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest and penalties.

Comparison of Fiscal 2008 Versus Fiscal 2007

Net income was $53.0 million during fiscal 2008, a 10.6% increase over the $47.9 million earned during fiscal 2007.  This increase resulted from an increase in operating income of $12.5 million, or 14.4%, partially offset by an increase in interest expense and income taxes.

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

Insurance commissions and other income increased by $8.3 million, or 18.3%, over the two fiscal years.  Insurance commissions increased by $6.0 million, or 24.5%, as a result of the increase in loan volume in states where credit insurance is sold.  Other income increased by $2.3 million, or 11.0%, over the two years, primarily due to an increase in fees received from income tax return preparation of $1.5 million, an increase in motor club product sales of $1.1 million and an $0.8 million increase in World Class Buying Club sales.  This increase was partially offset by a $1.8 million loss related to our interest rate swap.

The provision for loan losses during fiscal 2008 increased by $15.6 million, or 30.1%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2008 amounted to $62.0 million, a 29.8% increase over the $47.7 million charged off during fiscal 2007. Net charge-offs as a percentage of average loans increased from 13.3% to 14.5% when comparing the two annual periods.  This increase was mainly attributed to a change in the bankruptcy laws which decreased the number of bankruptcy filings in fiscal 2007.  However, in fiscal 2008 the bankruptcy charge-offs returned to more historical levels.  This resulted in the fiscal 2008 net charge-offs being  more in line with historical losses of 14.8% in 2006, 14.6% in 2005, 14.7% in 2004 and 14.6% in 2003.  Delinquencies on a recency basis increased from 2.2% to 2.6% and on a contractual basis increased from 3.6% to 4.0% at March 31, 2007 and March 31, 2008, respectively.

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

Interest expense increased by $2.0 million, or 20.6%, during fiscal 2008, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 40.2%.  This was offset by a decrease in average interest rates from 6.3% in fiscal 2007 to 5.4% in fiscal 2008.

Income tax expense increased $5.4 million, or 18.6%, primarily from an increase in pre-tax income and a charge of $1.5 million related to a tax examination.  A state jurisdiction has completed its examinations and issued a proposed assessment for tax years 2001 through 2006. In consideration of the proposed assessment, net income for fiscal 2008 was reduced by a charge of $1.5 million and the total gross unrecognized tax benefits was increased by $2.3 million in fiscal 2008 as a result of this examination.  As a result, the Company’s effective income tax rate increased to 39.6% for the year ended March 31, 2008 from 37.9% for the year ended March 31, 2007.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2009, 2008, and 2007:

	At March 31,
	2009	2008	2007
	(Dollars in thousands)
Recency basis:
61-90 days past due	$11,304	10,414	7,732
91 days or more past due	6,661	5,003	3,495

Total	$17,965	15,417	11,227

Percentage of period-end gross loans receivable	2.7%	2.6%	2.2%
Contractual basis:
61-90 days past due	$14,223	12,838	9,684
91 days or more past due	13,673	11,123	8,209

Total	$27,896	23,961	17,893

Percentage of period-end gross loans receivable	4.2%	4.0%	3.5%

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

The Company experienced an increase in contractual delinquency from 4.0% at March 31, 2008 to 4.2% at March 31, 2009.  The delinquency rate on a recency basis also increased from 2.6% at the end of fiscal 2008 to 2.7% at the end of the current fiscal year.  Charge-offs as a percent of average loans increased from 14.5% in fiscal 2008 to 16.7% in fiscal 2009.

In fiscal 2009, approximately 84.0% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2009, 2008, and 2007, the percentages of the Company’s loan originations that were refinancings of existing loans were 75.0%, 73.3% and 74.3%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider our customer’s payment history and require that our customer have made at least two payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2009, delinquent refinancings represented 2.1% of the Company’s total loan volume compared to 1.9% in fiscal 2008.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.  However, as a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2009:

	Loan Volume	Percent of	Percent of Total
	by Category	Total Charge-offs	Loans Made by Category

Refinancing	75.0%	73.0%	5.4%
Former borrowers	9.0%	5.9%	4.0%
New borrowers	16.0%	21.1%	11.7%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.  When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.  In accordance with Statement of Accounting Standards No. 5 “Accounting for Contingencies” (SFAS No. 5), the Company accrues an estimated loss if it is probable and can be reasonably estimated.  It is probable that there are losses in the existing portfolio.  To estimate the losses, the Company uses historical information for net charge-offs and average loan life.  This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately nine months and the average loan life is approximately four months.  Based on this method, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2009, 2008, and 2007. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives.  In addition, the entire loan portfolio turns over approximately 3 times during a typical twelve-month period.  Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year.  The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the method employed is in accordance with generally accepted accounting principles.

The Company records acquired loans at fair value based on current interest rates, less an allowance for uncollectibility and collection costs.

Statement of Position No. 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” was adopted by the Company on April 1, 2005.  SOP 03-3 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the SOP.  Management believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of SOP 03-3 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of SOP 03-3 because there is no consideration paid for acquired loans over 60 days delinquent.  For the years ended March 31, 2009, 2008 and 2007, the Company recorded adjustments of approximately $0.5 million, $0.1 million and $0.9 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles.  These adjustments represent the allowance for loan losses on acquired loans which are not within the scope of SOP 03-3.

 The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2009.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2009, 2008, and 2007:

	March 31,
	2009	2008	2007

Balance at the beginning of the year	$33,526,147	27,840,239	22,717,192
Provision for loan losses	85,476,092	67,541,805	51,925,080
Loan losses	(88,728,498)	(68,985,269)	(53,979,375)
Recoveries	7,590,928	6,989,297	6,230,010
Translation adjustment	(306,340)	18,135	(956)
Allowance on acquired loans	462,441	121,940	948,288
Balance at the end of the year	$38,020,770	33,526,147	27,840,239
Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.6%	7.5%	7.4%
Net charge-offs as a percentage of average loans receivable (1)	16.7%	14.5%	13.3%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2009 and 2008.

	At or for the Three Months Ended
	2009				2008
	First,	Second,	Third,	Fourth,	First,	Second,	Third,	Fourth,

	(Dollars in thousands)

Total revenues	$88,421	91,721	99,656	113,907	76,389	80,198	88,043	101,417
Provision for loan losses	17,857	23,307	29,490	14,822	14,217	18,416	23,224	11,685
General and administrative expenses	48,790	48,379	51,716	51,331	42,191	41,930	47,470	47,628
Net income	12,052	10,664	10,004	27,983	10,850	10,466	7,288	24,392

Gross loans receivable	$632,715	667,179	736,234	671,176	544,964	571,319	663,217	599,509
Number of offices open	872	907	923	944	782	817	831	838

Recently Issued Accounting Pronouncements

 Business Combinations

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning on or after December 15, 2008 and would therefore impact our accounting for future acquisitions beginning in fiscal 2010.

Disclosures about Derivative Instruments and Hedging Activities

Statement 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,“ requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008.  See Note 9 to our Consolidated Financial Statements.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007.  The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

Convertible Debt Instruments

On May 9, 2008, the FASB issued FASB Staff  Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments.  FSP APB 14-1 is effective for the first fiscal period beginning after December 15, 2008 and must be applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  We will be required to adopt FSP APB 14-1 in the first quarter of fiscal 2010.  See Item 8, Financial Statements and Supplementary Data, Note 1:  Summary of Significant Accounting Policies for a description of the impact on our Consolidated Financial Statements.

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of assessing the effect that the adoption of EITF 07-5 will have on our Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flow from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $310.1 million at March 31, 2004 to $671.2 million at March 31, 2009, net cash provided by operating activities for fiscal years 2009, 2008 and 2007 was $153.9 million, $136.0 million and $110.1 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment or repurchase of long-term indebtedness and the repurchase of its common stock.  In November 2007 and February 2008, the Board of Directors authorized the Company to increase its share repurchase program by an additional $10 million, respectively. As of March 31, 2009, 6,454,144 shares have been repurchased since 2000 for respective aggregate purchase price of approximately $149.7 million. During fiscal 2009 the Company repurchased 288,700 shares for $7.8 million. During fiscal 2009, the Company repurchased $15.0 million par value of its Convertible Senior Subordinated notes payable.  The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open or acquire approximately 30 branches in the United States and 15 branches in Mexico in fiscal 2010.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2009.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired a net of 11 offices and a number of loan portfolios from competitors in 7 states in 14 separate transactions during fiscal 2009. Gross loans receivable purchased in these transactions were approximately $10.9 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $187.0 million base credit facility with a syndicate of banks.  In addition to the base revolving credit commitment, there is a $30 million seasonal revolving credit commitment available November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period.  The credit facility will expire on September 30, 2010.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 1.80% per annum.  At March 31, 2009, the interest rate on borrowings under the revolving credit facility was 3.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2009, $113.3 million was outstanding under this facility, and there was $73.7 million of unused borrowing availability under the borrowing base limitations, excluding the seasonal line which expires each March 31.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these agreements at March 31, 2009 and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3% convertible senior subordinated notes due October 1, 2011.  See Note 7 to the Consolidated Financial Statements included in this report for more information regarding this transaction.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,

	2010	2011	2012	2013	2014	Thereafter	Total
Convertible Senior Subordinated Notes Payable	$-	$-	$95,000	$-	$-	$-	$95,000

Maturities of Notes Payable	-	113,310	-	-	-	-	113,310

Interest Payments on Convertible Senior Subordinated Notes Payable	2,850	2,850	2,850	-	-	-	8,550

Interest Payments on Notes Payable	3,683	1,841	-	-	-	-	5,524

Minimum Lease Payments	12,977	8,416	3,840	843	217	-	26,293

Total	$19,510	$126,417	$101,690	$843	$217	$-	$248,677

As of March 31, 2009, the Company’s contractual obligations relating to FIN 48 included unrecognized tax benefits of $3.9 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the next twelve months, and for the foreseeable future thereafter, to fund the expected cost of opening or acquiring new offices, including funding  initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices.  Except as otherwise discussed in this report, including in Part 1, Item 1A, “Risk Factors,” management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A, “Risk Factors,” for a further discussion of risks and contingencies that could affect our business, financial condition and liquidity.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2009, the Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and an interest rate swap.  Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value of $61,701,550 represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $113.3 million at March 31, 2009.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.

Based on the outstanding balance at March 31, 2009, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $633,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.  This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.  In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.  In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income.  As of March 31, 2009 the fair value of the interest rate swap was a liability of $2.4 million and included in other liabilities.  The change in fair value from the beginning of the year, recorded as an unrealized loss in other income, was approximately $773,000.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933.  Interest on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.  During fiscal 2009, the company repurchased and cancelled $15.0 million of the convertible senior subordinated notes.  See Note 8 to the Consolidated Financial Statements included in this report for more information regarding these repurchases.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes.  International revenues were approximately 3.1% of total revenues for the year ended March 31, 2009 and net loans denominated in Mexican pesos were approximately $12.0 million (USD) at March 31, 2009.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, an analysis was performed assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At March 31, 2009, the analysis indicated that such market movements would not have had a material effect on the consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2009.  The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

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

Legal Matters

As of March 31, 2009, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
	March 31,
	2009	2008
Assets
Cash and cash equivalents	$6,260,410	7,589,575
Gross loans receivable	671,175,985	599,508,969
Less:
Unearned interest and deferred fees	(172,743,440)	(154,418,105)
Allowance for loan losses	(38,020,770)	(33,526,147)
Loans receivable, net	460,411,775	411,564,717
Property and equipment, net	23,060,360	18,654,010
Deferred income taxes	16,983,275	22,134,066
Other assets, net	9,970,016	10,818,057
Goodwill	5,580,946	5,352,675
Intangible assets, net	8,987,551	9,997,327

	$531,254,333	486,110,427
Liabilities and Shareholders' Equity
Liabilities:
Senior notes payable	113,310,000	104,500,000
Convertible senior subordinated notes payable	95,000,000	110,000,000
Other notes payable	-	400,000
Income taxes payable	11,253,460	18,039,242
Accounts payable and accrued expenses	21,304,466	18,865,913
Total liabilities	240,867,926	251,805,155

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 16,211,659 and 16,278,684 shares at March 31, 2009 and 2008, respectively	-	-
Additional paid-in capital	2,420,916	1,323,001
Retained earnings	292,195,154	232,812,768
Accumulated other comprehensive income (loss), net of tax	(4,229,663)	169,503
Total shareholders' equity	290,386,407	234,305,272
Commitments and contingencies
	$531,254,333	486,110,427

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008	2007

Revenues:
Interest and fee income	$331,453,835	292,457,259	247,007,668
Insurance commissions and other income	62,251,485	53,589,595	45,310,752
Total revenues	393,705,320	346,046,854	292,318,420
Expenses:
Provision for loan losses	85,476,092	67,541,805	51,925,080
General and administrative expenses:
Personnel	130,674,094	119,483,185	102,824,945
Occupancy and equipment	25,577,437	21,554,655	17,397,672
Data processing	2,307,172	2,112,399	2,159,712
Advertising	13,067,079	12,647,576	10,277,796
Amortization of intangible assets	2,454,872	2,505,465	2,885,202
Other	26,136,095	20,915,465	18,081,517
	200,216,749	179,218,745	153,626,844
Interest expense	10,388,510	11,569,110	9,596,116
Total expenses	296,081,351	258,329,660	215,148,040

Income before income taxes	97,623,969	87,717,194	77,170,380
Income taxes	36,920,499	34,721,036	29,274,000
Net income	$60,703,470	52,996,158	47,896,380

Net income per common share:
Basic	$3.74	3.11	2.66
Diluted	$3.69	3.05	2.60

Weighted average shares outstanding:
Basic	16,239,883	17,044,122	18,018,370
Diluted	16,464,403	17,374,746	18,393,728

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
.
			Accumulated
	Additional		Other	Total	Total
	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Capital	Earnings	Income (Loss), Net	Equity	Income

Balances at March 31, 2006	$1,209,358	209,270,853	(50,092)	210,430,119

Proceeds from exercise of stock options (331,870 shares), including tax benefits of $2,937,122	6,423,279	-	-	6,423,279
Common stock repurchases (1,209,395 shares)	(6,698,538)	(47,397,425)	-	(54,095,963)
Issuance of restricted common stock under stock option plan (33,442 shares)	449,331	-	-	449,331
Stock option expense	3,481,617	-	-	3,481,617
Tax benefit from Convertible note	9,359,000	-	-	9,359,000
Proceeds from sale of warrants associated with convertible notes	16,155,823	-	-	16,155,823
Purchase of call option associated with convertible notes	(24,609,205)	-	-	(24,609,205)
Other comprehensive income	-	-	2,266	2,266	2,266
Net income	-	47,896,380	-	47,896,380	47,896,380
Total comprehensive income	-	-	-	-	47,898,646

Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FIN 48	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	52,996,158	-	52,996,158	52,996,158
Total comprehensive income	-	-	-	-	53,213,487

Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272

Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Other comprehensive income	-	-	(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	60,703,470	-	60,703,470	60,703,470
Total comprehensive income	-	-	-	-	56,304,304

Balances at March 31, 2009	$2,420,916	292,195,154	(4,229,663)	290,386,407

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$60,703,470	52,996,158	47,896,380
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	2,454,872	2,505,465	2,885,202
Amortization of loan costs and discounts	745,031	763,262	379,634
Provision for loan losses	85,476,092	67,541,805	51,925,080
Depreciation	4,784,014	3,760,461	3,057,658
Gain on the extinguishment of debt	(5,520,248)	-	-
Deferred tax expense (benefit)	5,128,126	(3,127,924)	(1,250,000)
Compensation related to stock option and restricted stock plans	4,650,260	5,286,344	3,930,948
Loss on interest rate swap	773,046	1,762,662	400,000

Change in accounts:
Other assets, net	(361,495)	(1,134,756)	(262,450)
Income taxes payable	(6,875,999)	4,973,728	1,237,238
Accounts payable and accrued expenses	1,956,920	695,405	(111,497)
Net cash provided by operating activities	153,914,089	136,022,610	110,088,193

Cash flows from investing activities:

Increase in loans receivable, net	(128,590,255)	(125,822,271)	(95,963,365)
Net assets acquired from office acquisitions, primarily loans	(9,153,680)	(3,220,879)	(16,269,811)
Increase in intangible assets from acquisitions	(1,673,367)	(1,755,698)	(2,123,853)
Purchases of property and equipment, net	(9,862,860)	(7,976,013)	(6,189,997)
Net cash used in investing activities	(149,280,162)	(138,774,861)	(120,547,026)

Cash flows from financing activities:

Net change in bank overdraft	-	-	1,544,231
Proceeds (repayment) of senior revolving notes payable, net	8,810,000	43,900,000	(39,200,000)
Proceeds from convertible senior subordinated notes	-	-	110,000,000
Repayment of convertible senior subordinated notes	(9,179,752)	-	-
Repayment of other notes payable	(400,000)	(200,000)	(200,000)
Proceeds from exercise of stock options	1,654,361	1,614,340	3,486,157
Repurchase of common stock	(7,848,764)	(41,862,144)	(54,095,963)
Tax benefit from exercise of stock options	1,320,974	1,110,598	2,937,122
Proceeds from sale of warrants associated with convertible notes	-	-	16,155,823
Loan cost associated with convertible notes	-	-	(3,814,188)
Purchase of call options associated with convertible notes	-	-	(24,609,205)
Net cash (used in) provided by financing activities	(5,643,181)	4,562,794	12,203,977

(Decrease) increase in cash and cash equivalents	(1,009,254)	1,810,543	1,745,144

Effect of foreign currency fluctuations on cash	(319,911)	-	-

Cash and cash equivalents at beginning of year	7,589,575	5,779,032	4,033,888

Cash and cash equivalents at end of year	$6,260,410	7,589,575	5,779,032

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

As of March 31, 2009, the Company operated 881 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama.  The Company also operated 63 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

ParaData provides data processing systems to 107 separate finance companies, including the Company.  At March 31, 2009 and 2008, ParaData had total assets of $1.7 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2009, 2008 and 2007 were $2.0 million, $2.2 million and $2.5 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under SFAS 131, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama.  In addition, the Company also originates direct cash consumer loans in Mexico.  During fiscal 2009 and 2008, the Company originated loans generally ranging up to $3,000, with terms of 24 months or less.  Experience indicates that a majority of the direct cash consumer loans are refinanced, and the Company accounts for the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company’s lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans.  Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.   When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.   The allowance for loan losses has an allocated and an unallocated component.  The Company uses historical and current economic information for net charge-offs by loan type and average loan life by loan type to estimate the allocated component of the allowance for loan losses.

 This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately nine months and the average loan life is approximately four months.   The allowance for loan loss model also reserves 100% of the principal on loans greater than 90 days past due on a recency basis.  Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Operating Leases

The Company’s office leases typically have a lease term of three years and contain lessee renewal options and cancellation clauses in the event of regulatory changes.  The Company typically renews its leases for one or more option periods.  Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance cost and other deposits.

Derivatives and Hedging Activities

The Company uses interest rate swaps and foreign currency options to economically hedge the variable cash flows associated with $50 million of its LIBOR-based borrowings and currency fluctuations.  Interest rate swap agreements and foreign currency options are carried at fair value.  Changes to fair value are recorded each period as a component of the statement of operations.  See Note 9 for further discussion related to the interest rate swaps.  As of March 31, 2009, the Company did not have a foreign currency option outstanding.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 5 to 20 years with a weighted average of approximately 9 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which are individual offices.  Our components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2009, the Company had 83 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assess impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and our plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any material impairment charges for the fiscal years 2009, 2008 and 2007.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, other note payables, foreign currency options and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable.   Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility and other note payables have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.  The fair value of convertible subordinated notes payable is based on the current quoted market price which was $61,701,550 and $88,385,000 as of March 31, 2009 and 2008, respectively. The carrying value of the convertible subordinated notes payable was $95,000,000 and $110,000,000 at March 31, 2009 and 2008, respectively.  The swaps and option are valued based on information from a third party broker.

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

Non-file Insurance

Non-file premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are remitted to a third-party insurance company.  Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see Note 11).

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

Beginning with the adoption of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes” as of April 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probably of being sustained.

Supplemental Cash Flow Information

For the years ended March 31, 2009, 2008, and 2007, the Company paid interest of $9,373,237, $10,788,530 and $9,686,128, respectively.

For the years ended March 31, 2009, 2008, and 2007, the Company paid income taxes of $37,302,456, $32,018,340 and $26,478,254, respectively.

Supplemental non-cash financing activities for the years ended March 31, 2009, 2008, and 2007, consist of:

	2009	2008	2007

Tax benefit from convertible note	$-	-	9,359,000

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

Reclassifications

Certain reclassification entries have been made for fiscal 2008 and 2007 to conform with fiscal 2009 presentation.  There was no impact on shareholders’ equity or net income previously reported as a result of these reclassifications.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 15).

At March 31, 2009, the Company had several share-based employee compensation plans, which are described more fully in Note 15. Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized during fiscal years 2007, 2008 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2009, the Company operated in 11 states in the United States as well as in Mexico. For the years ended March 31, 2009, 2008 and 2007, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 59%, 62% and 62%, respectively, of the Company's total revenues.

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

Disclosures about Derivative Instruments and Hedging Activities

On March 19, 2008, the FASB adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”) “Disclosure About Derivative Instruments and Hedging Activities,” which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. SFAS 161 expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008 (See Note 9).

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of assessing the effect that the adoption of EITF 07-5 will have on our Consolidated Financial Statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, ”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets.  FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company will be required to adopt FSP FAS 142-3 to intangible assets acquired beginning with the first quarter of fiscal 2010.

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company beginning April 1, 2009 and will be applied restrospectively to all periods presented. The impact of FSP APB 14-1 to the Company will be significant. Specifically, the Company’s 3.0% Convertible Subordinated Notes, which were issued in October 2006 for total proceeds of $110,000,000, fall into the scope of FSP APB 14-1 due to the fact that they may be settled in cash, shares of the Company’s common stock or a combination of cash or shares of the Company’s common stock at the Company’s election. As a result, the Company will bifurcate the 3.0% Convertible Subordinated Notes between its debt and equity components and then accrete the value of the debt back to its face value through additional non-cash interest expense. The Company estimates that this will result in approximately $11.3 million of additional interest expense being recorded through 2012, of which approximately $4.3 million will be recorded during 2010.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.  SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  SFAS No. 157 does not expand the use of fair value to any new circumstances.  Effective April 1, 2008, the first day of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.  See Note 17 “Fair Value” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

(2)	Accumulated Other Comprehensive Loss

The Company applies the provision of FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  The following summarizes accumulated other comprehensive loss as of March 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at beginning of year	$169,503	$(47,826)	(50,092)
Unrealized gain (loss) from foreign exchange translation adjustment	(4,399,166)	217,329	2,266
Total accumulated other comprehensive loss	$(4,229,663)	$169,503	(47,826)

(3)	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2009, 2008, and 2007:
	March 31,

	2009	2008	2007

Balance at the beginning of the year	33,526,147	27,840,239	22,717,192
Provision for loan losses	85,476,092	67,541,805	51,925,080
Loan losses	(88,728,498)	(68,985,269)	(53,979,375)
Recoveries	7,590,928	6,989,297	6,230,010
Translation adjustment	(306,340)	18,135	(956)
Allowance on acquired loans	462,441	121,940	948,288
Balance at the end of the year	$38,020,770	33,526,147	27,840,239

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

For the years ended March 31, 2009, 2008 and 2007, the Company recorded adjustments of approximately $0.5 million, $0.1 million and $0.9 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles.  These adjustments represent the allowance for loan losses on acquired loans that do not meet the scope of SOP 03-3 (also see Note 1).

(4)	Property and Equipment

Property and equipment consist of:

	March 31,
	2009	2008

Land	$250,443	250,443
Buildings and leasehold improvements	11,323,770	9,584,129
Furniture and equipment	31,086,255	27,971,656
	42,660,468	37,806,228
Less accumulated depreciation and amortization	(19,600,108)	(19,152,218)
Total	$23,060,360	18,654,010

Depreciation expense was approximately $4,784,000, $3,760,000 and $3,058,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

(5)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:
	March 31, 2009		March 31. 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Cost of acquiring existing customers	$19,522,401	$(10,827,445)	$18,162,305	$(8,614,957)
Value assigned to non-compete agreements	$7,956,643	(7,664,048)	7,871,643	(7,421,664)
Total	$27,479,044	$(18,491,493)	$26,033,948	$(16,036,621)

The estimated amortization expense for intangible assets for the years ended March 31 is as follows: $2.2 million for 2010; $1.7 million for 2011, $1.4 million for 2012; $1.1 million for 2013; $0.7 million for 2014; and an aggregate of $1.9 million for the years thereafter.

(6)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2009 and 2008:
	March 31,
	2009	2008

Balance at beginning of year	$5,352,675	5,039,630
Goodwill acquired during the year	228,271	313,045
Balance at March 31, 2009	$5,580,946	5,352,675

The Company performed an annual impairment test as of March 31, 2009, and determined that none of the recorded goodwill was impaired.

(7)	Notes Payable

The Company's notes payable consist of:

Senior Notes Payable $187,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $187 million, with $113,310,000 outstanding at March 31, 2009, subject to a borrowing base formula. An additional $30 million is available as a seasonal revolving credit commitment from November 15 of each year through March 31 of the immediately succeeding year to cover the increase in loan demand during this period.   The Company may borrow, at its option, at the rate of prime or LIBOR plus 1.80%.  At March 31, 2009 and 2008, the Company’s interest rate was 3.25% and 5.25%, respectively, and the unused amount available under the revolver at March 31, 2009 was $73.7 million, excluding the $30 million dollar seasonal line which expires each March 31.  The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on September 30, 2010.

A member of the Company’s Board of Directors served as a Director of The South Financial Group, which is the parent of Carolina First Bank.  As of March 31, 2009, Carolina First Bank had committed to fund up to $25.9 million under the credit facility, including $3.6 million for the seasonal line.

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

The contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were approximately $3.6 million and are being amortized over the period the convertible senior notes are outstanding.

Convertible Notes Hedge Strategy

Concurrent and in connection with the sale of the Convertible Notes, the Company purchased call options to purchase shares of the Company’s common stock equal to the conversion rate as of the date the options are exercised for the Convertible Notes, at a price of $62.41 per share. The cost of the call options totaled $24.6 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 1,762,519 shares of the Company’s common stock at a price of $73.97 per share and received net proceeds from the sale of these warrants of $16.2 million. Taken together, the call option and warrant agreements increased the effective conversion price of the Convertible Notes to $73.97 per share. The call options and warrants must be settled in net shares. On the date of settlement, if the market price per share of the Company’s common stock is above $73.97 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $73.97 per share.

The warrants have a strike price of $73.97 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof. There were no underwriting commissions or discounts in connection with the sale of the warrants.

In accordance with EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock,” the Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends.  At March 31, 2009, $38.7 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock, or the repurchase of subordinated debt.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.  The Company was in compliance with the various debt covenants for all periods presented.

 The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2009, are as follows: 2010, $0; 2011, $113,310,000; 2012, $95,000,000; 2013, $0; and none thereafter.

(8)	Extinguishment Of Debt

In December 2008 and March 2009, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $15 million of its convertible senior subordinated notes due October 11, 2011 (the “Convertible Notes”) at an average discount to face value of approximately 38.8%. The Company spent approximately $9.2 million in the aggregate on these repurchases. The repurchases left $95 million principal amount of the Convertible Notes outstanding.  The transactions were treated as an extinguishment of debt for accounting purposes.  The Company recorded a gain of approximately $5.5 million on the repurchase of the Convertible Notes, which was partially offset by the write-off of $300,000 of deferred financing costs associated with the repurchase and cancellation of Convertible Notes.

In May 2009, the Company repurchased, in a privately negotiated transaction, $10 million at an average discount to face value of approximately 33.0%.  The Company spent approximately $6.8 million and recorded a gain of approximately $2.3 million, which was partially offset by the write-off of $165,000 of deferred financing cost associated with the repurchase and cancellation of Convertible Notes.  As of May 2009, $85.0 million principal amount of the Convertible Notes was outstanding.

(9)	Derivative Financial Instruments

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

On May 15, 2008, the Company entered into a $10 million foreign currency exchange option to economically hedge its foreign exchange risk relative to the Mexican peso.  Under the terms of the option contract, the Company could exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar.  The option was sold in October 2008 and the Company recorded a $1.5 million net gain.

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

	Interest	Foreign Currency
	Rate Swaps	Exchange Option
March 31, 2009:
Accounts payable and accrued expenses	$(2,443,666)	$-
Fair value of derivative instrument	$(2,443,666)	$-

March 31, 2008:
Accounts payable and accrued expenses	$(1,670,618)	$6,900
Fair value of derivative instrument	$(1,670,618)	$6,900

Both of the interest rate swaps are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	Year Ended
	March 31,	March 31,
	2009	2008
Realized gains (losses):
Interest rate swaps – included as a component of interest expense	$(895,813)	$39,042
Foreign currency exchange option – included as a Component of other income	$(1,548,500)	$-

Unrealized gains (losses) included as a component of other income
Interest rate swaps	$(773,047)	$(1,762,662)

Foreign currency exchange option	$-	$6,900

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

(10)	Insurance Commissions and other income

Insurance commissions and other income for the years ending March 31, 2009, 2008 and 2007 consist of :

	2009	2008	2007

Insurance commissions	$32,340,496	30,403,085	24,420,121
Tax return preparation revenue	9,868,849	9,657,325	8,126,504
Gain on extinguishment of debt, net	5,520,248	-	-
Auto club membership revenue	4,088,500	4,297,327	3,848,344
World Class Buying Club revenue	3,780,851	4,582,273	3,734,453
Other	6,652,541	4,649,585	5,181,330
Insurance commissions and other income	$62,251,485	53,589,595	45,310,752

(11)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-file insurance activity for the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007

Insurance premiums written	$5,768,316	5,885,108	5,356,161
Recoveries on claims paid	$598,887	553,035	503,986
Claims paid	$5,620,489	5,987,181	5,451,094

(12)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2009, are as follows:

2010	12,976,665
2011	8,416,221
2012	3,840,119
2013	843,234
2014	216,515
Thereafter	-
Total future minimum lease payments	$26,292,754

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2009, 2008 and 2007, was $14,257,168, $12,198,271 and $9,555,103, respectively.

(13)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended March 31, 2009:
U.S. Federal	$27,210,458	5,211,924	32,422,382
State and local	4,537,889	(83,798)	4,454,091
Foreign	44,026	-	44,026
	$31,792,373	5,128,126	36,920,499

Year ended March 31, 2008:
U.S. Federal	$33,113,415	(2,280,364)	30,833,051
State and local	4,149,913	(847,560)	3,302,353
Foreign	585,632	-	585,632
	$37,848,960	(3,127,924)	34,721,036

Year ended March 31, 2007:
U.S. Federal	$26,532,000	(1,256,000)	25,276,000
State and local	3,947,000	39,000	3,986,000
Foreign	45,000	(33,000)	12,000
	$30,524,000	(1,250,000)	29,274,000

Income tax expense was $36,920,499, $34,721,036 and $29,274,000, for the years ended March 31, 2009, 2008 and 2007, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2009	2008	2007

Expected income tax	$34,168,389	30,701,018	27,010,000
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,895,159	2,146,587	2,591,000
Change in valuation allowance	(405,425)	(335,361)	207,000
Insurance income exclusion	(108,636)	(117,834)	(167,000)
Uncertain tax positions	539,211	1,408,734	-
Other, net	(168,199)	917,892	(367,000)
	$36,920,499	34,721,036	29,274,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$14,167,863	12,533,595
Unearned insurance commissions	8,790,135	7,794,408
Accounts payable and accrued expenses primarily related to employee benefits	6,512,665	4,223,506
Accrued interest receivable	2,595,154	2,450,352
Convertible notes	4,029,411	7,367,233
Unrealized losses	909,896	625,164
Other	114,804	172,944

Gross deferred tax assets	37,119,928	35,167,202
Less valuation allowance	(1,214)	(406,639)
Net deferred tax assets	37,118,714	34,760,563

Deferred tax liabilities:
Fair value adjustment for loans	(13,669,377)	(6,906,863)
Property and equipment	(2,342,782)	(1,926,228)
Intangible assets	(1,845,039)	(1,940,150)
Deferred net loan origination fees	(1,402,423)	(1,267,454)
Prepaid expenses	(544,657)	(585,802)
Other	(331,161)	-

Gross deferred liabilities	(20,135,439)	(12,626,497)

Net deferred tax assets	$16,983,275	22,134,066

The valuation allowance for deferred tax assets as of March 31, 2009 and 2008 was $1,214 and $406,639, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2009 and 2008 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical  taxable  income  and  projections  for  future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2009.   The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We are required to assess whether the earnings of our Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of March 31, 2009, the Company has determined that $260,996 of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiary will be permanently reinvested.

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, on April 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of March 31, 2009 and March 31, 2008, the Company had $4,715,681 and $8,764,255 of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $2,747,945 and $2,208,734, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at April 1, 2008	7,524,920
Gross increases for tax positions of prior years	726,545
Gross increases for tax positions of current year	506,322
Settlements	(4,843,589)
Lapse of statute of limitations	(42,173)
Unrecognized tax benefits balance at March 31, 2009	3,872,025

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2009, the Company had $843,656 accrued for gross interest, of which $395,679 was a current period benefit.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.7 million in fiscal 2008.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge.  Until the tax issue is resolved, the Company expects to accrue approximately $40,000 per quarter for interest.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$60,703,470	16,239,883	$3.74

Effect of Dilutive Securities
Options and restricted stock	-	224,520

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$60,703,470	16,464,403	$3.69

	For the year ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$52,996,158	17,044,122	$3.11

Effect of Dilutive Securities
Options and restricted stock	-	330,624

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$52,996,158	17,374,746	$3.05

	For the year ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$47,896,380	18,018,370	$2.66

Effect of Dilutive Securities
Options and restricted stock	-	375,358

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$47,896,380	18,393,728	$2.60

Options to purchase 130,583, 183,030 and 77,556 shares of common stock at various prices were outstanding during the years ended March 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

(15)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,078,987, $1,078,896 and $948,519, for the years ended March 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The Company selects the key executives who participate in the SERP.  The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  For the years ended March 31, 2009, 2008 and 2007, contributions of $806,792, $836,977 and $474,865, respectively were charged to operations related to the SERP.  The unfunded liability was $4,722,000, $4,000,000 and $2,989,000, as of March 31, 2009, 2008 and 2007, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions; an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan.  As of March 31, 2009 and 2008, the balance outstanding was $0 and $101,123, respectively, under this plan.

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan and a 2005 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2009, there were 841,700 shares available for grant under the plans.

The fair value of the Company’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that ultimately will not complete their vesting requirements.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide a precise single measure of fair value for the Company’s employee stock options.

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2009, 2008 and 2007 was $8.51, $14.41 and $26.44 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2009	2008	2007

Dividend yield	0%	0%	0%
Expected volatility	50.67%	43.0%	43.4%
Average risk-free interest rate	2.75%	4.00%	4.69%
Expected life	5.9 years	6.9 years	7.5 years
Vesting period	5 years	5 years	5 years

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

Option activity for the year ended March 31, 2009, was as follows:

	2009
			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise		Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of year	1,274,217	$25.33
Granted	302,000	$16.85
Exercised	(142,283)	$11.58
Forfeited	(43,034)	$27.03
Options outstanding, end of year	1,390,900	$25.00	7.18	$1,668,680
Options exercisable, end of year	607,000	$22.83	5.49	$1,593,367

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2009.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2009, 2008 and 2007 were as follows:

2009	2008	2007

$2,833,497	$2,503,399	$8,078,143

As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.3 million which is expected to be recognized over a weighted-average period of approximately 3.5 years.

The following table summarizes information regarding stock options outstanding at March 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 4.90 - $5.99	44,950	1.06	$5.19	44,950	$5.19
$ 6.00 - $ 7.99	18,000	2.06	$6.75	18,000	$6.75
$ 8.00 - $ 9.99	71,750	2.93	$8.47	71,750	$8.47
$11.00 - $11.99	31,500	4.11	$11.44	31,500	$11.44
$15.00 - $16.99	386,900	8.51	$16.71	85,650	$16.23
$23.00 - $23.99	83,300	5.56	$23.53	57,900	$23.53
$25.00 - $25.99	173,900	6.84	$25.07	102,900	$25.09
$28.00 - $28.99	370,050	8.05	$28.22	110,450	$28.24
$43.00 - $43.99	7,000	8.13	$43.00	1,400	$43.00
$46.00 - $49.00	203,550	7.60	$48.73	82,500	$48.72
$ 4.90 - $49.00	1,390,900	7.18	$25.00	607,000	$22.83

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

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $1.7 million and $1.6 million of compensation expense for the years ended March 31, 2009 and 2008, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of March 31, 2009, there was approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of March 31, 2009, and changes during the year ended March 31, 2009, are presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2008	50,533	$35.41
Granted during the period	91,100	20.38
Vested during the period, net	(48,879)	32.30
Cancelled during the period	(12,508)	17.83
Outstanding at March 31, 2009	80,246	$22.94

Total share-based compensation included as a component of net income during the years ended March 31, were as follows:

	2009	2008	2007
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,232,229	3,937,925	3,399,763
Share-based compensation related to restricted stock units	1,685,616	1,556,902	1,088,387

Total share-based compensation related to equity classified awards	$4,917,845	5,494,827	4,488,150

(16)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2009	2008	2007
	($ in thousands)

Number of offices purchased	22	25	86
Merged into existing offices	11	12	50

Purchase Price	$10,826	4,977	18,394
Tangible assets:
Net loans	9,083	3,086	16,131
Furniture, fixtures & equipment	68	128	139
Other	2	7	-
	9,153	3,221	16,270

Excess of purchase prices over carrying value of net tangible assets	$1,673	1,756	2,124

Customer lists	1,360	1,327	1,696
Non-compete agreements	85	116	68
Goodwill	228	313	360

Total intangible assets	$1,673	1,756	2,124

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under SFAS No. 141 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2009, 11 acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2009, 11 acquisitions were recorded as asset acquisitions.

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

(17)	Fair Value

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board ("FASB") has previously concluded that fair value is the relevant measurement attribute.    Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2010 and the Company’s management is still evaluating the impact on the Company’s Consolidated Financial Statements.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at March 31, 2009:

	Fair Value Measurements Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,443,666)	$-	$(2,443,666)	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

(18)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)

Total revenues	$88,421	91,721	99,656	113,907	76,389	80,198	88,043	101,417

Provision for loan losses	17,857	23,307	29,490	14,822	14,217	18,416	23,224	11,685
General and administrative expenses	48,790	48,379	51,716	51,331	42,191	41,930	47,470	47,628
Interest expense	2,480	2,749	2,787	2,373	2,336	2,932	3,338	2,963
Income tax expense	7,242	6,622	5,659	17,398	6,795	6,454	6,723	14,749
Net income	$12,052	10,664	10,004	27,983	10,850	10,466	7,288	24,392

Earnings per share:
Basic	$.74	.66	.62	1.73	.62	.61	.43	1.46
Diluted	$.73	.65	.61	1.72	.61	.60	.43	1.44

(19)	Litigation

At March 31, 2009, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2009.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2009 was effective.

Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

/s/ A. A. McLean III	/s/ Kelly M. Malson
A. A. McLean III	Kelly M. Malson
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated May 29, 2009 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, South Carolina
May 29, 2009

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Internal control over Financial Reporting

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  Management’s report on internal control over financial reporting can be found on page 57 of this Annual Report on Form 10-K.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report can be found on page 58 of this Annual Report on Form 10-K.

Changes in Internal Control

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

Information contained under the caption “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance matters – Code of Business Conduct and Ethics,” “-  Director Nominations” and “-Audit Committee Financial Experts” in the Proxy Statement is incorporated herein by reference in response to this Item 10.  The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers."

Item 11.   Executive Compensation

Information contained under the caption "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Report of The Compensation and Stock Option Committee," which shall be deemed furnished, but not filed herewith, is incorporated herein by reference in response to this Item 11.

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

Item 13.   Certain Relationships and Related Transactions and Director Independence

The Company had no reportable related person disclosures in response to this Item 13.  Information contained under the captions “Election of Directors” and “Corporate Governance Matters – Director Independence” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.   Principal Accountanting Fees and Services

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2009 and 2008

Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the
	Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended
	and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended
	And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit
	Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit
	Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit
	Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit	4.8	6-30-08 10-Q
	Agreement dated as of August 4, 2008

4.9	Fifth Amendment to Amended and Restated Revolving Credit
	Agreement dated as of January 28, 2009	4.9	12-31-08 10-Q/A

4.10	Subsidiary Security Agreement dated as of June 30, 1997, as
	amended through July 20, 2005	4.5	9-30-05 10-Q

4.11	Company Security Agreement dated as of June 20, 1997, as
	amended through July 20, 2005	4.6	9-30-05 10-Q

4.12	Fourth Amendment to Subsidiary Amended and Restated
	Security Agreement, Pledge and Indenture of Trust
	(i.e., Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.13	Fourth Amendment to Amended and Restated Security
	Agreement, Pledge and Indenture of Trust, (i.e., Company
	Security Agreement)	4.10	9-30-04 10-Q

4.14	Fifth Amendment to Amended and Restated Security Agreement,
	Pledge and Indenture of Trust (i.e., Company Security Agreement)	4.9	6-30-05 10-Q

4.15	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

		Filed Herewith (*)
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

4.16	Indenture, dated October 10, 2006 between the Company
	and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

4.17	Amended and Restated Guaranty Agreement, dated as of June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	*

4.18	First Amendment to Subsidiary Guaranty Agreement, dated
	as of August 4, 2008	*

10.1+	Employment Agreement of A. Alexander McLean, III, effective
	May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of
	May 21, 2007	10.4	2007 10-K

10.3+	Employment Agreement of Kelly M. Malson, effective as of
	August 27, 2007	99.1	8-29-07 8-K

10.4+	Employment Agreement of Javier Sauza, effective as of
	June 1, 2008	*

10.5+	Securityholders' Agreement, dated as of September 19, 1991,
	between the Company and certain of its securityholders	10.5	33-42879

10.6+	Supplemental Income Plan	10.7	2000 10-K

10.7+	Second Amendment to the Company’s Supplemental
	Income Plan	10.15	12-31-07 10-Q

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9	Second Amendment to the Company’s Board of Directors
	Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.10+	1992 Stock Option Plan of the Company	4	33-52166

10.11+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.12+	First Amendment to the Company’s 1992 and 1994
	Stock Option Plans	10.10	12-31-07 10-Q

10.13+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting

10.14+	First Amendment to the Company’s 2002 Stock
	Option Plan	10.11	12-31-07 10-Q

10.15+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2005
			Annual Meeting

10.16+	First Amendment to the Company’s 2005 Stock Option Plan	10.12	12-31-07 10-Q

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.17+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.18+	The Company’s Retirement Savings Plan	4.1	333-14399

10.19+	The Company Retirement Savings Plan Fifth Amendment	10.1	12-31-08 10-Q

10.20+	Executive Deferral Plan	10.12	2001 10-K

10.21+	Second Amendment to the Company’s Executive Deferral Plan	10.14	12-31-07 10-Q

10.22+	First Amended and Restated Board of Directors 2005 Deferred
	Compensation Plan	10.16	12-31-07 10-Q

10.23+	First Amended and Restated 2005 Executive Deferral Plan	10.17	12-31-07 10-Q

10.24+	Second Amended and Restated Company 2005 Supplemental
	Income Plan	10.18	12-31-07 10-Q

10.25+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
Date: May 29, 2009

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and	Ken R. Bramlett Jr., Director
Chief Executive Officer (Principal Executive Officer)

Date; May 29, 2009	Date: May 29, 2009

/s/ Kelly M. Malson	/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief	James R. Gilreath, Director
Financial Officer (Principal Financial and Accounting Officer)

Date: May 29, 2009	Date: May 29, 2009

/s/ William S. Hummers	/s/ Charles D. Way
William S. Hummers, III, Director	Charles D. Way, Director

Date: May 29, 2009	Date: May 29, 2009

/s/ Mark C. Roland	/s/ Darrell Whitaker
Mark C. Roland, President and COO; Director	Darrell Whitaker, Director

Date: May 29, 2009	Date: May 29, 2009