Form 10-Q
period 2009-06-30
WORLD ACCEPTANCE CORP
filed 2009-08-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of August 3, 2009 was 16,231,962.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30,
	2009, March 31, 2009 and June 30, 2008	3

	Consolidated Statements of Operations for the
	three months ended June 30, 2009 and June 30, 2008	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income for the year ended March 31, 2009
	and the three months ended June 30, 2009	5

	Consolidated Statements of Cash Flows for the
	three months ended June 30, 2009 and June 30, 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	21
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		30

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,	June 30,
	2009	2009	2008
		As Adjusted (Note 2)
ASSETS

Cash and cash equivalents	$7,139,948	6,260,410	8,098,525
Gross loans receivable	726,057,092	671,175,985	632,715,266
Less:
Unearned interest and fees	(191,761,203)	(172,743,440)	(165,208,801)
Allowance for loan losses	(40,786,537)	(38,020,770)	(35,288,061)
Loans receivable, net	493,509,352	460,411,775	432,218,404
Property and equipment, net	23,318,963	23,060,360	20,100,045
Deferred income taxes	12,700,000	12,250,834	11,848,452
Other assets, net	9,560,074	9,541,757	9,986,376
Goodwill	5,580,946	5,580,946	5,379,008
Intangible assets, net	8,513,911	8,987,551	10,275,201
Total assets	$560,323,194	526,093,633	497,906,011

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	137,660,000	113,310,000	116,900,000
Convertible senior subordinated notes payable	85,000,000	95,000,000	110,000,000
Debt discount	(9,097,354)	(11,268,462)	(16,650,645)
Other notes payable	-	-	200,000
Income taxes payable	12,591,774	11,412,722	11,774,236
Accounts payable and accrued expenses	20,464,462	21,304,466	15,960,797
Total liabilities	246,618,882	229,758,726	238,184,388

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,231,962, 16,211,659, and 16,360,543 shares at June 30, 2009, March 31, 2009, and June 30, 2008, respectively	-	-	-
Additional paid-in capital	18,167,930	17,046,310	19,400,738
Retained earnings	298,153,332	283,518,260	239,689,954
Accumulated other comprehensive (loss) income	(2,616,950)	(4,229,663)	630,931
Total shareholders' equity	313,704,312	296,334,907	259,721,623
Commitments and contingencies
	$560,323,194	526,093,633	497,906,011

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2009	2008
		As Adjusted
		(Note 2)
Revenues:
Interest and fee income	$85,067,798	76,349,486
Insurance and other income	15,162,567	12,071,545
Total revenues	100,230,365	88,421,031

Expenses:
Provision for loan losses	20,428,263	17,856,913
General and administrative expenses:
Personnel	36,291,309	33,315,775
Occupancy and equipment	6,703,673	6,053,650
Data processing	533,596	589,447
Advertising	2,372,500	2,709,965
Amortization of intangible assets	564,770	600,347
Other	6,866,897	5,520,671
	53,332,745	48,789,855

Interest expense	3,110,147	3,608,563
Total expenses	76,871,155	70,255,331

Income before income taxes	23,359,210	18,165,700

Income taxes	8,724,138	6,822,500

Net income	$14,635,072	11,343,200

Net income per common share:
Basic	$0.90	0.70
Diluted	$0.90	0.68

Weighted average common equivalent shares outstanding:
Basic	16,225,294	16,270,939
Diluted	16,351,157	16,573,100

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss)	Equity	Income
Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272
Cumulative effect of change in accounting principle (Note 2)	14,961,722	(4,466,014)	-	10,495,708
Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Repurchase and cancellation of convertible notes	(336,328)	-	-	(336,328)
Other comprehensive loss	-	-	(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	56,492,590	-	56,492,590	56,492,590
Total comprehensive income	-	-	-	-	52,093,424
Balances at March 31, 2009 (As Adjusted – Note 2)	17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (3,600 shares), including tax benefits of $19,459	70,053	-	-	70,053
Issuance of restricted common stock under stock option plan (16,703 shares)	734,875	-	-	734,875
Stock option expense	742,341	-	-	742,341
Repurchase and cancellation of convertible notes	(425,649)	-	-	(425,649)
Other comprehensive income	-	-	1,612,713	1,612,713	1,612,713
Net income	-	14,635,072	-	14,635,072	14,635,072
Total comprehensive income	-	-	-	-	16,247,785
Balances at June 30, 2009	$18,167,930	298,153,332	(2,616,950)	313,704,312

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2009	2008
		As Adjusted
		(Note 2)
Cash flows from operating activities:

Net income	$14,635,072	11,343,200

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	564,770	600,347
Amortization of loan costs and discounts	113,889	190,816
Provision for loan losses	20,428,263	17,856,913
Amortization of convertible note discount	1,022,119	1,170,980
Depreciation	1,343,831	1,053,303
Deferred tax expense (benefit)	(449,166)	3,650,623
Compensation related to stock option and restricted stock plans	1,477,216	1,447,320
Unrealized gains on interest rate swap	(474,963)	(830,884)
Gain on extinguishment of debt	(2,361,181)	-

Change in accounts:
Other assets, net	(213,213)	508,238
Income taxes payable	1,218,478	(6,361,427)
Accounts payable and accrued expenses	(320,117)	(2,074,232)

Net cash provided by operating activities	36,984,998	28,555,197

Cash flows from investing activities:

Increase in loans receivable, net	(51,991,756)	(32,158,828)
Assets acquired from office acquisitions, primarily loans	(420,547)	(6,380,722)
Increase in intangible assets from acquisitions	(91,130)	(904,554)
Purchases of property and equipment, net	(1,366,054)	(2,470,838)

Net cash used in investing activities	(53,869,487)	(41,914,942)

Cash flows from financing activities:

Proceeds of senior revolving notes payable, net	24,350,000	12,400,000
Repayment of subordinated convertible notes	(6,750,000)	-
Repayment of other notes payable	-	(200,000)
Proceeds from exercise of stock options	50,594	1,147,932
Excess tax benefit from exercise of stock options	19,459	520,763

Net cash provided by financing activities	17,670,053	13,868,695

Increase in cash and cash equivalents	785,564	508,950

Effect of foreign currency fluctuations on cash	93,974	-

Cash and cash equivalents at beginning of period	6,260,410	7,589,575

Cash and cash equivalents at end of period	$7,139,948	8,098,525

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2009, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2009, and the results of operations and cash flows for the periods ended June 30, 2009 and 2008, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2009 to conform with fiscal 2010 presentation.  These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2009, included in the Company’s 2009 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Change in Accounting Principle

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments.  FSP APB 14-1 is effective for the first fiscal period beginning after December 15, 2008 and must be applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  The Company adopted FSP APB 14-1 effective April 1, 2009.  The impact on our Consolidated Financial Statements is as follows:

	Year Ended March 31,
	2009			2008
	As		Upon	As		Upon
	Previously	Impact of	Adoption	Previously	Impact of	Adoption
	Reported	FSP 14-1	of FSP 14-1	Reported	FSP 14-1	of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Insurance commissions and other income	$62,251	(1,553)	60,698	53,590	-	53,590
Interest expense	10,389	4,497	14,886	11,569	4,368	15,937
Income before income taxes	97,624	(6,050)	91,574	87,717	(4,368)	83,349
Income taxes	36,920	(1,839)	35,081	34,721	(1,625)	33,096
Net income	60,703	(4,210)	56,493	52,996	(2,743)	50,253

Earnings per common share
Basic	$3.74	(0.26)	3.48	3.11	(0.16)	2.95
Diluted	3.69	(0.26)	3.43	3.05	(0.16)	2.89

	Year Ended March 31,
	2009			2008
	As		Upon	As		Upon
	Previously	Impact of	Adoption	Previously	Impact of	Adoption
	Reported	FSP 14-1	of FSP 14-1	Reported	FSP 14-1	of FSP 14-1
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$16,983	(4,732)	12,251	22,134	(6,635)	15,499
Other assets, net	9,970	(428)	9,542	10,818	(594)	10,224
Total assets	531,254	(5,160)	526,094	486,110	(7,229)	478,881

Convertible senior subordinated
notes payable	95,000	(11,268)	83,732	110,000	(17,822)	92,178
Income taxes payable	11,253	160	11,413	18,039	97	18,136
Total liabilities	240,868	(11,109)	229,759	251,805	(17,725)	234,080

Additional paid-in capital	2,421	14,625	17,046	1,323	14,962	16,285
Retained earnings	292,195	(8,677)	283,518	232,813	(4,466)	228,347
Total shareholders’ equity	290,386	5,949	296,335	234,305	10,496	244,801

Total liabilities and shareholders’ equity	531,254	(5,160)	526,094	486,110	(7,229)	478,881

	Three Months Ended June 30,
	2008			2007
	As		Upon	As		Upon
	Previously	Impact of	Adoption	Previously	Impact of	Adoption
	Reported	FSP 14-1	of FSP 14-1	Reported	FSP 14-1	of FSP 14-1
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$2,480	1,129	3,609	2,336	1,071	3,407
Income before income taxes	19,294	(1,129)	18,165	17,645	(1,071)	16,574
Income taxes	7,242	(420)	6,822	6,795	(399)	6,396
Net income	12,052	(709)	11,343	10,850	(672)	10,178

Earnings per common share
Basic	$0.74	(0.04)	0.70	0.62	(0.04)	0.58
Diluted	0.73	(0.05)	0.68	0.61	(0.04)	0.57

	Three Months Ended June 30,
	2008			2007
	As		Upon	As		Upon
	Previously	Impact of	Adoption	Previously	Impact of	Adoption
	Reported	FSP 14-1	of FSP 14-1	Reported	FSP 14-1	of FSP 14-1
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$18,047	(6,199)	11,848	19,311	(7,911)	11,400
Other assets, net	10,538	(552)	9,986	10,679	(723)	9,956
Total assets	504,657	(6,751)	497,906	443,346	(8,632)	434,714

Convertible senior subordinated notes payable	110,000	(16,650)	93,350	110,000	(21,247)	88,753
Income taxes payable	11,662	112	11,774	9,083	48	9,131
Total liabilities	254,723	(16,539)	238,184	215,633	(21,199)	194,434
Additional paid-in capital	4,439	14,962	19,401	7,635	14,962	22,597
Retained earnings	244,865	(5,175)	239,690	220,071	(2,395)	217,676
Total shareholders’ equity	249,934	9,788	259,722	227,713	12,567	240,280

Total liabilities and shareholders’ equity	504,657	(6,751)	497,906	443,346	(8,632)	434,714

New Accounting Pronouncements Adopted

Business Combinations

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141R also requires acquisition-related costs and restructuring costs that the acquirer expected, but was not obligated to incur at the acquisition date, to be recognized separately from the business combination. In addition, SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital.  The Company adopted SFAS 141R effective April 1, 2009 with no significant impact to the Consolidated Financial Statements.  However, SFAS 141R could have a significant effect on future acquisitions, if any.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date.  For public entities, this is the date the financial statements are issued.  SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company implemented SFAS 165 during the quarter ended June 30, 2009.  The Company evaluated for subsequent events through August 3, 2009, the issuance date of the Company’s financial statements, see Note 13 – Subsequent Event.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,”Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets.  FSP FAS 142-3 is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company adopted FSP FAS 142-3 effective April 1, 2009 with no significant impact to the Consolidated Financial Statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly

FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance for determining when a transaction is an orderly one.  The Company adopted during the quarter ended June 30, 2009 FSP FAS 157-4 and the adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

Interim Disclosures about Fair Value of Financial Instruments

FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted FSP FAS 107-1 during the quarter ended June 30, 2009. See Note 3.

Recognition and Presentation of Other-Than-Temporary Impairments

FASB Staff Position FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 is effective for interim reporting periods ending after June 15, 2009, and did not have a significant impact on the Company’s Consolidated Financial Statements.

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also adds clarity on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The company adopted during the quarter ended June 30, 2009 EITF 07-5. The adoption of EITF 07-5 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – FAIR VALUE

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements in which the Financial Accounting Standards Board ("FASB") has previously concluded that fair value is the relevant measurement attribute.    Accordingly, SFAS 157 does not require any new fair value measurements.  Effective April 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities which were previously deferred under the provisions of FSP FAS 157-2.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at June 30, 2009:

	Fair Value Measurements Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$1,968,702	$-	$1,968,702	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30,	March 31,
	2009	2009

Book value:
Senior Note Payable	$137,660	113,310
Convertible Notes	85,000	95,000
	$222,660	208,310

Estimate fair value:
Senior Note Payable	$137,660	113,310
Convertible Notes	58,182	61,702
	$195,842	175,012

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at June 30, 2009 and March 31, 2009 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated  Notes due in 2011.

There were no assets or liabilities measured at fair value on a non recurring basis during the first quarter of fiscal 2010.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.”  The following summarizes accumulated other comprehensive income (loss) as of June 30:

	2009	2008
Balance at beginning of year	$(4,229,663)	169,503
Unrealized gain from foreign exchange
translation adjustment	1,612,713	461,428
Total accumulated other comprehensive income (loss)	$(2,616,950)	630,931

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2009	2008
Balance at beginning of period	$38,020,770	33,526,147

Provision for loan losses	20,428,263	17,856,913
Loan losses	(19,715,351)	(18,173,143)
Recoveries	1,949,138	1,748,113
Translation adjustments	103,717	28,884
Allowance on acquired loans	-	301,147
Balance at end of period	$40,786,537	35,288,061

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

For the quarter ended June 30, 2008, the Company recorded an adjustment of approximately $301,000 to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. This adjustment represents the allowance for loan losses on acquired loans which do not meet the scope of SOP 03-3.  No adjustment was recorded for the quarter ended June 30, 2009.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2009	2008
Basic:
Average common shares outstanding (denominator)	16,225,294	16,270,939

Diluted:
Average common shares outstanding	16,225,294	16,270,939
Dilutive potential common shares	125,863	302,161
Average diluted shares outstanding (denominator)	16,351,157	16,573,100

Options to purchase 317,909 and 38,639 shares of common stock at various prices were outstanding during the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options are anti-dilutive.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2009, there were 823,023 shares available for grant under the plans.

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

There were no option grants during the quarters ended June 30, 2009 or June 30, 2008.

Option activity for the three months ended June 30, 2009 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,390,900	$25.00
Granted	-	-
Exercised	(3,600)	14.05
Forfeited	(1,150)	46.29
Options outstanding, end of period	1,386,150	$25.01	6.94	$3,200,723
Options exercisable, end of period	603,350	$22.88	5.25	$2,278,898

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2009.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the period ended June 30, 2009 and 2008 was as follows:

	2009	2008
Three months ended	$53,766	1,705,060

As of June 30, 2009 total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $5.6 million, which is expected to be recognized over a weighted-average period of approximately 3.26 years.

Restricted Stock

On April 30, 2009 and May 11, 2009 the Company granted 15,000 shares and 3,000 shares of restricted stock (which are equity classified), respectively, with a grant date fair value of $29.68 and $20.41, respectively, per share to independent directors and a certain officer.  All of these grants vested immediately.

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of the grant.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to the same executive officers.  The 29,100 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On May 19, 2008 the Company granted 12,000 shares of restricted stock (which are equity classified) with a grant date fair value of $43.67 per share to its independent directors and a certain officer.  One-half of the restricted stock vested immediately and the other half vested on the first anniversary of the grant.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $760,495 and $511,324, respectively, of compensation expense for the quarters ended June 30, 2009 and 2008 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of June 30, 2009, there was approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of June 30, 2009, and changes during the quarter ended June 30, 2009, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2009	80,246	$22.94
Granted during the period	18,000	28.14
Vested during the period	(24,000)	32.02
Cancelled during the period	(1,297)	19.75
Outstanding at June 30, 2009	72,949	$21.29

Total share-based compensation included as a component of net income during the quarters ended June 30, 2009 and 2008 was as follows:

	Three months ended
	June 30,
	2009	2008
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$742,341	$950,145
Share-based compensation related to restricted stock units	760,495	511,324

Total share-based compensation related to equity classified awards	$1,502,836	$1,461,469

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2009 and 2008:

	2009	2008

Number of offices purchased	1	11
Merged into existing offices	1	4

Purchase Price	$511,677	$7,285,276
Tangible assets:
Net loans	420,547	6,351,772
Furniture, fixtures & equipment	-	28,500
Other	-	450

Excess of purchase prices over carrying value of net tangible assets	$91,130	$904,554

Customer lists	89,130	837,221
Non-compete agreements	2,000	41,000
Goodwill	-	26,333

Total intangible assets	$91,130	$904,554

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under SFAS 141(R) and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the quarter ended June 30, 2009, no acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the quarter ended June 30, 2009, one acquisition was recorded as asset acquisition.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance.  Given the short-term nature of these loans, generally four months, and that these loans are subject to continual re-pricing at current rates, management believes the net loan balances approximate their fair value.

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

NOTE 9 – CONVERTIBLE SENIOR NOTES

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

The warrants have a strike price of $73.97 and are generally exercisable at anytime.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1993, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

In accordance with EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock.” The Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

On April 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (FSP APB 14-1).  FSP APB 14-1 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 8.7% at the time of the issuance of the convertible notes, and must be applied retroactively to all periods presented.  See Note 2 for disclosure about the financial statement impact of our adoption of FSP APB 14-1.

The carrying amounts of the debt and equity components are as follows (in thousands):

	June 30,	March 31,	June 30,
	2009	2009	2008

Face value of convertible debt	$85,000	95,000	110,000
Unamortized discount	(9,097)	(11,268)	(16,651)
Net carrying amount of debt component	$75,903	83,732	93,349

Carrying amount of equity component	$22,933	23,359	23,696

For the three months ended June 30, 2009 and 2008, the effective interest rate on the liability component was 8.7% and interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $1.7 million and $2.0 million, respectively.  Due to the combination of put, call and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 16 months.

NOTE 10 – EXTINGUISHMENT OF DEBT

In May 2009, the Company repurchased, in a privately negotiated transaction, $10 million of its Convertible Notes at an average discount to face value of approximately 32.5%.  The Company paid approximately $6.8 million and recorded a gain of approximately $2.4 million, which was partially offset by the write-off of $165,000 of deferred financing costs pre-tax associated with the repurchase and cancellation of the Convertible Notes.  As of June 30, 2009, $85.0 million principal amount of the Convertible Notes was outstanding.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

	Interest	Foreign Currency
	Rate Swaps	Exchange Option
June 30, 2009:
Accounts payable and accrued expenses	$1,968,702	-
Fair value of derivative instrument	$1,968,702	-

June 30, 2008:
Accounts payable and accrued expenses	$839,734	-
Other assets	$-	229,000
Fair value of derivative instrument	$839,734	229,000

Both of the interest rate swaps are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	Quarter Ended
	June 30,	June 30,
	2009	2008
Realized gains (losses):
Interest rate swaps – included as a component of interest expense	$ (429,312)	(155,785)
Foreign currency exchange option – included as a component of other income	$-	-

Unrealized gains (losses) included as a component of other income
Interest rate swaps	$474,963	830,884

Foreign currency exchange option	$-	(52,700)

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

NOTE 12 – INCOME TAXES

We are required to assess whether the earnings of our two Mexican foreign subsidiaries, SWAC and WAC de Mexico, will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of June 30, 2009, the Company has determined that $220,609 of cumulative undistributed net earnings of Servicios World Acceptance Corporation de México, S. de R.L. de C.V. and $215,129 of cumulative undistributed net losses of World Acceptance Corporation de México, S. de R.L. de C.V., as well as the future net earnings and losses of both foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of June 30, 2009 and March 31, 2009, the Company had $5,081,795 and $4,715,681 of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $2,767,467 and $2,747,945, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The increase in the total gross unrecognized tax benefit including interest during the quarter ending June 30, 2009 is primarily attributable to the accrual of another quarter's worth of interest, netted against the release of several positions that have lapsed due to statute expiration.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2009, the Company had $950,481 accrued for gross interest, of which $106,825 was a current period expense.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.7 million in fiscal 2008.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge.  Until the tax issue is resolved, the Company expects to accrue approximately $50,000 per quarter for interest.

NOTE 13 – SUBSEQUENT EVENT

Subsequent events have been evaluated through August 3, 2009, the date the financial statements were issued.  The following is a result of such review.

Effective July 31, 2009, the Company amended its revolving credit facility.  The following amendments were made:

•	Increased the base revolving facility to $213.3 million from $187.0 million.
•	Added an accordion feature, which will allow the existing bank group or an additional bank to increase the commitment up to an additional $25.0 million.
•	Eliminated the $30.0 million seasonal revolver.
•	Extended the term from September 30, 2010 to July 31, 2011.
•	Increased the permitted investment in Mexico from $35.0 million to $45.0 million.
•
Adjusted the definition of the “Base Rate” borrowing option to reflect current market convention.  The new definition would be the greatest of (i)  Agent’s prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 1/2 of 1%, and (iii) the LIBOR Quoted Rate for such day plus 1.00% calculated on an actual day/[365/366-day basis] and payable monthly in arrears.  LIBOR Quoted Rate shall be, for any day, Reserve adjusted LIBOR based upon LIBOR for an interest period of one month as reported on the LIBOR01 Page as of 11:00 a.m. (London, England time) on such day.  The spread over the Base Rate option would be 1.00% with a minimum yield of 4%.

•	Increased the interest rate from LIBOR rate plus 1.80% per annum to LIBOR rate plus 3.0% per annum, with a minimum of 4.0%.

NOTE 14 – LITIGATION

At June 30, 2009, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

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

	Three months
	ended June 30,
	2009	2008
(Dollars in thousands)

Average gross loans receivable (1)	$697,258	614,196
Average loans receivable (2)	515,177	454,447

Expenses as a % of total revenue:
Provision for loan losses	20.4%	20.2%
General and administrative	53.2%	55.2%
Total interest expense	3.1%	4.1%
Operating margin (3)	26.4%	24.6%

Return on average assets (annualized)	10.8%	9.3%
Offices opened or acquired, net	5	34
Total offices (at period end)	949	872

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

Comparison of Three Months Ended June 30, 2009, Versus
Three Months Ended June 30, 2008

Net income increased to $14.6 million for the three months ended June 30, 2009, or 29.0%, from the three month period ended June 30, 2008.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $4.7 million, or 21.6%, interest expense decreased by 13.8% and income taxes increased by 27.9%.

Total revenues rose to $100.2 million during the quarter ended June 30, 2009, a 13.4% increase over the $88.4 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 835 offices open throughout both quarterly periods increased by approximately 8.7%.  At June 30, 2009, the Company had 949 offices in operation, an increase of 5 offices from March 31, 2009.

Interest and fee income for the quarter ended June 30, 2009 increased by $8.7 million, or 11.4%, over the same period of the prior year.  This increase resulted from an $83.1 million increase, or 13.5%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $3.1 million, or 25.6%, between the two quarterly periods.  Insurance commissions increased by approximately $813,000, or 10.7%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $2.3 million, or 51.3%, over the two corresponding quarters primarily due to the repurchase and cancellation of $10 million face value of the convertible notes, which resulted in a $2.4 million pre-tax gain.

The provision for loan losses during the quarter ended June 30, 2009 increased by $2.6 million, or 14.4%, from the same quarter last year.  Although the total amount of delinquencies and charge-offs continued to increase during the first quarter as in the ongoing difficult economic environment, accounts that were 61 days or more past due decreased from 2.9% to 2.8% on a recency basis and remained consistent at 4.0% on a contractual basis when comparing the two quarter end statistics.  Net charge-offs as a percentage of average net loans decreased from 14.5% (annualized) during the prior year first quarter to 13.8% (annualized) during the most recent quarter.  The 13.8% is more in line with historical charge-off ratios for a first fiscal quarter; for instance, charge-off ratios were 13.9% in June 2005, 13.4% in June 2003 and 13.5% in June 2002.

General and administrative expenses for the quarter ended June 30, 2009 increased by $4.5 million, or 9.3% over the same quarter of fiscal 2009.  Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 1.5% when comparing the two periods.  During the first quarter of fiscal 2010, the Company opened 5 branches compared to 34 branches opened or acquired in the first quarter of fiscal 2009.  The total general and administrative expense as a percent of total revenues decreased from 55.2% for the three months ended June 30, 2008 to 53.2% for the three months ended June 30, 2009.

Interest expense decreased by approximately $498,000 when comparing the two corresponding quarterly periods as a result of a decrease in the average interest rate, offset in part by an increase in the average outstanding debt balance.

The Company’s effective income tax rate decreased slightly to 37.4% for the quarter ended June 30, 2009 from 37.6% for the prior year quarter.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2009.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”) or state taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductible amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $505.8 million at March 31, 2007 to $671.2 million at March 31, 2009, net cash provided by operating activities for fiscal years 2007, 2008 and 2009 was $110.1 million, $136.0 million and $153.9 million, respectively.

The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of August 3, 2009, the Company has $15.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 30 branches in the United States and 15 branches in Mexico during fiscal 2010.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2009.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

      The Company acquired no offices and one loan portfolio from a competitor in one state during the first quarter of fiscal 2010. Gross loans receivable purchased in this transaction was approximately $575,000 in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As discussed in the Notes to Consolidated Financial Statements (Note 13), as of July 31, 2009, the Company amended its revolving credit facility with a syndicate of banks.   As of July 31, 2009, the credit facility was increased to $213.3 million, with no seasonal revolving credit commitment, and the expiration date was amended to July 31, 2011.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum of 4.0% per annum.  Prior to the amendment the borrowing rate was, at the company’s option, at either the agent bank’s prime rate or LIBOR rate plus 1.8%.

At June 30, 2009, the interest rate on borrowings under the revolving credit facility was 3.25%.   The Company pays a commitment fee equal to .375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2009, $137.7 million was outstanding under this facility, and there was $49.3 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of June 30, 2009, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of June 30, 2009 relating to FIN 48 included unrecognized tax benefits of $4.9 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2009, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past, most recently as of July 31, 2009, and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Issued Accounting Pronouncements

On June 3, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement 162.” SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009.  The Company expects to adopt the use of the Codification for the quarter ended September 30, 2009 and this will have an impact to the Company's financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Recently Adopted Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; recently-enacted,  proposed or future legislation; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value of $58.2 represents the quoted market price.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $137.7 million at June 30, 2009.  At June 30, 2009, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 1.80%.   As discussed in the Notes to the Consolidated Financial Statements (Note 13), the interest on borrowings under this facility was increased to LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance and terms of the revolving credit facility at June 30, 2009, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.4 million on an annual basis.

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

In accordance with SFAS 133, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under SFAS 133, changes in the fair value of the derivative instrument are included in other income.  As of June 30, 2009 the fair value of the interest rate swap was a liability of approximately $2.0 million and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $475,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues were less than 5% of the Company’s total revenues for the quarter ended June 30, 2009 and net loans denominated in Mexican pesos were approximately $15.6 million (USD) at June 30, 2009.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At June 30, 2009, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2009. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4.   Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009. During the first quarter of fiscal 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 10) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.

Item 5.       Other Information

Effective July 31, 2009, the Company amended its revolving credit facility.  The following amendments were made:

•	Increased the base revolving facility to $213.3 million from $187.0 million.
•	Added an accordion feature, which will allow the existing bank group or an additional bank to increase the commitment up an additional $25.0 million.
•	Eliminated the $30.0 million seasonal revolver.
•	Extended the term from September 30, 2010 to July 31, 2011.
•	Increased the permitted investment in Mexico from $35.0 million to $45.0 million.
•
Adjusted the definition of the “Base Rate” borrowing option to reflect current market convention.  The new definition would be the greatest of (i)  Agent’s prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 1/2 of 1%, and (iii) the LIBOR Quoted Rate for such day plus 1.00% calculated on an actual day/[365/366-day basis] and payable monthly in arrears.  LIBOR Quoted Rate shall be, for any day, Reserve adjusted LIBOR based upon LIBOR for an interest period of one month as reported on the LIBOR01 Page as of 11:00 a.m. (London, England time) on such day.  The spread over the Base Rate option would be 1.00% with a minimum yield of 4%.

•	Increased the interest rate from LIBOR rate plus 1.80% per annum to LIBOR rate plus 3.0% per annum, with a minimum of 4.0%.

The complete terms of the amendment to the revolving credit facility, including the parties thereto, are set forth in Exhibit 4.10 to this report, which is incorporated by reference in response to this Item 5 of Part II.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits
			Previous	Company
	Exhibit		Exhibit	Registration
	Number	Description	Number	No. or Report

	3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
		Company, as amended

	3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

	4.1	Specimen Share Certificate	4.1	33-42879

	4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

	4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

	4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

	4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

	4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

	4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

	4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

	4.9	Fifth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2009	4.9	12-31-08 10Q/A

	4.10	Sixth Amendment to Amended and Restated Credit Agreement	*
		dated as of July 31, 2009

	4.11	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

	4.12	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

	4.13	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

	4.14	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

	4.15	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

4.16	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.17	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
and U.S. Bank National Association, as Trustee

4.18	Amended and Restated Guaranty Agreement dated as of
	June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	4.17	3-31-09 10-K

4.19	First Amendment to Subsidiary Guaranty Agreement, dated
	as of August 4, 2008	4.18	3-31-09 10-K

10.1	2009 Supplemental Income Plan	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: August 3, 2009

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: August 3, 2009