Form 10-Q
period 2009-09-30
WORLD ACCEPTANCE CORP
filed 2009-11-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                                                          to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of November 2, 2009 was 16,249,812.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2009, March 31, 2009 and September 30, 2008	3

	Consolidated Statements of Operations for the three and six months ended September 30, 2009 and 2008	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss) for the year ended March 31, 2009 and the six months ended September 30, 2009	5

	Consolidated Statements of Cash Flows for the six months ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Matters of a Vote of Security Holders	27

Item 6.	Exhibits	28

Signatures		30

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,	September 30,
	2009	2009	2008
		As adjusted (Note 2)
ASSETS

Cash and cash equivalents	$7,287,502	6,260,410	8,070,083
Gross loans receivable	754,853,611	671,175,985	667,178,690
Less:
Unearned interest and fees	(198,898,768)	(172,743,440)	(175,250,949)
Allowance for loan losses	(43,682,344)	(38,020,770)	(38,120,647)
Loans receivable, net	512,272,499	460,411,775	453,807,094
Property and equipment, net	23,120,785	23,060,360	22,969,529
Deferred income taxes	12,975,338	12,250,834	12,629,849
Other assets, net	10,249,313	9,541,757	9,285,885
Goodwill	5,580,946	5,580,946	5,384,021
Intangible assets, net	8,045,652	8,987,551	9,927,166
Total assets	$579,532,035	526,093,633	522,073,627

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	145,400,000	113,310,000	146,700,000
Convertible senior subordinated notes payable	85,000,000	95,000,000	110,000,000
Debt discount	(8,135,041)	(11,268,462)	(15,464,789)
Income taxes payable	4,761,236	11,412,722	367,598
Accounts payable and accrued expenses	23,679,446	21,304,466	16,406,308
Total liabilities	250,705,641	229,758,726	258,009,117

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and Outstanding 16,244,062 and 16,211,659 shares at September 30, 2009 and March 31, 2009, respectively	-	-	-
Additional paid-in capital	19,311,095	17,046,310	16,054,120
Retained earnings	312,765,165	283,518,260	248,411,201
Accumulated other comprehensive loss	(3,249,866)	(4,229,663)	(400,811)
Total shareholders' equity	328,826,394	296,334,907	264,064,510
Commitments and contingencies
	$579,532,035	526,093,633	522,073,627

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
		As adjusted		As adjusted
		(Note 2)		(Note 2)

Revenues:
Interest and fee income	$91,540,199	80,053,547	176,607,997	156,403,033
Insurance and other income	12,665,568	11,667,020	27,828,135	23,738,565
Total revenues	104,205,767	91,720,567	204,436,132	180,141,598

Expenses:
Provision for loan losses	25,156,035	23,307,132	45,584,298	41,164,045
General and administrative expenses:
Personnel	33,911,917	31,199,851	70,203,226	64,515,626
Occupancy and equipment	7,113,165	6,477,994	13,816,838	12,531,644
Data processing	494,415	580,950	1,028,011	1,170,397
Advertising	2,448,594	2,531,623	4,821,094	5,241,588
Amortization of intangible assets	567,688	623,200	1,132,458	1,223,547
Other	7,219,156	6,965,683	14,086,053	12,486,354
	51,754,935	48,379,301	105,087,680	97,169,156

Interest expense	3,617,034	3,891,920	6,727,181	7,500,483
Total expenses	80,528,004	75,578,353	157,399,159	145,833,684

Income before income taxes	23,677,763	16,142,214	47,036,973	34,307,914

Income taxes	9,065,930	6,196,833	17,790,068	13,019,334

Net income	$14,611,833	9,945,381	29,246,905	21,288,580

Net income per common share:
Basic	$0.90	0.61	1.80	1.31
Diluted	$0.89	0.60	1.79	1.29

Weighted average common shares outstanding:
Basic	16,235,346	16,213,658	16,230,347	16,242,334
Diluted	16,418,257	16,492,710	16,369,820	16,534,674

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss)	Equity	Income

Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272
Cumulative effect of change in accounting principle (Note 2)	14,961,722	(4,466,014)	-	10,495,708
Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Repurchase and cancellation of convertible notes	(336,328)	-	-	(336,328)
Other comprehensive loss	-	-	(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	56,492,590	-	56,492,590	56,492,590
Total comprehensive income	-	-	-	-	52,093,424
Balances at March 31, 2009 (As Adjusted – Note 2)	17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (15,700 shares), including tax benefits of $107,369	247,666	-	-	247,666
Issuance of restricted common stock under stock option plan (16,703 shares)	956,268	-	-	956,268
Stock option expense	1,486,500	-	-	1,486,500
Repurchase and cancellation of convertible notes	(425,649)	-	-	(425,649)
Other comprehensive income	-	-	979,797	979,797	979,797
Net income	-	29,246,905	-	29,246,905	29,246,905
Total comprehensive income.	-	-	-	-	30,226,702
Balances at September 30, 2009	$19,311,095	312,765,165	(3,249,866)	328,826,394

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2009	2008
		As adjusted
		(Note 2)
Cash flows from operating activities:
Net income	$29,246,905	21,288,580

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,132,458	1,223,547
Amortization of loan costs and discounts	215,958	381,631
Provision for loan losses	45,584,298	41,164,045
Gain on the extinguishment of debt	(2,361,180)	-
Amortization of convertible note discount	1,984,432	2,356,836
Depreciation	2,738,254	2,198,658
Deferred income tax benefit (expense)	(724,504)	2,869,226
Compensation related to stock option and restricted stock plans	2,442,768	2,668,042
Unrealized gains on interest rate swap	(568,588)	(749,925)

Change in accounts:
Other assets, net	(1,031,973)	(13,828)
Income taxes payable	(6,616,041)	(17,768,065)
Accounts payable and accrued expenses	2,896,712	(1,709,680)
Net cash provided by operating activities	74,939,499	53,909,067

Cash flows from investing activities:

Increase in loans receivable, net	(96,103,452)	(75,558,979)
Assets acquired from office acquisitions, primarily loans	(628,363)	(7,883,393)
Increase in intangible assets from acquisitions	(190,559)	(1,184,732)
Purchases of property and equipment, net	(2,628,868)	(6,478,677)

Net cash used in investing activities	(99,551,242)	(91,105,781)

Cash flows from financing activities:

Proceeds of senior revolving notes payable, net	32,090,000	42,200,000
Repayment of convertible senior subordinated notes payable	(6,750,000)	-
Repurchases of common stock	-	(6,159,203)
Repayment of other notes payable	-	(400,000)
Proceeds from exercise of stock options	140,297	1,327,435
Excess tax benefit from exercise of stock options	107,369	708,990

Net cash provided by financing activities	25,587,666	37,677,222

Increase in cash and cash equivalents	975,923	480,508

Cash and cash equivalents at beginning of period	6,260,410	7,589,575

Effect of foreign currency fluctuation on cash	51,169	-

Cash and cash equivalents at end of period	$7,287,502	8,070,083

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of the Company at September 30, 2009, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2009, and the results of operations and cash flows for the periods ended September 30, 2009 and 2008, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

These Consolidated Financial Statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes for the fiscal year ended March 31, 2009, included in the Company's 2009 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Change in Accounting Principle

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 470-20 (Prior authoritative literature: FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”).  FASB ASC 470-20 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments.  FASB ASC 470-20 is effective for the first fiscal period beginning after December 15, 2008 and must be applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  The Company adopted FASB ASC 470-20 effective April 1, 2009.  The impact on our Consolidated Financial Statements is as follows:

	Three Months Ended September 30,
	2008			2007
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$2,749	1,143	3,892	2,932	1,085	4,017
Income before income taxes	17,285	(1,143)	16,142	16,919	(1,085)	15,834
Income taxes	6,622	(425)	6,197	6,454	(404)	6,050
Net income	10,663	(718)	9,945	10,465	(681)	9,784

Earnings per common share
Basic	$0.66	(0.05)	0.61	0.61	(0.04)	0.57
Diluted	0.65	(0.05)	0.60	0.60	(0.04)	0.56

	Six Months Ended September 30,
	2008			2007
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands, except per share data)
Consolidated Statements of Operations
Interest expense	$5,229	2,272	7,501	5,268	2,156	7,424
Income before income taxes	36,580	(2,272)	34,308	34,565	(2,157)	32,408
Income taxes	13,865	(846)	13,019	13,249	(803)	12,446
Net income	22,715	(1,426)	21,289	21,316	(1,354)	19,962

Earnings per common share
Basic	$1.40	(0.09)	1.31	1.23	(0.08)	1.15
Diluted	1.37	(0.08)	1.29	1.20	(0.07)	1.13

	As of March 31, 2009			As of September 30, 2008
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$16,983	(4,732)	12,251	18,387	(5,757)	12,630
Other assets, net	9,970	(428)	9,542	9,795	(509)	9,286
Total assets	531,254	(5,160)	526,094	528,341	(6,267)	522,074

Convertible senior subordinated notes payable, net of discount	95,000	(11,269)	83,731	110,000	(15,465)	94,535
Income taxes payable	11,253	160	11,413	239	129	368
Total liabilities	240,868	(11,109)	229,759	273,346	(15,337)	258,009

Additional paid-in capital	2,421	14,625	17,046	1,092	14,962	16,054
Retained earnings	292,195	(8,677)	283,518	254,304	(5,893)	248,411
Total shareholders’ equity	290,386	5,949	296,335	254,995	9,070	264,065

Total liabilities and shareholders’ equity	531,254	(5,160)	526,094	528,341	(6,267)	522,074

Recent Accounting Pronouncements:

FASB Accounting Standards Codification

In June 2009, the FASB issued ASC 105 (“SFAS  168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.   ASC 105  is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did have an impact to the Company’s financial statement disclosures, as all references to authoritative accounting literature have been referenced in accordance with the Codification.

Business Combinations

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), “Business Combinations,” which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions at the beginning of the fiscal year April 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

Subsequent Events

In May 2009, the FASB issued ASC Topic 855 (Prior authoritative literature: “SFAS No. 165”), “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through November 2, 2009, which is the date these Consolidated Financial Statements are filed.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB ASC 350-30-55-1c (Prior authoritative literature: FASB Staff Position No. FAS 142-3), “Determination of the Useful Life of Intangible Assets”.  FASB ASC 350-30-55-1c applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets.  FASB ASC 350-30-55-1c is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company adopted FASB ASC 350-30-55-1c effective April 1, 2009 with no significant impact to the Consolidated Financial Statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly

FASB ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also provides guidance for determining when a transaction is an orderly one.  The Company adopted FASB ASC 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

Recognition and Presentation of Other-Than-Temporary Impairments

FASB ASC 320-10-65 (Prior authoritative literature: FASB Staff Position FAS 115-2 and FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320-10-65 is effective for interim reporting periods ending after June 15, 2009, and did not have a significant impact on the Company’s Consolidated Financial Statements.

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified FASB ASC 815-40 (Prior authoritative literature: EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” ). FASB ASC 815-40 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB ASC 815-10-15 (Prior authoritative literature: FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. It also adds clarity on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in FASB ASC 815-10-15.  The Company adopted FASB ASC 815-40 during the quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB ASC 825-10-65 (Prior authoritative literature: FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments” and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FASB ASC 825-10-65 during the first quarter ended June 30, 2009.  See Note 3.

NOTE 3 – FAIR VALUE

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of FASB ASC 820 (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 applies under other accounting pronouncements in which the FASB has previously concluded that fair value is the relevant measurement attribute.    Accordingly, FASB ASC 820 does not require any new fair value measurements.  Effective April 1, 2009, the Company adopted the provisions of FASB ASC 820 for nonfinancial assets and liabilities which were previously deferred under the provisions of FASB ASC 820-10-65 (Prior authoritative literature: FSP FAS 157-2).

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at September 30, 2009:

Fair Value Measurements Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2009	$1,875,077	$-	$1,875,077	$-
2008	$920,693	$-	$920,693	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

There were no assets or liabilities measured at fair value on a non recurring basis during the first six months of fiscal 2010.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	September 30,	March 31,	September 30,
	2009	2009	2008

Book value:
Senior Note Payable	$145,400	113,310	146,700
Convertible Notes, net of discount	76,865	83,732	94,535
	$222,265	197,042	241,235

Estimate fair value:
Senior Note Payable	$145,400	113,310	146,700
Convertible Notes	73,644	61,702	92,004
	$219,044	175,012	238,704

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at September 30, 2009 and March 31, 2009 relates primarily to market quotations for the Company’s 3.0% Convertible Senior Subordinated Notes due October 1, 2011.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of FASB ASC 220-10 (Prior authoritative literature: SFAS No. 130 “Reporting Comprehensive Income”).  The following summarizes accumulated other comprehensive income (loss) as of September 30:

	Three months		Six months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$(2,616,950)	630,931	(4,229,663)	169,503

Unrealized income (loss) from foreign Exchange translation adjustment	(632,916)	(1,031,742)	979,797	(570,314)

Balance at end of period	$(3,249,866)	(400,811)	(3,249,866)	(400,811)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months		Six months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$40,786,537	35,288,061	38,020,770	33,526,147

Provision for loan losses	25,156,035	23,307,132	45,584,298	41,164,045
Loan losses	(24,228,011)	(22,115,145)	(43,943,362)	(40,288,288)
Recoveries	2,009,248	1,627,137	3,958,386	3,375,249
Translation adjustment	(41,465)	(73,599)	62,252	(44,715)
Allowance on acquired loans	-	87,061	-	388,209
Balance at end of period	$43,682,344	38,120,647	43,682,344	38,120,647

The Company adopted FASB ASC 310 (Prior authoritative literature: Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"), which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this ASC.  The Company believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of FASB ASC 310 have not shown evidence of deterioration of credit quality  since origination, and therefore, are not within the scope of FASB ASC 310 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent.  Loans acquired that are more than 60 days past due are included in the scope of FASB ASC 310 and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the three months ended and six months ended September 30, 2008, the Company recorded adjustments of approximately $87,000 and $388,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. No adjustments were recorded for the three months ended or the six months ended September 30, 2009.  These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of FASB ASC 310.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Basic:
Weighted average common shares outstanding (denominator)	16,235,346	16,213,658	16,230,347	16,242,334

Diluted:
Weighted average common shares outstanding	16,235,346	16,213,658	16,230,347	16,242,334
Dilutive potential common shares	182,911	279,052	139,473	292,340
Weighted average diluted shares outstanding (denominator)	16,418,257	16,492,710	16,369,820	16,534,674

Options to purchase 133,474 and 49,251 shares of common stock at various prices were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options are anti-dilutive.  Options to purchase 183,472 and 40,801 shares of common stock at various prices were outstanding during the six months ended September 30, 2009 and 2008.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1992 Stock Option Plan, a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,010,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2009, there were 823,023 shares available for grant under the plans.

Stock based compensation is recognized as provided under FASB ASC 718-10 and FASB ASC 505-50 (Prior authoritative literature: FASB Statement 123(R), “Share Based Payment.”).  FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  The Company elected to use the modified prospective transition method, and did not retroactively adjust results from prior periods.  Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the provisions of FASB ASC 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

There were no option grants during the three or six months ended September 30, 2009 and 2008.

Option activity for the six months ended September 30, 2009 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,390,900	$25.00
Granted	-	-
Exercised	(15,700)	8.94
Forfeited	(1,150)	46.29
Options outstanding, end of period	1,374,050	$25.16	6.74	$6,062,990
Options exercisable, end of period	591,550	$23.20	5.09	$3,490,508

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options.  The total intrinsic value of options exercised during the periods ended September 30, 2009 and 2008 were as follows:

	2009	2008
Three months ended	$235,131	529,773
Six months ended	$288,897	2,234,833

As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.8 million, which is expected to be recognized over a weighted-average period of approximately 3.02 years.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $221,000 and $279,000, respectively, of compensation expense for the quarters ended September 30, 2009 and 2008 and recognized $982,000 and $790,000, respectively, for the six months ended September 30, 2009 and 2008 related to restricted stock. Compensation expense related to restricted stock is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of September 30, 2009, there was approximately $0.7 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.6 years.

A summary of the status of the Company’s restricted stock as of September 30, 2009, and changes during the six months ended September 30, 2009, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2009	80,246	$22.94
Granted during the period	18,000	28.14
Vested during the period	(24,000)	32.02
Cancelled during the period	(1,297)	19.75
Outstanding at September 30, 2009	72,949	$21.29

Total share-based compensation included as a component of net income during the three months ended and six months ended September 30, 2009 and 2008 was as follows:

	Three months ended		Six months ended
	2009	2008	2009	2008
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$744,159	942,060	$1,486,500	1,892,205
Share-based compensation related to restricted stock units	221,393	278,662	981,888	789,986

Total share-based compensation related to equity classified awards	$965,552	1,220,722	2,468,388	2,682,191

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2009 and 2008:

	2009	2008

Number of offices purchased	2	18
Merged into existing offices	2	10

Purchase Price	$818,922	$9,068,125
Tangible assets:
Net loans	628,363	7,847,443
Furniture, fixtures & equipment	-	35,500
Other	-	450

Excess of purchase prices over carrying value of net tangible assets	$190,559	$1,184,732

Customer lists	183,559	1,084,386
Non-compete agreements	7,000	69,000
Goodwill	-	31,346

Total intangible assets	$190,559	$1,184,732

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141(R)) and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2009, no acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the six months ended September 30, 2009, two acquisitions were recorded as asset acquisitions.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists.  In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill.  The offices the Company acquires are generally small privately owned offices, which do not have sufficient historical data to determine attrition.  The Company believes that the customers acquired have the same characteristics and perform similarly to its customers.  Therefore, the Company utilized the attrition patterns of its customers when developing the method.  This method is re-evaluated periodically.

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with FASB ASC 360-10-05 (Prior authoritative literature: SFAS 144).  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to an office is less than $100,000 and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 9 – SENIOR NOTES PAYABLE

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

NOTE 10 – CONVERTIBLE SENIOR NOTES

On October 10, 2006, the Company issued $110 million aggregate principal amount of its 3.0% convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933.  The Convertible Notes were registered in December 2006.  Interest on the Convertible Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007. The Convertible Notes are the Company’s direct, senior subordinated, unsecured obligations and rank equally in right of payment with all existing and future unsecured senior subordinated debt of the Company, senior in right of payment to all of the Company’s existing and future subordinated debt and junior to all of the Company’s existing and future senior debt.  The Convertible Notes are structurally junior to the liabilities of the Company’s subsidiaries.  The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, at an initial conversion rate of 16.0229 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $62.41 per share, subject to adjustment.  Upon conversion, the Company will pay cash up to the principal amount of notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount based on a 30 trading-day observation period.

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

In accordance with FASB ASC 815-40 (Prior authoritative literature: EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock”), the Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its Consolidated Financial Statements.

On April 1, 2009, we adopted FASB ASC 470-20 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)).  FASB ASC 470-20 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 8.7% at the time of the issuance of the Convertible Notes, and must be applied retroactively to all periods presented.  See Note 2 for disclosure about the financial statement impact of our adoption of FASB ASC 470-20.
The carrying amounts of the debt and equity components are as follows (in thousands):

	September 30,	March 31,	September 30,
	2009	2009	2008

Face value of convertible debt	$85,000	95,000	110,000
Unamortized discount	(8,135)	(11,268)	(15,465)
Net carrying amount of debt component	$76,865	83,732	94,535

Carrying amount of equity component	$22,933	23,359	23,696

For the six months ended September 30, 2009 and 2008, the effective interest rate on the liability component was 8.7% and 8.4%, respectively. Interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $3.4 million and $3.9 million, respectively.  Due to the combination of put, call and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 24 months.

NOTE 11 – EXTINGUISHMENT OF DEBT

In May 2009, the Company repurchased, in a privately negotiated transaction, $10 million of its Convertible Notes at an average discount to face value of approximately 32.5%.  The Company paid approximately $6.8 million and recorded a gain in other income of approximately $2.4 million, which was partially offset by the write-off of $165,000 of deferred financing costs pre-tax associated with the repurchase and cancellation of the Convertible Notes.  As of September 30, 2009, $85.0 million principal amount of the Convertible Notes was outstanding.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

On May 15, 2008, the Company entered into a $10 million foreign exchange currency option to economically hedge its foreign exchange risk relative to the Mexican peso.  Under the terms of the option contract, the Company can exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar.  The option was sold in October 2008 and the Company recorded a $1.5 million net gain in the third quarter of fiscal 2008.

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows (assets (liabilities)):
	Interest	Foreign Currency
	Rate Swaps	Exchange Option
September 30, 2009:
Accounts payable and accrued expenses	$(1,875,077)	-
Fair value of derivative instrument	$(1,875,077)	-

September 30, 2008:
Accounts payable and accrued expenses	$(920,693)	-
Other assets	-	160,300
Fair value of derivative instrument	$(920,693)	160,300

Both of the interest rate swaps are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gains (losses)
Interest rate swaps - included as a component of interest expense	$(451,064)	(175,429)	(880,376)	(331,214)

Foreign currency exchange option – included as a component of other income	$-	-	-	-

Unrealized gain (losses) included as a component of other income
Interest rate swaps	$93,625	(80,959)	568,588	749,925
Foreign currency exchange option	$-	(68,700)	-	(121,400)

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of these instruments is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings and to reduce variability in foreign cash flows.  The fair value of the interest rate swap and currency option is recorded on the Consolidated Balance Sheets as an other asset or other liability.  The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of FASB ASC 815 (Prior authoritative literature: SFAS 133); therefore, the changes in fair value of the swap and option are included in earnings as other income or expenses.

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

NOTE 13 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, SWAC and WAC de Mexico, will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of September 30, 2009, the Company has determined that approximately $129,000 of cumulative undistributed net earnings of Servicios World Acceptance Corporation de México, S. de R.L. de C.V. and approximately $286,000 of cumulative undistributed net losses of WAC de Mexico, S.A. de CV. SOFOM as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted FASB ASC 740-10 (Prior authoritative literature: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109) on April 1, 2007.  As a result of the implementation of FASB ASC 740-10, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of September 30, 2009 and March 31, 2009, the Company had $5.9 million and $4.7 million of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $3.4 million and $2.7 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The increase in the total gross unrecognized tax benefit including interest during the six months and the accrual of the current year’s uncertain positions, ending September 30, 2009 is primarily attributable to the accrual of another six months of interest, netted against the release of several positions that have lapsed due to statute of limitations expiration.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2009, the Company had approximately $1.0 million accrued for gross interest, of which approximately $92,000 was a current period expense.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.7 million in fiscal 2008.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge.  Until the tax issue is resolved, the Company expects to accrue approximately $57,000 per quarter for interest.

NOTE 14 – LITIGATION

At September 30, 2009, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability, if any, with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months		Six months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Average gross loans receivable (1)	$744,099	653,671	719,910	634,097
Average net loans receivable (2)	547,482	482,130	530,906	468,318

Expenses as a % of total revenue:
Provision for loan losses	24.1%	25.4%	22.3%	22.9%
General and administrative	49.7%	52.7%	51.4%	53.9%
Total interest expense	3.5%	4.2%	3.3%	4.2%

Operating margin (3)	26.2%	21.8%	26.3%	23.2%

Return on average assets (annualized)	10.3%	7.8%	10.5%	8.5%

Offices opened or acquired, net	17	35	22	69

Total offices (at period end)	966	907	966	907

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2009, Versus
Three Months Ended September 30, 2008

Net income increased to $14.6 million for the three months ended September 30, 2009, or 46.9%, from the three month period ended September 30, 2008.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $7.3 million, or 36.2%.

Total revenues rose to $104.2 million during the quarter ended September 30, 2009, a 13.6% increase over the $91.7 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 834 offices open throughout both quarterly periods increased by approximately 9.0%.  At September 30, 2009, the Company had 966 offices in operation, an increase of 22 offices from March 31, 2009.

Interest and fee income for the quarter ended September 30, 2009 increased by $11.5 million, or 14.3%, over the same period of the prior year.  This increase resulted from a $65.4 million increase, or 13.6%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $1.0 million, or 8.6%, between the two quarterly periods.  Insurance commissions increased by approximately $823,000, or 10.2%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $175,000, or 4.9%, over the two corresponding quarters primarily due to the interest rate swaps mark to market adjustment.

The provision for loan losses during the three months ended September 30, 2009 increased by $1.8 million, or 7.9%, from the same quarter last year.  Charge-offs as a percentage of average loans decreased during the second quarter to 16.2% (annualized) from 17.0% (annualized) in the second quarter of the prior year.  Accounts that were 61 days or more past due on a recency basis remained consistent at 3.3% as of September 30, 2009 and 2008.  On a contractual basis, accounts 61 days or more past due increased slightly from 4.5% at September 30, 2008 to 4.6% at September 30, 2009.  Management continues to closely monitor the loan portfolio credit risk during the current economic environment.  The Company has been able to control the risk of losses due to our decentralized collection process and the closed-ended, short-term nature of the loans.  The combination of these factors enables us to maintain continuing contact with our customers, which allows us to continue to monitor their current situations and the likelihood of successful collections.

In addition, loans over 90 days past due on a recency basis are fully reserved.  Generally, loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company continues to monitor closely the loan portfolio in light of current economic conditions and believes that the loss ratios are within acceptable ranges in light of these conditions.

General and administrative expenses for the quarter ended September 30, 2009 increased by $3.4 million, or 7.0% over the same quarter of fiscal 2009.  Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.5% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 49.7% for the three months ended September 30, 2009 and was 52.7% for the three months ended September 30, 2008.   This decrease is a result of the Company opening fewer offices in the current year compared to prior year.

Interest expense decreased by approximately $275,000 when comparing the two corresponding quarterly periods as a result of a decrease in the average interest rate, and decrease in the average outstanding debt balance.

The Company’s effective income tax rate decreased slightly to 38.3% for the quarter ended September 30, 2009 from 38.4% for the prior year quarter.

Comparison of Six Months Ended September 30, 2009 Versus
Six Months Ended September 30, 2008

Net income increased to $29.2 million for the six months ended September 30, 2009, or 37.4%, from the six month period ended September 30, 2008.  Operating income increased approximately $12.0 million, or 28.6%, and was offset partially by an increase in income taxes.

Total revenues rose to $204.4 million during the six months ended September 30, 2009, a 13.5% increase over the $180.1 million for the corresponding six months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 834 offices open throughout both quarterly periods increased by approximately 9.2%.

Interest and fee income for the six months ended September 30, 2009 increased by $20.2 million, or 12.9%, over the same period of the prior year.  This increase resulted from a $62.6 million increase, or 13.4%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $4.1 million, or 17.2%, between the two six months period.  Insurance commissions increased by $1.6 million, or 10.4%, during the most recent six months when compared to the prior year six months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $2.4 million, or 30.5%, over the two corresponding six months primarily due to the repurchase and cancellation of $10 million face value of the convertible notes, which resulted in a $2.4 million pre-tax gain.

The provision for loan losses during the six months ended September 30, 2009 increased by $4.4 million, or 10.7%, from the same six months last year.  Net charge-offs as a percentage of average net loans decreased from 15.8% (annualized) during the prior year first six months to 15.1% (annualized) during the most recent six months.

General and administrative expenses for the six months ended September 30, 2009 increased by $7.9 million, or 8.2% over the same six months of fiscal 2009.  Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 1.0% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 51.4% for the six months ended September 30, 2009 and 53.9% the six months ended September 30, 2008.  This decrease is a result of the Company opening fewer offices in the current year compared to prior year.

Interest expense decreased by approximately $773,000 when comparing the two corresponding six month periods as a result a decrease in the average interest rate and a decrease in the average outstanding debt balance.

The Company’s effective income tax rate decreased to 37.8% for the six months ended September 30, 2009 compared to 37.9% for the first six months of the prior year.

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock at the time of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”) or state taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

The Company adopted FASB ASC 740 (Prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) on April 1, 2007. Under FASB ASC 740, the Company includes the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

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

The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of November 2, 2009, the Company has $15.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 30 branches in the United States and 15 branches in Mexico during fiscal 2010.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2009.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired no offices and two loan portfolios from a competitor in two states during the first six months of fiscal 2010. Gross loans receivable purchased in these transactions was approximately $840,000 in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company amended its revolving credit facility effective July 31, 2009.  As amended, base revolving facility was increased to $213.3 million, with no seasonal revolving credit commitment, and the expiration date was extended to July 31, 2011.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate plus 1.0% per annum or the LIBOR rate plus 3.0% per annum, with a minimum of 4.0% per annum.

At September 30, 2009, the interest rate on borrowings under the revolving credit facility was 4.25%.   The Company pays a commitment fee equal to ..375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2009, $145.4 million was outstanding under this facility, and there was $67.9 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of September 30, 2009, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of September 30, 2009 relating to FASB ASC 740 included unrecognized tax benefits of $5.9 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following:  actual or proposed changes in applicable laws or regulations that could adversely affect the Company’s business of profitability; the continuation or worsening of adverse conditions in the global and domestic credit markets and uncertainties regarding, or the impact of governmental responses to those conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral, which risks may increase in light of adverse or recessionary economic conditions; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, an interest rate swap and a foreign currency option.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value represents the quoted market price.  The fair value of the convertible notes payable was $73.6 million at September 30, 2009.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $145.4 million at September 30, 2009.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance and the current LIBOR/Prime mix at September 30, 2009, a change of 1% in the interest rates would cause a change in interest expense of approximately $400,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.  This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.  In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate one-month LIBOR to a fixed rate of 2.4%

In accordance with FASB ASC 815, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC 815, changes in the fair value of the derivative instrument are included in other income.  As of September 30, 2009 the fair value of the interest rate swaps was a liability of approximately $1.9 million and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $569,000.

Foreign Currency Exchange Rate Risk

In September 2005, the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues were less than 5% of the Company’s total revenues for the six months ended September 30, 2009 and net loans denominated in Mexican pesos were approximately $17.9 million (USD) at September 30, 2009.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At September 30, 2009, the analysis indicated that such market movements would not have had a material effect on the Company’s Consolidated Financial Statements.  The actual effects on the Consolidated Financial Statements in the future may differ materially from results of the analysis for the quarter ended September 30, 2009. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4.         Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2009. During the second quarter of fiscal 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.         Submission of Matters of a Vote of Security Holders

(a)	The 2009 Annual Meeting of Shareholders was held on August 5, 2009.

(b)	Pursuant to Instruction 3 to Item 4, this paragraph need not be answered.

(c)	At the 2009 Annual Meeting of Shareholders, the following three matters were voted upon and passed. The tabulation of votes was:

(1)	The election of seven Directors to serve until the 2010 Annual Meeting of Shareholders:

	VOTES IN FAVOR	VOTES WITHHELD

Ken R. Bramlett, Jr.	13,959,907	230,833
James R. Gilreath	13,962,316	228,424
William S. Hummers III	13,855,924	334,816
A. Alexander McLean III	13,976,523	214,217
Mark C. Roland	14,010,671	180,069
Charles D. Way	14,011,292	179,448
Darrell E. Whitaker	13,941,823	248,917

(2)	The ratification of the selection of KPMG LLP as Independent Auditors:

VOTES IN FAVOR	VOTES AGAINST	ABSTENTIONS*

14,128,262	59,901	2,577

*There were no broker non-votes on this routine item.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

4.9	Fifth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2009	4.9	12-31-08 10Q/A

4.10	Sixth Amendment to Amended and Restated Credit Agreement dated as of July 31, 2009	4.10	6-30-09 10-Q

4.11	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.12	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.13	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust	4.7	6-30-05 10-Q
	(i.e. Subsidiary Security Agreement)

4.14	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

Exhibit		Previous Exhibit	Company Registration
Number	Description	Number	No. or Report

4.15	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.16	Form of 3.0% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.17	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

4.18	Amended and Restated Guaranty Agreement dated as of June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	4.17	3-31-09 10-K

4.19	First Amendment to Subsidiary Guaranty Agreement, dated as of August 4, 2008	4.18	3-31-09 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: November 2, 2009

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: November 2, 2009