Form 10-Q
period 2009-12-31
WORLD ACCEPTANCE CORP
filed 2010-02-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of February 1, 2010 was 16,412,386

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31,
	2009, March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the three and
	nine months ended December 31, 2009 and 2008	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income (loss) for the year ended March 31, 2009
	and the nine months ended December 31, 2009	5

	Consolidated Statements of Cash Flows for the
	nine months ended December 31, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial	22
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		31

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,	December 31,
	2009	2009	2008
		As adjusted (Note 2)
ASSETS

Cash and cash equivalents	$12,945,733	6,260,410	7,138,665
Gross loans receivable	838,864,378	671,175,985	736,234,490
Less:
Unearned interest and fees	(223,441,039)	(172,743,440)	(194,871,842)
Allowance for loan losses	(47,679,342)	(38,020,770)	(42,575,525)
Loans receivable, net	567,743,997	460,411,775	498,787,123
Property and equipment, net	22,936,050	23,060,360	23,068,885
Deferred income taxes	13,027,279	12,250,834	13,680,570
Income taxes receivable	-	-	1,569,306
Other assets, net	10,350,317	9,541,757	9,162,051
Goodwill	5,580,946	5,580,946	5,583,864
Intangible assets, net	7,541,218	8,987,551	9,513,171
Total assets	$640,125,540	526,093,633	568,503,635

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	185,560,000	113,310,000	185,350,000
Convertible senior subordinated notes payable	84,000,000	95,000,000	105,000,000
Debt discount	(7,065,673)	(11,268,462)	(13,615,511)
Income taxes payable	5,624,845	11,412,722	-
Accounts payable and accrued expenses	24,854,275	21,304,466	22,734,404
Total liabilities	292,973,447	229,758,726	299,468,893

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and Outstanding 16,376,553, 16,211,659 and 16,159,559 shares at December 31, 2009, March 31, 2009 and December 31, 2008, respectively	-	-	-
Additional paid-in capital	22,072,097	17,046,310	15,383,414
Retained earnings	327,516,403	283,518,260	257,177,596
Accumulated other comprehensive loss	(2,436,407)	(4,229,663)	(3,526,268)
Total shareholders' equity	347,152,093	296,334,907	269,034,742
Commitments and contingencies
	$640,125,540	526,093,633	568,503,635

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
		As adjusted		As adjusted
		(Note 2)		(Note 2)

Revenues:
Interest and fee income	$97,610,049	84,880,761	274,218,046	241,283,794
Insurance and other income	14,700,088	14,280,193	42,528,223	38,018,758
Total revenues	112,310,137	99,160,954	316,746,269	279,302,552

Expenses:
Provision for loan losses	29,632,781	29,490,333	75,217,079	70,654,378
General and administrative expenses:
Personnel	34,028,477	31,699,778	104,231,703	96,215,404
Occupancy and equipment	7,657,755	6,491,005	21,474,593	19,022,649
Data processing	475,639	572,987	1,503,650	1,743,384
Advertising	5,070,758	5,087,427	9,891,852	10,329,015
Amortization of intangible assets	563,183	621,355	1,695,641	1,844,902
Other	7,741,575	7,242,789	21,827,628	19,729,143
	55,537,387	51,715,341	160,625,067	148,884,497

Interest expense	3,756,054	3,928,135	10,483,235	11,428,618
Total expenses	88,926,222	85,133,809	246,325,381	230,967,493

Income before income taxes	23,383,915	14,027,145	70,420,888	48,335,059

Income taxes	8,632,677	5,163,799	26,422,745	18,183,133

Net income	$14,751,238	8,863,346	43,998,143	30,151,926

Net income per common share:
Basic	$0.91	0.55	2.71	1.85
Diluted	$0.89	0.54	2.68	1.82

Weighted average common shares outstanding:
Basic	16,298,477	16,203,282	16,253,140	16,289,319
Diluted	16,575,841	16,341,536	16,434,380	16,543,043

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(LOSS)
(Unaudited)
			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss)	Equity	Income

Balances at March 31, 2008	$1,323,001	232,812,768	169,503	234,305,272
Cumulative effect of change in accounting principle (Note 2)	14,961,722	(4,466,014)	-	10,495,708
Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Repurchase and cancellation of convertible notes	(336,328)	-	-	(336,328)
Other comprehensive loss	-	-	(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	56,492,590	-	56,492,590	56,492,590
Total comprehensive income	-	-	-	-	52,093,424
Balances at March 31, 2009 (As Adjusted – Note 2)	17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (96,850 shares), including tax benefits of $495,835	1,903,469	-	-	1,903,469
Issuance of restricted common stock under stock option plan (68,044 shares)	1,250,993	-	-	1,250,993
Stock option expense	2,427,228	-	-	2,427,228
Repurchase and cancellation of convertible notes	(555,903)	-	-	(555,903)
Other comprehensive income	-	-	1,793,256	1,793,256	1,793,256
Net income	-	43,998,143	-	43,998,143	43,998,143
Total comprehensive income.	-	-	-	-	45,791,399
Balances at December 31, 2009	$22,072,097	327,516,403	(2,436,407)	347,152,093

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
	2009	2008
		As adjusted
		(Note 2)
Cash flows from operating activities:

Net income	$43,998,143	30,151,926

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,695,641	1,844,902
Amortization of loan costs and discounts	318,027	569,502
Provision for loan losses	75,217,079	70,654,378
Gain on the extinguishment of debt	(2,478,331)	(1,588,720)
Amortization of convertible note discount	2,957,197	3,539,484
Depreciation	4,176,174	3,378,260
Deferred income tax (expense) benefit	(776,445)	1,818,505
Compensation related to stock option and restricted stock plans	3,678,221	3,718,932
Unrealized (gains) losses on interest rate swap	(891,068)	869,123

Change in accounts:
Other assets, net	(1,147,626)	(2,543,331)
Income taxes payable	(5,744,672)	(17,976,045)
Accounts payable and accrued expenses	4,303,526	3,122,082
Net cash provided by operating activities	125,305,866	97,558,998

Cash flows from investing activities:

Increase in loans receivable, net	(180,449,244)	(150,922,924)
Assets acquired from office acquisitions, primarily loans	(765,550)	(8,601,606)
Increase in intangible assets from acquisitions	(249,308)	(1,591,935)
Purchases of property and equipment, net	(3,774,819)	(8,110,470)

Net cash used in investing activities	(185,238,921)	(169,226,935)

Cash flows from financing activities:

Proceeds of senior revolving notes payable, net	72,250,000	80,850,000
Repayment of convertible senior subordinated notes payable	(7,657,500)	(2,916,000)
Repurchases of common stock	-	(7,848,764)
Repayment of other notes payable	-	(400,000)
Proceeds from exercise of stock options	1,407,634	1,374,545
Excess tax benefit from exercise of stock options	495,835	704,244

Net cash provided by financing activities	66,495,969	71,764,025

Increase (decrease) in cash and cash equivalents	6,562,914	96,088

Cash and cash equivalents at beginning of period	6,260,410	7,589,575

Effect of foreign currency fluctuation on cash	122,409	(546,998)

Cash and cash equivalents at end of period	$12,945,733	7,138,665

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of the Company at December 31, 2009, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2009, and the results of operations and cash flows for the periods ended December 31, 2009 and 2008, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

	Three Months Ended December 31,
	2008			2007
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands, except per share data)
Consolidated Statements of Operations
Insurance and other income	$14,775	(495)	14,280	12,835	-	12,835
Interest expense	2,787	1,141	3,928	3,338	1,099	4,437
Income before income taxes	15,663	(1,636)	14,027	14,011	(1,099)	12,912
Income taxes	5,659	(495)	5,164	6,723	(409)	6,314
Net income	10,004	(1,141)	8,863	7,288	(690)	6,598

Earnings per common share
Basic	$0.62	(0.07)	0.55	0.43	(0.04)	0.39
Diluted	0.61	(0.07)	0.54	0.43	(0.05)	0.38

	Nine Months Ended December 31,
	2008			2007
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands, except per share data)
Consolidated Statements of Operations
Insurance and other income	$38,514	(495)	38,019	34,327	-	34,327
Interest expense	8,016	3,413	11,429	8,606	3,255	11,861
Income before income taxes	52,243	(3,909)	48,334	48,577	(3,255)	45,322
Income taxes	19,523	(1,340)	18,183	19,972	(1,212)	18,760
Net income	32,719	(2,567)	30,152	28,604	(2,043)	26,561

Earnings per common share
Basic	$2.01	(0.16)	1.85	1.66	(0.12)	1.54
Diluted	1.98	(0.16)	1.82	1.63	(0.11)	1.52

	As of March 31, 2009			As of December 31, 2008
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$16,983	(4,732)	12,251	18,927	(5,246)	13,681
Income tax receivable	-	-	-	1,714	(145)	1,569
Other assets, net	9,970	(428)	9,542	9,629	(467)	9,162
Total assets	531,254	(5,160)	526,094	574,362	(5,858)	568,504

Convertible senior subordinated notes payable, net of discount	95,000	(11,269)	83,731	105,000	(13,616)	91,384
Income taxes payable	11,253	160	11,413	-	-	-
Total liabilities	240,868	(11,109)	229,759	313,084	(13,615)	299,469

Additional paid-in capital	2,421	14,625	17,046	593	14,790	15,383
Retained earnings	292,195	(8,677)	283,518	264,211	(7,033)	257,178
Total shareholders’ equity	290,386	5,949	296,335	261,278	7,757	269,035

Total liabilities and shareholders’ equity	531,254	(5,160)	526,094	574,362	(5,858)	568,504

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

Business Combinations

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), “Business Combinations,” which replaces FASB Statement No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations, although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions as of April 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in fiscal 2010 or thereafter.

Subsequent Events

In May 2009, the FASB issued ASC Topic 855 (Prior authoritative literature: “SFAS No. 165”), “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events that previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through February 1, 2010, which is the date these Consolidated Financial Statements are filed and no events required disclosure.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB ASC 350-30-55-1c (Prior authoritative literature: FASB Staff Position No. FAS 142-3), “Determination of the Useful Life of Intangible Assets.”  FASB ASC 350-30-55-1c applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets.  FASB ASC 350-30-55-1c is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company adopted FASB ASC 350-30-55-1c effective April 1, 2009 with no significant impact to the Consolidated Financial Statements.

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

Recognition and Presentation of Other-Than-Temporary Impairments

FASB ASC 320-10-65 (Prior authoritative literature: FASB Staff Position FAS 115-2 and FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320-10-65 was effective June 30, 2009, and did not have a significant impact on the Company’s Consolidated Financial Statements.

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
o
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at December 31, 2009:

Fair Value Measurements Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31,	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2009	$1,552,598	$-	$1,552,598	$-
2008	$2,539,741	$-	$2,539,741	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

There were no assets or liabilities measured at fair value on a non recurring basis during the first nine months of fiscal 2010.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	December 31,	March 31,	December 31,
	2009	2009	2008

Book value:
Senior Notes Payable	$185,560	113,310	185,350
Convertible Notes, net of discount	76,934	83,732	91,384
	$262,494	197,042	276,734

Estimated fair value:
Senior Notes Payable	$185,560	113,310	185,350
Convertible Notes	78,598	61,702	60,575
	$264,158	175,012	245,925

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at December 31, 2009 and March 31, 2009 relates primarily to market quotations for the Company’s 3.0% Convertible Senior Subordinated Notes due October 1, 2011.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of FASB ASC 220-10 (Prior authoritative literature: SFAS No. 130 “Reporting Comprehensive Income”).  The following summarizes accumulated other comprehensive income (loss) as of:

	Three months		Nine months
	ended December 31,		ended December 31,
	2009	2008	2009	2008

Balance at beginning of period	$(3,249,866)	(400,811)	(4,229,663)	169,503

Unrealized income (loss) from foreign Exchange translation adjustment	813,459	(3,125,457)	1,793,256	(3,695,771)

Balance at end of period	$(2,436,407)	(3,526,268)	(2,436,407)	(3,526,268)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2009	2008	2009	2008

Balance at beginning of period	$43,682,344	38,120,647	38,020,770	33,526,147

Provision for loan losses	29,632,781	29,490,333	75,217,079	70,654,378
Loan losses	(27,768,448)	(26,558,525)	(71,711,810)	(66,846,813)
Recoveries	2,067,228	1,694,403	6,025,614	5,069,652
Translation adjustment	65,437	(210,502)	127,689	(255,217)
Allowance on acquired loans	-	39,169	-	427,378
Balance at end of period	$47,679,342	42,575,525	47,679,342	42,575,525

The Company adopted FASB ASC 310 (Prior authoritative literature: Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer"), which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this ASC.  The Company believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of FASB ASC 310 have not shown evidence of deterioration of credit quality  since origination, and therefore, are not within the scope of FASB ASC 310 because the Company did not allocate consideration for, or record, acquired loans over 60 days delinquent.  Loans acquired that are more than 60 days past due are included in the scope of FASB ASC 310 and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the three months ended and nine months ended December 31, 2008, the Company recorded adjustments of approximately $39,000 and $427,000, respectively, to the allowance for loan losses in connection with acquisitions in accordance with generally accepted accounting principles. No adjustments were recorded for the three months ended or the nine months ended December 31, 2009.  These adjustments represent the allowance for loan losses on acquired loans which do not meet the scope of FASB ASC 310.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Basic:
Weighted average common shares outstanding (denominator)	16,298,477	16,203,282	16,253,140	16,289,319

Diluted:
Weighted average common shares outstanding	16,298,477	16,203,282	16,253,140	16,289,319
Dilutive potential common shares	277,364	138,254	181,240	253,724
Weighted average diluted shares outstanding (denominator)	16,575,841	16,341,536	16,434,380	16,543,043

Options to purchase 159,370 and 309,055 shares of common stock at various prices were outstanding during the three months ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options are anti-dilutive.  Options to purchase 134,172 and 86,584 shares of common stock at various prices were outstanding during the nine months ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and between two and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2009, there were 505,095 shares available for grant under the plans.

Stock based compensation is recognized as provided under FASB ASC 718-10 and FASB ASC 505-50 (Prior authoritative literature: FASB Statement 123(R), “Share Based Payment”).  FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  The Company elected to use the modified prospective transition method, and did not retroactively adjust results from prior periods.  Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the provisions of FASB ASC 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair values at the grant date for options issued during the nine months ended December 31, 2009 and 2008 were $15.32 and $8.51, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Dividend yield	0%	0%	0%	0%
Expected volatility	56.69%	50.67%	56.69%	50.67%
Average risk-free interest rate	2.69%	2.75%	2.69%	2.75%
Expected life	6.6 years	5.9 years	6.6 years	5.9 years
Vesting period	5 years	5 years	5 years	5 years

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

Option activity for the nine months ended December 31, 2009 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,390,900	$25.00
Granted	295,750	26.73
Exercised	(96,850)	16.68
Forfeited	(1,150)	46.29
Options outstanding, end of period	1,588,650	$25.81	7.16	$18,570,500
Options exercisable, end of period	712,700	$25.23	5.47	$9,141,483

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options.  The total intrinsic value of options exercised during the periods ended December 31, 2009 and 2008 were as follows:

	2009	2008
Three months ended	$1,069,769	21,311
Nine months ended	$1,358,666	2,307,894

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $8.4 million, which is expected to be recognized over a weighted-average period of approximately 3.85 years.

Restricted Stock

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers and other officers of the Company.  One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of the grant.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to the same executive officers.  The 23,159 shares will vest on April 30, 2012 based on the Company’s compounded annual EPS growth according to the following schedule:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $651,000 and $593,000, respectively, of compensation expense for the quarters ended December 31, 2009 and 2008 and recognized $1.6 million and $1.4 million, respectively, for the nine months ended December 31, 2009 and 2008 related to restricted stock. Compensation expense related to restricted stock is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of December 31, 2009, there was approximately $1.8 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2 years.

A summary of the status of the Company’s restricted stock as of December 31, 2009, and changes during the nine months ended December 31, 2009, is presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2009	80,246	$22.94
Granted during the period	82,505	27.04
Vested during the period	(64,063)	25.87
Cancelled during the period	(14,461)	26.41
Outstanding at December 31, 2009	84,227	$23.52

Total share-based compensation included as a component of net income during the three months ended and nine months ended December 31, 2009 and 2008 was as follows:

	Three months ended		Nine months ended
	2009	2008	2009	2008
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$940,728	711,647	$2,427,228	2,603,852
Share-based compensation related to restricted stock units	650,994	592,900	1,632,881	1,382,818

Total share-based compensation related to equity classified awards	$1,591,722	1,304,547	$4,060,109	3,986,670

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2009 and 2008:

	2009	2008

Number of offices purchased	4	21
Merged into existing offices	4	10

Purchase Price	$1,014,858	$10,193,541
Tangible assets:
Net loans	765,550	8,550,656
Furniture, fixtures & equipment	-	48,500
Other	-	2,450
	765,550	8,601,606

Excess of purchase prices over carrying value of
net tangible assets	$249,308	$1,591,935

Customer lists	232,308	1,280,746
Non-compete agreements	17,000	80,000
Goodwill	-	231,189

Total intangible assets	$249,308	$1,591,935

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

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2009, no acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the nine months ended December 31, 2009, four acquisitions were recorded as asset acquisitions.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists.  In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill.  The offices the Company acquires are generally small privately owned offices which do not have sufficient historical data to determine attrition.  The Company believes that the customers acquired have the same characteristics and perform similarly to its customers.  Therefore, the Company utilized the attrition patterns of its customers when developing the method.  This method is re-evaluated periodically.

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

NOTE 9 – SENIOR NOTES PAYABLE

Effective July 31, 2009, the Company amended its revolving credit facility.  The following amendments were made:

•	Increased the base revolving facility to $213.3 million from $187.0 million.
•	Added an accordion feature, allowed the existing bank group or additional banks to increase the commitment up to an additional $25.0 million.
•	Eliminated the $30.0 million seasonal revolver.
•	Extended the term from September 30, 2010 to July 31, 2011.
•	Increased the permitted investment in Mexico from $35.0 million to $45.0 million.
•
Adjusted the definition of the “Base Rate” borrowing option to reflect current market convention.  The new definition would be the greatest of (i)  Agent’s prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 1/2 of 1%, and (iii) the LIBOR Quoted Rate for such day plus 1.00% calculated on an actual day/[365/366-day basis] and payable monthly in arrears.  LIBOR Quoted Rate shall be, for any day, the rate per annum equal to the quotient of (i) the rate per annum (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) for deposits in U.S. Dollars for a one-month period which appears on the LIBOR01 Page as of 11:00 a.m. (London, England time) on such day (or, if such day is not a Business Day, on the immediately preceding Business Day) divided by (ii) one (1) minus the Eurodollar Reserve Percentage.  The spread over the Base Rate option would be 1.00% with a minimum yield of 4%.

•	Increased the interest rate from LIBOR rate plus 1.80% per annum to LIBOR rate plus 3.0% per annum, with a minimum of 4.0%.

On November 13, 2009, the accordion feature was utilized as two additional banks were added to the existing bank group, increasing the commitment by $25.0 million, or to $238.3 million.

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

On April 1, 2009, the Company adopted FASB ASC 470-20 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)).  FASB ASC 470-20 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects the Company non-convertible debt borrowing rate, determined to be 8.7% at the time of the issuance of the Convertible Notes, and must be applied retroactively to all periods presented.  See Note 2 for disclosure about the financial statement impact of the Company’s adoption of FASB ASC 470-20.

The carrying amounts of the debt and equity components are as follows (in thousands):

	December 31,	March 31,	December 31,
	2009	2009	2008

Face value of convertible debt	$84,000	95,000	105,000
Unamortized discount	(7,066)	(11,268)	(13,616)
Net carrying amount of debt component	$76,934	83,732	91,384

Carrying amount of equity component	$22,804	23,359	23,524

For the nine months ended December 31, 2009 and 2008, the effective interest rate on the liability component was 8.4%. Interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $1.9 million and $3.0 million, respectively for the nine months ended December 31, 2009.  Interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $2.5 million and $3.5 million, respectively, for the nine month ended December 31, 2008.  The remaining discount on the liability component will be amortized over 21 months.

NOTE 11 – EXTINGUISHMENT OF DEBT

In December 2009, the Company repurchased, in a privately negotiated transaction, $1.0 million of its Convertible Notes at a discount to face value of approximately 9.25%.  The Company paid approximately $908,000 and recorded a gain in other income of approximately $117,000, which was partially offset by the write-off of $9,000 of deferred financing costs pre-tax associated with the repurchase and cancellation of the Convertible Notes.  As of December 31, 2009, $84.0 million principal amount of the Convertible Notes was outstanding.

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

In December 2008, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $5 million (or approximately 4.55% of the total) of its convertible senior subordinated notes due October 11, 2011 the Convertible Notes at an average discount to face value of approximately 42%. The Company paid approximately $2.9 million on the repurchase.  The transactions were treated as an extinguishment of debt for accounting purposes.  The Company recorded a gain of approximately $1.6 million on the repurchase of the Convertible Notes, which was partially offset by the write-off of $100,000 of deferred financing costs associated with the repurchase and cancellation of Convertible Notes.

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows (assets (liabilities)):
Interest
Rate Swaps
December 31, 2009:
Accounts payable and accrued expenses	$(1,552,598)
Fair value of derivative instrument	$(1,552,598)

March 31, 2009:
Accounts payable and accrued expenses	$(2,443,666)
Fair value of derivative instrument	$(2,443,666)

December 31, 2008:
Accounts payable and accrued expenses	$(2,539,741)
Fair value of derivative instrument	$(2,539,741)

Both of the interest rate swaps are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Realized gains (losses)
Interest rate swaps - included as a component of interest expense	$(456,316)	(151,000)	(1,336,692)	(482,314)

Foreign currency exchange option – included as a component of other income	$-	1,548,500	-	1,548,500

Unrealized gain (losses) included as a component of other income
Interest rate swaps	$322,480	(1,619,048)	891,068	(869,123)

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

NOTE 13 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company is required to assess whether the earnings of the Company’s two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de Mexico, S. de R.L. de C.V. and WAC de Mexico, S.A. de CV. SOFOM, will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of December 31, 2009, the Company has determined that approximately $173,000 of cumulative undistributed net earnings of Servicios World Acceptance Corporation de México, S. de R.L. de C.V. and approximately $140,000 of cumulative undistributed net losses of WAC de Mexico, S.A. de CV. SOFOM as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company adopted FASB ASC 740-10 (Prior authoritative literature: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement 109) on April 1, 2007.  As a result of the implementation of FASB ASC 740-10, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of December 31, 2009 and March 31, 2009, the Company had $5.2 million and $4.7 million of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $3.1 million and $2.7 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The increase in the total gross unrecognized tax benefit including interest during the nine months, ending December 31, 2009 is primarily attributable to the accrual of another nine months of interest, netted against the release of several positions that have lapsed due to statute of limitations expiration and the accrual of the current year’s uncertain positions.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2009, the Company had approximately $1.0 million accrued for gross interest, of which approximately $18,000 was a current period benefit.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased by $2.7 million in fiscal 2008.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge.  Until the tax issue is resolved, the Company expects to accrue approximately $57,000 per quarter for interest.

NOTE 14 – LITIGATION

At December 31, 2009, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability, if any, with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months		Nine months
	ended December 31,		ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)

Average gross loans receivable (1)	$785,167	689,267	742,518	652,846
Average net loans receivable (2)	577,553	507,965	547,060	481,807

Expenses as a % of total revenue:
Provision for loan losses	26.4%	29.7%	23.7%	25.3%
General and administrative	49.5%	52.2%	50.7%	53.3%
Total interest expense	3.3%	4.0%	3.3%	4.1%

Operating margin (3)	24.2%	18.1%	25.5%	21.4%

Return on average assets (trailing 4 quarters)	12.2%	10.4%	12.2%	10.4%

Offices opened or acquired, net	9	16	31	85

Total offices (at period end)	975	923	975	923

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2009, Versus
Three Months Ended December 31, 2008

Net income increased to $14.8 million for the three months ended December 31, 2009, or 66.4%, from the three month period ended December 31, 2008.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $9.2 million, or 51.2%.

Total revenues rose to $112.3 million during the quarter ended December 31, 2009, a 13.3% increase over the $99.2 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 834 offices open throughout both quarterly periods increased by approximately 9.1%.  At December 31, 2009, the Company had 975 offices in operation, an increase of 31 offices from March 31, 2009.

Interest and fee income for the quarter ended December 31, 2009 increased by $12.7 million, or 15.0%, over the same period of the prior year.  This increase resulted from a $69.6 million increase, or 13.7%, in average net loans receivable over the corresponding quarter of the prior year.

Insurance commissions and other income increased by approximately $420,000, or 2.9%, between the two quarterly periods.  Insurance commissions increased by approximately $1.1 million, or 12.7%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income decreased by approximately $700,000, or 12.6%.  During the three months ended December 31, 2008, the Company recorded a $1.5 million gain on the repurchase and cancellation of $5.0 million face value of the convertible notes and a $1.5 million gain on the sale of a foreign currency option.  During the three months ended December 31, 2009, the Company recorded a $117,000 gain on the repurchase and cancellation of $1.0 million face value of the convertible notes.  In addition, the Company recorded a $322,000 gain on the interest rate swaps mark to market adjustment compared to a $1.6 million loss in the third quarter of fiscal 2009.

The provision for loan losses during the three months ended December 31, 2009 increased by $142,000, or 0.5%, from the same quarter last year.  Charge-offs as a percentage of average loans decreased during the third quarter to 17.8% (annualized) from 19.6% (annualized) in the third quarter of the prior year.  Accounts that were 61 days or more past due on a recency basis decreased from 3.3% as of December 31, 2008 to 3.0% as of December 31, 2009.  On a contractual basis, accounts 61 days or more past due decreased from 4.6% at December 31, 2008 to 4.3% at December 31, 2009.  Management continues to closely monitor the loan portfolio credit risk during the current economic environment.  The Company believes it has been able to mitigate the risk of losses due to its decentralized collection process and the closed-ended, short-term nature of the loans and that the combination of these factors, which enables the Company to maintain continuing contact with its customers, allows the Company to continue to monitor the customer’s current situations and the likelihood of successful collections.

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

General and administrative expenses for the quarter ended December 31, 2009 increased by $3.8 million, or 7.4% over the same quarter of fiscal 2009.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.3% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 49.5% for the three months ended December 31, 2009 and was 52.2% for the three months ended December 31, 2008.   This decrease was a result of the Company opening fewer offices in the current year compared to the prior year.

Interest expense decreased by approximately $172,000 when comparing the two corresponding quarterly periods as a result of a decrease in the average outstanding debt balance, offset by a slight increase in the average interest rate.

The Company’s effective income tax rate increased slightly to 36.9% for the quarter ended December 31, 2009 from 36.8% for the prior year quarter.

Comparison of Nine Months Ended December 31, 2009 Versus
Nine Months Ended December 31, 2008

Net income increased to $44.0 million for the nine months ended December 31, 2009, or 45.9%, from the nine month period ended December 31, 2008.  Operating income increased approximately $21.1 million, or 35.4%.

Total revenues rose to $316.7 million during the nine months ended December 31, 2009, a 13.4% increase over the $279.3 million for the corresponding nine months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both nine month periods.  Revenues from the 834 offices open throughout both nine month periods increased by approximately 9.0%.

Interest and fee income for the nine months ended December 31, 2009 increased by $32.9 million, or 13.6%, over the same period of the prior year.  This increase resulted from a $65.3 million increase, or 13.5%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $4.5 million, or 11.9%, between the two nine month periods.  Insurance commissions increased by $2.7 million, or 11.2%, during the most recent nine months when compared to the prior year nine months due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $1.8 million, or 13.0%, over the two corresponding nine months.  During the nine months ended December 31, 2009, the Company recognized an $891,000 gain on the interest rate swaps and a $2.5 million gain on the repurchase and cancellation of $11.0 million face value of the convertible notes compared to the nine months ended December 31, 2008, in which the Company recognized an $869,000 loss on the interest rate swaps, a $1.5 million gain on the sale of its foreign currency option, and a $1.5 million gain on the purchase and cancellation of $5.0 million face value of the convertible notes.

The provision for loan losses during the nine months ended December 31, 2009 increased by $4.6 million, or 6.5%, from the same nine months last year.  Net charge-offs as a percentage of average net loans decreased from 17.1% (annualized) during the prior year first nine months to 16.0% (annualized) during the most recent nine months.

General and administrative expenses for the nine months ended December 31, 2009 increased by $11.7 million, or 7.9% over the same nine months of fiscal 2009.  Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.3% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 50.7% for the nine months ended December 31, 2009 and 53.3% the nine months ended December 31, 2008.  This decrease was a result of the Company opening fewer offices in the current year compared to prior year.

Interest expense decreased by approximately $945,000 when comparing the two corresponding nine month periods as a result a decrease in the average interest rate and a decrease in the average outstanding debt balance.

The Company’s effective income tax rate decreased to 37.5% for the nine months ended December 31, 2009 compared to 37.6% for the first nine months of the prior year.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock and convertible notes.  As the Company's gross loans receivable increased from $505.8 million at March 31, 2007 to $671.2 million at March 31, 2009, net cash provided by operating activities for fiscal years 2007, 2008 and 2009 was $110.1 million, $136.0 million and $153.9 million, respectively.

The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of February 1, 2010, the Company has $15.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations and $24.0 million remaining repurchase capacity under the Company’s convertible notes repurchase authorization.

The Company plans to open or acquire at least 30 branches in the United States and 15 branches in Mexico during fiscal 2010.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2009.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired no offices and four loan portfolios from a competitor in three states during the first nine months of fiscal 2010. Gross loans receivable purchased in these transactions was approximately $1.0 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company amended its revolving credit facility effective July 31, 2009.  As amended, base revolving facility was increased to $213.3 million, with no seasonal revolving credit commitment, and the expiration date was extended to July 31, 2011.  The amendment had an accordion feature for an additional $25.0 million.  On November 13, 2009, two additional banks were added to the existing bank group, increasing the revolving credit facility availability to $238.3 million.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate plus 1.0% per annum or the LIBOR rate plus 3.0% per annum, with a minimum of 4.0% per annum.

At December 31, 2009, the interest rate on borrowings under the revolving credit facility was 4.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2009, $185.6 million was outstanding under this facility, and there was $52.8 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2009, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company’s contractual obligations as of December 31, 2009 relating to FASB ASC 740 included unrecognized tax benefits of $5.2 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following:  actual or proposed changes in applicable laws or regulations that could adversely affect the Company’s business or profitability; the continuation or worsening of adverse conditions in the global and domestic credit markets and uncertainties regarding, or the impact of governmental responses to those conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral, which risks may increase in light of adverse or recessionary economic conditions; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this Report in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value represents the quoted market price.  The fair value of the convertible notes payable was $78.6 million at December 31, 2009.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $185.6 million at December 31, 2009.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance and the current LIBOR/Prime mix at December 31, 2009, a change of 1% in the LIBOR interest rates would cause a change in interest expense of approximately $400,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.  This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.  In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate one-month LIBOR to a fixed rate of 2.4%

In accordance with FASB ASC 815, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC 815, changes in the fair value of the derivative instrument are included in other income.  As of December 31, 2009 the fair value of the interest rate swaps was a liability of approximately $1.6 million and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $891,000.

Foreign Currency Exchange Rate Risk

In September 2005, the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues were less than 5% of the Company’s total revenues for the nine months ended December 31, 2009 and net loans denominated in Mexican pesos were approximately $18.4 million (USD) at December 31, 2009.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At December 31, 2009, the analysis indicated that such market movements would not have had a material effect on the Company’s Consolidated Financial Statements.  The actual effects on the Consolidated Financial Statements in the future may differ materially from results of the analysis for the quarter ended December 31, 2009. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009. During the third quarter of fiscal 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.11
Revised listing of Bank Commitments effective as of November 13, 2009, pursuant to the Sixth Amendment to Amended and  Restated Credit Agreement dated as of July 31, 2009 (the “Sixth Amendment”) (this listing updates the information previously disclosed in Schedule 1.1 to the Sixth Amendment, which was previously filed as Exhibit 4.10 to the Company’s report on Form 10-Q for the quarter ended June 30, 2009)
		*

4.12	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.13	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.14	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.15	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

4.16	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.17	Form of 3.0% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.18	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

4.19	Amended and Restated Guaranty Agreement dated as of June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	4.17	3-31-09 10-K

4.20	First Amendment to Subsidiary Guaranty Agreement, dated as of August 4, 2008	4.18	3-31-09 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: February 1, 2010

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: February 1, 2010