Form 10-K
period 2010-03-31
WORLD ACCEPTANCE CORP
filed 2010-06-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2009, computed by reference to the closing sale price on such date, was $25.21.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of June 8, 2010, 15,765,054 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report
Table of Contents

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in eleven states and Mexico.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to "fiscal 2010" are to the Company's fiscal year ended March 31, 2010.

The Company maintains an Internet website, “www.worldacceptance.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website.  These documents are available for access as soon as reasonably practicable after we electronically file these documents with the Securities and Exchange Commission (“SEC”).  The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov.  The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.

PART I.

Item 1.   Description of Business

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $300 and $4,000 through 990 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama and Mexico as of March 31, 2010.  The Company generally serves individuals with limited access to consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services and access to refund anticipation loans through a third party bank to its customers and others.

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

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry.  Small-loan consumer finance companies generally make loans to individuals of up to $1,000 with maturities of one year or less.  These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or refinancing of loans.  By contrast, commercial banks, savings and loans and other consumer finance businesses typically make loans of more than $5,000 with maturities of more than one year.  Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies.  As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

Expansion.  During fiscal 2010, the Company opened 48 new offices.  One office was purchased and three offices were merged into existing offices due to their inability to grow to profitable levels.  In fiscal 2011, the Company plans to open or acquire at least 55 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 15 new offices in Mexico in fiscal 2011.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

South Carolina	62	62	65	65	65	68	89	92	93	95
Georgia	48	52	52	74	76	74	96	97	100	101
Texas	135	136	142	150	164	168	183	204	223	229
Oklahoma	43	46	45	47	51	58	62	70	80	82
Louisiana	20	20	20	20	20	24	28	34	38	38
Tennessee	38	40	45	51	55	61	72	80	92	95
Illinois	30	29	28	30	33	37	40	58	61	64
Missouri	22	22	22	26	36	38	44	49	57	62
New Mexico	12	12	16	19	20	22	27	32	37	39
Kentucky	10	22	30	30	36	41	45	52	58	61
Alabama (1)	-	-	5	14	21	26	31	35	42	44
Colorado (2)	-	-	-	-	2	-	-	-	-	-
Mexico (3)	-	-	-	-	-	3	15	35	63	80
Total	420	441	470	526	579	620	732	838	944	990

(1)	The Company commenced operations in Alabama in January 2003.
(2)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(3)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company offers consumer installment loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  The Company's loans are consumer installment loans that are payable in fully amortizing monthly installments with terms generally of 4 to 36 months, and all loans are prepayable at any time without penalty.  In fiscal 2010, the Company's average originated gross loan size and term were approximately $1,067 and 11 months, respectively.  Several state laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged.  As of March 31, 2010, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of the requirements of the federal Truth in Lending Act, ranged from 25% to 204% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges at or close to the maximum rates allowable under applicable state law in those states that limit loan rates.  Statutes in Texas and Oklahoma allow for indexing the maximum loan amounts to the Consumer Price Index.  The Company’s loan products are pre-computed loans in which the finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fee and other charges permitted by the relevant state laws.

As of March 31, 2010, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total
0%	36%	$180,360,272	$-	$180,360,272	23.42%
36%	50%	168,091,098	-	168,091,098	21.82%
51%	80%	154,799,458	-	154,799,458	20.10%
81%	99%	194,585,463	187,625	194,773,088	25.29%
99%	149%	30,471,982	32,936,005	63,407,987	8.23%
149%	204%	8,819,929	13,375	8,833,304	1.15%

		$737,128,202	$33,137,005	$770,265,207

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company requires each customer to obtain certain specific credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act and by various applicable state laws.  In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company also charges non-file premiums in connection with certain loans in lieu of recording and perfecting the Company’s security interest in the asset pledged.  The premiums are remitted to a third party insurance company for non-file insurance coverage. In the sale of insurance policies, the Company, as agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

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

In fiscal 1995 the Company implemented its World Class Buying Club and began marketing certain electronic products and appliances to its Texas borrowers.  Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Alabama and Missouri.  The program is not offered in the other states where the Company operates, as it is not permitted by the state regulations in those states.  Borrowers participating in this program can purchase a product from a limited inventory of items maintained in the branch offices, a catalog available at a branch office or by direct mail and can finance the purchase with a retail installment sales contract provided by the Company.  Other than the limited product samples maintained in the branch offices, products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.  The Company believes that maintaining a limited number of items on hand in each of its participating offices has enhanced sales under this program and plans to continue this practice in the future.

Another service offered by the Company is income tax return preparation, electronic filing and access to refund anticipation loans.  This program is provided in all but a few of the Company’s offices.  The Company prepared 62,000, 61,000 and 65,000 returns in each of the fiscal years 2010, 2009 and 2008, respectively.   Net revenue generated by the Company from this program during fiscal 2010, 2009 and 2008 amounted to approximately $10.9 million, $9.9 million and $9.7 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote and expand the program.

Loan Activity.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2001 through 2010:

	At March 31,
State	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

South Carolina	21%	19%	15%	14%	12%	11%	13%	12%	11%	12%
Georgia	12	12	12	13	13	13	14	15	14	14
Texas	25	24	23	21	20	24	23	22	21	20
Oklahoma	6	5	5	5	5	6	5	5	6	6
Louisiana	3	3	3	3	3	3	3	3	3	2
Tennessee	11	12	14	15	18	15	15	14	14	14
Illinois	5	5	5	5	5	5	6	6	6	6
Missouri	4	5	5	6	6	6	5	6	6	6
New Mexico	3	3	3	3	3	3	3	3	3	3
Kentucky	10	12	13	12	12	11	9	9	9	9
Alabama (1)	-	-	2	3	3	3	3	3	4	4
Mexico (2)	-	-	-	-	-	-	1	2	3	4

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Alabama in January 2003.
(2)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2010:

			Gross Loan
	Total Number	Average Gross Loan	Balance
	of Loans	Balance	(thousands)

South Carolina	80,178	$1,120	$89,766
Georgia	84,971	1,269	107,839
Texas	201,047	754	151,595
Oklahoma	50,886	940	47,840
Louisiana	24,156	743	17,947
Tennessee	91,714	1,174	107,684
Illinois	40,672	1,218	49,548
Missouri	37,768	1,201	45,367
New Mexico	24,454	775	18,954
Kentucky	47,561	1,471	69,944
Alabama	32,584	940	30,644
Mexico	77,225	429	33,137
Total	793,216	$971	$770,265

For fiscal 2010, 2009 and 2008, 95.9%, 96.9% and 98.2%, respectively, of the Company’s revenues were attributable to U.S. customers and 4.1%, 3.1% and 1.8%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors - Our use of derivatives exposes us to credit and market risk” and “- Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Seasonality.  The Company's highest loan demand occurs generally from October through December, its third fiscal quarter.  Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter.  Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs.  Operating results from the Company's third fiscal quarter are generally lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

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

In fiscal 2010, approximately 84.7% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity to refinance existing loans prior to maturity, thereby increasing the amount borrowed and increasing the fees and other income realized.  For fiscal 2010, 2009 and 2008, the percentages of the Company's loan originations that were refinancings of existing loans were 76.4%, 75.0% and 73.3%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  While allowed on a selective basis, refinancings of delinquent loans amounted to less than 2% of the Company’s loan volume in fiscal 2010.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2010, the captive insurance subsidiary reinsured approximately 1.5% of the credit insurance sold by the Company and contributed approximately $1.1 million to the Company's total revenues.

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

Information Technology. Paradata Financial Systems, a wholly owned subsidiary, is a financial services software company headquartered near St. Louis, Missouri. Using the proprietary data processing software package developed by Paradata, the Company is able to fully automate all of its loan account processing and collection reporting.  The system provides thorough management information and control capabilities.  Paradata markets its financial services data processing system to other financial services companies, but experiences significant fluctuations from year to year in the amount of revenues generated from sales of the system to third parties.  Such revenues are not expected  to be material to the Company.

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, and Kentucky; and the Western Division consists of Texas, Oklahoma, and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's offices.  Branch managers are directly responsible for the performance of their respective offices.  District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly.  The Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each of their offices quarterly.

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

New employees are required to review a detailed training manual that outlines the Company's operating policies and procedures.  The Company tests each employee on the training manual during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the office.  The Company has also implemented an enhanced training tool known as World University which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.9% of total revenues in fiscal 2010, 3.3% in fiscal 2009 and 3.7% in fiscal 2008.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 offices.  Competition from nationwide consumer finance businesses is limited because these companies typically do not make loans of less than $2,500.

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

Government Regulation.

U. S. Operations.  Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations.  In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other fees that may be charged.  In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies.  Generally, state regulations also establish minimum capital requirements for each local office.  State agency approval is required to open new branch offices.  Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commissioner, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the  Kentucky  Department  of  Financial  Institutions, and the  Alabama  State Banking Department.  These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

Insurance. The Company is also subject to state regulations governing insurance agents in the states in which it sells credit insurance.  State insurance regulations require that insurance agents be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for such insurance.  The Company's captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level.  There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions and proposals regarding the entire consumer credit industry, as well as our particular business, and possible significant changes to the laws and regulations that govern our business.  In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business.  We can give no assurance that the laws and regulations that govern our business will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects.   See Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

State legislation.  We are subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties.

During the past year, several state legislative and regulatory proposals were introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  In particular, a legislative initiative to limit the accessibility of installment credit to consumers in Illinois and to curb perceived abuses prevalent in some forms of consumer lending has been passed by the Illinois Senate and concurred on by the Illinois House.  The Illinois General Assembly now has until June 25, 2010, to forward the legislation to the Illinois Governor who can either sign it into law, veto it or amendatorily veto it.  If the Governor takes no action on the legislation within 60 days of receiving it, it automatically becomes law.  The legislation, as passed by the Illinois legislature, places minimal limitations on our current operations and its impact is not expected to be material, however, should the Governor exercise his amendatory veto power, that could substantially change.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices.  Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities are under review and are subject to change as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political and media focus on issues of consumer and borrower protection.  See Part I, Item 1A, “Risk Factors - Media reports and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below.  Any changes in such laws and regulations could force us to modify, suspend or cease part or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Various legislative proposals addressing consumer credit transactions are currently pending in the U.S. Congress. During the past 18 months Congress has passed laws affecting credit cards, home mortgage lending, auto finance, retail sales finance and other areas of consumer finance. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  As part of a sweeping package of financial industry reform regulations, the U.S. Senate recently passed Senate bill S. 3217 entitled the “Restoring American Financial Stability Act of 2010.” This bill is the companion to H.R. 4173 entitled “The Wall Street Reform and Consumer Protection Act of 2009” which was passed by the house of Representatives in November 2009.  Both bills, which now go to a House-Senate conference committee to resolve their differences, would create a new federal regulatory entity with virtually unlimited power to regulate the form and content of all consumer financial transactions.  Although the form and organizational structure of the new entity differ in some respects under the two bills (the House bill would create an independent agency known as the Consumer Financial Protection Agency and the Senate bill would establish a Consumer Financial Protection Bureau within the Federal Reserve), we believe it highly likely that a new federal regulatory entity in one form or another or some combination of the two will be part of the reconciled legislation and that the legislation will be signed into law by the President.  It is impossible to predict the effect that the creation of such an unprecedented federal regulator will have on the Company’s operations and on access to consumer credit in general; however, there can be no assurance that any such regulatory entity would not exercise its powers in a manner that will, either directly or indirectly, have a material and adverse effect on, or eliminate altogether, the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.   Although neither S. 3217 nor H.R. 4173 authorize the new federal regulator to set interest rates on consumer loans, bills that would create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still pending in both houses of Congress.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services, such as those currently pending in Congress or in similar congressional bills, would, if enacted, almost certainly eliminate our ability to continue our current operations.  See Part I, Item 1A, “Risk Factors – Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity is now organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexico law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among others, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among others, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs.  The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance, anti-money laundering, and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of  SOFOM, ENRs.

Employees.  As of March 31, 2010, the Company had 3,029 U.S. employees, none of whom were represented by labor unions and 602 employees in Mexico, all of whom were represented by a Mexican based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Period of Service as Executive Officer and
Pre-executive Officer Experience (if an
Name and Age	Position	Executive Officer for Less Than Five Years)

A. Alexander McLean, III (58)	Chief Executive Officer; Chairman and Director
Chief Executive Officer since March 2006; Executive Vice President from August 1996 until March 2006; Senior Vice President from July 1992 until August 1996; CFO from June 1989 until March 2006; Director since June 1989; and Chairman since August 2007.

Kelly M. Malson (39)	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since May 2009; Vice President and CFO from March 2006 to May 2009; Vice President of Internal Audit from September 2005 to March 2006; Financial Compliance Manager, Itron Inc., from July 2004 to August 2005; Senior Manager, KPMG LLP from April 2002 until July 2004.

Mark C. Roland (53)	President and Chief Operating Officer and Director
President since March 2006; Chief Operating Officer since April 2005; Executive Vice President from April 2002 to March 2006; Senior Vice President from January 1996 to April 2002; Director since August 2007.

Jeff L. Tinney (47)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas  and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001; Vice President, Operations - Louisiana from January 1997 to April 1998.

D. Clinton Dyer (37)	Senior Vice President, Central Division
Senior Vice President, Central Division since June 2005; Vice President, Operations – Tennessee and Kentucky from April 2002 to June 2005; Supervisor of Nashville District from September 2001 to March 2002; Manager in Nashville from January 1997 to August 2001.

James D. Walters (42)	Senior Vice President, Southern Division	Senior Vice President, Southern Division since April 2005; Vice President, Operations – South Carolina and Alabama from August 1998 to March 2005.

Francisco Javier Sauza Del Pozo (55)	Senior Vice President, Mexico
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

Item 1A.  Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently or future enacted or proposed legislation; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation.  These and other risks are discussed below in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

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

We are subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties including the suspension or revocation of our licenses to lend in one or more jurisdictions.

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state.  See Part 1, Item 1, “Description of Business, Government Regulation” for further discussion of such current state activities and initiatives.

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

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from federal political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our operations.  See Part 1, Item 1, “Description of Business Government, Regulation” for further discussion of such current federal activities and initiatives.

Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition.

Consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict our products and services.  These critics frequently characterize our products and services as predatory or abusive toward consumers.  If this negative characterization of the consumer installment loans we make and/or ancillary services we provide becomes widely accepted by government policy makers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected.

Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 4.1% of our revenues during fiscal 2010 and 4.3% of our gross loans receivable at March 31, 2010, we intend to continue opening offices and expanding our presence in Mexico.  In addition, if to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our interest rate risk.

Our use of derivatives exposes us to credit and market risk.

We use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations.  By using derivative instruments, the Company is exposed to credit and market risk.  Additional information regarding our exposure to credit and market risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through July 2011 that allows us to borrow up to $238.3 million, assuming we are in compliance with a number of covenants and conditions.   If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Our revolving credit agreement contains restrictions and limitations that could affect our ability to operate our business.

Our revolving credit agreement contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities.  Among other things, these covenants limit our ability to declare or pay dividends, redeem our subordinated debt, incur additional debt or enter into a merger, consolidation or sale of substantial assets.  In addition, if we were to breach any covenants or obligations under our revolving credit agreement and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under our other existing or future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.  Additional information regarding our revolving credit facility and other indebtedness is included in the section caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Adverse conditions in the capital and credit markets generally, any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility or other factors outside our control, could affect the Company’s ability to meet its liquidity needs and its cost of capital.

The severe turmoil that has persisted in the domestic and global credit and capital markets and broader economy since 2008 has negatively affected corporate liquidity, equity values, credit agency ratings and confidence in financial institutions in general.  In addition to cash generated from operations, the Company depends on borrowings from institutional lenders to finance its operations, acquisitions and office expansion plans.  The Company is not insulated from the pressures and potentially negative consequences of the recent financial crisis and similar risks beyond our control that have and may continue to affect the capital and credit markets, the broader economy, the financial services industry or the segment of that industry in which we operate. Additional information regarding our liquidity and related risks is included in the section caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the willingness and repayment ability of our borrowers.  Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additional information regarding our credit risk is included in the section caption “Management’s Discussion and Analysis of Financial Condition and Reports of Operation — Liquidity and Capital Resources”.

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase.  This would result in a decline in our future revenues and earnings.

We maintain an allowance for loan losses for loans we make directly to consumers.  This allowance is an estimate. If our actual loan losses exceed the assumption used to establish the allowance, , our provision for loan losses would increase, which would result in a decline in our future revenues and earnings. Additional information regarding our allowance for loan losses is included in the section caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Quality.”

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

A portion of our total assets at March 31, 2010 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

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

Regular turnover among our managers and other employees at our offices makes it more difficult for us to operate our offices and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2010 among our office employees was approximately 31.2%.  This turnover increases our cost of operations and makes it more difficult to operate our offices.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

We have experienced substantial growth in recent years.  Our growth strategy, which is based on opening and acquiring offices in existing and new markets, is subject to significant risks, some of which are beyond our control, including:

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

Our primary business activity is offering small consumer installment loans together with, in some states in which we operate, related ancillary products. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of or limit our ability to operate our small consumer installment loan business on the terms currently conducted would have a direct and adverse impact on our business, profitability and perhaps even our viability.  Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other financial institutions whose operations are more diversified.

Interruption of, or a breach in security relating to, our information systems could adversely affect us.

We rely heavily on communications and information systems to conduct our business.  Each office is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters.  Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Various provisions of our charter documents and applicable laws could delay or prevent a change of control that shareholders may favor.

Provisions of our articles of incorporation, South Carolina law, and the laws in several of the states in which our operating subsidiaries are incorporated could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our shareholders to change our management.  In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock to approve our merger or consolidation with another corporation.  Additional information regarding the similar effect of lows in certain states in which we operate is described in Part 1, Item 1, “Description of Business – Government Regulation.”

Overall stock market volatility may materially and adversely affect the market price of our common stock.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2010, the Company had 990 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2010, total lease expense was approximately $15.9 million, or an average of approximately $16,500 per office.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,600 square feet.

Item 3.   Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business in which damages in various amounts are claimed.  The Company believes that it is not currently a party to any pending legal proceedings that would have a material adverse effect on its financial condition or results of operations.

Item 4.   Reserved

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.   As of June 8, 2010, there were 63 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On May 11, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $15 million announced May 11, 2009.  After taking into account all shares repurchased through June 8, 2010, the Company has $6.2 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2010:

Issuer Purchases of Equity Securities
Approximate
			Total	Dollar
			Number	Value of
			of Shares	Shares
			Purchased	That May Yet
			as part of	be
	Total	Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares	per	Plans	Plans or
	Purchased	Share	or Programs	Programs

January 1 through
January 31, 2010	-	-	-	15,000,000	(1)

February 1 through
February 28, 2010	38,500	37.26	38,500	13,565,343

March 1 through
March 31, 2010	-	-	-	13,565,343

Total for the quarter	38,500	37.26	38,500

(1)
In May 2009, the Board of Directors authorized the Company to repurchase up to $15 million of common stock.  In addition, as previously announced, subsequent to the end of fiscal 2010, on May 11, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of additional common stock.  After taking into account all shares repurchased through May 11, 2010, the Company had approximately $23.3 million in aggregate remaining repurchase capacity under all outstanding repurchase authorizations.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on June 7, 2010 was $34.15.

Market Price of Common Stock

Fiscal 2010
Quarter	High	Low

First	$30.87	$16.09
Second	28.16	18.12
Third	37.42	23.25
Fourth	44.10	35.67

Fiscal 2009
Quarter	High	Low

First	$45.99	$31.91
Second	43.50	31.00
Third	36.25	13.44
Fourth	22.90	10.31

Item 6.   Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except per share amounts)
	Years Ended March 31,

	2010	2009*	2008*	2007*	2006

Statement of Operations Data:
Interest and fee income	$375,031	$331,454	$292,457	$247,007	$204,450
Insurance commissions and other income	65,605	60,698	53,590	45,311	38,822
Total revenues	440,636	392,152	346,047	292,318	243,272
Provision for loan losses	90,299	85,476	67,542	51,925	46,026
General and administrative expenses	217,012	200,216	179,218	153,627	128,514
Interest expense	13,881	14,886	15,938	11,696	7,137
Total expenses	321,192	300,578	262,698	217,248	181,677

Income before income taxes	119,444	91,574	83,349	75,070	61,595
Income taxes	45,783	35,081	33,096	28,897	23,080
Net income	$73,661	$56,493	$50,253	$46,173	$38,515
Net income per common share (diluted)	$4.45	$3.43	$2.89	$2.51	$2.02
Diluted weighted average shares	16,546	16,464	17,375	18,394	19,098
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$571,086	$498,433	$445,091	$378,038	$312,746
Allowance for loan losses	(42,897)	(38,021)	(33,526)	(27,840)	(22,717)
Loans receivable, net	528,189	460,412	411,565	350,198	290,029
Total assets	593,052	526,094	478,881	402,026	332,784
Total debt	170,642	197,042	197,078	148,840	100,600
Shareholders' equity	382,948	296,335	244,801	228,731	210,430
Other Operating Data:
As a percentage of average loans receivable:
Provision for loan losses	16.3%	17.6%	15.8%	14.5%	15.4%
Net charge-offs	15.5%	16.7%	14.5%	13.3%	14.8%
Number of offices open at year-end	990	944	838	732	620

*	Fiscal year 2007 through 2009 have been adjusted to reflect the adoption of ASC 470-20. See Note 2 to the Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the ongoing introduction of new products and services for marketing to its customer base, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2005, gross loans receivable have increased at a 16.9% annual compounded rate from $352.0 million to $770.3 million at March 31, 2010.  The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 579 offices to 990 offices as of March 31, 2010.  During fiscal 2011, the Company plans to open approximately 55 new offices in the United States, 15 new offices in Mexico and evaluate acquisition opportunities.

The Company attempts to identify new products and services for marketing to its customer base.  In addition to new insurance-related products, which have been introduced in selected states over the last several years, the Company sells and finances electronic items and appliances to its existing customer base in many states where it operates.  This program is called the “World Class Buying Club.”  Total loan volume under this program was $13.5 million during fiscal 2010, compared to $13.0 million in fiscal 2009.  World Class Buying Club represents less than 1% of the Company’s total loan volume.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 107 separate finance companies, including the Company, and currently supports approximately 1,530 individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $1.8 million, $2.0 million and $2.2 million in fiscal 2010, 2009 and 2008, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program together with access to refund anticipation loans through an unaffiliated bank in all but a few of its offices.  The Company prepared approximately 62,000, 61,000 and 65,000 returns in each of the fiscal years 2010, 2009 and 2008, respectively.  Net revenue generated by the Company from this program during fiscal 2010, 2009 and 2008 amounted to approximately $10.9 million, $9.9 million and $9.7 million, respectively.  The Company believes that this profitable business provides a beneficial service to its existing customer base and plans to continue to promote and expand the program in the future.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2010	2009	2008
	(Dollars in thousands)

Average gross loans receivable (1)	$750,504	658,587	576,050
Average net loans receivable (2)	553,650	486,776	426,524

Expenses as a percentage of total revenues:
Provision for loan losses	20.5%	21.8%	19.5%
General and administrative	49.2%	51.1%	51.8%
Total interest expense	3.2%	3.8%	4.6%

Operating margin (3)	30.3%	27.1%	28.7%
Return on average assets	12.7%	10.9%	11.0%

Offices opened and acquired, net	46	106	106
Total offices (at period end)	990	944	838

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

As described in Note 2 to the Consolidated Financial Statements included in Item 8 below in the first quarter of fiscal 2010, we adopted FASB ASC 470-20 (Prior authoritative literature: FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”), and applied it retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  Adoption of FASB ASC 470-20 affected our fiscal 2010, fiscal 2009 and fiscal 2008 consolidated statements of operations and balance sheets as reported to the extent described in Note 2, Summary of Significant Accounting Policies in Part II, Item 8 of this report.

Comparison of Fiscal 2010 Versus Fiscal 2009

Net income was $73.7 million during fiscal 2010, a 30.4% increase over the $56.5 million earned during fiscal 2009.  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $26.9 million, or 25.2%, and a $1.0 million decrease in interest expense, offset by an increase in income tax expense.

Total revenues increased to $440.6 million in fiscal 2010, a $48.5 million, or 12.4%, increase over the $392.2 million in fiscal 2009.   Revenues from the 834 offices open throughout both fiscal years increased by 8.1%.  At March 31, 2010, the Company had 990 offices in operation, an increase of 46 offices from March 31, 2009.

Interest and fee income during fiscal 2010 increased by $43.6 million, or 13.1%, over fiscal 2009.  This increase resulted from an increase of $66.9 million, or 13.7%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company’s internal growth.  During fiscal 2010, internal growth increased because the Company opened 48 new offices and the average loan balance increased from $917 to $971.

Insurance commissions and other income increased by $4.9 million, or 8.1%, over the two fiscal years.  Insurance commissions increased by $4.8 million, or 14.7%, as a result of the increase in loan volume in states where credit insurance is sold. Other income increased slightly, but there were various changes within other income when comparing the two years, including:

•	Revenue from tax preparation increased approximately $1.0 million, or 10%.
•	In fiscal 2010, a $1.1 million gain on the interest rate swaps was recorded compared to an approximate $800,000 loss is fiscal 2009.
•
In fiscal 2010, the Company extinguished $18.0 million par value of its convertible notes at a $2.2 million gain, compared to fiscal 2009, during which $15.0 million par value of the convertible notes were extinguished at a $4.0 million gain.

•	In fiscal 2009, a $1.5 million gain was recognized on the sale of a foreign currency option. There was no such gain recorded during fiscal 2010.

See Note 9 to the Consolidated Financial Statements for further discussion regarding this extinguishment of debt.

The provision for loan losses during fiscal 2010 increased by $4.8 million, or 5.6%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2010 amounted to $85.6 million, a 5.6% increase over the $81.1 million charged off during fiscal 2009. Accounts that were 61 days or more past due decreased from 2.7% to 2.4% on a recency basis and from 4.2% to 3.8% on a contractual basis when comparing March 31, 2010 to March 31, 2009. During the current fiscal year, we have also had a reduction in our year-over-year loan losses. Annualized net charge-offs as a percentage of average net loans decreased from 16.7% during fiscal 2009 to 15.5% during fiscal 2010.  Although this represents a 120 basis point decrease, the current year ratio is slightly higher than historical charge-off ratios.  Historically from fiscal 2002 to fiscal 2006 the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law.  However, in fiscal 2008 the ratio returned 14.5%, which was more in line with historical rates.

Because the ratio in fiscal 2010 is slightly higher than historical levels and we did see improvements during fiscal 2010 compared to fiscal 2009, we believe that we will continue to see slight improvement in our loss ratios in the near future, however, there is no assurance they will return to historical levels anytime soon.  During fiscal year 2010 our charge-offs as a percent of average net loans decreased to 15.5% from 16.7% in fiscal 2009.  We believe our customer base is highly impacted by the cost of basic commodities such as food and energy and unemployment.  The cost of basic commodities rose steeply during the first several months of our fiscal 2009 which had a negative impact on our customer’s ability to repay outstanding loans.  This, in turn, drove our charge-off ratio up significantly over our historical experience.  After moderating in the second half of fiscal 2009, the costs of basic commodities have risen more gradually during fiscal 2010 allowing our customers to adapt to such costs increases and better manage their ability to repay outstanding loans.  The rate of unemployment has also stabilized.  We believe these are major factors in the reduction of our charge-off ratio during fiscal 2010.

General and administrative expenses during fiscal 2010 increased by $16.8 million, or 8.4%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, increased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 51.1% in fiscal 2009 to 49.2% during fiscal 2010.  This decrease resulted from the reduction of branch openings during fiscal 2010 and management’s ongoing monitoring and control of expenses.  Management plans to increase the number of branch openings in fiscal 2011 compared to fiscal 2010; therefore, the Company may not experience similar reductions in general and administrative expenses as a percent of total revenues in fiscal 2011.

Interest expense decreased by $1.0 million, or 6.7%, during fiscal 2010, as compared to the previous fiscal year as a result of a decrease in average debt outstanding of 4.5% and a slight decrease in average interest rates.  Average interest rates decreased from 6.7% in fiscal 2009 to 6.5% in fiscal 2010.

Income tax expense increased $10.7 million, or 30.5%, primarily from an increase in pre-tax income.  The effective rate remained consistent at 38.33% in fiscal 2010 compared to 38.31% in fiscal 2009.

Comparison of Fiscal 2009 Versus Fiscal 2008

Net income was $56.5 million during fiscal 2009, a 12.4% increase over the $50.3 million earned during fiscal 2008.  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $7.2 million, or 7.2%, a reduction in the income tax effective rate and a reduction in interest expense.

Total revenues increased to $392.2 million in fiscal 2009, a $46.1 million, or 13.3%, increase over the $346.0 million in fiscal 2008.   Revenues from the 727 offices open throughout both fiscal years increased by 7.7%.  At March 31, 2009, the Company had 944 offices in operation, an increase of 106 offices from March 31, 2008.

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

Insurance commissions and other income increased by $7.1 million, or 13.3%, over the two fiscal years.  Insurance commissions increased by $2.0 million, or 6.7%, as a result of the increase in loan volume in states where credit insurance is sold.  Other income increased by $5.1 million, or 21.9%, over the two years, primarily due to a $1.5 million gain on the sale of a foreign currency option and a $4.0 million gain on the extinguishment of $15 million par value of the Convertible Notes.  See Note 9 to the Consolidated Financial Statements for further discussion regarding this extinguishment of debt.  This increase was partially offset by approximately a $0.8 million loss related to our interest rate swap.

The provision for loan losses during fiscal 2009 increased by $17.9 million, or 26.6%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2009 amounted to $81.1 million, a 30.9% increase over the $62.0 million charged off during fiscal 2008. Net charge-offs as a percentage of average loans increased from 14.5% to 16.7% when comparing the two annual periods.  We believe the 2.2 percentage point increase resulted from the difficult economic environment and higher energy cost that our customers faced.  Accounts that were 61 days or more past due on a recency basis increased from 2.6% to 2.7% and on a contractual basis increased from 4.0% to 4.2% at March 31, 2008 and March 31, 2009, respectively.

General and administrative expenses during fiscal 2009 increased by $21.0 million, or 11.7%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, remained flat when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 51.8% in fiscal 2008 to 51.1% during fiscal 2009.  This decrease resulted from management’s ongoing monitoring and control of expenses.

Interest expense decreased by $1.1 million, or 6.6%, during fiscal 2009, as compared to the previous fiscal year as a result of a decrease in interest rates, partially offset by an increase in average debt outstanding of 12.1%.  Average interest rates decreased from 8.3% in fiscal 2008 to 6.7% in fiscal 2009.

Income tax expense increased $2.0 million, or 6.0%, primarily from an increase in pre-tax income.  The decrease in the effective rate from 39.7% to 38.3% was a result of the prior year tax examination discussed in Note 14 to our Consolidated Financial Statements.

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2010, 2009, and 2008:

	At March 31,

	2010	2009	2008
	(Dollars in thousands)
Recency basis:
61-90 days past due	$11,094	11,304	10,414
91 days or more past due	7,337	6,661	5,003

Total	$18,431	17,965	15,417

Percentage of period-end gross loans receivable	2.4%	2.7%	2.6%

Contractual basis:
61-90 days past due	$14,548	14,223	12,838
91 days or more past due	14,985	13,673	11,123

Total	$29,533	27,896	23,961

Percentage of period-end gross loans receivable	3.8%	4.2%	4.0%

Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.  Charge-offs as a percent of average net loans decreased from 16.7% in fiscal 2009 to 15.5% in fiscal 2010.

In fiscal 2010, approximately 84.7% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2010, 2009, and 2008, the percentages of the Company’s loan originations that were refinancings of existing loans were 76.4%, 75.0% and 73.3%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made at least two payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers that are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2010, delinquent refinancings represented less than 2% of the Company’s total loan volume compared to 2.1% in fiscal 2009.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.  However, as a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2010:

	Loan Volume	Percent of	Charge-off as a Percent of Total
	by Category	Total Charge-offs	Loans Made by Category

Refinancing	76.4%	76.1%	5.0%
Former borrowers	8.3%	5.2%	3.7%
New borrowers	15.3%	18.7%	9.9%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.  When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.  In accordance with FASB ASC Topic 450 (Prior authoritative literature: Statement of Accounting Standards No. 5 “Accounting for Contingencies”), the Company accrues an estimated loss if it is probable and can be reasonably estimated.  It is probable that there are losses in the existing portfolio.  To estimate the losses, the Company uses historical information for net charge-offs and average loan life.  This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately nine months and the average loan life is approximately four months.  Based on this method, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2010, 2009, and 2008. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives.  In addition, the entire loan portfolio turns over approximately three times during a typical twelve-month period.  Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year.  The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the method employed is in accordance with generally accepted accounting principles.

The Company records acquired loans at fair value based on current interest rates, less an allowance for uncollectibility and collection costs.

FASB ASC Topic 310 (Prior authoritative literature: Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,”) was adopted by the Company on April 1, 2005.  FASB ASC Topic 310 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of the accounting literature.  Management believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of FASB ASC Topic 310 because there is no consideration paid for acquired loans over 60 days delinquent.  For the years ended March 31, 2009 and 2008, the Company recorded adjustments of approximately $0.5 million and $0.1 million, respectively, to the allowance for loan losses in connection with acquisitions in accordance generally accepted accounting principles.  No adjustment was recorded for the year ended March 31, 2010.  These adjustments represent the allowance for loan losses on acquired loans which are not within the scope of FASB ASC Topic 310.  The Company believes that its allowance for loan losses is adequate to cover losses in the existing portfolio at March 31, 2010.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2010, 2009, and 2008:

	March 31,
	2010	2009	2008

Balance at the beginning of the year	$38,020,770	33,526,147	27,840,239
Provision for loan losses	90,298,934	85,476,092	67,541,805
Loan losses	(94,782,185)	(88,728,498)	(68,985,269)
Recoveries	9,139,923	7,590,928	6,989,297
Translation adjustment	219,377	(306,340)	18,135
Allowance on acquired loans	-	462,441	121,940
Balance at the end of the year––	$42,896,819	38,020,770	33,526,147
Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.5%	7.6%	7.5%
Net charge-offs as a percentage of average loans receivable (1)	15.5%	16.7%	14.5%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2010 and 2009.

	At or for the Three Months Ended
	2010				2009
	June	September	December	March	June	September	December	March
	30,	30,	31,	31,	30,	30,	31,	31,
	(Dollars in thousands)

Total revenues	$100,230	104,206	112,310	123,890	88,421	91,721	99,161	112,849
Provision for loan losses	20,428	25,156	29,633	15,082	17,857	23,307	29,490	14,822
General and administrative expenses	53,333	51,755	55,537	56,387	48,790	48,379	51,716	51,331
Net income	14,635	14,612	14,751	29,663	11,343	9,946	8,863	26,341

Gross loans receivable	$726,057	754,854	838,864	770,265	632,715	667,179	736,234	671,176
Number of offices open	949	966	975	990	872	907	923	944

Recently Issued Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data. Note 1. Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $310.1 million at March 31, 2004 to $770.3 million at March 31, 2010, net cash provided by operating activities for fiscal years 2010, 2009 and 2008 was $183.6 million, $153.9 million and $136.0 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment or repurchase of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2010, approximately 6.5 million shares have been repurchased since 2000 for an aggregate purchase price of approximately $151.1 million. During fiscal 2010 the Company repurchased 38,500 shares for $1.4 million.  In May 2009, the Board of Directors authorized the Company to repurchase $15 million of the Company’s stock.  Subsequent to the end of fiscal 2010, on May 11, 2010, the Board of Directors authorized an additional increase of $20 million in the Company’s share repurchase program.  Through June 8, 2010, the Company repurchased shares of its common stock for approximately $27.4 million.  See Note 1 – Subsequent Events to the Consolidated Financial Statements.  During fiscal 2010 and 2009, the Company repurchased $18.0 million and $15.0 million par value of its Convertible Senior Subordinated notes payable, respectively.  The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open approximately 55 branches in the United States, 15 branches in Mexico, and evaluate acquisition opportunities in fiscal 2011.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2010.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired a net of one office and a number of loan portfolios from competitors in six states in nine separate transactions during fiscal 2010. Gross loans receivable purchased in these transactions were approximately $3.9 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $238.3 million base credit facility with a syndicate of banks.  The credit facility will expire on July 31, 2011.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At March 31, 2010, the interest rate on borrowings under the revolving credit facility was 4.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2010, $99.2 million was outstanding under this facility, and there was $139.1 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these agreements at March 31, 2010 and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3% convertible senior subordinated notes due October 1, 2011.  See Note 8 to the Consolidated Financial Statements included in this report for more information regarding this transaction.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Convertible Senior Subordinated Notes Payable	$-	$77,000	$-	$-	$-	$-	$77,000

Maturities of Notes Payable	-	99,150	-	-	-	-	99,150

Interest Payments on Convertible Senior Subordinated Notes Payable	2,310	2,310	-	-	-	-	4,620

Interest Payments on Notes Payable	4,214	1,405	-	-	-	-	5,619

Minimum Lease Payments	14,882	9,866	4,670	657	139	-	30,214

Total	$21,406	$189,731	$4,670	$657	$139	$-	$216,603

As of March 31, 2010, the Company’s contractual obligations relating to FASB ASC 740 included unrecognized tax benefits of $2.6 million which are expected to be settled in greater than one year.  While the settlement of the obligation is expected to be in excess of one year, the precise timing of the settlement is indeterminable.

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the next twelve months, and for the foreseeable future thereafter, to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices.  Except as otherwise discussed in this report, including in Part 1, Item 1A, “Risk Factors,” management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a recurring basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A, “Risk Factors,” for a further discussion of risks and contingencies that could affect our business, financial condition and liquidity.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2010, the Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable, senior notes payable, convertible senior subordinated notes payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value of $73.4 million represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $99.2 million at March 31, 2010.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum rate of 4.0%.

Based on the outstanding balance at March 31, 2010, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $200,000 on an annual basis.

In October 2005, the Company entered into an interest rate swap to economically hedge the variable cash flows associated with $30 million of its LIBOR-based borrowings.  This swap converted the $30 million from a variable rate of one-month LIBOR to a fixed rate of 4.755% for a period of five years.  In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.  In accordance with FASB ASC Topic 815-10-15 (Prior authoritative literature:  SFAS 133), the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of March 31, 2010 the fair value of the interest rate swaps was a liability of $1.3 million and included in other liabilities.  The change in fair value from the beginning of the year, recorded as an unrealized gain in other income, was approximately $1.1 million.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933.  The coupon rate on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.  During fiscal 2009 and fiscal 2010, the company repurchased and cancelled $15.0 million and $18.0 million, respectively, of the convertible senior subordinated notes.  See Note 8 to the Consolidated Financial Statements for more information regarding these repurchases.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes.  International revenues were approximately 4.1% of total revenues for the year ended March 31, 2010 and net loans denominated in Mexican pesos were approximately $21.3 million (USD) at March 31, 2010.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, an analysis was performed assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At March 31, 2010, the analysis indicated that such market movements would not have had a material effect on the consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2010.  The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material adverse effect on its financial condition.  Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base.  It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable.  That increase in absolute revenues should offset any increase in operating costs.  In addition, because the Company’s loans are relatively short in both contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

Legal Matters

As of March 31, 2010, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
	March 31,
	2010	2009
		(As adjusted - Note 2)
Assets
Cash and cash equivalents	$5,445,168	6,260,410
Gross loans receivable	770,265,207	671,175,985
Less:
Unearned interest and deferred fees	(199,179,293)	(172,743,440)
Allowance for loan losses	(42,896,819)	(38,020,770)
Loans receivable, net	528,189,095	460,411,775
Property and equipment, net	22,985,830	23,060,360
Deferred income taxes	11,642,590	12,250,834
Other assets, net	11,559,684	9,541,757
Goodwill	5,616,380	5,580,946
Intangible assets, net	7,613,518	8,987,551

	$593,052,265	526,093,633
Liabilities and Shareholders' Equity
Liabilities:
Senior notes payable	99,150,000	113,310,000
Convertible senior subordinated notes payable	77,000,000	95,000,000
Discount on convertible senior subordinated notes payable	(5,507,959)	(11,268,462)
Income taxes payable	14,043,486	11,412,722
Accounts payable and accrued expenses	25,418,784	21,304,466
Total liabilities	210,104,311	229,758,726
Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 16,521,553
and 16,211,659 shares at March 31, 2010 and 2009, respectively	-	-
Additional paid-in capital	27,112,822	17,046,310
Retained earnings	357,179,568	283,518,260
Accumulated other comprehensive loss, net of tax	(1,344,436)	(4,229,663)
Total shareholders' equity	382,947,954	296,334,907
Commitments and contingencies
	$593,052,265	526,093,633

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2010	2009	2008
		(As adjusted - Note 2)
Revenues:
Interest and fee income	$375,030,993	331,453,835	292,457,259
Insurance commissions and other income	65,605,147	60,698,020	53,589,596
Total revenues	440,636,140	392,151,855	346,046,855
Expenses:
Provision for loan losses	90,298,934	85,476,092	67,541,805
General and administrative expenses:
Personnel	142,482,669	130,674,094	119,483,185
Occupancy and equipment	28,468,673	25,577,437	21,554,655
Data processing	1,925,114	2,307,172	2,112,399
Advertising	12,842,759	13,067,079	12,647,576
Amortization of intangible assets	2,242,517	2,454,872	2,505,465
Other	29,050,275	26,136,095	20,915,465
	217,012,007	200,216,749	179,218,745
Interest expense	13,881,224	14,885,634	15,937,660
Total expenses	321,192,165	300,578,475	262,698,210

Income before income taxes	119,443,975	91,573,380	83,348,645
Income taxes	45,782,667	35,080,790	33,095,596
Net income	$73,661,308	56,492,590	50,253,049
Net income per common share:
Basic	$4.52	3.48	2.95
Diluted	$4.45	3.43	2.89

Weighted average shares outstanding:
Basic	16,304,207	16,239,883	17,044,122
Diluted	16,545,703	16,464,403	17,374,746

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Accumulated
	Additional		Other	Total	Total
	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
	Capital	Earnings	Income (Loss), Net	Equity	Income

Balances at March 31, 2007	$5,770,665	209,769,808	(47,826)	215,492,647
Adjustment for change in accounting principle – Note 2	14,961,722	(1,722,905)	-	13,238,817
Balances at March 31, 2007, as adjusted	20,732,387	208,046,903	(47,826)	228,731,464

Proceeds from exercise of stock options (116,282 shares), including tax benefits of $1,110,598	2,724,938	-	-	2,724,938
Common stock repurchases (1,375,100 shares)	(12,458,946)	(29,403,198)	-	(41,862,144)
Issuance of restricted common stock under stock option plan (44,981 shares)	1,348,419	-	-	1,348,419
Stock option expense	3,937,925	-	-	3,937,925
Cumulative effect of FASB ASC 740-10	-	(550,000)	-	(550,000)
Other comprehensive income	-	-	217,329	217,329	217,329
Net income	-	50,253,049	-	50,253,049	50,253,049
Total comprehensive income	-	-	-	-	50,470,378

Balances at March 31, 2008	$16,284,723	228,346,754	169,503	244,800,980

Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Repurchase and cancellation of Convertible Notes	(336,328)	-	-	(336,328)
Other comprehensive loss	-	-	(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	56,492,590	-	56,492,590	56,492,590
Total comprehensive income	-	-	-	-	52,093,424

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and cancellation of Convertible Notes	(773,320)	-	-	(773,320)
Other comprehensive income	-	-	2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535

Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
		(As Adjusted – Note 2)
Cash flows from operating activities:
Net income	$73,661,308	56,492,590	50,253,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,242,517	2,454,872	2,505,465
Amortization of loan costs and discounts	411,622	745,031	763,262
Provision for loan losses	90,298,934	85,476,092	67,541,805
Depreciation	5,766,532	4,784,014	3,760,461
Gain on the extinguishment of debt	(2,238,846)	(3,966,783)	-
Amortization of convertible note discount	3,903,999	4,497,124	4,538,863
Deferred tax expense (benefit)	608,244	3,225,577	(4,817,742)
Compensation related to stock option and restricted stock plans	4,850,156	4,650,260	5,286,344
Unrealized (gain) loss on interest rate swap	(1,107,397)	773,047	1,762,662

Change in accounts:
Other assets, net	(2,375,923)	(361,495)	(1,305,070)
Income taxes payable	2,675,456	(6,813,159)	5,038,106
Accounts payable and accrued expenses	4,909,399	1,956,920	695,405
Net cash provided by operating activities	183,606,001	153,914,090	136,022,610

Cash flows from investing activities:

Increase in loans receivable, net	(152,999,243)	(128,590,255)	(125,822,271)
Net assets acquired from office acquisitions, primarily loans	(2,838,303)	(9,153,680)	(3,220,879)
Increase in intangible assets from acquisitions	(903,918)	(1,673,367)	(1,755,698)
Purchases of property and equipment, net	(5,244,623)	(9,862,860)	(7,976,013)
Net cash used in investing activities	(161,986,087)	(149,280,162)	(138,774,861)

Cash flows from financing activities:

Proceeds (repayment) of senior notes payable, net	(14,160,000)	8,810,000	43,900,000
Repayment of convertible senior subordinated notes	(14,447,500)	(9,179,752)	-
Repayment of other notes payable	-	(400,000)	(200,000)
Proceeds from exercise of stock options	5,752,989	1,654,361	1,614,340
Repurchase of common stock	(1,434,657)	(7,848,764)	(41,862,144)
Tax benefit from exercise of stock options	1,671,344	1,320,974	1,110,598
Net cash (used in) provided by financing activities	(22,617,824)	(5,643,181)	4,562,794

(Decrease) increase in cash and cash equivalents	(997,910)	(1,009,253)	1,810,543

Effect of foreign currency fluctuations on cash	182,668	(319,912)	-

Cash and cash equivalents at beginning of year	6,260,410	7,589,575	5,779,032

Cash and cash equivalents at end of year	$5,445,168	6,260,410	7,589,575

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

As of March 31, 2010, the Company operated 910 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama.  The Company also operated 80 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant item subject to such estimates and assumptions that could materially change in the near term is the allowance for loan losses.  Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications had no impact on previously reported net income or shareholders’ equity.

Business Segments

The Company reports operating segments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280 (Prior authoritative literature: Statement on Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”).  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

The Company has one reportable segment, which is the consumer finance company.  The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, buying club and the automobile club, are done in the existing branch network in conjunction with or as a complement to the lending operation.  There is no discrete financial information available for these activities and they do not meet the criteria under FASB ASC 280 Topic to be reported separately.

ParaData provides data processing systems to 107 separate finance companies, including the Company.  At March 31, 2010 and 2009, ParaData had total assets of $1.2 million and $1.7 million, which represented less than 1.0% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2010, 2009 and 2008 were $1.8 million, $2.0 million and $2.2 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, and Alabama.  In addition, the Company also originates direct cash consumer loans in Mexico.  During fiscal 2010 and 2009, the Company originated loans generally ranging up to $4,000, with terms of 36 months or less.  Experience indicates that a majority of the direct cash consumer loans are refinanced, and the Company accounts for the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company’s lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans.  Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for loan losses.  The Company generally calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the interest method, which is an accrual method for recognizing the revenue.  Charges for late payments are credited to income when collected.

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

This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately 11 months and the average loan life is approximately four months.   The allowance for loan loss model also reserves 100% of the principal on loans greater than 90 days past due on a recency basis.  Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

FASB ASC Topic 310 (Prior authoritative literature: Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,”) prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this authoritative literature.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of FASB ASC Topic 310.  Therefore, the Company records acquired loans (not within the scope of FASB ASC Topic 310) at fair value based on current interest rates, less an allowance for loan losses.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows:  building, 40 years; furniture and fixtures, 5 to 10 years; equipment, 3 to 7 years; and vehicles, 3 years.  Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease.  Additions to premises and equipment and major replacements or improvements are added at cost.  Maintenance, repairs, and minor replacements are charged to operating expense as incurred.   When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

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

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance costs and other deposits.

Derivatives and Hedging Activities

The Company uses interest rate swaps and foreign currency options to economically hedge the variable cash flows associated with $50 million of its LIBOR-based borrowings and currency fluctuations.  Interest rate swap agreements and foreign currency options are carried at fair value.  Changes to fair value are recorded each period as a component of the consolidated statement of operations.  See Note 10 for further discussion related to the interest rate swaps.  As of March 31, 2010 and 2009 the Company did not have any foreign currency options outstanding.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which are individual offices.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2010, the Company had 84 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and the Company’s plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any impairment charges for the fiscal years 2010, 2009 and 2008.

Fair Value of Financial Instruments

FASB ASC Topic 825 (Prior authoritative literature: SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments,") requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable, senior notes payable, convertible senior subordinated notes payable and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable.   Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.  The fair value of convertible subordinated notes payable is based on the current quoted market price which was $73,388,700 and $61,701,550 as of March 31, 2010 and 2009, respectively. The carrying value of the convertible subordinated notes payable, net of discount, was $71,492,041 and $83,731,538 at March 31, 2010 and 2009, respectively.  The swaps are valued based on information from a third party broker.

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

Non-file Insurance

Non-file premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are remitted to a third-party insurance company.  Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see Note 12).

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

Beginning with the adoption of FASB ASC Topic 740-10 (Prior authoritative literature:  FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes”) as of April 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption, the Company recognized the effect of income tax positions only if the likelihood of such positions being sustained was probable.

Supplemental Cash Flow Information

For the years ended March 31, 2010, 2009, and 2008, the Company paid interest of $9,354,502, $9,373,237 and $10,788,530, respectively.

For the years ended March 31, 2010, 2009, and 2008, the Company paid income taxes of $40,628,124, $37,302,456 and $32,018,340, respectively.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260 (Prior authoritative literature:  SFAS No. 128, “Earnings per Share.”)  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method.  Potential common stock related to convertible senior notes are included in the diluted EPS computation using the method prescribed by FASB ASC Topic 260-10-45 (Prior authoritative literature:  EITF 04-8 “The Effect of Contingently Convertible Instruments on Dilutive Earnings Per Share.”)  See Note 15 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 (Prior authoritative literature: SFAS No. 123R, “Share-Based Payment,”) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 16).

At March 31, 2010, the Company had several share-based employee compensation plans, which are described more fully in Note 16. Effective April 1, 2006, the Company adopted FASB ASC Topic 718 using the modified prospective transition method. Under that method of transition, compensation cost recognized during fiscal years 2008, 2009 and 2010 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC Topic 718, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2010, the Company operated in 11 states in the United States as well as in Mexico. For the years ended March 31, 2010, 2009 and 2008, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 58%, 59% and 62%, respectively, of the Company's total revenues.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $12.8 million, $13.1 million and $12.6 million for fiscal years 2010, 2009 and 2008, respectively

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB ASC Topic 105 (Prior authoritative literature SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  FASB ASC Topic 105 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.   FASB ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did have an impact to the Company’s financial statement disclosures, as all references to authoritative accounting literature have been referenced in accordance with the Codification.

Business Combinations

In December 2007, the FASB issued FASB ASC Topic 805-10 (Prior authoritative literature: SFAS No. 141 (R), “Business Combinations,” which replaces SFAS No. 141). FASB ASC 805-10 is effective for the Company April 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC Topic 805-10 also establishes disclosure requirements which enable users to evaluate the nature and financial effects of the business combination. FASB ASC Topic 805-10 changes how business combinations are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC Topic 805-10 did not have an impact on the Company’s financial position and results of operations, although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In April 2009, the FASB issued FASB ASC Topic 805-10-05 (Prior authoritative literature: FSP 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC Topic 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted these provisions as of April 1, 2009. FASB ASC Topic 805-10-05 was applied prospectively for acquisitions in fiscal 2010.

Subsequent Events

In May 2009, the FASB issued FASB ASC Topic 855 (Prior authoritative literature: “SFAS No. 165”), “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  FASB ASC Topic 855 provides largely the same guidance on subsequent events that previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through the date these Consolidated Financial Statements are filed.

On May 11, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $15 million announced May 11, 2009.  Through June 8, 2010, the Company repurchased 779,321 shares for approximately $27.4 million. Taking into consideration these repurchases the Company has $6.2 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB ASC Topic 350-30-55-1c (Prior authoritative literature: FASB Staff Position No. FAS 142-3), “Determination of the Useful Life of Intangible Assets.”  FASB ASC Topic 350-30-55-1c applies to all recognized intangible assets and its guidance is restricted to estimating the useful life of recognized intangible assets.  FASB ASC Topic 350-30-55-1c is effective for the first fiscal period beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company adopted FASB ASC Topic 350-30-55-1c effective April 1, 2009 with no significant impact to the Consolidated Financial Statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly

FASB ASC Topic 820-10-65-4 (Prior authoritative literature: FASB Staff Position No. FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC Topic 820-10-65-4 also provides guidance for determining when a transaction is an orderly one.  The Company adopted FASB ASC Topic 820-10-65-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

Instruments Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified FASB ASC Topic 815-40 (Prior authoritative literature: EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” ). FASB ASC Topic 815-40 provides a new two-step model to be applied to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB ASC Topic 815-10-15 (Prior authoritative literature: FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. It also adds clarity on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC Topic 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in FASB ASC Topic 815-10-15.  The Company adopted FASB ASC Topic 815-40 during the quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

(2)	Change in Accounting Principle

In May 2008, the FASB issued FASB ASC Topic 470-20 (Prior authoritative literature: FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”).  FASB ASC Topic 470-20 applies to any convertible debt instrument that at conversion may be settled wholly or partly with cash, requires cash-settleable convertibles to be separated into their debt and equity components at issuance and prohibits the use of the fair-value option for such instruments.  FASB ASC Topic 470-20 was effective for the first fiscal period beginning after December 15, 2008 and was applied retrospectively to all periods presented with a cumulative effect adjustment being made as of the earliest period presented.  The Company adopted FASB ASC Topic 470-20 effective April 1, 2009.  The impact on our Consolidated Financial Statements is as follows:
	Year Ended March 31,
	2009			2008
			Upon			Upon
	As	Impact of	Adoption	As	Impact of	Adoption
	Previously	FASB	of FASB	Previously	FASB	FASB
	Reported	ASC 470-20	ASC 470-20	Reported	ASC 470-20	ASC 470-20
	(in thousands, except per share data)
Consolidated Statements of Operations
Insurance commissions and other income	$62,251	(1,553)	60,698	53,590	-	53,590
Interest expense	10,389	4,497	14,886	11,569	4,369	15,938
Income before income taxes	97,624	(6,050)	91,574	87,717	(4,368)	83,349
Income taxes	36,920	(1,839)	35,081	34,721	(1,625)	33,096
Net income	60,703	(4,210)	56,493	52,996	(2,743)	50,253

Earnings per common share
Basic	$3.74	(0.26)	3.48	3.11	(0.16)	2.95
Diluted	3.69	(0.26)	3.43	3.05	(0.16)	2.89

	As of March 31, 2009
			Upon
	As	Impact of	Adoption
	Previously	FASB	of FASB
	Reported	ASC 470-20	ASC 470-20
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$16,983	(4,732)	12,251
Other assets, net	9,970	(428)	9,542
Total assets	531,254	(5,160)	526,094

Convertible senior subordinated notes payable, net of discount	95,000	(11,268)	83,732
Income taxes payable	11,253	160	11,413
Total liabilities	240,868	(11,109)	229,759

Additional paid-in capital	2,421	14,625	17,046
Retained earnings	292,195	(8,677)	283,518
Total shareholders’ equity	290,386	5,949	296,335

Total liabilities and shareholders’ equity	531,254	(5,160)	526,094

(3)	Accumulated Other Comprehensive Loss

The Company applies the provisions of FASB ASC Topic 220-10 (Prior authoritative literature:  SFAS No. 130, “Reporting Comprehensive Income.”)  The following summarizes accumulated other comprehensive (loss) income as of March 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at beginning of year	$(4,229,663)	169,503	(47,826)
Unrealized gain (loss) from foreign exchange translation adjustment	2,885,227	(4,399,166)	217,329
Total accumulated other comprehensive (loss) income	$(1,344,436)	(4,229,663)	169,503

(4)	Allowance for Loan Losses

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2010, 2009, and 2008:
	March 31,
	2010	2009	2008

Balance at the beginning of the year	$38,020,770	33,526,147	27,840,239
Provision for loan losses	90,298,934	85,476,092	67,541,805

Loan losses	(94,782,185)	(88,728,498)	(68,985,269)
Recoveries	9,139,923	7,590,928	6,989,297
Translation adjustment	219,377	(306,340)	18,135
Allowance on acquired loans	-	462,441	121,940
Balance at the end of the year	$42,896,819	38,020,770	33,526,147

The Company follows FASB ASC Topic 310 which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this accounting literature.  Management believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired have not shown  evidence of  deterioration of  credit  quality  since origination, and therefore, are not within the scope of FASB ASC Topic 310 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent.  Loans acquired that are more than 60 days past due are included in the scope of FASB ASC Topic 310 and, therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

For the years ended March 31, 2009 and 2008, the Company recorded adjustments of approximately $0.5 million and $0.1 million, respectively, to the allowance for loan losses in connection with its acquisitions in accordance generally accepted accounting principles.  No adjustment was made for the year ended March 31, 2010.  These adjustments represent the allowance for loan losses on acquired loans that do not meet the scope of FASB ASC Topic 310 (also see Note 1).

(5)	Property and Equipment

Property and equipment consist of:
	March 31,
	2010	2009

Land	$250,443	250,443
Buildings and leasehold improvements	12,794,625	11,323,770
Furniture and equipment	31,403,537	31,086,255
	44,448,605	42,660,468
Less accumulated depreciation and amortization	(21,462,775)	(19,600,108)
Total	$22,985,830	23,060,360

Depreciation expense was approximately $5,767,000, $4,784,000 and $3,760,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

(6)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:
	March 31, 2010		March 31. 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Cost of acquiring existing customers	$20,304,885	$(12,940,041)	$19,522,401	$(10,827,445)

Value assigned to non-compete agreements	$8,042,643	(7,793,969)	7,956,643	(7,664,048)

Total	$28,347,528	$(20,734,010)	$27,479,044	$(18,491,493)

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $1.8 million for 2011; $1.5 million for 2012, $1.1 million for 2013; $0.8 million for 2014; $0.4 million for 2015; and an aggregate of $2.0 million for the years thereafter.

(7)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2010 and 2009:
	March 31,
	2010	2009

Balance at beginning of year
Goodwill	$5,580,946	5,352,675
Accumulated goodwill impairment losses	-	-
	$5,580,946	5,352,675

Goodwill acquired during the year	$35,434	228,271
Impairment losses	-	-

Balance at end of year
Goodwill	$5,616,380	5,580,946
Accumulated goodwill impairment losses	-	-
	$5,616,380	5,580,946

The Company performed an annual impairment test during the fourth quarter of fiscal 2010 and determined that none of the recorded goodwill was impaired.

(8)	Notes Payable

The Company's notes payable consist of:

Senior Notes Payable $238,317,000 Revolving Credit Facility

This facility provides for borrowings of up to $238,317,000, with $99,150,000 outstanding at March 31, 2010, subject to a borrowing base formula.  The Company may borrow, at its option, at the rate of prime or LIBOR plus 3.00% with a minimum of 4.00%.  At March 31, 2010 and 2009, the Company’s interest rate was 4.25% and 3.25%, respectively, and the unused amount available under the revolver at March 31, 2010 was $139.2 million.  The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on July 31, 2011.

A member of the Company’s Board of Directors serves as a Director of The South Financial Group, which is the parent of Carolina First Bank.  As of March 31, 2010, Carolina First Bank had committed to fund up to $25.9 million under the credit facility.

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

The contingent conversion feature was not required to be bifurcated and accounted for separately under the provisions of FASB ASC Topic 815-10-15.

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

In accordance with FASB ASC Topic 815-40 (Prior authoritative literature: EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock,”) the Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion

On April 1, 2009, we adopted FASB ASC Topic 470-20 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FASB ASC Topic 470-20 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects our non-convertible debt borrowing rate, determined to be 8.7% at the time of the issuance of the convertible notes, and must be applied retroactively to all periods presented.  See Note 2 for disclosure about the financial statement impact of our adoption of FASB ASC 470-20.

The carrying amounts of the debt and equity components are as follows:

	At March 31,
	2010	2009
	(in thousands)

Face value of convertible debt	$77,000	95,000

Unamortized discount	(5,508)	(11,268)

Net carrying amount of debt component	$71,492	83,732

Carrying amount of equity component	$22,586	23,359

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	At March 31,
	2010	2009
	(in thousands)

Contractual interest coupon	$2,560	3,234

Amortization of the discount on the liability component	3,904	4,497

Total interest expense on convertible notes	$6,464	7,731

For fiscal 2010 and 2009, the effective interest rate on the liability component was 8.4%.  Due to the combination of put, call and conversion options that are part of the terms of the convertible note agreement, the remaining discount on the liability component will be amortized over 16 months.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends.  At March 31, 2010, $67.1 million was available under these covenants for the payment of cash dividends, or the repurchase of the Company's common stock, or the repurchase of subordinated debt.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2010, are as follows: 2011, $0; 2012, $176,150,000; and none thereafter.

(9)	Extinguishment Of Debt

During fiscal 2010, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $18.0 million of its Convertible Notes at an average discount to face value of approximately 19.7%. The Company spent approximately $14.4 million in the aggregate on these repurchases. The transactions were treated as an extinguishment of debt for accounting purposes.  The Company recorded a gain of approximately $2.2 million on the repurchase of the Convertible Notes, which was partially offset by the write-off of $230,000 of deferred financing costs associated with the repurchase and cancellation of Convertible Notes.

During fiscal 2009, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $15.0 million of its Convertible Notes at an average discount to face value of approximately 38.8%. The Company spent approximately $9.2 million in the aggregate on these repurchases. The transactions were treated as an extinguishment of debt for accounting purposes.  The Company recorded a gain of approximately $4.0 million on the repurchase of the Convertible Notes, which was partially offset by the write-off of $300,000 of deferred financing costs associated with the repurchase and cancellation of Convertible Notes.

(10)	Derivative Financial Instruments

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swaps
March 31, 2010:
Accounts payable and accrued expenses	$1,336,269
Fair value of derivative instrument	$1,336,269

March 31, 2009:
Accounts payable and accrued expenses	$2,443,666
Fair value of derivative instrument	$2,443,666

Both of the interest rate swaps are currently in liability positions, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
Realized losses:
Interest rate swaps – included as a component
of interest expense	$(1,784,575)	(895,813)	39,042
Foreign currency exchange option – included as a
component of other income	$-	(1,548,500)	-

Unrealized gains (losses) included as a component
of other income
Interest rate swaps	$1,107,397	(773,047)	1,762,662

Foreign currency exchange option	$-	-	6,900

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of these instruments is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings and to reduce variability in foreign cash flows.  The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of FASB ASC Topic 815-10-15; therefore, the changes in fair value of the swap and option are included in earnings as other income or expenses.

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

(11)	Insurance Commissions and other income

Insurance commissions and other income for the years ending March 31, 2010, 2009 and 2008 consist of:

	2010	2009	2008

Insurance commissions	$37,194,717	32,430,496	30,403,085
Tax return preparation revenue	10,850,852	9,868,849	9,657,325
Gain on extinguishment of debt, net	2,238,846	3,966,783	-
Auto club membership revenue	4,536,074	4,088,500	4,297,327
World Class Buying Club revenue	3,832,884	3,780,851	4,582,273
Other	6,951,774	6,562,541	4,649,586
Insurance commissions and other income	$65,605,147	60,698,020	53,589,596

(12)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-file insurance activity for the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008

Insurance premiums written	$6,227,752	5,768,316	5,885,108

Recoveries on claims paid	$646,229	598,887	553,035

Claims paid	$6,136,490	5,620,489	5,987,181

(13)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2010, are as follows:

2011	14,882,455
2012	9,865,701
2013	4,670,054
2014	657,511
2015	138,777
Thereafter	-
Total future minimum lease payments	$30,214,498

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2010, 2009 and 2008, was $15,865,447, $14,257,168 and $12,198,271, respectively.

(14)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended March 31, 2010:
U.S. Federal	$39,979,719	525,900	40,505,619
State and local	4,918,495	82,344	5,000,839
Foreign	276,209	-	276,209
	$45,174,423	608,244	45,782,667

Year ended March 31, 2009:
U.S. Federal	27,459,617	3,311,357	30,770,974
State and local	4,351,570	(85,780)	4,265,790
Foreign	44,026	-	44,026
	$31,855,213	3,225,577	35,080,790

Year ended March 31, 2008:
U.S. Federal	$33,340,513	(3,954,130)	29,386,383
State and local	3,987,193	(863,612)	3,123,581
Foreign	585,632	-	585,632
	$37,913,338	(4,817,742)	33,095,596

Income tax expense was $45,782,667, $35,080,790 and $33,095,596, for the years ended March 31, 2010, 2009 and 2008, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2010	2009	2008

Expected income tax	$41,805,391	32,050,683	29,172,026
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	3,250,545	2,772,764	2,030,328
Change in valuation allowance	60	(405,425)	(335,361)
Insurance income exclusion	(237,574)	(108,636)	(117,834)
Uncertain tax positions	420,594	539,211	1,408,734
Other, net	543,651	232,193	937,703
	$45,782,667	35,080,790	33,095,596

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$13,726,075	14,167,863
Unearned insurance commissions	9,841,960	8,790,135
Accounts payable and accrued expenses
primarily related to employee benefits	7,119,122	6,512,665
Accrued interest receivable	2,606,892	2,595,154
Convertible notes	1,016,063	-
Unrealized losses	499,030	909,896
Other	1,274	114,804

Gross deferred tax assets	34,810,416	33,090,517

Less valuation allowance	(1,274)	(1,214)
Net deferred tax assets	34,809,142	33,089,303

Deferred tax liabilities:
Fair value adjustment for loans	(15,393,253)	(13,669,377)
Property and equipment	(3,492,473)	(2,342,782)
Intangible assets	(1,944,965)	(1,845,039)
Deferred net loan origination fees	(1,437,409)	(1,402,423)
Prepaid expenses	(554,549)	(544,657)
Convertible notes	-	(703,030)
Other	(343,903)	(331,161)

Gross deferred liabilities	(23,166,552)	(20,838,469)

Net deferred tax assets	$11,642,590	12,250,834

The valuation allowance for deferred tax assets as of March 31, 2010 and 2009 was $1,274 and $1,214, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2010 and 2009 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2010.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company’s Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of March 31, 2010, the Company has determined that $20,097 of cumulative undistributed net losses, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10, on April 1, 2007.  As a result of the implementation, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of March 31, 2010 and March 31, 2009, the Company had $5,762,087 and $4,715,681 of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $3,168,539 and $2,747,945, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2009	$3,872,025
Gross increases for tax positions of current year	1,059,041
Lapse of statute of limitations	(245,546)
Unrecognized tax benefits balance at March 31, 2010	$4,685,520

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2010, the Company had $1,076,567 accrued for gross interest, of which $232,911 was a current period expense.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.  However, at this time, a reasonable estimate of the range of possible change cannot be made until further correspondence has been conducted with the state taxing authorities.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006, although carryforward attributes that were generated prior to 2006 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  In consideration of the proposed assessment, the total gross unrecognized tax benefit was increased to $3.2 million in fiscal 2010.  At this time, it is too early to predict the final outcome on this tax issue and any future recoverability of this charge.  Until the tax issue is resolved, the Company expects to accrue approximately $55,000 per quarter for interest.

(15)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$73,661,308	16,304,207	$4.52

Effect of Dilutive Securities
Options and restricted stock	-	241,496

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$73,661,308	16,545,703	$4.45

	For the year ended March 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$56,492,590	16,239,883	$3.48

Effect of Dilutive Securities
Options and restricted stock	-	224,520

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$56,492,590	16,464,403	$3.43

	For the year ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$50,253,049	17,044,122	$2.95

Effect of Dilutive Securities
Options and restricted stock	-	330,624

Diluted EPS
Income available to common shareholders
plus assumed exercises of stock options	$50,253,049	17,374,746	$2.89

Options to purchase 100,152, 130,583 and 183,030 shares of common stock at various prices were outstanding during the years ended March 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were not included in the computation of diluted EPS because the effect of such instruments was antidilutive.

(16)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,059,884, $1,078,987 and $1,078,896, for the years ended March 31, 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The Company selects the key executives who participate in the SERP.  The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  For the years ended March 31, 2010, 2009 and 2008, contributions of $928,407, $806,792 and $836,977, respectively were charged to operations related to the SERP.  The unfunded liability was $5,385,106, $4,722,000 and $4,000,000, as of March 31, 2010, 2009 and 2008, respectively.

In May 2009, the Company instituted a second Supplemental Executive Retirement Plan (“SERP”) to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.

For the three years presented, the unfunded liability was estimated using the following assumptions; an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under the Executive Incentive Plan.  As of March 31, 2010 and 2009, no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan, and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2010, there were 516,895 shares available for grant under the plans.

Stock based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50 (Prior authoritative literature: SFAS No. 123(R), “Share Based Payment”).  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  The Company elected to use the modified prospective transition method, and did not retroactively adjust results from prior periods.  Under this transition method, stock option compensation is recognized as an expense over the remaining unvested portion of all stock option awards granted prior to April 1, 2006, based on the fair values estimated at grant date in accordance with the provisions of FASB ASC Topic 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2010, 2009 and 2008 was $15.32, $8.51 and $14.41 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2010	2009	2008

Dividend yield	0%	0%	0%
Expected volatility	56.69%	50.67%	43.0%
Average risk-free interest rate	2.69%	2.75%	4.00%
Expected life	6.6 years	5.9 years	6.9 years
Vesting period	5 years	5 years	5 years

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

Option activity for the year ended March 31, 2010, was as follows:

	2010
			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Exercise		Contractual Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of year	1,390,900	$25.00
Granted	295,750	$26.73
Exercised	(280,350)	$20.52
Forfeited	(12,950)	$29.07
Options outstanding, end of year	1,393,350	$26.23	7.04	$16,316,003
Options exercisable, end of year	560,100	$26.06	5.02	$7,161,021

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2010.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2010, 2009 and 2008 were as follows:

2010	2009	2008

$4,638,423	$2,833,497	$2,503,399

As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options amounted to $7,460,763 which is expected to be recognized over a weighted-average period of approximately 3.65 years.

The following table summarizes information regarding stock options outstanding at March 31, 2010:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 4.90 - $5.99	13,150	0.56	$5.03	13,150	$5.03
$ 6.00 - $ 7.99	18,000	1.08	$6.75	18,000	$6.75
$ 8.00 - $ 9.99	60,900	1.91	$8.48	60,900	$8.48
$11.00 - $11.99	31,500	3.13	$11.44	31,500	$11.44
$15.00 - $16.99	303,300	7.78	$16.71	64,700	$16.18
$23.00 - $23.99	44,100	4.58	$23.53	44,100	$23.53
$25.00 - $25.99	139,200	5.83	$25.08	104,000	$25.08
$26.00 - $27.99	295,750	9.62	$26.73	-	$-
$28.00 - $28.99	279,400	7.05	$28.22	100,000	$28.25
$43.00 - $43.99	7,000	7.15	$43.00	2,800	$43.00
$46.00 - $49.00	201,050	6.62	$48.72	120,950	$48.72
$ 4.90 - $49.00	1,393,350	7.04	$26.23	560,100	$26.06

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

On April 30, 2009 and May 11, 2009 the Company granted 15,000 shares and 3,000 shares of restricted stock (which are equity classified), respectively, with a grant date fair value of $29.68 and $20.41 per share, respectively, to independent directors and a certain officer.  All of these grants vested immediately.

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

On May 19, 2008 the Company granted 12,000 shares of restricted stock (which are equity classified) with a grant date fair value of $43.67 per share to independent directors and a certain officer.  One-half of the restricted stock vested immediately and the other half vested on the first anniversary of grant.

On November 28, 2007, the Company granted 20,800 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third vested on the first and second anniversaries of grant.  The Company granted an additional 15,150 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to the same executive officers.  The 15,150 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 12, 2007, the Company granted 8,000 shares of restricted stock (which are equity classified), with a grant date fair value of $28.19 per share, to certain officers.  One-third of the restricted stock vested immediately and one-third vested on each of the first and second anniversaries of grant.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $1.95 million, $1.7 million and $1.6 million of compensation expense for the years ended March 31, 2010, 2009 and 2008, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of March 31, 2010, there was approximately $1.49 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of March 31, 2010, and changes during the year ended March 31, 2010, are presented below:

	Number of Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2009	80,246	$22.94
Granted during the period	82,505	27.04
Vested during the period, net	(64,063)	26.68
Cancelled during the period	(14,461)	26.41
Outstanding at March 31, 2010	84,227	$23.52

Total share-based compensation included as a component of net income during the years ended March 31, was as follows:

	2010	2009	2008
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,281,556	3,232,229	3,937,925
Share-based compensation related to restricted stock units	1,950,488	1,685,616	1,556,902

Total share-based compensation related to equity
classified awards	$5,232,044	4,917,845	5,494,827

(17)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years:

	2010	2009	2008
	($ in thousands)

Number of offices purchased	23	22	25
Merged into existing offices	22	11	12

Purchase Price	$3,742	10,826	4,977
Tangible assets:
Net loans	2,832	9,083	3,086
Furniture, fixtures & equipment	3	68	128
Other	3	2	7
	2,838	9,153	3,221

Excess of purchase price over
fair value of net tangible assets	$904	1,673	1,756

Customer lists	783	1,360	1,327
Non-compete agreements	86	85	116
Goodwill	35	228	313

Total intangible assets	$904	1,673	1,756

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under FASB ASC Topic 805-10 (Prior authoritative literature: SFAS No. 141(R)) and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2010, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2010, 22 acquisitions were recorded as asset acquisitions.

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

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with FASB ASC Topic 360-10-05 (Prior authoritative literature: SFAS No. 144).  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to an office is generally less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

(18)	Fair Value

Effective April 1, 2008, the first day of fiscal 2009, the Company adopted the provisions of FASB ASC Topic 820 (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC Topic 820 applies under other accounting pronouncements in which the FASB has previously concluded that fair value is the relevant measurement attribute.    Accordingly, FASB ASC Topic 820 does not require any new fair value measurements.  Effective April 1, 2009, the Company adopted the provisions of FASB ASC Topic 820 for nonfinancial assets and liabilities which were previously deferred under the provisions of FASB ASC Topic 820-10-65 (Prior authoritative literature: FSP FAS 157-2).

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at March 31:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31,	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2010	$1,336,269	$-	$1,336,269	$-
2009	$2,443,666	$-	$2,443,666	$-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

There were no assets or liabilities measured at fair value on a non recurring basis during fiscal 2010.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	March 31,	March 31,
	2010	2009

Book value:
Senior Notes Payable	$99,150	113,310
Convertible Notes, net of
discount	71,492	83,732
	$170,642	197,042

Estimated fair value:
Senior Notes Payable	$99,150	113,310
Convertible Notes	73,389	61,702
	$172,539	175,012

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at March 31, 2010 and March 31, 2009 relates primarily to market quotations for the Company’s 3.0% Convertible Senior Subordinated Notes due October 1, 2011.

(19)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except earnings per share data)

Total revenues	$100,230	104,206	112,310	123,890	88,421	91,721	99,161	112,849
Provision for loan losses	20,428	25,156	29,633	15,082	17,857	23,307	29,490	14,822
General and administrative
expenses	53,333	51,755	55,537	56,387	48,790	48,379	51,716	51,331
Interest expense	3,110	3,617	3,756	3,398	3,609	3,892	3,928	3,457
Income tax expense	8,724	9,066	8,633	19,360	6,822	6,197	5,164	16,898
Net income	$14,635	14,612	14,751	29,663	11,343	9,946	8,863	26,341
Earnings per share:
Basic	$.90	.90	.91	1.80	.70	.61	.55	1.63
Diluted	$.90	.89	.89	1.76	.68	.60	.54	1.62

(20)	Litigation

At March 31, 2010, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2010.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2010 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated June 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
June 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, South Carolina
June 8, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of March 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. KPMG has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2010 and 2009

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-07-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

4.9	Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of January 28, 2009	4.9	12-31-08 10-Q/A

4.10	Sixth Amendment to Amended and Restated Credit Agreement Dated as of July 31, 2009	4.10	6-30-09 10-Q

4.11	Subsidiary Security Agreement dated as of June 30, 1997, as amended through July 20, 2005	4.5	9-30-05 10-Q

4.12	Revised listing of Bank Commitments effective as of November 13, 2009, pursuant to the Sixth Amendment to Amended and Restated Credit Agreement dated as of July 31, 2009 (the “Sixth Amendment”) (this listing updates the information previously disclosed in Schedule 1.1 to the Sixth Amendment, which was previously filed as Exhibit 4.10 to the Company’s report on Form 10-Q for the quarter ended June 30, 2009)	4.11	12-31-09 10-Q

4.13	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

		Filed Herewith (*)
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

4.14	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

4.15	Fourth Amendment to Amended and Restated Security Agreement Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

4.16	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.17	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.18	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

4.19	Amended and Restated Guaranty Agreement dated as of June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	4.17	2009 10-K

4.20	First Amendment to Subsidiary Guaranty Agreement, dated as of August 4, 2008	4.18	2009 10-K

10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of May 21, 2007	10.4	2007 10-K

10.3+	Employment Agreement of Kelly M. Malson, effective as of August 27, 2007	99.1	8-29-07 8-K

10.4+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K

10.5+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	Supplemental Income Plan	10.7	2000 10-K

10.7+	Second Amendment to the Company’s Supplemental Income Plan	10.15	12-31-07 10-Q

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	First Amendment to the Company’s 1992 and 1994 Stock Option Plans	10.10	12-31-07 10-Q

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting

10.13+	First Amendment to the Company’s 2002 Stock Option Plan	10.11	12-31-07 10-Q

10.14+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting

10.15+	First Amendment to the Company’s 2005 Stock Option Plan	10.12	12-31-07 10-Q

10.16+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.17+	The Company’s Retirement Savings Plan	4.1	333-14399

10.18+	The Company Retirement Savings Plan Fifth Amendment	10.1	12-31-08 10-Q

10.19+	Executive Deferral Plan	10.12	2001 10-K

10.20+	Second Amendment to the Company’s Executive Deferral Plan	10.14	12-31-07 10-Q

10.21+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan	10.16	12-31-07 10-Q

10.22+	First Amended and Restated 2005 Executive Deferral Plan	10.17	12-31-07 10-Q

10.23+	Second Amended and Restated Company 2005 Supplemental Income Plan	10.18	12-31-07 10-Q

10.24+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for The 2008 Annual Meeting

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	*

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

Filed Herewith (*),
Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
Date: June 8, 2010

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: June 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and	Ken R. Bramlett Jr., Director
Chief Executive Officer (Principal Executive Officer)

Date; June 8, 2010	Date: June 8, 2010

/s/ Kelly M. Malson	/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief	James R. Gilreath, Director
Financial Officer (Principal Financial and Accounting
Officer)

Date: June 8, 2010	Date: June 8, 2010

/s/ William S. Hummers	/s/ Charles D. Way
William S. Hummers, III, Director	Charles D. Way, Director

Date: June 8, 2010	Date: June 8, 2010

/s/ Mark C. Roland	/s/ Darrell Whitaker
Mark C. Roland, President and COO; Director	Darrell Whitaker, Director

Date: June 8, 2010	Date: June 8, 2010