Form 10-Q
period 2010-06-30
WORLD ACCEPTANCE CORP
filed 2010-08-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of outstanding shares of the issuer’s no par value common stock as of August 3, 2010 was 15,660,482.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2010	2010
ASSETS

Cash and cash equivalents	$6,283,556	5,445,168
Gross loans receivable	824,940,769	770,265,207
Less:
Unearned interest and fees	(217,573,251)	(199,179,293)
Allowance for loan losses	(44,105,503)	(42,896,819)
Loans receivable, net	563,262,015	528,189,095
Property and equipment, net	23,030,801	22,985,830
Deferred income taxes	11,837,036	11,642,590
Other assets, net	11,948,548	11,559,684
Goodwill	5,653,872	5,616,380
Intangible assets, net	7,242,700	7,613,518
Total assets	$629,258,528	593,052,265

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	146,050,000	99,150,000

Convertible senior subordinated notes payable	77,000,000	77,000,000
Debt discount	(4,603,190)	(5,507,959)
Income taxes payable	16,110,597	14,043,486
Accounts payable and accrued expenses	23,586,477	25,418,784
Total liabilities	258,143,884	210,104,311

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000 shares, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 15,656,482 and 16,521,553 shares at June 30, 2010 and March 31, 2010, respectively	-	-
Additional paid-in capital	28,999,130	27,112,822

Retained earnings	344,345,080	357,179,568
Accumulated other comprehensive loss	(2,229,566)	(1,344,436)
Total shareholders' equity	371,114,644	382,947,954
Commitments and contingencies
	$629,258,528	593,052,265

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2010	2009

Revenues:
Interest and fee income	$96,070,743	85,067,798
Insurance and other income	14,327,421	15,162,567
Total revenues	110,398,164	100,230,365

Expenses:
Provision for loan losses	19,698,208	20,428,263
General and administrative expenses:
Personnel	39,733,969	36,291,309
Occupancy and equipment	7,188,758	6,703,673
Advertising	2,462,316	2,372,500
Amortization of intangible assets	506,636	564,770
Other	7,405,844	7,400,493
	57,297,523	53,332,745

Interest expense	3,353,968	3,110,147
Total expenses	80,349,699	76,871,155

Income before income taxes	30,048,465	23,359,210

Income taxes	11,333,753	8,724,138

Net income	$18,714,712	14,635,072

Net income per common share:
Basic	$1.16	0.90
Diluted	$1.14	0.90

Weighted average common equivalent shares outstanding:
Basic	16,130,434	16,225,294
Diluted	16,446,340	16,351,157

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
			Accumulated
			Other
	Additional		Comprehensive	Total	Total
	Paid-in	Retained	Income	Shareholders’	Comprehensive
	Capital	Earnings	(Loss)	Equity	Income

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907
Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and cancellation of convertible notes	(773,320)	-	-	(773,320)
Other comprehensive income			2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535
Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (24,550 shares), including tax benefits of $41,668	500,014			500,014
Common stock repurchases (899,621 shares)	-	(31,549,200)	-	(31,549,200)
Issuance of restricted common stock under stock option plan (10,000 shares)	665,397			665,397
Stock option expense	720,897			720,897
Other comprehensive loss			(885,130)	(885,130)	(885,130)
Net income	-	18,714,712	-	18,714,712	18,714,712
Total comprehensive income	-	-	-	-	17,829,582
Balances at June 30, 2010	$28,999,130	344,345,080	(2,229,566)	371,114,644

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2010	2009

Cash flows from operating activities:

Net income	$18,714,712	14,635,072

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	506,636	564,770
Amortization of loan costs and discounts	92,652	113,889
Provision for loan losses	19,698,208	20,428,263
Amortization of convertible note discount	904,769	1,022,119
Depreciation	1,464,095	1,343,831
Deferred tax benefit	(202,098)	(449,166)
Compensation related to stock option and restricted stock plans	1,386,294	1,477,216
Unrealized gains on interest rate swap	(365,490)	(474,963)
Gain on extinguishment of debt	-	(2,361,181)

Change in accounts:
Other assets, net	(650,449)	(213,213)
Income taxes payable	2,067,111	1,218,478
Accounts payable and accrued expenses	(1,321,166)	(320,117)

Net cash provided by operating activities	42,295,274	36,984,998

Cash flows from investing activities:

Increase in loans receivable, net	(54,794,621)	(51,991,756)
Assets acquired from office acquisitions, primarily loans	(690,820)	(420,547)
Increase in intangible assets from acquisitions	(147,917)	(91,130)
Purchases of property and equipment, net	(1,621,619)	(1,366,054)

Net cash used in investing activities	(57,254,977)	(53,869,487)

Cash flows from financing activities:

Proceeds of senior revolving notes payable, net	46,900,000	24,350,000
Repayment of subordinated convertible notes	-	(6,750,000)
Proceeds from exercise of stock options	458,346	50,594
Repurchase of common stock	(31,549,200)	-
Excess tax benefit from exercise of stock options	41,668	19,459

Net cash provided by financing activities	15,850,814	17,670,053

Increase in cash and cash equivalents	891,111	785,564

Effect of foreign currency fluctuations on cash	(52,723)	93,974

Cash and cash equivalents at beginning of period	5,445,168	6,260,410

Cash and cash equivalents at end of period	$6,283,556	7,139,948

See accompanying notes to consolidated financial statements.

 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2010, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2010, and the results of operations and cash flows for the periods ended June 30, 2010 and 2009, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2010 to conform with fiscal 2011 presentation.  These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

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

The consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2010, included in the Company’s 2010 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 810-30, “Variable Interest Entities.” ASC 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. FASB ASC Topic 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of FASB ASC Topic 810-30 during the quarter ended June 30, 2010 did not have an impact on the Company’s financial position or results of operations.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures,” to require disclosure of transfers in and out of Levels 1 and 2 and gross presentation of items in the Level 3 rollforward. The guidance also clarifies the level of disaggregation required for fair value measurement disclosures and requires disclosure of inputs and valuation techniques used in Levels 2 and 3. With the exception of the gross presentation of items in the Level 3 rollforward (which is effective for fiscal years beginning after December 15, 2010), the Company adopted this guidance effective April 1, 2010 with no significant impact on its Consolidated Financial Statements.

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company carries certain financial instruments, derivative assets and liabilities, at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at June 30 and March 31, 2010:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swaps June 30, 2010	$970,778	$-	$970,778	$-
Interest rate swaps March 31, 2010	1,336,269	-	1,336,269	-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30,	March 31,
	2010	2010

Book value:
Senior Note Payable	$146,050	99,150
Convertible Notes	72,397	71,492
	$218,447	170,642

Estimate fair value:
Senior Note Payable	$146,050	99,150
Convertible Notes	73,435	73,389
	$219,485	172,539

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at June 30, 2010 and March 31, 2010 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes due October 1, 2011.

There were no assets or liabilities measured at fair value on a non recurring basis during the first quarter of fiscal 2011 or fiscal 2010.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220-10 (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”).  The following summarizes accumulated other comprehensive income (loss) as of June 30:

	2010	2009
Balance at beginning of year	$(1,344,436)	(4,229,663)
Unrealized (loss) gain from foreign exchange translation adjustment	(885,130)	1,612,713
Total accumulated other comprehensive loss	$(2,229,566)	(2,616,950)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2010	2009
Balance at beginning of period	$42,896,819	38,020,770

Provision for loan losses	19,698,208	20,428,263
Loan losses	(20,569,302)	(19,715,351)
Recoveries	2,150,197	1,949,138
Translation adjustments	(70,419)	103,717
Balance at end of period	$44,105,503	40,786,537

The Company follows FASB ASC Topic 310, which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this accounting literature.  The Company believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310 have not shown evidence of  deterioration of  credit  quality  since origination,  and therefore,  are not   within the  scope of FASB ASC Topic 310 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent.  Loans acquired that are more than 60 days past due are included in the scope of accounting literature and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2010	2009

Basic:
Average common shares outstanding (denominator)	16,130,434	16,225,294

Diluted:
Average common shares outstanding	16,130,434	16,225,294
Dilutive potential common shares	315,906	125,863
Average diluted shares outstanding (denominator)	16,446,340	16,351,157

Options to purchase 12,190 and 317,909 shares of common stock at various prices were outstanding during the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share (“EPS”) because the options are anti-dilutive.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans are generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2010, there were 516,695 shares available for grant under the plans.

Stock based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50 (Prior authoritative literature: SFAS No. 123(R), “Share Based Payment”).  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  Stock option compensation is recognized as an expense over the unvested portion of all stock option awards granted based on the fair values estimated at grant date in accordance with the provisions of FASB ASC Topic 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

There were no option grants during the quarters ended June 30, 2010 or June 30, 2009.

Option activity for the three months ended June 30, 2010 was as follows:

	Weighted		Weighted
	Average		Average
	Exercise		Remaining	Aggregated
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding, beginning of year	1,393,350	$26.23
Granted	-	-
Exercised	(24,550)	18.67
Forfeited	(9,900)	25.37
Options outstanding, end of period	1,358,900	$26.37	6.83	$18,331,825
Options exercisable, end of period	536,850	$26.45	4.81	$7,648,576

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2010.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2010 and 2009 was as follows:

	2010	2009
Three months ended	$456,056	53,766

As of June 30, 2010 total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.6 million, which is expected to be recognized over a weighted-average period of approximately 3.42 years.

Restricted Stock

On April 30, 2010 the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $35.28 per share to its independent directors.  All of the shares granted vested immediately.

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of the grant.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to the same executive officers.  The 23,159 shares will vest on April 30, 2012 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third were scheduled to vest on the first and second anniversaries of the grant.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to the same executive officers.  The 29,100 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 28, 2007, the Company granted 20,800 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third were scheduled to vest on the first and second anniversaries of grant.  On that same date, the Company granted an additional 15,150 shares of restricted stock (which are equity classified), with a grant date fair value of $30.94 per share, to the same executive officers.  The 15,150 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $665,397 and $760,495, respectively, of compensation expense for the quarters ended June 30, 2010 and 2009 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of June 30, 2010, there was approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.45 years.

A summary of the status of the Company’s restricted stock as of June 30, 2010, and changes during the quarter ended June 30, 2010, are presented below:

	Number of	Weighted Average Fair Value
	Shares	at Grant Date
Outstanding at March 31, 2010	84,227	$23.52
Granted during the period	10,000	35.28
Vested during the period, net	(10,000)	35.28
Cancelled during the period	-	-
Outstanding at June 30, 2010	84,227	$23.52

Total share-based compensation included as a component of net income during the quarters ended June 30, 2010 and 2009 was as follows:

	Three months ended
	June 30,
	2010	2009
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$720,897	$742,341
Share-based compensation related to restricted stock units	665,397	760,495

Total share-based compensation related to equity classified awards	$1,386,294	$1,502,836

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2010 and 2009:

	2010	2009

Number of offices purchased	4	1
Merged into existing offices	2	1

Purchase Price	$838,737	$511,677
Tangible assets:
Net loans	688,820	420,547
Furniture, fixtures & equipment	2,000	-

Excess of purchase prices over carrying value of net tangible assets	$147,917	$91,130

Customer lists	90,425	89,130
Non-compete agreements	20,000	2,000
Goodwill	37,492	-

Total intangible assets	$147,917	$91,130

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 (Prior authoritative literature: SFAS 141(R)) and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the quarter ended June 30, 2010, two acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the quarter ended June 30, 2010, two acquisitions were recorded as asset acquisitions.

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

The carrying amounts of the debt and equity components are as follows (in thousands):

	June 30,	March 31,
	2010	2010

Face value of convertible debt	$77,000	77,000
Unamortized discount	(4,603)	(5,508)
Net carrying amount of debt component	$72,397	71,492

Carrying amount of equity component	$22,586	22,586

For the three months ended June 30, 2010 and 2009, the effective interest rate on the liability component was 8.2% and 8.7%, respectively, and interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $1.5 million and $1.7 million, respectively.  The remaining discount on the liability component will be amortized over 15 months.

NOTE 10 – EXTINGUISHMENT OF DEBT

In May 2009, the Company repurchased, in a privately negotiated transaction, $10 million of its Convertible Notes at an average discount to face value of approximately 32.5%.  The Company paid approximately $6.8 million and recorded a gain of approximately $2.4 million in other income, which was partially offset by the write-off of $165,000 of deferred financing costs pre-tax associated with the repurchase and cancellation of the Convertible Notes.  As of June 30, 2010, $77.0 million principal amount of the Convertible Notes was outstanding.

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swaps
June 30, 2010:
Accounts payable and accrued expenses	$970,778
Fair value of derivative instrument	$970,778

March 31, 2010:
Accounts payable and accrued expenses	$1,336,269
Fair value of derivative instrument	$1,336,269

Both of the interest rate swaps are currently in liability positions, and as a result there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps are as follows:

	Quarter Ended
	June 30,	June 30,
	2010	2009
Realized losses:
Interest rate swaps – included as a component of interest expense	$(445,811)	(429,312)

Unrealized gains included as a component of other income:
Interest rate swaps	$365,490	474,963

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of these instruments is to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings.  The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of FASB ASC Topic 815-10-15; therefore, the changes in fair value of the swaps are included in earnings as other income or expenses.

By using derivative instruments, the Company is exposed to credit and market risk.  Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, exists to the extent of the fair value gain in a derivative.  Market risk is the adverse effect on the financial instruments from a change in interest rates.  The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.  The market risk associated with derivatives used for interest rate risk management activities is fully incorporated in the Company’s market risk sensitivity analysis.

NOTE 12 – INCOME TAXES

We are required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and World Acceptance Corporation de México, S. de R.L. de C.V. (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of June 30, 2010, the Company has determined that $227,334 of cumulative undistributed net earnings of SWAC and $303,646 of cumulative undistributed net losses of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.  As a result of the implementation, the Company recognized a charge of approximately $550,000 to the April 1, 2007 balance of retained earnings.  As of June 30, 2010 and March 31, 2010, the Company had $6.5 million and $5.8 million of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $3.7 million and $3.2 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The increase in the total gross unrecognized tax benefit including interest during the quarter ending June 30, 2010 is primarily attributable to the accrual of another quarter's worth of interest, and the accrual for unrecognized tax benefits pertaining to the current fiscal year.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2010, the Company had $1.1 million accrued for gross interest, of which $20,000 was a current period benefit.  The Company has determined that it is possible that the total amount of unrecognized tax benefits related to various state examinations will significantly increase or decrease within twelve months of the reporting date.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The income tax returns (2001 through 2006) are under examination by a state authority which has completed its examinations and issued a proposed assessment for tax years 2001 and 2006.  For further discussion of the examination refer to Note 13 – Subsequent Event.

NOTE 13 – SUBSEQUENT EVENT

Subsequent events have been evaluated through August 3, 2010, the date these unaudited consolidated date the financial statements were issued.  The following is a result of such review.

On July 22, 2010, the Company received a counteroffer from the South Carolina Department of Revenue to settle for approximately $2.6 million a claim with respect to the South Carolina examination.  Although the Company plans to accept the counteroffer, the Company has not adjusted the consolidated interim financial statement as of June 30, 2010 for the potential settlement offer because the Company deems this to be a second quarter event in accordance with ASC Subtopic 740-10, Income Taxes.  The reserve recorded as of June 30, 2010 for this uncertain tax position of approximately $4.5 million, is offset by a $1.2 million deferred tax asset associated with the federal tax benefit for state taxes and interest paid.  The net income impact of this settlement is expected to be between $800,000 and $1.0 million.

NOTE 14 – LITIGATION

At June 30, 2010, the Company and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed.  Although the amount of any ultimate liability with respect to such matters cannot be determined, the Company believes that any such liability will not have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

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

	Three months
	ended June 30,
	2010	2009
(Dollars in thousands)

Average gross loans receivable (1)	$796,368	697,258
Average loans receivable (2)	588,022	515,177

Expenses as a % of total revenue:
Provision for loan losses	17.8%	20.4%
General and administrative	51.9%	53.2%
Total interest expense	3.0%	3.1%
Operating margin (3)	30.3%	26.4%

Return on average assets (trailing 12 months)	13.0%	11.2%
Offices opened or acquired, net	20	5
Total offices (at period end)	1,010	949

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

Comparison of Three Months Ended June 30, 2010, Versus
Three Months Ended June 30, 2009

Net income increased to $18.7 million for the three months ended June 30, 2010, an increase of 27.9%, from the three month period ended June 30, 2009.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $6.9 million, or 26.2%, interest expense increased by 7.8% and income taxes increased by 29.9%.

Total revenues rose to $110.4 million during the quarter ended June 30, 2010, a 10.1% increase over the $100.2 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 938 offices open throughout both quarterly periods increased by approximately 8.8%.  At June 30, 2010, the Company had 1,010 offices in operation, an increase of 20 offices from March 31, 2010.

Interest and fee income for the quarter ended June 30, 2010 increased by $11.0 million, or 12.9%, over the same period of the prior year.  This increase resulted from a $99.1 million increase, or 14.2%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income decreased by $0.8 million, or 5.5%, between the two quarterly periods.  Insurance commissions increased by approximately $1.5, or 18.2%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income decreased by approximately $2.4 million, or 35.3%, over the corresponding quarter primarily due to the repurchase and cancellation in first quarter fiscal 2010 of $10.0 million face value of the Convertible Notes, which resulted in a $2.4 million pre-tax gain in that quarter.  During first quarter fiscal 2011, the Company did not repurchase any of the Convertible Notes.

The provision for loan losses during the quarter ended June 30, 2010 decreased by $0.7 million, or 3.6%, from the same quarter last year.  Accounts that were 61 days or more past due decreased from 2.8% to 2.5% on a recency basis and decreased from 4.0% to 3.6% on a contractual basis when comparing the two quarter end statistics.  Net charge-offs as a percentage of average net loans decreased from 13.8% (annualized) during the prior year first quarter to 12.5% (annualized) during the most recent quarter. The 130 basis point decrease is consistent with the decrease the Company has experienced over the past 3 quarters.  The 12.5% net charge-off (annualized) ratio, is consistent with charge-off levels prior to the economic recession.  Historical charge-off ratios for first quarter, prior to June 2008, are as follows:  12.7% June 2007, 11.6% June 2006 and 13.9% June 2005.

General and administrative expenses for the quarter ended June 30, 2010 increased by $4.0 million, or 7.4% over the same quarter of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.7% when comparing the two periods.  During the first quarter of fiscal 2011, the Company opened or acquired 20 branches compared to 5 branches opened or acquired in the first quarter of fiscal 2010.  The total general and administrative expense as a percent of total revenues decreased from 53.2% for the three months ended June 30, 2009 to 51.9% for the three months ended June 30, 2010.

Interest expense increased by approximately $244,000 when comparing the two corresponding quarterly periods as a result of an increase in the average outstanding debt balance, partially offset by a decrease in the average interest rate.

The Company’s effective income tax rate increased slightly to 37.7% for the quarter ended June 30, 2010 from 37.4% for the prior year quarter.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2010.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”) or state taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

The Company adopted FASB ASC Topic 740 on April 1, 2007. Under FASB ASC Topic 740, the Company will include the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $671.2 million at March 31, 2009 to $770.3 million at March 31, 2010, net cash provided by operating activities for fiscal years 2010, 2009 and 2008 was $183.6 million, $153.9 million and $136.0, respectively.

The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of August 3, 2010, the Company has $2.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 55 branches in the United States and 15 branches in Mexico during fiscal 2011.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2010.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired two offices and two loan portfolios from four competitors in three states during the first quarter of fiscal 2011. Gross loans receivable purchased in these transactions were approximately $857,000 in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $238.3 million base credit facility with a syndicate of banks.  The credit facility will expire on July 31, 2011.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At March 31, 2010, the interest rate on borrowings under the revolving credit facility was 4.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2010, $146.1 million was outstanding under this facility, and there was $92.3 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of June 30, 2010, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2010, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past, most recently as of July 31, 2009, and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, recently-enacted, proposed or future legislation; performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value of $73.4 million represents the quoted market price.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $146.1 million at June 30, 2010.  At June 30, 2010, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%,  with a minimum of 4.0% per annum.

Based on the outstanding balance and terms of the revolving credit facility at June 30, 2010, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.4 million on an annual basis.

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

In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of June 30, 2010 the fair value of the interest rate swap was a liability of approximately $1.0 million and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $365,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues were less than 5% of the Company’s total revenues for the quarter ended June 30, 2010 and net loans denominated in Mexican pesos were approximately $23.4 million (USD) at June 30, 2010.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At June 30, 2010, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2010. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4.    Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2010. During the first quarter of fiscal 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A (page 12) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, except for the passage by the United States Congress and the signing into law by the President of the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R. 4173).  Although this legislative action by the U.S. Congress has been anticipated for some time, it remains impossible to predict the impact, if any, that (1) this law, (2) the bureau that is to be created, or (3) the regulations that may be promulgated by that bureau may have on the Company’s operations or its financial condition in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.

On May 11, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $15 million announced May 11, 2009.  After taking into account all shares repurchased through August 3, 2010, the Company has $2.0 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended June 30, 2010:

Issuer Purchases of Equity Securities

Approximate
			Total	Dollar
			Number	Value of
			of Shares	Shares
			Purchased	That May Yet
			as part of	be
	Total	Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares	per	Plans	Plans or
	Purchased	Share	or Programs	Programs

April 1 through April 30, 2010	-	-	-	$13,565,343

May 1 through May 31, 2010	773,899	$35.12	773,899	6,387,377

June 1 through June 30, 2010	125,722	34.77	125,722	2,016,143

Total for the quarter	899,621	$35.07	899,621

Item 5.        Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Credit Agreement dated July 20, 2005	4.4	6-30-05 10-Q

4.5	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 4, 2006	4.4	6-30-06 10-Q

4.6	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 2, 2006	10.1	10-04-06 8-K

4.7	Third Amendment to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007	10.1	9-7-07 8-K

4.8	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of August 4, 2008	4.8	6-30-08 10-Q

4.9	Fifth Amendment to Amended and Restated Credit Agreement dated as of January 28, 2009	4.9	12-31-08 10Q/A

4.10	Sixth Amendment to Amended and Restated Credit Agreement dated as of July 31, 2009	4.10	6-30-09 10-Q

4.11	Subsidiary Security Agreement dated as of June 30, 1997, as Amended through July 20, 2005	4.5	9-30-05 10-Q

4.12	Revised listing of Bank Commitments effective as of November 13, 2009, pursuant to the Sixth Amendment to Amended and Restated Credit Agreement dated as of July 31, 2009 (the “Sixth Amendment”) (this listing updates the information previously Disclosed in Schedule 1.1 to the Sixth Amendment, which was Previously filed as Exhibit 4.10 to the Company’s report on Form 10-Q for the quarter ended June 30, 2009)	4.11	12-31-09 10-Q

4.13	Company Security Agreement dated as of June 20, 1997, as amended through July 20, 2005	4.6	9-30-05 10-Q

4.14	Fourth Amendment to Subsidiary Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	4.7	6-30-05 10-Q

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

4.15	Fourth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 30, 1997 (i.e., Company Security Agreement)	4.10	9-30-04 10-Q

4.16	Fifth Amendment to Amended and Restated Security Agreement, Pledge and Indenture of Trust (i.e. Company Security Agreement)	4.9	6-30-05 10-Q

4.17	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.18	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

4.19	Amended and Restated Guaranty Agreement dated as of June 30, 1997 (i.e., Subsidiary Guaranty Agreement)	4.17	3-31-09 10-K

4.20	First Amendment to Subsidiary Guaranty Agreement, dated as of August 4, 2008	4.18	3-31-09 10-K

10.1	2009 Supplemental Income Plan	10.1	6-30-09 10-Q

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: August 3, 2010

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: August 3, 2010