Form 10-Q
period 2010-09-30
WORLD ACCEPTANCE CORP
filed 2010-10-29
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of outstanding shares of the issuer’s no par value common stock as of October 29, 2010 was 15,649,438.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30,
	2010 and March 31, 2010	3

	Consolidated Statements of Operations for the three and
	six months ended September 30, 2010 and 2009	4

	Consolidated Statements of Shareholders' Equity and
	Comprehensive Income (Loss) for the year ended March 31, 2010
	and the six months ended September 30, 2010	5

	Consolidated Statements of Cash Flows for the
	six months ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		30

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted, when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreement of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2011” are to the Company’s fiscal year ended March 31, 2011.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$8,825,282	5,445,168
Gross loans receivable	868,192,334	770,265,207
Less:
Unearned interest and fees	(230,313,533)	(199,179,293)
Allowance for loan losses	(48,343,421)	(42,896,819)
Loans receivable, net	589,535,380	528,189,095
Property and equipment, net	23,439,206	22,985,830
Deferred taxes	13,315,763	11,642,590
Other assets, net	13,693,359	11,559,684
Goodwill	5,608,980	5,616,380
Intangible assets	7,090,649	7,613,518
Total assets	$661,508,619	593,052,265

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	138,850,000	99,150,000

Convertible senior subordinated notes payable	77,000,000	77,000,000
Discount on convertible note	(3,686,971)	(5,507,959)
Junior subordinated note payable	30,000,000	-
Income taxes payable	2,974,103	14,043,486
Accounts payable and accrued expenses	24,278,386	25,418,784
Total liabilities	269,415,518	210,104,311

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 15,648,438 and 16,521,553 shares at September 30, 2010 and March 31, 2010, respectively	-	-
Additional paid in capital	31,386,790	27,112,822
Retained earnings	362,127,432	357,179,568
Accumulated other comprehensive loss	(1,421,121)	(1,344,436)
Total shareholders' equity	392,093,101	382,947,954
Commitments and contingencies

	$661,508,619	593,052,265

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Interest and fee income	$103,717,055	91,540,199	199,787,798	176,607,997
Insurance commissions and other income	14,348,036	12,665,568	28,675,457	27,828,135
Total revenues	118,065,091	104,205,767	228,463,255	204,436,132

Expenses:
Provision for loan losses	27,275,104	25,156,035	46,973,312	45,584,298
General and administrative expense:
Personnel	37,350,702	33,911,917	77,084,671	70,203,226
Occupancy and equipment	7,893,050	7,113,165	15,081,808	13,816,838
Advertising	2,606,815	2,448,594	5,069,131	4,821,094
Amortization of intangible assets	510,186	567,688	1,016,822	1,132,458
Other	7,729,991	7,713,571	15,135,835	15,114,064
	56,090,744	51,754,935	113,388,267	105,087,680

Interest expense	4,095,828	3,617,034	7,449,796	6,727,181
Total expense	87,461,676	80,528,004	167,811,375	157,399,159

Income before income taxes	30,603,415	23,677,763	60,651,880	47,036,973

Income taxes	10,369,185	9,065,930	21,702,938	17,790,068

Net income	$20,234,230	14,611,833	38,948,942	29,246,905

Net income per common share:
Basic	$1.29	0.90	2.45	1.80
Diluted	$1.26	0.89	2.40	1.79

Weighted average common shares outstanding:
Basic	15,653,612	16,235,346	15,890,720	16,230,347
Diluted	16,023,071	16,418,257	16,235,868	16,369,820

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income (Loss)

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and Cancellation of convertible notes	(773,320)	-	-	(773,320)
Other comprehensive income			2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535
Balances at March 31, 2010	27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (79,706 shares), including tax benefits of $387,343	1,853,027	-	-	1,853,027
Common stock repurchases (962,821 shares)	-	(34,001,078)	-	(34,001,078)
Issuance of restricted common stock under stock option plan (10,000 shares)	1,439,513	-	-	1,439,513
Stock option expense	981,428	-	-	981,428
Other comprehensive loss	-	-	(76,685)	(76,685)	(76,685)
Net income	-	38,948,942	-	38,948,942	38,948,942
Total comprehensive income	-	-	-	-	38,872,257

Balances at September 30, 2010	$31,386,790	362,127,432	(1,421,121)	392,093,101

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net income	$38,948,942	29,246,905

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	1,016,822	1,132,458
Amortization of loan costs and discounts	193,429	215,958
Provision for loan losses	46,973,312	45,584,298
Gain on the extinguishment of debt	-	(2,361,180)
Amortization of convertible note discount	1,820,988	1,984,432
Depreciation	2,927,274	2,738,254
Deferred income tax expense	(1,652,777)	(724,504)
Compensation related to stock option and restricted stock plans	2,420,941	2,442,768
Unrealized gains on interest rate swap	(712,313)	(568,588)

Change in accounts:
Other assets, net	(1,887,468)	(1,031,973)
Income taxes payable	(11,077,054)	(6,616,041)
Accounts payable and accrued expenses	(434,980)	2,896,712

Net cash provided by operating activities	78,537,116	74,939,499

Cash flows from investing activities:
Increase in loans receivable, net	(106,171,603)	(96,103,452)
Net assets acquired from office acquisitions, primarily loans	(2,155,336)	(628,363)
Increase in intangible assets from acquisitions	(514,196)	(190,559)
Purchases of property and equipment, net	(3,394,045)	(2,628,868)

Net cash used in investing activities	(112,235,180)	(99,551,242)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	39,700,000	32,090,000
Repayment of convertible senior subordinated notes	-	(6,750,000)
Proceeds from junior subordinated note payable	30,000,000	-
Loan cost associated with junior subordinated note payable	(487,500)	-
Proceeds from exercise of stock options	1,465,684	140,297
Repurchase of common stock	(34,001,078)	-
Excess tax benefit from exercise of stock options	387,343	107,369

Net cash provided by financing activities	37,064,449	25,587,666

Increase in cash and cash equivalents	3,366,385	975,923

Effects of foreign currency fluctuations on cash	13,729	51,169

Cash and cash equivalents at beginning of period	5,445,168	6,260,410

Cash and cash equivalents at end of period	$8,825,282	7,287,502

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2010, and for the three and six  months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2010, and the results of operations and cash flows for the periods ended September 30, 2010 and 2009, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2010 to conform to fiscal 2011 presentation.  These reclassifications had no impact on shareholders’ equity and comprehensive income (loss) or net income.

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

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 810-30, “Variable Interest Entities.” FASB ASC Topic 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. FASB ASC Topic 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of FASB ASC Topic 810-30 during the six months ended September 30, 2010 did not have an impact on the Company’s financial position or results of operations.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which amends FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures,” to require disclosure of transfers in and out of Levels 1 and 2 and gross presentation of items in the Level 3 rollforward. The guidance also clarifies the level of disaggregation required for fair value measurement disclosures and requires disclosure of inputs and valuation techniques used in Levels 2 and 3. With the exception of the gross presentation of items in the Level 3 rollforward (which is effective for fiscal years beginning after December 15, 2010), the Company adopted this guidance effective April 1, 2010 with no significant impact on its Consolidated Financial Statements.

Recently issued Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company carries certain financial instruments (derivative assets and liabilities) at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at September 30, 2010 and March 31, 2010:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swaps September 30, 2010	$623,956	$-	$623,956	$-
Interest rate swaps March 31, 2010	$1,336,269	$-	$1,336,269	$-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	September 30,	March 31,
	2010	2010

Book value:
Senior Note Payable	$138,850	99,150
Junior Subordinated Note Payable	30,000	-
Convertible Notes	73,313	71,492
	$242,163	170,642

Estimated fair value:
Senior Note Payable	$138,850	99,150
Junior Subordinated Note Payable	30,000	-
Convertible Notes	76,230	73,389
	$245,080	172,539

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at September 30, 2010 and March 31, 2010 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes due October 1, 2011.

The carrying value of the senior note payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

There were no assets or liabilities measured at fair value on a non recurring basis during the first six months of fiscal 2011 or fiscal 2010.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220-10 (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”).  The following summarizes accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	September 30,		September 30,

	2010	2009	2010	2009

Balance at beginning of period	$(2,229,566)	(2,616,950)	(1,344,436)	(4,229,663)
Unrealized income (loss) from foreign exchange translation adjustment	808,445	(632,916)	(76,685)	979,797
Balance at end of period	$(1,421,121)	(3,249,866)	(1,421,121)	(3,249,866)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$44,105,503	40,786,537	42,896,819	38,020,770

Provision for loan losses	27,275,104	25,156,035	46,973,312	45,584,298
Loan losses	(25,167,988)	(24,228,011)	(45,737,290)	(43,943,362)
Recoveries	2,061,741	2,009,248	4,211,938	3,958,386
Translation Adjustment	69,061	(41,465)	(1,358)	62,252
Balance at end of period	$48,343,421	43,682,344	48,343,421	43,682,344

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

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended		Six months ended
	September 30,		September 30,

	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding (denominator)	15,653,612	16,235,346	15,890,720	16,230,347

Diluted:
Weighted average common shares outstanding	15,653,612	16,235,346	15,890,720	16,230,347
Dilutive potential common shares	369,459	182,911	345,148	139,473
Weighted average diluted shares outstanding (denominator)	16,023,071	16,418,257	16,235,868	16,369,820

During the three months ended September 30, 2010 there were no anti-dilutive shares. Options to purchase 133,474 shares of common stock at various prices were outstanding during the three months ended September 30, 2009 but were not included in the computation of diluted earnings per share (“EPS”) because the options are anti-dilutive. Options to purchase 804 and 183,472 shares of common stock at various prices were outstanding during the six months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans are generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2010, there were 525,695 shares available for grant under the plans.

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

There were no option grants during the six months ended September 30, 2010 or September 30, 2009.

Option activity for the six months ended September 30, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value

Options outstanding, beginning of year	1,393,350	$26.23
Granted	-	-
Exercised	(79,706)	18.39
Forfeited	(18,900)	26.26
Options outstanding, end of period	1,294,744	$26.71	6.64	$23,495,381
Options exercisable, end of period	481,694	$27.38	4.52	$8,633,542

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2010.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2010 and 2009 was as follows:

	2010	2009
Three months ended	$1,353,962	235,131
Six months ended	$1,810,018	288,897

As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $5.8 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Stock

On April 30, 2010, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $35.28 per share to its independent directors.  All of the shares granted vested immediately.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $316,000 and $221,000, respectively, of compensation expense for the quarters ended September 30, 2010 and 2009 and recognized $981,000 and $982,000, respectively, for the six months ended September 30, 2010 and 2009 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of September 30, 2010, there was approximately $860,148 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.3 years.

A summary of the status of the Company’s restricted stock as of September 30, 2010, and changes during the six months ended September 30, 2010, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2010	84,227	$23.52
Granted during the period	10,000	35.28
Vested during the period	(10,000)	35.28
Cancelled during the period	-	-
Outstanding at September 30, 2010	84,227	$23.52

Total share-based compensation included as a component of net income during the three months and six months ended September 30, 2010 and 2009 was as follows:
	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$718,616	744,159	1,439,513	1,486,500
Share-based compensation related to restricted stock units	316,031	221,393	981,428	981,888

Total share-based compensation related to equity
classified awards	$1,034,647	965,552	2,420,941	2,468,388

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2010 and 2009:

	2010	2009

Number of offices purchased	9	2
Merged into existing offices	5	2

Purchase Price	$2,697,175	818,922
Tangible assets:
Net Loans	2,179,979	628,363
Furniture, fixtures & equipment	3,000	-

Excess of purchase prices over carrying value of
net tangible assets	$514,196	190,559

Customer lists	453,203	183,559
Non-compete agreements	43,000	7,000
Goodwill	17,993	-

Total intangible assets	$514,196	190,559

The Company evaluates each acquisition to determine if the acquired assets meet the definition of a business.  The acquired assets that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 (Prior authoritative literature: SFAS 141(R)) and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2010, four acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the six months ended September 30, 2010, five acquisitions were recorded as asset acquisitions.

The Company’s acquisitions include tangible assets (generally loans, furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates their fair values. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists.  In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill.  The offices the Company acquires are small privately owned offices, which do not have sufficient historical data to determine attrition.  The Company believes that the customers acquired have the same characteristics and perform similarly to its customers.  Therefore, the Company utilized the attrition patterns of its customers when developing the method.  This method is re-evaluated periodically.

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

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

On April 1, 2009, the Company adopted FASB ASC Topic 470-20 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FASB ASC Topic 470-20 requires the convertible debt to be separated between its liability and equity components, in a manner that reflects the Company’s non-convertible debt borrowing rate, determined to be 8.7% at the time of the issuance of the Convertible Notes, and must be applied retroactively to all periods presented.

The carrying amounts of the debt and equity components are as follows (in thousands):

	September 30, 2010	March 31, 2010

Face value of convertible debt	$77,000	77,000
Unamortized discount	(3,687)	(5,508)
Net carrying amount of debt component	73,313	71,492

Carrying amount of equity component	$22,586	22,586

For the six months ended September 30, 2010 and 2009, the effective interest rate on the liability component was 8.2% and 8.7%, respectively, and interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $3.0 million and $3.4 million, respectively.  The remaining discount on the liability component will be amortized over 12 months.

NOTE 10 – DEBT

Amended and Restated Revolving Credit Facility

On September 17, 2010, the Company entered into an amendment and restatement (the “Amendment”) of the Amended and Restated Revolving Credit Agreement, dated as of July 20, 2005, as amended (as so amended and restated, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Bank of Montreal, as Administrative Agent.

The Amendment amends the Revolving Credit Agreement by extending its term through August 31, 2012, changing the revolving credit commitment amount to $225.0 million and permitting the Company to incur up to $75.0 million in aggregate principal amount of subordinated indebtedness under a non-revolving line of credit (the “Junior Subordinated Note Payable”) on the terms described below.

In addition, the Amendment modifies the consolidated net worth and fixed charge coverage ratio financial covenants in the Revolving Credit Agreement and adjusts an indebtedness negative covenant in the Revolving Credit Agreement that, as amended, prohibits (i) the Company’s aggregate unpaid principal amount of total debt, on a consolidated basis, to exceed 325% of the Company’s consolidated adjusted net worth, and (ii) the Company’s aggregate unpaid principal amount of subordinated debt to exceed 100% of the Company’s consolidated adjusted net worth.  The Amendment also adds a covenant providing that as of April 1, 2011 and at all times thereafter, so long as any of the Company’s 3% Convertible Senior Subordinated Notes due 2011 (“Senior Subordinated Convertible Notes”) remain outstanding, the Company’s excess borrowing availability under the Revolving Credit Agreement and the Junior Subordinated Note Payable shall not be less than the aggregate outstanding principal balance of the Senior Subordinated Convertible Notes.

The Amendment also increases the Company’s ability to make investments in certain Mexican subsidiaries from an aggregate amount not to exceed $45 million up to $60 million.

In connection with the Amendment (i) the Company and its domestic subsidiaries entered into amended and restated security agreements and (ii) the Company’s domestic subsidiaries entered into an amended and restated guaranty agreement.

Junior Subordinated Note Payable

On September 17, 2010, the Company entered into the Junior Subordinated Note Payable with Wells Fargo Preferred Capital, Inc. (“Wells Fargo”) providing for a non-revolving line of credit maturing on September 17, 2015.  Wells Fargo is also a lender under the Revolving Credit Agreement.

The Junior Subordinated Note Payable initially provides a commitment of $75.0 million, which commitment amount will be reduced annually by $5.0 million beginning on the first anniversary of the closing date.  Term loan borrowings under the Junior Subordinated Note Payable are limited to 85% of the eligible accounts receivable of the Company and its subsidiaries, less the sum of (i) all unearned finance charges and unearned insurance premiums and insurance commissions applicable to such eligible accounts receivable, (ii) any principal amounts then outstanding under the Revolving Credit Agreement, (iii) mark-to-market liability under any hedging agreement, (iv) the aggregate principal amounts then outstanding under the senior subordinated convertible notes, and (v) all other unsecured on-balance sheet indebtedness of the Company and its direct and indirect subsidiaries (including accrued liabilities and taxes but excluding obligations under the Junior Subordinated Note Payable) as reflected on the Company’s most recent consolidated financial statements.

Interest on borrowed amounts under the Junior Subordinated Note Payable is payable monthly in arrears at a rate per annum equal to the sum of one-month LIBOR, as in effect from time to time, plus 4.875%, provided, however that during each period that the outstanding principal balance of the borrowings under the Junior Subordinated Note Payable is less than $30 million (the “Minimum Balance”), the Company shall pay interest on the Minimum Balance.  The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points  per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the Junior Subordinated Note Payable.  In addition, the Company has paid Wells Fargo a non-refundable commitment fee of $487,500 in connection with the Junior Subordinated Note Payable.

The proceeds from the borrowing under the Junior Subordinated Note Payable will be used to repay existing debt and for general working capital purposes (including the repayment or purchase of senior subordinated convertible notes and purchase of the Company’s capital stock as approved by the Company’s board of directors).  The Junior Subordinated Note Payable is guaranteed by the Company’s domestic subsidiaries pursuant to a Subordinated Guaranty Agreement and, although initially unsecured, will be, after payment in full of the senior subordinated convertible notes, secured by a second lien on all assets of the Company and each guarantor pursuant to a Subordinated Security Agreement, Pledge and Indenture of Trust signed by the Company (the “Company Security Agreement”) and a Subordinated Security Agreement, Pledge and Indenture of Trust signed by the Company’s domestic subsidiaries (the “Subsidiary Security Agreement”).

The liens created to secure the Junior Subordinated Note Payable after payment in full of the Senior Subordinated Convertible Notes will be subject to the first lien position of the lenders under the Revolving Credit Agreement. The Junior Subordinated Note Payable will be subordinated to the Revolving Credit Agreement and will have the same rank as the Senior Subordinated Convertible Notes until such notes are paid in full.  Thereafter, the Junior Subordinated Note Payable will be subordinate to the Revolving Credit Agreement pursuant to the terms and conditions of the Subordination and Intercreditor Agreement (the “Subordination Agreement”), dated as of September 17, 2010, among the Company, Wells Fargo, individually and as agent for the lenders party to the Junior Subordinated Note Payable, Bank of Montreal, individually and as agent for the lenders party to the Revolving Credit Agreement, and Harris N.A., as Senior Creditor Collateral Agent.   The Subordination Agreement will require the indebtedness under the Revolving Credit Agreement to be paid in full in a bankruptcy proceeding before the indebtedness under the Junior Subordinated Note Payable can be paid.  In addition, it will provide for customary standstill periods for the Junior Subordinated Note Payable, customary cure periods for the Revolving Credit Agreement, customary restrictions with respect to prepayments of indebtedness under the Junior Subordinated Note Payable and customary restrictions with respect to amending the Revolving Credit Agreement and the Junior Subordinated Note Payable.

The Junior Subordinated Note Payable contains financial covenants requiring the Company to (a) maintain a minimum net worth, which is defined as (i) for the fiscal quarter of the Company ending June 30, 2010, $275,000,000, and (ii) for each fiscal quarter thereafter, the sum of the minimum net worth for the immediately preceding fiscal quarter plus 50% of consolidated net income for such fiscal quarter (but without deduction in the case of any deficit of consolidated net income for such fiscal quarter); and (b) maintain a fixed charge coverage ratio of at least 2.00 to 1.00 at the end of each fiscal quarter.

The Junior Subordinated Note Payable contains restrictive covenants that limit the ability of the Company and its direct and indirect subsidiaries to incur indebtedness, create or assume liens, prepay certain indebtedness, acquire, sell or dispose of all or a substantial part of their assets, engage in certain mergers or consolidations, engage in transactions with affiliates, and make investments.  These covenants in the Junior Subordinated Note Payable are subject to a number of qualifications and exceptions.  In addition, the Junior Subordinated Note Payable requires the Company to maintain Wells Fargo as a lender under the Revolving Credit Agreement and any other senior revolving credit facility, in each case with a commitment in an amount of a least 20% of the total commitments thereunder unless Wells Fargo, in its sole discretion, agrees to providing a lesser percentage of the total commitments.

The Junior Subordinated Note Payable also contains representations and warranties and events of default that are customary for this type of transaction.

On September 17, 2010, the Company borrowed $30 million under the Junior Subordinated Note Payable and used the proceeds from such borrowing to repay a portion of the Revolving Credit Agreement.  These borrowings left the Company with borrowing capacity of $45.0 million under the Junior Subordinated Note Payable, subject to the terms and conditions described above.

NOTE 11 – EXTINGUISHMENT OF DEBT

In May 2009, the Company repurchased, in a privately negotiated transaction, $10 million of its Convertible Notes at an average discount to face value of approximately 32.5%.  The Company paid approximately $6.8 million and recorded a gain of approximately $2.4 million in other income, which was partially offset by the write-off of $165,000 of pre-tax deferred financing costs associated with the repurchase and cancellation of the Convertible Notes.  As of September 30, 2010, $77.0 million principal amount of the Convertible Notes was outstanding.

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

On October 5, 2005, the Company entered into an interest rate swap with a notional amount of $30 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company paid a fixed rate of 4.755% on the $30 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate for the term  that ended October 5, 2010.

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swaps
September 30, 2010:
Accounts payable and accrued expenses	$623,956
Fair value of derivative instrument	$623,956

March 31, 2010:
Accounts payable and accrued expenses	$1,336,269
Fair value of derivative instrument	$1,336,269

Both of the interest rate swaps are currently in liability positions, and as a result there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains (losses)
Interest rate swaps - included as a component
of interest expense	$(447,812)	(451,064)	(893,623)	(880,376)

Unrealized gains (losses)
Interest rate swaps - included as a component
of other income	$346,823	93,625	712,313	568,588

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

NOTE 13 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of September 30, 2010, the Company has determined that approximately $500,000 of cumulative undistributed net earnings of SWAC and approximately $85,000 of cumulative undistributed net earnings of WAC, as well as the future net earnings and losses of both foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of September 30, 2010 and March 31, 2010, the Company had $2.3 million and $5.8 million of total gross unrecognized tax benefits including interest, respectively.  Approximately $728,000 and $3.2 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The decrease in the total gross unrecognized tax benefit during the quarter ending September 30, 2010 is primarily attributable to the release of reserves related to settlement of the South Carolina examination for tax years March 31, 1997 through March 31, 2006. On August 12, 2010, the Company entered into an agreement with the state of South Carolina which settled all issues related to tax years March 31, 1997 through March 31, 2006.  The settlement resulted in the Company recognizing a net tax benefit of $919,000.  At September 30, 2010, approximately $446,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2010, the Company had $351,000 accrued for gross interest, of which $125,000 was a current period expense.

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

NOTE 14 – SUBSEQUENT EVENT

Subsequent events have been evaluated through October 29, 2010, the date these unaudited consolidated financial statements were issued.

NOTE 15 – LITIGATION

At September 30, 2010, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  Based on current knowledge, management does not believe that losses arising from pending matters, including those described below, will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.  However, in light of the inherent uncertainties involved in such matters, there can be no assurance that an adverse outcome in one or more of these matters will not be material to the Company or will not materially and adversely affect its results of operations or cash flows in any particular reporting period.

On September 2, 2010, the Company and World Finance Corporation of Georgia were served with a summons and complaint in the case of Mary A. Rawls vs. World Acceptance Corporation; World Finance Corporation of Georgia; Fortegra Financial Corporation, f/k/a Life of the South; and Life of the South Insurance Company, pending in the Superior Court of Fulton County, Georgia (case number 2010CV190522), alleging violations of Georgia and  other potentially applicable state’s laws in connection with the sale of non-file insurance products and seeking class certification and unspecified monetary damages, injunctive relief and attorney’s fees.  On September 15, 2010, Ms. Rawls, through her attorneys, filed her Dismissal Without Prejudice with the Court.

On September 27, 2010, the Company and World Finance Corporation of Georgia were served with a summons and complaint in the case of Rita Hopkins vs. World Acceptance Corporation; World Finance Corporation of Georgia; Fortegra Financial Corporation, f/k/a Life of the South; and Life of the South Insurance Company, pending in the Superior Court of Fulton County, Georgia (case number 2010CV191370), alleging violations of Georgia and other potentially applicable state’s laws in connection with the sale of non-file insurance products and seeking class certification and unspecified monetary damages, injunctive relief and attorney’s fees.  The Company intends to defend itself vigorously in this matter.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Average gross loans receivable ¹	$850,622	744,099	823,330	719,910
Average net loans receivable ²	625,104	547,482	606,448	530,906

Expenses as a % of total revenue:
Provision for loan losses	23.1%	24.1%	20.6%	22.3%
General and administrative	47.5%	49.7%	49.6%	51.4%
Total interest expense	3.5%	3.5%	3.3%	3.3%

Operating margin ³	29.4%	26.2%	29.8%	26.3%

Return on average assets (trailing 12 months)	13.4%	11.7%	13.4%	11.7%

Offices opened or acquired, net	24	17	44	22

Total offices (at period end)	1,034	966	1,034	966

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

Comparison of Three Months Ended September 30, 2010, Versus
Three Months Ended September 30, 2009

Net income increased to $20.2 million for the three months ended September 30, 2010, or 38.5%, from the three month period ended September 30, 2009.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $7.4 million, or 27.1%, interest expense increased by approximately $500,000, or 13.1%, and income tax expense increased by $1.3 million, or 14.4%.

Total revenues rose to $118.1 million during the quarter ended September 30, 2010, a 13.3% increase over the $104.2 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 937 offices open throughout both quarterly periods increased by approximately 11.0%.  At September 30, 2010, the Company had 1,034 offices in operation, an increase of 44 offices from March 31, 2010.

Interest and fee income for the quarter ended September 30, 2010 increased by $12.2 million, or 13.3%, over the same period of the prior year.  This increase resulted from a $77.6 million increase, or 14.2%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $1.7 million, or 13.3%, between the two quarterly periods.  Insurance commissions increased by approximately $1.1 million, or 12.0%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $612,000, or 16.2%, of which $253,000 of the increase was attributed to the interest rate swaps’ mark to market adjustment.

The provision for loan losses during the three months ended September 30, 2010 increased by $2.1 million, or 8.4%, from the same quarter last year.  The Company continued to see improvement in its delinquencies and charge-offs during the second quarter in spite of the ongoing difficult economic environment. Accounts that were 61+ days past due decreased from 3.3% to 2.9% on a recency basis and from 4.6% to 4.2% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans decreased from 16.2% (annualized) during the prior year second quarter to 14.8% (annualized) during the most recent quarter. This is the sixth straight quarter where the charge-off ratios declined from the corresponding quarter of the previous year and current loss percentages are back in line with historical levels. Over the last ten years charge-off ratios during the second fiscal quarter have ranged from a high of 17.0% in fiscal 2008 to a low of 14.0% in fiscal 2006.

Management’s close monitoring of the Company’s loan portfolio credit risk has served the Company well during the current economic environment. Management believes that our underwriting standards help to mitigate the credit risk.  One requirement in the underwriting process is that the customer must have enough free income to support his/her monthly living expense and to support the monthly loan payment.  In addition, due to the short term nature of our loans and our aggressive charge-off policies, any deterioration in our loan quality is quickly reflected in our provision.

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

General and administrative expenses for the quarter ended September 30, 2010 increased by $4.3 million, or 8.4% over the same quarter of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.6% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 47.5% for the three months ended September 30, 2010 and was 49.7% for the three months ended September 30, 2009.

Interest expense increased by approximately $500,000 when comparing the two corresponding quarterly periods as a result of an increase in the average outstanding debt balance.

The Company’s effective income tax rate decreased to 33.9% for the quarter ended September 30, 2010 from 38.3% for the prior year quarter.  The decrease was primarily the result of the settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006, which represented a discrete event in the current quarter.  This settlement resulted in the Company recognizing a tax benefit of $919,000 and reduction in the effective tax rate of approximately 4.5% during the quarter.

Comparison of Six Months Ended September 30, 2010, Versus
Six Months Ended September 30, 2009

Net income increased to $38.9 million for the six months ended September 30, 2010, an increase of 33.2%, from the six month period ended September 30, 2009.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $14.3 million, or 26.7%, interest expense increased by 10.7% and income taxes increased by 22.0%.

Total revenues rose to $228.5 million during the six ended September 30, 2010, an 11.8% increase over the $204.4 million for the corresponding six months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 937 offices open throughout both quarterly periods increased by approximately 9.9%.

Interest and fee income for the six months ended September 30, 2010 increased by $23.2 million, or 13.1%, over the same period of the prior year.  This increase resulted from a $75.5 million increase, or 14.2%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $847,000, or 3.0%, between the two six months period.  Insurance commissions increased by approximately $2.6 million, or 15.1%, during the most recent six months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income decreased by approximately $1.8 million, or 16.8%, over the corresponding six months primarily due to the repurchase and cancellation in the first six months of fiscal 2010 of $10.0 million face value of the Convertible Notes, which resulted in a $2.4 million pre-tax gain in that six months.  During the first six months of fiscal 2011, the Company did not repurchase any of the Convertible Notes.

The provision for loan losses during the six months ended September 30, 2010 increased by $1.4 million, or 3.0%, from the same period of the prior year.  Accounts that were 61 days or more past due decreased from 3.3% to 2.9% on a recency basis and decreased from 4.6% to 4.2% on a contractual basis when comparing the two period end statistics.  Net charge-offs as a percentage of average net loans decreased from 15.1% (annualized) during the prior year first six months to 13.7% (annualized) during the most recent six months.

Management’s close monitoring of the Company’s loan portfolio credit risk has served the Company well during the current economic environment. Management believes that our underwriting standards help to mitigate the credit risk.  One requirement in the underwriting process is that the customer must have enough free income to support his/her monthly living expense and to support the monthly loan payment.  In addition, due to the short term nature of our loans and our aggressive charge-off policies, any deterioration in our loan quality is quickly reflected in our provision.

General and administrative expenses for the six months ended September 30, 2010 increased by $8.3 million, or 7.9% over the same period of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.7% when comparing the two periods.  During the first six months of fiscal 2011, the Company opened or acquired 44 branches compared to 22 branches opened or acquired in the first six months of fiscal 2010.  The total general and administrative expense as a percent of total revenues decreased from 51.4% for the six months ended September 30, 2009 to 49.6% for the six  months ended September 30, 2010.

Interest expense increased by approximately $723,000 when comparing the two corresponding six month periods as a result of an increase in the average interest rate, which increased from 6.4% during the prior year first six months to 7.0% for the six months ended September 30, 2010.  The average debt outstanding for the six monthswas relatively flat between the two periods.

The Company’s effective income tax rate decreased to 35.8% for the six months ended September 30, 2010 from 37.8% for the first six months of the prior year.  The decrease was primarily the result of the settlement with the state of South Carolina as described above.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. generally accepted accounting principles and conform to general practices within the finance company industry.  Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses, share-based compensation, and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

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

The Company adopted FASB ASC Topic 740 on April 1, 2007. Under FASB ASC Topic 740, the Company includes the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of October 29, 2010, the Company has $19.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 55 branches in the United States and 15 branches in Mexico during fiscal 2011.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2010.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

      The Company acquired four offices and five loan portfolios from seven competitors in five states during the first six months of fiscal 2011. Net loans receivable purchased in these transactions were approximately $2.2 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

      The Company has a $225.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2012.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At September 30, 2010, the interest rate on borrowings under the revolving credit facility was 4.25%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2010, $138.9 million was outstanding under this facility, and there was $86.1 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At September 30, 2010, the interest rate on borrowings under the junior subordinated note payable was 5.1325%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points  per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On September 30, 2010, $30.0 million was outstanding and there was $45 million of unused borrowing availability under the borrowing base limitations.  The initial $30.0 million draw on the junior subordinated note payable was used to pay down the outstanding balance on the revolving credit facility.  Beginning September 17, 2011 the maximum available borrowings will be reduced by $5.0 million annually.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of September 30, 2010, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility, junior subordinated note payable, or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2010, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.

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

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable historically follow seasonal trends.  The Company's highest loan demand occurs each year from October through December, its third fiscal quarter.  Loan demand is historically the lowest and loan repayment is highest from January to March, its fourth fiscal quarter.  Loan volume and average balances remain relatively level during the remainder of the year.  This seasonal trend causes fluctuations in the Company's cash needs and quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned, since unearned interest and insurance income are accreted to income on a collection method.  Consequently, operating results for the Company's third fiscal quarter are historically significantly lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following:  recently-enacted, proposed or future legislation and the manner in which it is implemented; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company);  the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, junior subordinated note payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value of $76.2 million represents the quoted market price.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $138.9 million at September 30, 2010.  At September 30, 2010, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum. The Company’s outstanding debt under its junior subordinated note payable was $30.0 million at September 30, 2010.  At September 30, 2010, interest on borrowings under this facility was based on LIBOR plus 4.875%.

Based on the outstanding balance and terms of the notes payable at September 30, 2010, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.5 million on an annual basis.

In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.

In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of September 30, 2010 the fair value of the interest rate swaps were a liability of approximately $624,000 and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $712,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 5.2% and 4.1% of total revenues during the six month periods ended September 30, 2010 and 2009, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues. Net loans denominated in Mexican pesos were approximately $26.9 million (USD) and $17.9 million (USD) at September 30, 2010 and 2009, respectively.

 Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to US dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within stockholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2010 was a loss of approximately $77,000. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At September 30, 2010, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the six months ended September 30, 2010. The Company will continue to monitor and assess the effect of currency fluctuations and may institute hedging strategies in the future.

Item 4.     Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010. During the first six months of fiscal 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See “Note 15 of the Notes to Consolidated Financial Statements” for discussion of current litigation.

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

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”.

On August 4, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced May 11, 2010.  After taking into account all shares repurchased through October 29, 2010, the Company has $19.6 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended September 30, 2010:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

July 1 through July 31, 2010	-	$-	-	$2,016,143
August 1 through August 31, 2010	63,200	38.80	63,200	19,564,265	*
September 1 through September 30, 2010	-	-	-	19,564,265

Total for the quarter	63,200	$38.80	63,200

* On August 4, 2010 the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced May 11, 2010.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits
		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the	3.1	333-107426
	Company, as amended

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second	3.1	333-107426
	Amended and Restated Articles of Incorporation (as amended)

4.3	Article II, Section 9 of the Company’s Fourth Amended	99.1	8-03-07 8-K
	and Restated Bylaws

4.4	Amended and Restated Revolving Credit Agreement dated	10.1	9-21-10 8-K
	September 17, 2010

4.5	Amended and Restated Company Security Agreement Pledge	10.2	9-21-10 8-K
	and Indenture of Trust, dated as of September 17, 2010

4.6	Amended and Restated Subsidiary	10.3	9-21-10 8-K
	Security Agreement, Pledge and Indenture of Trust
	(i.e. Subsidiary Security Agreement)

4.7	Amended and Restated Guaranty Agreement dated as of	10.4	9-21-10 8-K
	September 17, 2010 (i.e., Subsidiary Guaranty Agreement)

4.8	Subordination and Intercreditor Agreement, dated as of	10.5	9-21-10 8-K
	September 17, 2010, among World Acceptance Corporation,
	Wells Fargo Preferred Capital, Inc., individually and as agent, and
	Bank of Montreal, individually and as agent, and Harris N.A., as
	senior collateral agent.

4.9	Subordinated Credit Agreement, dated as of September 17, 2010,	10.6	9-21-10 8-K
	between World Acceptance Corporation and Wells Fargo
	Preferred Capital, Inc., as Agent and as Bank.

4.10	Subordinated Subsidiary Guaranty Agreement, dated as of	10.7	9-21-10 8-K
	September 17, 2010, by the subsidiaries of World Acceptance
	Corporation party thereto in favor of Wells Fargo Preferred Capital,
	Inc., as Collateral Agent.

4.11	Form of 3.00% Convertible Senior Subordinated Note due	4.1	10-12-06 8-K
	October 2011

4.12	Indenture, dated October 10, 2006 between the Company	4.2	10-12-06 8-K
	and U.S. Bank National Association, as Trustee

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*      Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: October 29, 2010

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: October 29, 2010