Form 10-Q
period 2010-12-31
WORLD ACCEPTANCE CORP
filed 2011-01-31
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ________________________ to ________________________

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

The number of outstanding shares of the issuer’s no par value common stock as of January 31, 2011 was 15,837,140.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	3

	Consolidated Statements of Operations for the three andnine months ended December 31, 2010 and 2009	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the year ended March 31, 2010 and the nine months ended December 31, 2010	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		34

Introductory Note:  As used herein, unless the context otherwise requires, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries.  All references in this report to “fiscal 2011” are to the Company’s fiscal year ended March 31, 2011.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$12,863,518	5,445,168
Gross loans receivable	965,434,230	770,265,207
Less:
Unearned interest and fees	(257,824,514)	(199,179,293)
Allowance for loan losses	(53,255,857)	(42,896,819)
Loans receivable, net	654,353,859	528,189,095
Property and equipment, net	23,365,695	22,985,830
Deferred taxes	16,037,014	11,642,590
Other assets, net	16,230,865	11,559,684
Goodwill	5,634,586	5,616,380
Intangible assets	6,780,280	7,613,518
Total assets	$735,265,817	593,052,265

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	178,600,000	99,150,000
Convertible senior subordinated notes payable	77,000,000	77,000,000
Discount on convertible notes	(2,759,156)	(5,507,959)
Net of discount	74,240,844	71,492,041
Junior subordinated note payable	30,000,000	-
Income taxes payable	8,128,593	14,043,486
Accounts payable and accrued expenses	29,654,163	25,418,784
Total liabilities	320,623,600	210,104,311

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 15,800,890 and 16,521,553 shares at December 31, 2010 and March 31, 2010, respectively	-	-
Additional paid-in capital	37,561,574	27,112,822
Retained earnings	378,251,430	357,179,568
Accumulated other comprehensive loss	(1,170,787)	(1,344,436)
Total shareholders' equity	414,642,217	382,947,954
Commitments and contingencies

Total liabilities and shareholders' equity	$735,265,817	593,052,265

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2010	2009	2010	2009

Revenues:
Interest and fee income	$109,462,166	97,610,049	309,249,964	274,218,046
Insurance commissions and other income	16,577,751	14,700,088	45,253,208	42,528,223
Total revenues	126,039,917	112,310,137	354,503,172	316,746,269

Expenses:
Provision for loan losses	31,961,952	29,632,781	78,935,264	75,217,079
General and administrative expenses:
Personnel	38,936,367	34,028,477	116,021,038	104,231,703
Occupancy and equipment	7,833,837	7,657,755	22,915,645	21,474,593
Advertising	5,272,566	5,070,758	10,341,697	9,891,852
Amortization of intangible assets	479,839	563,183	1,496,661	1,695,641
Other	8,870,428	8,217,214	24,006,263	23,331,278
Total general and administrative expenses	61,393,037	55,537,387	174,781,304	160,625,067

Interest expense	3,803,333	3,756,054	11,253,129	10,483,235
Total expenses	97,158,322	88,926,222	264,969,697	246,325,381

Income before income taxes	28,881,595	23,383,915	89,533,475	70,420,888

Income taxes	10,817,534	8,632,677	32,520,472	26,422,745

Net income	$18,064,061	14,751,238	57,013,003	43,998,143

Net income per common share:
Basic	$1.15	0.91	3.60	2.71
Diluted	$1.12	0.89	3.52	2.68

Weighted average common shares outstanding:
Basic	15,704,165	16,298,477	15,828,309	16,253,140
Diluted	16,103,482	16,575,841	16,203,233	16,434,380

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and cancellation of convertible notes	(773,320)	-	-	(773,320)
Other comprehensive income			2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535
Balances at March 31, 2010	27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (247,375 shares), including tax benefits of $1,077,055	6,506,958	-	-	6,506,958
Common stock repurchases (1,008,657 shares)	-	(35,941,141)	-	(35,941,141)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,128,813	-	-	1,128,813
Stock option expense	2,812,981	-	-	2,812,981
Other comprehensive income	-	-	173,649	173,649	173,649
Net income	-	57,013,003	-	57,013,003	57,013,003
Total comprehensive income	-	-	-	-	57,186,652
Balances at December 31, 2010	$37,561,574	378,251,430	(1,170,787)	414,642,217

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
	2010	2009
Cash flow from operating activities:
Net income	$57,013,003	43,998,143

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	1,496,661	1,695,641
Amortization of loan costs and discounts	317,662	318,027
Provision for loan losses	78,935,264	75,217,079
Gain on the extinguishment of debt	-	(2,478,331)
Amortization of convertible note discount	2,748,803	2,957,197
Depreciation	4,443,265	4,176,174
Deferred income tax expense	(4,364,057)	(776,445)
Compensation related to stock option and restricted stock plans	3,941,794	3,678,221
Unrealized gains on interest rate swap	(920,537)	(891,068)

Change in accounts:
Other assets, net	(4,443,229)	(1,147,626)
Income taxes payable	(5,932,008)	(5,744,672)
Accounts payable and accrued expenses	5,098,990	4,303,526

Net cash provided by operating activities	138,335,611	125,305,866

Cash flows from investing activities:
Increase in loans receivable, net	(202,048,635)	(180,449,244)
Net assets acquired from office acquisitions, primarily loans	(2,919,688)	(765,550)
Increase in intangible assets from acquisitions	(709,273)	(249,308)
Purchases of property and equipment, net	(4,807,311)	(3,774,819)

Net cash used in investing activities	(210,484,907)	(185,238,921)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	79,450,000	72,250,000
Repayment of convertible senior subordinated notes	-	(7,657,500)
Proceeds from junior subordinated note payable	30,000,000	-
Loan cost associated with junior subordinated note payable	(487,500)	-
Proceeds from exercise of stock options	5,429,903	1,407,634
Repurchase of common stock	(35,941,141)	-
Excess tax benefit from exercise of stock options	1,077,055	495,835

Net cash provided by financing activities	79,528,317	66,495,969

Increase in cash and cash equivalents	7,379,021	6,562,914

Effects of foreign currency fluctuations on cash	39,329	6,260,410

Cash and cash equivalents at beginning of period	5,445,168	122,409

Cash and cash equivalents at end of period	$12,863,518	12,945,733

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2010, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2010, and the results of operations and cash flows for the periods ended December 31, 2010 and 2009, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 810-30, “Variable Interest Entities.” FASB ASC Topic 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. FASB ASC Topic 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of FASB ASC Topic 810-30 during the nine months ended December 31, 2010 did not have an impact on the Company’s financial position or results of operations.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendment requires the following disclosures to the Company’s significant accounting policies:

Loans and Interest Income

The Company is licensed to originate direct cash consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, and Wisconsin.  In addition, the Company also originates direct cash consumer loans in Mexico.  During fiscal 2011 and 2010, the Company originated loans generally ranging up to $4,000, with terms of 36 months or less.  Experience indicates that a majority of the direct cash consumer loans are refinanced, and the Company accounts for the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company’s lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

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

This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately 11 months and the average loan life is approximately four months.   The allowance for loan loss model also reserves 100% of the gross amount outstanding on loans greater than 90 days past due on a recency basis.  Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Nonaccrual Policy

The Company generally calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the interest method, which is an accrual method for recognizing the revenue.  Since the Company uses the collection method when recognizing interest and insurance income, interest is not accrued until payments are collected from customers.

Impaired Loans

The Company does not have impaired loans as defined by FASB ASC Topic 310-40-15 due to its aggressive charge-off policy, except bankrupt accounts.    In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged-off, except in the case of a borrower who has filed for bankruptcy.  As of December 31, 2010, bankrupt accounts that had not been charged-off were approximately $5.4 million.

Additional requirements from ASU 2010-20 about the credit quality of the Company’s receivables are disclosed in Note 5.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at December 31, 2010 and March 31, 2010:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swap December 31, 2010	$415,731	$-	$415,731	$-
Interest rate swaps March 31, 2010	$1,336,269	$-	$1,336,269	$-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	December 31,	March 31,
	2010	2010

Book value:
Senior notes payable	$178,600	99,150
Junior subordinated note payable	30,000	-
Convertible notes	74,241	71,492
	$282,841	170,642

Estimated fair value:
Senior notes payable	$178,600	99,150
Junior subordinated note payable	30,000	-
Convertible notes	78,271	73,389
	$286,871	172,539

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at December 31, 2010 and March 31, 2010 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes due October 1, 2011.

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

There were no assets or liabilities measured at fair value on a non-recurring basis during the first nine months of fiscal 2011 or fiscal 2010.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220-10 (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”).  The following summarizes accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	December 31,		December 31,

	2010	2009	2010	2009

Balance at beginning of period	$(1,421,121)	(3,249,866)	(1,344,436)	(4,229,663)
Unrealized income from foreign exchange translation adjustment	250,334	813,459	173,649	1,793,256
Balance at end of period	$(1,170,787)	(2,436,407)	(1,170,787)	(2,436,407)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Balance at beginning of period	$48,343,421	43,682,344	42,896,819	38,020,770

Provision for loan losses	31,961,952	29,632,781	78,935,264	75,217,079
Loan losses	(29,203,952)	(27,768,448)	(74,941,242)	(71,711,810)
Recoveries	2,137,152	2,067,228	6,349,090	6,025,614
Translation adjustment	17,284	65,437	15,926	127,689
Balance at end of period	$53,255,857	47,679,342	53,255,857	47,679,342

	As of December 31,	As of March 31,
	2010	2010

Bankruptcy	5,424,472	4,801,016
90 days or more delinquent, excluding bankruptcy	17,656,915	14,624,694

Total loans individually evaluated for impairment	23,081,387	19,425,710

Total loans collectively evaluated for impairment	-	-

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

The following is an assessment of the credit quality for the period indicated (unaudited):

	December 31,	March 31,
	2010	2010

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$960,009,758	765,464,191
Consumer loans- bankrupt accounts	5,424,472	4,801,016
Total	$965,434,230	770,265,207

Consumer credit exposure
Credit risk profile based on payment activity
Performing	$927,047,239	740,731,793
Contractual non-performing, 61 days delinquent	38,386,991	29,533,413
Total	$965,434,230	770,265,206

Delinquent renewals	$19,844,075	17,654,198

Credit risk profile based on customer type
New borrower	$120,855,502	76,734,749
Former borrower	74,431,749	57,298,520
Refinance	706,249,246	585,155,054
Delinquent refinance	19,844,075	17,654,198
Mexico	44,053,658	33,422,686
Total	$965,434,230	770,265,207

The following is a summary of the past due receivables as of (unaudited):

	December 31,	March 31,	December 31,
	2010	2010	2009

Recency basis:
30-60 days past due	$29,278,452	19,402,655	25,761,265
61-90 days past due	17,561,376	11,093,549	16,239,501
90 days or more past due	9,212,946	7,336,951	9,017,698
Total	$56,052,774	37,833,155	51,018,464

Percentage of period-end gross loans receivable	5.8%	4.9%	6.1%

Contractual basis:
30-60 days past due	$31,621,398	21,280,835	28,382,433
61-90 days past due	20,440,706	14,547,990	18,549,239
90 days or more past due	17,946,285	14,985,423	17,137,133
Total	$70,008,389	50,814,248	64,068,805

Percentage of period-end gross loans receivable	7.3%	6.6%	7.6%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended		Nine months ended
	December 31,		December 31,

	2010	2009	2010	2009
Basic:
Weighted average common shares outstanding (denominator)	15,704,165	16,298,477	15,828,309	16,253,140

Diluted:
Weighted average common shares outstanding	15,704,165	16,298,477	15,828,309	16,253,140
Dilutive potential common shares	399,317	277,364	374,924	181,240
Weighted average diluted shares outstanding (denominator)	16,103,482	16,575,841	16,203,233	16,434,380

Options to purchase 48,917 and 159,370 shares of common stock at various prices were outstanding during the three months ended December 31, 2010 and 2009 but were not included in the computation of diluted earnings per share (“EPS”) because the options are anti-dilutive. Options to purchase 21,554 and 134,172 shares of common stock at various prices were outstanding during the nine months ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.  The shares related to the convertible senior notes payable (1,762,519) and related warrants were also not included in the computation of diluted EPS because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans are generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of grant of the option or restricted stock, as applicable.  At December 31, 2010, there were 223,844 shares available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50 (Prior authoritative literature: SFAS No. 123(R), “Share Based Payment”).  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  Stock option compensation is recognized as an expense over the unvested portion of all stock option awards granted based on the fair values estimated at grant date in accordance with the provisions of FASB ASC Topic 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2010 was $23.96.  The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2009 was $15.32. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009

Dividend yield	0%	0%	0%	0%
Expected voliatility	57.41%	56.69%	57.41%	56.69%
Average risk-free interest rate	1.55%	2.69%	1.55%	2.69%
Expected life	6.4 years	6.6 years	6.4 years	6.6 years
Vesting period	5 years	5 years	5 years	5 years

The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life.  The expected life represents the period of time that options are expected to be outstanding after their grant date.  The risk-free rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Option activity for the nine months ended December 31, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value

Options outstanding, beginning of year	1,393,350	$26.23
Granted	289,300	43.04
Exercised	(247,375)	21.95
Forfeited	(40,700)	27.58
Expired	(10,600)	41.10
Options outstanding, end of period	1,383,975	$30.35	7.14	$31,064,061
Options exercisable, end of period	529,075	$28.73	4.95	$12,736,131

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2010.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2010 and 2009 was as follows:

	December 31,	December 31,
	2010	2009
Three months ended	$3,861,220	1,069,769
Nine months ended	$5,671,238	1,358,666

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $11.0 million, which is expected to be recognized over a weighted-average period of approximately 4.1 years.

Restricted Stock

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately and one-third will vest on the first and second anniversary of the grant.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares will vest on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On April 30, 2010, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $35.28 per share to its independent directors.  All of the shares granted vested immediately.

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain officers.  One-third of the restricted stock vested immediately,  another third vested on the first anniversary of the grant and the final third is scheduled to vest on the second anniversary of the grant.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers.  The 23,159 shares will vest on April 30, 2012 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain officers.  One-third of the restricted stock vested immediately and one-third vested on each of the first and second anniversaries of the grant.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  The 29,100 shares will vest in three years based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $775,000 and $651,000, respectively, of compensation expense for the quarters ended December 31, 2010 and 2009 and recognized $1.8 million and $1.6 million, respectively, for the nine months ended December 31, 2010 and 2009 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of December 31, 2010, there was approximately $2.0 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.0 years.

A summary of the status of the Company’s restricted stock as of December 31, 2010, and changes during the nine months ended December 31, 2010, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2010	84,227	$23.52
Granted during the period	54,951	41.63
Vested during the period	(65,010)	28.96
Cancelled during the period	(14,332)	43.77
Outstanding at December 31, 2010	59,836	$22.62

Total share-based compensation included as a component of net income during the three months and nine months ended December 31, 2010 and 2009 was as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$1,063,397	940,728	2,812,981	2,427,228
Share-based compensation related to restricted stock	774,746	650,994	1,756,175	1,632,881

Total share-based compensation related to equity classified awards	$1,838,143	1,591,722	4,569,156	4,060,109

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2010 and 2009:

	2010	2009

Number of offices purchased	17	4
Merged into existing offices	11	4

Purchase Price	$3,628,961	1,014,858
Tangible assets:
Net Loans	2,915,688	765,550
Furniture, fixtures & equipment	4,000	-

Excess of purchase prices over carrying value of net tangible assets	$709,273	249,308

Customer lists	574,674	232,308
Non-compete agreements	91,000	17,000
Goodwill	43,599	-

Total intangible assets	$709,273	249,308

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

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2010, six acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the nine months ended December 31, 2010, eleven acquisitions were recorded as asset acquisitions.

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

The warrants have a strike price of $73.97 and are generally exercisable at any time.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1993, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

In accordance with FASB ASC Topic 815-40 (Prior authoritative literature:  EITF. No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, the Company’s Own Stock”), the Company accounted for the call options and warrants as a net reduction in additional paid-in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

On April 1, 2009, the Company adopted FASB ASC Topic 470-20 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FASB ASC Topic 470-20 required the convertible debt to be separated between its liability and equity components, in a manner that reflects the Company’s non-convertible debt borrowing rate, determined to be approximately 8.7% at the time of the issuance of the Convertible Notes.

The carrying amounts of the debt and equity components are as follows (in thousands):

	December 31, 2010	March 31, 2010

Face value of convertible debt	$77,000	77,000
Unamortized discount	(2,759)	(5,508)
Net carrying amount of debt component	74,241	71,492

Carrying amount of equity component	$22,586	22,586

For the nine months ended December 31, 2010 and 2009, the effective interest rate on the liability component was 8.2% and 8.4%, respectively, and interest expense relating to each of the contractual interest coupon and amortization of the discount on the liability component was $1.7 million and $2.7 million, respectively for the nine months ended December 31, 2010.  Interest expense relating to each of the contractual interest coupon and amortization of the discount on the liability component was $1.9 million and $3.0 million, respectively, for the nine months ended December 31, 2009.  The remaining discount on the liability component will be amortized over 9 months.

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

In addition, the Amendment modifies the consolidated net worth and fixed charge coverage ratio financial covenants in the Revolving Credit Agreement and adjusts an indebtedness negative covenant in the Revolving Credit Agreement that, as amended, prohibits (i) the Company’s aggregate unpaid principal amount of total debt, on a consolidated basis, to exceed 325% of the Company’s consolidated adjusted net worth, and (ii) the Company’s aggregate unpaid principal amount of subordinated debt to exceed 100% of the Company’s consolidated adjusted net worth.  The Amendment also adds a covenant providing that as of April 1, 2011 and at all times thereafter, so long as any of the Company’s Convertible Notes remain outstanding, the Company’s excess borrowing availability under the Revolving Credit Agreement and the Junior Subordinated Note Payable shall not be less than the aggregate outstanding principal balance of the Convertible Notes.

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

The Junior Subordinated Note Payable initially provides a commitment of $75.0 million. This commitment amount will be reduced annually by $5.0 million beginning on the first anniversary of the closing date.  Term loan borrowings under the Junior Subordinated Note Payable are limited to 85% of the eligible accounts receivable of the Company and its subsidiaries, less the sum of (i) all unearned finance charges and unearned insurance premiums and insurance commissions applicable to such eligible accounts receivable, (ii) any principal amounts then outstanding under the Revolving Credit Agreement, (iii) mark-to-market liability under any hedging agreement, (iv) the aggregate principal amounts then outstanding under the Convertible Notes, and (v) all other unsecured on-balance sheet indebtedness of the Company and its direct and indirect subsidiaries (including accrued liabilities and taxes but excluding obligations under the Junior Subordinated Note Payable) as reflected on the Company’s most recent consolidated financial statements.

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

The proceeds from the borrowing under the Junior Subordinated Note Payable have been and will be used to repay existing debt and for general working capital purposes (including the repayment or purchase of Convertible Notes and purchase of the Company’s capital stock as approved by the Company’s board of directors).  The Junior Subordinated Note Payable is guaranteed by the Company’s domestic subsidiaries pursuant to a Subordinated Guaranty Agreement and, although initially unsecured, will be, after payment in full of the Convertible Notes, secured by a second lien on all assets of the Company and each guarantor pursuant to a Subordinated Security Agreement, Pledge and Indenture of Trust signed by the Company (the “Company Security Agreement”) and a Subordinated Security Agreement, Pledge and Indenture of Trust signed by the Company’s domestic subsidiaries (the “Subsidiary Security Agreement”).

The liens created to secure the Junior Subordinated Note Payable after payment in full of the Convertible Notes will be subject to the first lien position of the lenders under the Revolving Credit Agreement. The Junior Subordinated Note Payable will be subordinated to the Revolving Credit Agreement and will have the same rank as the Convertible Notes until such notes are paid in full.  Thereafter, the Junior Subordinated Note Payable will be subordinate to the Revolving Credit Agreement pursuant to the terms and conditions of the Subordination and Intercreditor Agreement (the “Subordination Agreement”), dated as of September 17, 2010, among the Company, Wells Fargo, individually and as agent for the lenders party to the Junior Subordinated Note Payable, Bank of Montreal, individually and as agent for the lenders party to the Revolving Credit Agreement, and Harris N.A., as Senior Creditor Collateral Agent.   The Subordination Agreement will require the indebtedness under the Revolving Credit Agreement to be paid in full in a bankruptcy proceeding before the indebtedness under the Junior Subordinated Note Payable can be paid.  In addition, it will provide for customary standstill periods for the Junior Subordinated Note Payable, customary cure periods for the Revolving Credit Agreement, customary restrictions with respect to prepayments of indebtedness under the Junior Subordinated Note Payable and customary restrictions with respect to amending the Revolving Credit Agreement and the Junior Subordinated Note Payable.

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

NOTE 11 – EXTINGUISHMENT OF DEBT

In December 2009, the Company repurchased, in a privately negotiated transaction, $1.0 million of its Convertible Notes at a discount to face value of approximately 9.25%.  The Company paid approximately $908,000 and recorded a gain in other income of approximately $117,000, which was partially offset by the write-off of $9,000 of deferred financing costs pre-tax associated with the repurchase and cancellation of the Convertible Notes.  As of December 31, 2010, $77.0 million principal amount of the Convertible Notes was outstanding.

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest Rate Swaps
December 31, 2010:
Accounts payable and accrued expenses	$415,731
Fair value of derivative instrument	$415,731

March 31, 2010:
Accounts payable and accrued expenses	$1,336,269
Fair value of derivative instrument	$1,336,269

The interest rate swap is currently in a liability position, and as a result there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the Company’s interest rate swaps are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Realized losses
Interest rate swaps - included as a component of interest expense	$(128,225)	(456,316)	(1,021,848)	(1,336,692)

Unrealized gains
Interest rate swaps - included as a component of other income	$208,225	322,480	920,537	891,068

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

NOTE 13 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de Mexico, S.A. de C.V., SOFOM ENR (“WAC”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of December 31, 2010, the Company has determined that approximately $449,000 of cumulative undistributed net earnings of SWAC and approximately $507,000 of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of December 31, 2010 and March 31, 2010, the Company had $1.6 million and $5.8 million of total gross unrecognized tax benefits including interest, respectively.  Approximately $568,000 and $3.2 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  The decrease in the total gross unrecognized tax benefit for the fiscal year to date ending December 31, 2010 is primarily attributable to the expiration of the statute of limitations and the release of reserves related to settlement of the South Carolina examination for tax years March 31, 1997 through March 31, 2006.  On August 12, 2010, the Company entered into an agreement with the state of South Carolina which settled all issues related to tax years March 31, 1997 through March 31, 2006.  The settlement resulted in the Company recognizing a net tax benefit of $919,000.  At December 31, 2010, approximately $337,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2010, the Company had $180,000 accrued for gross interest, of which $121,000 was a current period expense.

The Company is subject to U.S. and Mexican income taxes, as well as taxation by various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 14 – SUBSEQUENT EVENT

Subsequent events have been evaluated through January 31, 2011, the date these unaudited consolidated financial statements were issued.

NOTE 15 – LITIGATION

At December 31, 2010, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  Based on current knowledge, management does not believe that losses arising from pending matters, including those described below, will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.  However, in light of the inherent uncertainties involved in such matters, there can be no assurance that an adverse outcome in one or more of these matters will not be material to the Company or will not materially and adversely affect its results of operations or cash flows in any particular reporting period.

On September 27, 2010, the Company and World Finance Corporation of Georgia were served with a summons and complaint in the case of Rita Hopkins vs. World Acceptance Corporation; World Finance Corporation of Georgia; Fortegra Financial Corporation, f/k/a Life of the South; and Life of the South Insurance Company, pending in the Superior Court of Fulton County, Georgia (case number 2010CV191370), alleging violations of Georgia and other potentially applicable states’ laws in connection with the sale of non-file insurance products and seeking class certification and unspecified monetary damages, injunctive relief and attorney’s fees.  On November 16, 2010, Hopkins filed an amended complaint asserting claims under federal law and seeking declaratory relief, in addition to the claims made in her original complaint, and adding Insurance Company of the South and Lyndon Southern Insurance Company as defendants.  The Company intends to defend itself vigorously in this matter.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Dollars in thousands)

Average gross loans receivable ¹	$903,622	785,167	850,961	742,518
Average net loans receivable ²	663,183	577,553	625,999	547,060

Expenses as a % of total revenue:
Provision for loan losses	25.4%	26.4%	22.3%	23.7%
General and administrative	48.7%	49.5%	49.3%	50.7%
Total interest expense	3.0%	3.3%	3.2%	3.3%

Operating margin ³	25.9%	24.2%	28.4%	25.5%

Return on average assets (trailing 12 months)	13.3%	12.2%	13.3%	12.2%

Offices opened or acquired, net	20	9	64	31

Total offices (at period end)	1,054	975	1,054	975

_____________________
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

Comparison of Three Months Ended December 31, 2010, Versus Three Months Ended December 31, 2009

Net income increased to $18.1 million for the three months ended December 31, 2010, or 22.5%, from the three month period ended December 31, 2009.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $5.5 million, or 20.4%, interest expense increased by approximately $50,000, or 1.3%, and income tax expense increased by $2.2 million, or 25.3%.

Total revenues rose to $126.0 million during the quarter ended December 31, 2010, a 12.2% increase over the $112.3 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 937 offices open throughout both quarterly periods increased by approximately 9.3%.  At December 31, 2010, the Company had 1054 offices in operation, an increase of 64 offices from March 31, 2010.

Interest and fee income for the quarter ended December 31, 2010 increased by $11.9 million, or 12.1%, over the same period of the prior year.  This increase resulted from an $85.6 million increase, or 14.8%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $1.9 million, or 12.8%, between the two quarterly periods.  Insurance commissions increased by approximately $1.4 million, or 14.0%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $500,000, or 10.3%, of which was attributed to the increased volume of car club and accidental death insurance policies.

The provision for loan losses during the three months ended December 31, 2010 increased by $2.3 million, or 7.9%, from the same quarter last year.  The Company continued to see improvement in its delinquencies and charge-offs during the third quarter in spite of the ongoing difficult economic environment. Accounts that were 61+ days past due decreased from 3.0% to 2.8% on a recency basis and from 4.3% to 4.0% on a contractual basis when comparing the two quarter-end statistics. Net charge-offs as a percentage of average net loans decreased from 17.8% (annualized) during the prior year third quarter to 16.3% (annualized) during the most recent quarter. This is the seventh straight quarter where the charge-off ratios declined from the corresponding quarter of the previous year, and current loss percentages are back in line with historical levels. Over the last ten years charge-off ratios during the third fiscal quarter have ranged from a high of 19.6% in fiscal 2009 to a low of 15.3% in fiscal 2003.

Management’s close monitoring of the Company’s loan portfolio credit risk has served the Company well during the current economic environment. Management believes that our underwriting standards help to mitigate the credit risk.  One requirement in the underwriting process is that the customer must have enough free income to support his/her monthly living expense and to support the monthly loan payment.  In addition, due to the short term nature of our loans and our aggressive charge-off policies, any deterioration in our loan quality is quickly reflected in our provision for loan losses.

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

General and administrative expenses for the quarter ended December 31, 2010 increased by $5.9 million, or 10.5% over the same quarter of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.9% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 48.7% for the three months ended December 31, 2010 and was 49.5% for the three months ended December 31, 2009.

Interest expense increased by approximately $50,000 when comparing the two corresponding quarterly periods as a result of a 7.8% increase in the average outstanding debt balance, partially offset by a decrease in the average interest rate.  The average interest rate decreased from 6.4% to 6.1% due to the $30 million interest rate swap, which expired in October 2010.

The Company’s effective income tax rate increased to 37.5% for the quarter ended December 31, 2010 from 36.9% for the prior year quarter.  The increase was primarily related to an increase in foreign tax expense in the current quarter.

Comparison of Nine Months Ended December 31, 2010, Versus Nine Months Ended December 31, 2009

Net income increased to $57.0 million for the nine months ended December 31, 2010, an increase of 29.6%, from the nine month period ended December 31, 2009.  Operating income increased approximately $19.9 million, or 24.6%, interest expense increased by 7.3% and income taxes increased by 23.1%.

Total revenues rose to $354.5 million during the nine ended December 31, 2010, an 11.9% increase over the $316.7 million for the corresponding nine months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both nine month periods.  Revenues from the 937 offices open throughout both quarterly periods increased by approximately 9.7%.

Interest and fee income for the nine months ended December 31, 2010 increased by $35.0 million, or 12.8%, over the same period of the prior year.  This increase resulted from a $78.9 million increase, or 14.4%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $2.7 million, or 6.4%, between the two nine month periods.  Insurance commissions increased by approximately $4.0 million, or 14.7%, during the most recent nine months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income decreased by approximately $1.3 million, or 8.3%, over the corresponding nine months primarily due to the repurchase and cancellation in the first nine months of fiscal 2010 of $11.0 million face value of the Convertible Notes, which resulted in a $2.5 million pre-tax gain in that nine months.  During the first nine months of fiscal 2011, the Company did not repurchase any of the Convertible Notes.

The provision for loan losses during the nine months ended December 31, 2010 increased by $3.7 million, or 4.9%, from the same period of the prior year.  Accounts that were 61 days or more past due decreased from 3.0% to 2.8% on a recency basis and decreased from 4.3% to 4.0% on a contractual basis when comparing the two period end statistics.  Net charge-offs as a percentage of average net loans decreased from 18.0% (annualized) during the prior year first nine months to 16.3% (annualized) during the most recent nine months.

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

General and administrative expenses for the nine months ended December 31, 2010 increased by $14.2 million, or 8.8% over the same period of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.1% when comparing the two periods.  During the first nine months of fiscal 2011, the Company opened or acquired 64 branches compared to 31 branches opened or acquired in the first nine months of fiscal 2010.  The total general and administrative expense as a percent of total revenues decreased from 50.7% for the nine months ended December 31, 2009 to 49.3% for the nine months ended December 31, 2010.

Interest expense increased by approximately $770,000 when comparing the two corresponding nine month periods as a result of an increase in the average interest rate, which increased from 6.4% during the prior year first nine months to 6.7% for the nine months ended December 31, 2010.  The average debt outstanding for the nine months increased 2.6% between the two periods.

The Company’s effective income tax rate decreased to 36.3% for the nine months ended December 31, 2010 from 37.5% for the first nine months of the prior year.  The decrease was primarily the result of the settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006 which represented a discrete event in the second quarter. This settlement resulted in WAC recognizing a tax benefit of $919,000.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2010 and in Note 5 to our unaudited Consolidated Financial statements included in this Form 10-Q report.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock at the grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

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

The Company adopted FASB ASC Topic 740 on April 1, 2007. Under FASB ASC Topic 740, the Company will include the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis of what it considers to be all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $505.8 million at March 31, 2007 to $770.3 million at March 31, 2010, net cash provided by operating activities for fiscal years 2010, 2009 and 2008 was $183.6 million, $153.9 million and $136.0, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of January 31, 2010, the Company has $17.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 55 branches in the United States and 15 branches in Mexico during fiscal 2011 of which as of December 31, 2010 the Company has opened 52 in the United States and 7 in Mexico.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2010.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired 6 offices and 11 loan portfolios from 11 competitors in 7 states during the first nine months of fiscal 2011. Net loans receivable purchased in these transactions were approximately $2.9 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $225.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2012.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At December 31, 2010, the interest rate on borrowings under the revolving credit facility was 4.2%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2010, $178.6 million was outstanding under this facility, and there was $46.4 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At December 31, 2010, the interest rate on borrowings under the junior subordinated note payable was 5.1325%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points  per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On December 31, 2010, $30.0 million was outstanding and there was $45.0 million of unused borrowing availability under the borrowing base limitations.  The initial $30.0 million draw on the junior subordinated note payable was used to pay down the outstanding balance on the revolving credit facility.  Beginning September 17, 2011 the maximum available borrowings will be reduced by $5.0 million annually.

The Company also has $77.0 million of 3.0% Convertible Notes due October 1, 2011.  See Notes 9 and 10 to the accompanying unaudited Consolidated Financial Statements for more information regarding the company’s debt obligations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2010, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility, junior subordinated note payable, or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2010 (as supplemented by any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2011), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.

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

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, junior subordinated note payable, and an interest rate swap.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value of $78.3 million represents the quoted market price.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $178.6 million at December 31, 2010.  At December 31, 2010, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum. The Company’s outstanding debt under its junior subordinated note payable was $30.0 million at December 31, 2010.  At December 31, 2010, interest on borrowings under this facility was based on LIBOR plus 4.875%.

Based on the outstanding balance and terms of the notes payable at December 31, 2010, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $522,000 on an annual basis.

In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate of one month LIBOR to a fixed rate of 2.4% which will expire on December 8, 2011.

In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of December 31, 2010, the fair value of the interest rate swap was a liability of approximately $415,000 and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $921,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 5.5% and 4.1% of total revenues during the nine month periods ended December 31, 2010 and 2009, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues. Net loans denominated in Mexican pesos were approximately $28.0 million (USD) and $18.4 million (USD) at December 31, 2010 and 2009, respectively.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position, as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to US dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within stockholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2010 was a gain of approximately $174,000. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At December 31, 2010, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the nine months ended December 31, 2010. The Company will continue to monitor and assess the effect of currency fluctuations and may institute hedging strategies in the future.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010. During the first nine months of fiscal 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Note 15 of the Notes to our unaudited Consolidated Financial Statements for discussion of current litigation.

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

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

On August 4, 2010, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced May 11, 2010.  After taking into account all shares repurchased through January 31, 2011, the Company has $17.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended December 31, 2010:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

October 1 through October 31, 2010	-	$-	-	$19,564,265
November 1 through November 30, 2010	45,836	42.33	45,836	17,624,203
December 1 through December 31, 2010	-	-	-	17,624,203

Total for the quarter	45,836	$42.33	45,836

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.6	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.7	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

4.8	Subordination and Intercreditor Agreement, dated as of September 17, 2010, among World Acceptance Corporation, Wells Fargo Preferred Capital, Inc., individually and as agent, Bank of Montreal, individually and as agent, and Harris N.A., as senior collateral agent.	10.5	9-21-10 8-K

4.9	Subordinated Credit Agreement, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Agent and as Bank.	10.6	9-21-10 8-K

4.10	Subordinated Subsidiary Guaranty Agreement, dated as of September 17, 2010, by the subsidiaries of World Acceptance Corporation party thereto in favor of Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.7	9-21-10 8-K

4.11	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Collateral Agent.Form of 3.00% Convertible Senior Subordinated Note due October 2011	10.8	9-21-10 8-K

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

4.12	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, among the subsidiaries of World Acceptance Corporation party thereto and Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.9	9-21-10 8-K

4.13	Form of 3.00% Convertible Senior Subordinated Note due October 2011	4.1	10-12-06 8-K

4.14	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: January 31, 2011

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: January 31, 2011