Form 10-K
period 2011-03-31
WORLD ACCEPTANCE CORP
filed 2011-06-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2010, computed by reference to the closing sale price on such date, was $44.16.  (For purposes of calculating this amount only, all directors and executive officers as of September 30, 2010 have been treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of June 3, 2011, 15,428,365 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in twelve states and Mexico.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to "fiscal 2011" are to the Company's fiscal year ended March 31, 2011 and all references to “fiscal 2010” are to the Company’s fiscal year ending March 31, 2010.

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

PART I.

Item 1.   Description of Business

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $300 and $4,000 through 1,067 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, and Mexico as of March 31, 2011.  The Company generally serves individuals with limited access to consumer credit from banks, savings and loans, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services to its customers and others.

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

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry.  Small-loan consumer finance companies generally make loans to individuals of up to $1,500 with maturities of one year or less.  These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or refinancing of loans.  By contrast, commercial banks, savings and loans and other consumer finance businesses typically make loans of more than $5,000 with maturities of more than one year.  Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies.  As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

Expansion.  During fiscal 2011, the Company opened 73 new offices.  Six offices were purchased and two offices were merged into existing offices due to their inability to grow to profitable levels.  In fiscal 2012, the Company plans to open or acquire at least 63 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 10 new offices in Mexico in fiscal 2012.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
South Carolina	62	65	65	65	68	89	92	93	95	97
Georgia	52	52	74	76	74	96	97	100	101	103
Texas	136	142	150	164	168	183	204	223	229	247
Oklahoma	46	45	47	51	58	62	70	80	82	82
Louisiana	20	20	20	20	24	28	34	38	38	40
Tennessee	40	45	51	55	61	72	80	92	95	103
Illinois	29	28	30	33	37	40	58	61	64	68
Missouri	22	22	26	36	38	44	49	57	62	66
New Mexico	12	16	19	20	22	27	32	37	39	44
Kentucky	22	30	30	36	41	45	52	58	61	66
Alabama (1)	-	5	14	21	26	31	35	42	44	51
Colorado (2)	-	-	-	2	-	-	-	-	-	-
Wisconsin (4)	-	-	-	-	-	-	-	-	-	5
Mexico (3)	-	-	-	-	3	15	35	63	80	95
Total	441	470	526	579	620	732	838	944	990	1,067

(1)	The Company commenced operations in Alabama in January 2003.
(2)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(3)	The Company commenced operations in Mexico in September 2005.
(4)	The Company commenced operations in Wisconsin in December 2010.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company offers consumer installment loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  The Company's loans are consumer installment loans that are payable in fully amortizing monthly installments with terms generally of 4 to 36 months, and all loans are prepayable at any time without penalty.  In fiscal 2011, the Company's average originated gross loan size and term were approximately $1,134 and 11 months, respectively.  Several state laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums and other costs that may be charged.  As of March 31, 2011, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of the requirements of the federal Truth in Lending Act, ranged from 22% to 210% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company sells credit insurance in connection with its loans as agent for an unaffiliated insurance company, which may increase its returns on loans originated in those states.

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

As of March 31, 2011, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
0%	36%	$207,122,160	$-	$207,122,160	23.67%
36%	50%	180,510,627	79	180,510,706	20.63%
51%	80%	182,816,961	1,263,957	184,080,918	21.03%
81%	99%	212,373,370	959,016	213,332,386	24.38%
99%	149%	31,880,496	49,211,865	81,092,361	9.27%
149%	210%	8,907,149	-	8,907,149	1.02%

		$823,610,763	$51,434,917	$875,045,680	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company requires each customer to obtain certain specific credit insurance in the amount of the loan for all loans originated in Georgia, and encourages customers to obtain credit insurance for loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and New Mexico.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company also charges non-file premiums in connection with certain loans in lieu of recording and perfecting the Company’s security interest in the asset pledged.  The premiums are remitted to a third party insurance company for non-file insurance coverage. In the sale of insurance policies, the Company, as agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Alabama, Texas, and Kentucky as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown and towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

In fiscal 1995 the Company implemented its World Class Buying Club and began marketing certain electronic products and appliances to its Texas borrowers.  Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico, Alabama and Missouri.  The program is not offered in the other states where the Company operates, as it is not permitted by the state regulations in those states.  Borrowers participating in this program can purchase a product from a limited selection of items maintained in the branch offices or offered through a catalog available at a branch office and can finance the purchase with a retail installment sales contract provided by the Company.  Other than the limited product samples maintained in the branch offices, products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain any inventory to support the program.  The Company believes that maintaining a limited number of items on hand in each of its participating offices has enhanced sales under this program and plans to continue this practice in the future.

Another service offered by the Company is income tax return preparation.  This program is provided in all but a few of the Company’s U.S offices.  The Company prepared 48,000, 62,000 and 61,000 returns in each of the fiscal years 2011, 2010 and 2009, respectively.   Net revenue generated by the Company from this program during fiscal 2011, 2010 and 2009 amounted to approximately $7.8 million, $10.9 million and $9.9 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

Loan Activity.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2002 through 2011:

	At March 31,
State	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
South Carolina	19%	15%	14%	12%	11%	13%	12%	11%	12%	12%
Georgia	12	12	13	13	13	14	15	14	14	13
Texas	24	23	21	20	24	23	22	21	20	19
Oklahoma	5	5	5	5	6	5	5	6	6	7
Louisiana	3	3	3	3	3	3	3	3	2	2
Tennessee	12	14	15	18	15	15	14	14	14	14
Illinois	5	5	5	5	5	6	6	6	6	6
Missouri	5	5	6	6	6	5	6	6	6	6
New Mexico	3	3	3	3	3	3	3	3	3	2
Kentucky	12	13	12	12	11	9	9	9	9	9
Alabama (1)	-	2	3	3	3	3	3	4	4	4
Mexico (2)	-	-	-	-	-	1	2	3	4	6
Wisconsin (3)	-	-	-	-	-	-	-	-	-	-
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Alabama in January 2003.
(2)	The Company commenced operations in Mexico in September 2005.
(3)	The Company commenced operations in Wisconsin in December 2010.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2011:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	82,759	$1,211	$100,232
Georgia	90,363	1,299	117,409
Texas	213,151	792	168,789
Oklahoma	53,601	1,058	56,692
Louisiana	25,914	747	19,369
Tennessee	96,882	1,232	119,346
Illinois	43,913	1,282	56,296
Missouri	41,292	1,241	51,247
New Mexico	26,692	773	20,644
Kentucky	51,495	1,511	77,807
Alabama	38,045	929	35,330
Wisconsin	589	765	450
Mexico	102,619	469	51,435
Total	867,315	$1,009	$875,046

For fiscal 2011, 2010 and 2009, 94.5%, 95.9% and 96.9%, respectively, of the Company’s revenues were attributable to U.S. customers and 5.5%, 4.1% and 3.1%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition, and “–Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures about Market Risk–Foreign Currency Exchange Rate Risk.”

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

The Company believes that the development and continual reinforcement of personal relationships with customers improve the Company's ability to monitor their creditworthiness, reduce credit risk and generate repeat loans.  It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had made multiple payments.  In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In fiscal 2011, approximately 84.3% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity for borrowers to refinance existing loans prior to maturity, thereby allowing borrowers to access their established credit.  Generally refinancing are for the same amount financed as the borrower’s existing loan and, because the Company’s loans are fully amortizing, the transaction results in both the full repayment of the borrower’s existing loan and an advance of new proceeds to the borrower.  The Company also recognizes that some borrower’s initially borrowed less than their creditworthiness qualified them for and that some borrower’s creditworthiness has improved since the origination of the existing loan.  In these cases, where the borrower has paid down a portion of the existing loan, and after completion of a new credit application and credit investigation, the Company may offer a new loan with an amount financed greater than that of the existing loan thereby not only fully paying the borrower’s existing loan but also increasing the advance of new proceeds to the borrower.  In either case, the Company benefits by maintaining a good customer relationship, increasing its amount of loans outstanding and increasing its potential for the realization of fees and other income.  For fiscal 2011, 2010 and 2009, the percentages of the Company's loan originations that were refinancings of existing loans were 75.9%, 76.4% and 75.0%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans amounted to less than 2% of the Company’s loan volume in fiscal 2011.

To reduce late payment risk, local office staff encourage customers to inform the Company in advance of expected payment problems.  Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer's residence or place of employment until payment is received or some other resolution is reached.  When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's office to make payment.  Company employees are instructed not to accept payment outside of the Company's offices except in unusual circumstances.  In Georgia, Oklahoma, Illinois, and Missouri, Tennessee, and Kentucky the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

Insurance-related Operations.  In Georgia, Louisiana, South Carolina, Kentucky, and on a limited basis, Alabama, New Mexico, Oklahoma, Texas, and Tennessee, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company.  These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event.  The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2011, the captive insurance subsidiary reinsured approximately 1.4% of the credit insurance sold by the Company and contributed approximately $1.1 million to the Company's total revenues.

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

Information Technology. ParaData Financial Systems, a wholly owned subsidiary, is a financial services software company headquartered near St. Louis, Missouri. Using the proprietary data processing software package developed by ParaData, the Company is able to fully automate all of its loan account processing and collection reporting.  The system provides thorough management information and control capabilities.  ParaData also markets its financial services data processing system to other financial services companies, but experiences significant fluctuations from year to year in the amount of revenues generated from sales of the system to third parties.  Such revenues have historically not been material to the Company.

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, Wisconsin, and Kentucky; and the Western Division consists of Texas, Oklahoma, and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's offices.  Branch managers are directly responsible for the performance of their respective offices.  District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly.  The Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each of their offices quarterly.

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

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.7% of total revenues in fiscal 2011, 2.9% in fiscal 2010 and 3.3% in fiscal 2009.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 offices.  Competition from community banks is limited because banks typically do not make loans of less than $5,000.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge interest rates and fees that are permitted by applicable laws.  The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.  In addition the Company’s in-house integrated computer system provides data processing and the Company’s in-house print shop provides direct mail and other printed items at a substantially reduced cost to the Company.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commissioner, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the  Kentucky  Department  of  Financial  Institutions, the  Alabama  State Banking Department, and the Wisconsin Department of Financial Institutions.  These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level.  There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions and proposals regarding the entire consumer credit industry, as well as our particular business, and possible significant changes to the laws and regulations that govern our business.  In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business.  We can give no assurance that the laws and regulations that govern our business will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects.   See “Federal Legislation” below and Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  These laws include the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices.  Among the principal disclosure items under the Truth in Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities have been under review and subject to change as a result of recent developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection.  See Part I, Item 1A, “Risk Factors - Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below.  Any changes in such laws and regulations could force us to modify, suspend or cease part or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Various legislative proposals addressing consumer credit transactions have recently been passed or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  As part of a sweeping package of financial industry reform regulations, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Bureau of Consumer Financial Protection (commonly referred to as the CFPB) with virtually unlimited power to regulate and enforce the form and content of all consumer financial transactions.  Although the effective operational date for the CFPB is July 21, 2011, the President has yet to nominate and the Senate has yet to confirm a Director for the Bureau (an essential precondition for the Bureau to exercise its sweeping regulatory powers). The President has appointed Ms. Elizabeth Warren as Assistant to the President and Special Advisor to the Secretary of the Treasury on the Consumer Financial Protection Bureau and she is currently in the process of staffing the Bureau and may be setting the tone for its eventual regulatory and enforcement policies. There are numerous uncertainties regarding the ultimate structure and powers of the Bureau and its leadership, arising in part from the unprecedented nature of such a regulator and in part from political controversy regarding the Bureau.  It is impossible to predict how these uncertainties will be resolved, and what, if any, long-term effect the creation of such an unprecedented federal regulator will have on the Company’s operations and on access to consumer credit in general; however, there can be no assurance that any such regulatory entity will not exercise its powers in a manner that will, either directly or indirectly, have a material and adverse effect on, or eliminate altogether, the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.   Although the Dodd-Frank Act prohibits the new federal regulator from setting interest rates on consumer loans, bills that would create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still pending in both houses of Congress.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services, such as those currently pending in Congress or in similar congressional bills, would, if enacted, almost certainly eliminate our ability to continue our current operations.  See Part I, Item 1A, “Risk Factors – Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity is now organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexican law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among others, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among others, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs.  The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance, anti-money laundering, and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of  SOFOM, ENRs.

Employees.  As of March 31, 2011, the Company had 3,292 U.S. employees, none of whom were represented by labor unions and 762 employees in Mexico, all of whom were represented by a Mexico based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

Executive Officers of the Company.  The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below.  The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officers' death, resignation, retirement or removal.

Period of Service as Executive Officer and
Pre-executive Officer Experience (if an
Name and Age	Position	Executive Officer for Less Than Five Years)

A. Alexander McLean, III (59)	Chief Executive Officer;	Chief Executive Officer since March 2006;
	Chairman and Director	Executive Vice President from August 1996
until March 2006; Senior Vice President from
July 1992 until August 1996; CFO from June
1989 until March 2006; Director since June
1989; and Chairman since August 2007.

Kelly M. Malson (40)	Senior Vice President and	Senior Vice President and Chief Financial
	Chief Financial Officer	Officer since May 2009; Vice President and
CFO from March 2006 to May 2009; Vice
President of Internal Audit from September
2005 to March 2006.

Mark C. Roland (54)	President and Chief	President since March 2006; Chief Operating
	Operating Officer	Officer since April 2005; Executive Vice
	and Director	President from April 2002 to March 2006;
Senior Vice President from January 1996 to
April 2002; Director from August 2007
until August 2011.

Jeff L. Tinney (48)	Senior Vice President,	Senior Vice President, Western Division, since
	Western Division	June 2007; Vice President, Operations – Texas
and New Mexico from June 2001 to June
2007; Vice President, Operations – Texas and
Louisiana from April 1998 to June 2001.

D. Clinton Dyer (38)	Senior Vice President,	Senior Vice President, Central Division since
	Central Division	June 2005; Vice President, Operations –
Tennessee and Kentucky from April 2002 to
June 2005; Supervisor of Nashville District
from September 2001 to March 2002;
Manager in Nashville from January 1997 to
August 2001.

James D. Walters (43)	Senior Vice President,	Senior Vice President, Southern Division since
	Southern Division	April 2005; Vice President, Operations –
South Carolina and Alabama from August
1998 to March 2005.

Francisco Javier Sauza Del Pozo (56)	Senior Vice President,	Senior Vice President, Mexico since May
	Mexico	2008; Vice President of Operations from April
2005 to May 2008; President of Border
Consulting Group from July 2004 to March
2005.

Available Information. The information regarding our website and availability of our filings with the SEC as described in the second paragraph under “Introduction” above is incorporated by reference into this Item 1 of Part I.

Item 1A.  Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed, or future legislative or regulatory actions, changes or developments; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation.  These and other risks are discussed below in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

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

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state.  See Part 1, Item 1, “Description of Business–Government Regulation” for further discussion of such current state activities and initiatives.

Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations.

In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities have been under review and subject to change as a result of recent developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection.  Any changes in such laws and regulations could force us to modify, suspend or cease part, or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from federal political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our operations.  See Part 1, Item 1, “Description of Business–Government Regulation” for further discussion of such current federal activities and initiatives.

Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 5.5% of our revenues during fiscal 2011 and 5.9% of our gross loans receivable at March 31, 2011, we intend to continue opening offices and expanding our presence in Mexico.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our interest rate risk.

Our use of derivatives exposes us to credit and market risk.

We use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations.  By using derivative instruments, the Company is exposed to credit and market risk.  Additional information regarding our exposure to credit and market risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures About Market Risk.”

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through August 31, 2012 that allows us to borrow up to $225.0 million, assuming we are in compliance with a number of covenants and conditions.   If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our debt agreements contain restrictions and limitations that could affect our ability to operate our business.

Our revolving credit agreement and junior subordinated note payable contain a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities.  Among other things, these covenants limit our ability to declare or pay dividends, redeem our subordinated debt, incur additional debt or enter into a merger, consolidation or sale of substantial assets.  In addition, if we were to breach any covenants or obligations under our revolving credit agreement or junior subordinated note payable and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under our other existing or future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.  Additional information regarding our revolving credit facility and other indebtedness is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Adverse conditions in the capital and credit markets generally, any particular liquidity problems affecting one or more members of the syndicate of banks that are members of the Company’s credit facility or other factors outside our control, could affect the Company’s ability to meet its liquidity needs and its cost of capital.

The severe turmoil that has persisted in the domestic and global credit and capital markets and broader economy since 2008 has negatively affected corporate liquidity, equity values, credit agency ratings and confidence in financial institutions in general.  In addition to cash generated from operations, the Company depends on borrowings from institutional lenders to finance its operations, acquisitions and office expansion plans.  The Company is not insulated from the pressures and potentially negative consequences of the recent financial crisis and similar risks beyond our control that have and may continue to affect the capital and credit markets, the broader economy, the financial services industry or the segment of that industry in which we operate. Additional information regarding our liquidity and related risks is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the willingness and repayment ability of our borrowers.  Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs), disposable income, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additional information regarding our credit risk is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Liquidity and Capital Resources.”

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase.  This would result in a decline in our future revenues and earnings.

We maintain an allowance for loan losses for loans we make directly to consumers.  This allowance is an estimate. If our actual loan losses exceed the assumption used to establish the allowance,  our provision for loan losses would increase, which would result in a decline in our future revenues and earnings. Additional information regarding our allowance for loan losses is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Credit Quality.”

The concentration of our revenues in certain states could adversely affect us.

We currently operate consumer installment loan offices in 12 states in the United States.  Any adverse legislative or regulatory change in any one of our states but particularly in any of our larger states could have a material adverse effect on our business, prospects, results of operation or financial condition.

We have a significant amount of goodwill, which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2011 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

Controls and procedures may fail or be circumvented.

Controls and procedures are particularly important for small-loan consumer finance companies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

Our primary business activity is offering consumer installment loans.  Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits and make us more susceptible to earnings fluctuations than many other financial institutions whose operations are more diversified.

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

Provisions of our articles of incorporation, South Carolina law, and the laws in several of the states in which our operating subsidiaries are incorporated could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our shareholders to change our management.  In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock to approve our merger or consolidation with another corporation.  Additional information regarding the similar effect of laws in certain states in which we operate is described in Part 1, Item 1, “Description of Business – Government Regulation.”

Overall stock market volatility may materially and adversely affect the market price of our common stock.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business; adverse public perceptions or media coverage related to our products and services; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2011, the Company had 1,067 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2011, total lease expense was approximately $17.8 million, or an average of approximately $17,300 per office.  The Company's leases generally provide for an initial three to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,725 square feet.

Item 3.   Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Note 19 to our audited Consolidated Financial Statements for discussion of current litigation.

Item 4.   Reserved

PART II.

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of June 3, 2011, there were 57 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On May 23, 2011, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on April 26, 2011.  After taking into account all shares repurchased through June 3, 2011 (including pending repurchase orders subject to settlement), the Company has $16.0 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.   Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2011:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

January 1 through January 31, 2011	-	$-	-	$17,624,203
February 1 through February 28, 2011	48,200	60.42	48,200	14,712,074
March 1 through March 31, 2011	241,200	60.07	241,200	222,827

Total for the quarter	289,400	$60.13	289,400

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on June 2, 2011 was $64.76.

Market Price of Common Stock
Fiscal 2011
Quarter	High	Low

First	$41.56	$31.56
Second	46.08	36.74
Third	55.24	37.27
Fourth	65.95	50.12

Market Price of Common Stock
Fiscal 2010
Quarter	High	Low

First	$30.87	$16.09
Second	28.16	18.12
Third	37.42	23.25
Fourth	44.10	35.67

Item 6.   Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except per share amounts)

	Years Ended March 31,

	2011	2010	2009	2008	2007

Statement of Operations Data:
Interest and fee income	$424,594	$375,031	$331,454	$292,457	$247,007
Insurance commissions and other income	66,851	65,605	60,698	53,590	45,311
Total revenues	491,445	440,636	392,152	346,047	292,318
Provision for loan losses	95,908	90,299	85,476	67,542	51,925
General and administrative expenses	237,515	217,012	200,216	179,218	153,627
Interest expense	14,773	13,881	14,886	15,938	11,696
Total expenses	348,196	321,192	300,578	262,698	217,248

Income before income taxes	143,249	119,444	91,574	83,349	75,070
Income taxes	52,000	45,783	35,081	33,096	28,897
Net income	$91,249	$73,661	$56,493	$50,253	$46,173
Net income per common share (diluted)	$5.63	$4.45	$3.43	$2.89	$2.51
Diluted weighted average shares	16,210	16,546	16,464	17,375	18,394
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$646,072	$571,086	$498,433	$445,091	$378,038
Allowance for loan losses	(48,355)	(42,897)	(38,021)	(33,526)	(27,840)
Loans receivable, net	597,717	528,189	460,412	411,565	350,198
Total assets	666,397	593,052	526,094	478,881	402,026
Total debt	187,430	170,642	197,042	197,078	148,840
Shareholders' equity	442,575	382,948	296,335	244,801	228,731
Other Operating Data:
As a percentage of average net loans receivable:
Provision for loan losses	15.1%	16.3%	17.6%	15.8%	14.5%
Net charge-offs	14.3%	15.5%	16.7%	14.5%	13.3%
Number of offices open at year-end	1,067	990	944	838	732

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable,  the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2006, gross loans receivable have increased at a 16.0% annual compounded rate from $416.3 million to $875.0 million at March 31, 2011.  The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 620 offices to 1,067 offices as of March 31, 2011.  During fiscal 2012, the Company plans to open approximately 63 new offices in the United States and 10 new offices in Mexico and also to evaluate acquisition as opportunities arise.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 103 separate finance companies, including the Company, and currently supports approximately 1,652 individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $1.9 million, $1.8 million and $2.0 million in fiscal 2011, 2010 and 2009, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide state-of-the-art data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program in all but a few of its offices.  The Company prepared approximately 48,000, 62,000 and 61,000 returns in each of the fiscal years 2011, 2010 and 2009, respectively.  Revenues from our tax preparation business decreased by $3.0 million or 29.3% during fiscal 2011 due to a 24% decline in the number of returns prepared.  This decrease resulted, primarily, from an increase in compensation from tax preparers who continued to offer an instant loan on tax refunds, which the Company was unable to offer this year.  Next year, it is expected that the refund anticipation loans will not be available for any tax preparer, so the Company should not have this competitive disadvantage going forward.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2011	2010	2009
	(Dollars in thousands)
Average gross loans receivable (1)	$860,538	750,504	658,587
Average net loans receivable (2)	633,748	553,650	486,776

Expenses as a percentage of total revenues:
Provision for loan losses	19.5%	20.5%	21.8%
General and administrative	48.3%	49.2%	51.1%
Total interest expense	3.0%	3.2%	3.8%

Operating margin (3)	32.2%	30.3%	27.1%
Return on average assets	13.9%	12.7%	10.9%

Offices opened and acquired, net	77	46	106
Total offices (at period end)	1,067	990	944

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2011 Versus Fiscal 2010

Net income was $91.2 million during fiscal 2011, a 23.9% increase over the $73.7 million earned during fiscal 2010.  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $24.7 million, or 18.5%, offset by a $0.9 million increase in interest expense, and a $6.2 million increase in income tax expense.

Total revenues increased to $491.4 million in fiscal 2011, a $50.8 million, or 11.5%, increase over the $440.6 million in fiscal 2010.   Revenues from the 937 offices open throughout both fiscal years increased by 9.0%.  At March 31, 2011, the Company had 1,067 offices in operation, an increase of 77 offices from March 31, 2010.

Interest and fee income during fiscal 2011 increased by $49.6 million, or 13.2%, over fiscal 2010.  This increase resulted from an increase of $80.1 million, or 14.5%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company’s internal growth.  During fiscal 2011, internal growth increased because the Company opened 73 new offices and the average loan balance increased from $971 to $1,009.

Insurance commissions and other income increased by $1.2 million, or 1.9%, over the two fiscal years.  Insurance commissions increased by $4.5 million, or 12.1%, as a result of the increase in loan volume in states where credit insurance is sold. Other income decreased by $3.3 million, or 11.4%, over the two years, primarily due to a $3.1 million decrease in tax preparation revenue.  This decrease was due to a 24.0% reduction in the number of tax returns prepared by the Company compared with the prior year, primarily due to increased competition from tax preparers who offered an instant loan on tax refunds.  Consequently, tax preparation revenue declined to $7.8 million during fiscal 2011 from $10.9 million in the fiscal 2010.

The provision for loan losses during fiscal 2011 increased by $5.6 million, or 6.2%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2011 amounted to $90.6 million, a 5.8% increase over the $85.6 million charged off during fiscal 2010. During the current fiscal year, the Company also had a reduction in our year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans decreased from 15.5% during fiscal 2010 to 14.3% during fiscal 2011.  The current year charge-off ratio of 14.3% is below historical levels, and the Company does not expect the ratio to decrease meaningfully below this level.  Historically from fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced, but has been declining during fiscal 2010 and fiscal 2011. Accounts that were 61 days or more past due were 2.4% on a recency basis and were 3.8% on a contractual basis at both March 31, 2011 and March 31, 2010.

General and administrative expenses during fiscal 2011 increased to $237.5 million, or 9.4%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, increased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 49.2% in fiscal 2010 to 48.3% during fiscal 2011.  This decrease resulted from management’s ongoing monitoring and control of expenses and continued leveraging of fixed expenses.

Interest expense increased by $0.9 million, or 6.4%, during fiscal 2011, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 4.0% and a slight increase in average interest rates.  Average interest rates increased from 6.5% in fiscal 2010 to 6.7% in fiscal 2011.

Income tax expense increased $6.2 million, or 13.6%, primarily from an increase in pre-tax income.  The effective rate decreased to 36.3% in fiscal 2011 from 38.3% in fiscal 2010 due partially to an income tax settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006, which resulted in the Company recognizing a tax benefit of approximately $900,000.

Comparison of Fiscal 2010 Versus Fiscal 2009

Net income was $73.7 million during fiscal 2010, a 30.4% increase over the $56.5 million earned during fiscal 2009.  This increase resulted primarily from an increase in operating income of $26.9 million, or 25.2%, and a $1.0 million decrease in interest expense, offset by an increase in income tax expense.

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

See Note 8 to the Consolidated Financial Statements for further discussion regarding this extinguishment of debt.

The provision for loan losses during fiscal 2010 increased by $4.8 million, or 5.6%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2010 amounted to $85.6 million, a 5.6% increase over the $81.1 million charged off during fiscal 2009. Accounts that were 61 days or more past due decreased from 2.7% to 2.4% on a recency basis and from 4.2% to 3.8% on a contractual basis when comparing March 31, 2010 to March 31, 2009. During fiscal 2010, we had a reduction in our year-over-year loan losses. Annualized net charge-offs as a percentage of average net loans decreased from 16.7% during fiscal 2009 to 15.5% during fiscal 2010.

During fiscal year 2010 our charge-offs as a percent of average net loans decreased to 15.5% from 16.7% in fiscal 2009.  We believe our customer base is highly impacted by the cost of basic commodities such as food and energy and unemployment.  The cost of basic commodities rose steeply during the first several months of our fiscal 2009, which had a negative impact on our customer’s ability to repay outstanding loans.  This, in turn, drove our charge-off ratio up significantly over our historical experience.  After moderating in the second half of fiscal 2009, the costs of basic commodities rose more gradually during fiscal 2010 allowing our customers to adapt to such costs increases and better manage their ability to repay outstanding loans.  The rate of unemployment has also stabilized.  We believe these were major factors in the reduction of our charge-off ratio during fiscal 2010.

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

Income tax expense increased $10.7 million, or 30.5%, primarily from an increase in pre-tax income.  The effective rate remained consistent at 38.3% in both fiscal 2010 and fiscal 2009.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”) or state taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

The Company adopted FASB ASC 740-10, on April 1, 2007. Under FASB ASC 740, the Company includes the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While the Company supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2011, 2010, and 2009:

	At March 31,
	2011	2010	2009
	(Dollars in thousands)

Recency basis:
61-90 days past due	$12,894	11,094	11,304
91 days or more past due	8,297	7,337	6,661
Total	$21,191	18,431	17,965

Percentage of period-end gross loans receivable	2.4%	2.4%	2.7%

Contractual basis:
61-90 days past due	$16,564	14,548	14,223
91 days or more past due	16,625	14,985	13,673
Total	$33,189	29,533	27,896

Percentage of period-end gross loans receivable	3.8%	3.8%	4.2%

Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.  Charge-offs as a percent of average net loans decreased from 15.5% in fiscal 2010 to 14.3% in fiscal 2011.

In fiscal 2011, approximately 84.3% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2011, 2010, and 2009, the percentages of the Company’s loan originations that were refinancings of existing loans were 75.9%, 76.4% and 75.0%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2011, delinquent refinancings represented 1.6% of the Company’s total loan volume compared to 2.0% in fiscal 2010.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.   However,  as  a  percentage  of  total  loans  charged off,   refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2011:

	Loan Volume by Category	Percent of Total Charge-offs	Charge-off as a Percent of Total Loans Made by Category

Refinancing	75.9%	76.6%	4.7%
Former borrowers	8.4%	4.8%	3.2%
New borrowers	15.7%	18.6%	9.3%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.  When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.  In accordance with FASB ASC Topic 450, the Company accrues an estimated loss if it is probable and can be reasonably estimated.  It is probable that there are losses in the existing portfolio.  To estimate the losses, the Company uses historical information for net charge-offs and average loan life.  This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately eleven months and the average loan life is approximately four months.  Based on this method, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2011, 2010, and 2009. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives.  In addition, the entire loan portfolio turns over approximately three times during a typical twelve-month period.  Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year.  The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the method employed is in accordance with generally accepted accounting principles.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2011, 2010, and 2009:

	At March 31,
	2011	2010	2009

Balance at beginning of period	$42,896,819	38,020,770	33,526,147
Provision for loan losses	95,908,363	90,298,934	85,476,092
Loan losses	(100,044,691)	(94,782,185)	(88,728,498)
Recoveries	9,475,131	9,139,923	7,590,928
Translation adjustment	119,372	219,377	(306,340)
Allowance on acquired loans	-	-	462,441
Balance at end of period	$48,354,994	42,896,819	38,020,770

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.5%	7.5%	7.6%
Net of charge-offs as a percentage of average loans receivable (1)	14.3%	15.5%	16.7%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2011 and 2010.

	At or for the Three Months Ended
	2011				2010
	June	September	December	March	June	September	December	March
	30,	30,	31,	31,	30,	30,	31,	31,
	(Dollars in thousands)

Total revenues	$110,398	118,066	126,039	136,942	100,230	104,206	112,310	123,890
Provision for loan losses	19,698	27,275	31,962	16,973	20,428	25,156	29,633	15,082
General and administrative expenses	57,298	56,091	61,393	62,733	53,333	51,755	55,537	56,387
Net income	18,714	20,235	18,064	34,236	14,635	14,612	14,751	29,663

Gross loans receivable	$824,941	868,192	965,434	875,046	726,057	754,854	838,864	770,265
Number of offices open	1,010	1,034	1,054	1,067	949	966	975	990

Recently Issued Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data. Note 1. Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $416.3  million at March 31, 2006 to $875.0 million at March 31, 2011, net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $199.8 million, $183.6 million and $153.9 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment or repurchase of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2011, approximately 7.8 million shares have been repurchased since 2000 for an aggregate purchase price of approximately $204.5 million. During fiscal 2011 the Company repurchased 1.3 million shares for $53.3 million.  In August 2010, the Board of Directors authorized the Company to repurchase up to $20 million of common stock.  In addition, as previously announced, subsequent to the end of fiscal 2011, on May 23, 2011 and April 26, 2011, the Board of Directors authorized the Company to repurchase up to $50 million of additional common stock. Through June 3, 2011 (including pending repurchase orders subject to settlement), the Company repurchased shares of its common stock for approximately $34.2 million.  See Note 20 – Subsequent Events to the Consolidated Financial Statements.  The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open approximately 63 branches in the United States, 10 branches in Mexico, and evaluate acquisition opportunities in fiscal 2012.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2011.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired six offices and fourteen loan portfolios from competitors in eight states in eleven separate transactions during fiscal 2011. Gross loans receivable purchased in these transactions were approximately $3.9 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $225.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2012.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During fiscal 2011, the effective interest rate on borrowings under the revolving credit facility, including the impact of interest swap, was 4.4%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2011, $82.3 million was outstanding under this facility, and there was $142.7 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At March 31, 2011, the interest rate on borrowings under the junior subordinated note payable was 5.2%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On March 31, 2011, $30.0 million was outstanding and there was $45.0 million of unused borrowing availability under the borrowing base limitations.  The initial $30.0 million draw on the junior subordinated note payable was used to pay down the outstanding balance on the revolving credit facility.  Beginning September 17, 2011 the maximum available borrowings will be reduced by $5.0 million annually.

The Company's credit agreements contain a number of financial covenants including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these agreements at March 31, 2011 and does not believe that these agreements will materially limit its business and expansion strategy.

On October 2, 2006, the Company amended its senior credit facility in connection with the issuance of $110 million in aggregate principal amount of its 3% convertible senior subordinated notes due October 1, 2011 (the “Convertible Senior Notes”).  As of March 31, 2011, $77.0 million in aggregate principal amount of the Convertible Senior Notes remained outstanding.  See Note 7 to the Consolidated Financial Statements included in this report for more information regarding this transaction and the terms of the Convertible Senior Notes.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,

	2012	2013	2014	2015	2016	Thereafter	Total

Convertible notes payable	$77,000	$-	$-	$-	$-	$-	$77,000
Maturities of notes payable	-	82,250	-	-	-	-	82,250
Junior subordinated note payable	-	-	-	-	30,000	-	30,000
Interest payments	6,191	2,997	1,541	1,541	642	-	12,912
Minimum lease payments	16,422	10,737	4,517	828	270	-	32,774

Total	$99,613	$95,984	$6,058	$2,369	$30,912	$-	$234,936

The Company believes that cash flow from operations and borrowings under its revolving credit facility and  junior subordinated note payable will be adequate for the next twelve months, and for the foreseeable future thereafter, to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivableoriginated by those offices and the Company's other offices.  Except as otherwise discussed in this report, including in Part 1, Item 1A, “Risk Factors,” management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a recurring basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A, “Risk Factors,” for a further discussion of risks and contingencies that could affect our business, financial condition and liquidity.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2011, the Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable, senior notes payable, convertible senior subordinated notes payable, junior subordinated note payable, and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible senior subordinated notes payable, for which the fair value of $85.6 million represents the quoted market price. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $82.3 million at March 31, 2011.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum rate of 4.0%. The Company’s outstanding debt under its junior subordinated note payable was $30.0 million at March 31, 2011.  Interest on borrowings under this facility is based on LIBOR plus 4.875%.

Based on the outstanding balance at March 31, 2011, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $537,000 on an annual basis.

In December 2008, the Company entered into a $20 million interest rate swap to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.  In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of March 31, 2011 the fair value of the interest rate swap was a liability of $0.3 million and included in other liabilities.  The change in fair value from the beginning of the year, recorded as an unrealized gain in other income, was approximately $1.0 million.

On October 10, 2006, the Company issued $110 million convertible senior subordinated notes due October 1, 2011 to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933.  The coupon rate on the Convertible Notes is fixed at 3% and is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2007.  During fiscal 2009 and fiscal 2010, the company repurchased and cancelled $33.0 million, respectively, of the convertible senior subordinated notes.  See Note 8 to the Consolidated Financial Statements for more information regarding these repurchases.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes.  International revenues were approximately 5.5% of total revenues for the year ended March 31, 2011 and net loans denominated in Mexican pesos were approximately $32.3 million (USD) at March 31, 2011.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, an analysis was performed assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.  At March 31, 2011, the analysis indicated that such market movements would not have had a material effect on the consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the year ended March 31, 2011.  The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

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

Legal Matters

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Note 19 to our audited Consolidated Financial Statements for discussion of current litigation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS

Cash and cash equivalents	$8,030,580	5,445,168
Gross loans receivable	875,045,680	770,265,207
Less:
Unearned interest and fees	(228,974,132)	(199,179,293)
Allowance for loan losses	(48,354,994)	(42,896,819)
Loans receivable, net	597,716,554	528,189,095
Property and equipment, net	23,366,207	22,985,830
Deferred income taxes	14,480,025	11,642,590
Other assets, net	10,804,113	11,559,684
Goodwill	5,634,586	5,616,380
Intangible assets, net	6,364,890	7,613,518
Total assets	$666,396,955	593,052,265

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	82,250,000	99,150,000
Convertible senior subordinated notes payable	77,000,000	77,000,000
Discount on convertible subordinated notes payable	(1,819,600)	(5,507,959)
Net of discount	75,180,400	71,492,041
Junior subordinated note payable	30,000,000	-
Income taxes payable	13,097,419	14,043,486
Accounts payable and accrued expenses	23,293,967	25,418,784
Total liabilities	223,821,786	210,104,311

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 15,711,365 and 16,521,553 shares at March 31, 2011 and March 31, 2010, respectively	-	-
Additional paid-in capital	47,352,738	27,112,822
Retained earnings	395,086,232	357,179,568
Accumulated other comprehensive income/(loss)	136,199	(1,344,436)
Total shareholders' equity	442,575,169	382,947,954
Commitments and contingencies

Total liabilities and shareholders' equity	$666,396,955	593,052,265

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010	2009

Revenues:
Interest and fee income	$424,594,245	375,030,993	331,453,835
Insurance commissions and other income	66,850,858	65,605,147	60,698,020
Total revenues	491,445,103	440,636,140	392,151,855

Expenses:
Provision for loan losses	95,908,363	90,298,934	85,476,092
General and administrative expenses:
Personnel	159,160,492	142,482,669	130,674,094
Occupancy and equipment	31,115,076	28,468,673	25,577,437
Advertising	13,056,444	12,842,759	13,067,079
Amortization of intangible assets	1,949,444	2,242,517	2,454,872
Other	32,233,478	30,975,389	28,443,267
Total general and administrative expenses	237,514,934	217,012,007	200,216,749

Interest expense	14,772,694	13,881,224	14,885,634
Total expenses	348,195,991	321,192,165	300,578,475

Income before income taxes	143,249,112	119,443,975	91,573,380
Income taxes	51,999,932	45,782,667	35,080,790
Net income	$91,249,180	73,661,308	56,492,590

Net income per common share:
Basic	$5.76	4.52	3.48
Diluted	$5.63	4.45	3.43

Weighted average common shares outstanding:
Basic	15,833,983	16,304,207	16,239,883
Diluted	16,210,233	16,545,703	16,464,403

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income

Balances at March 31, 2008	$16,284,723	228,346,754	169,503	244,800,980

Proceeds from exercise of stock options (142,683 shares), including tax benefits of $1,320,974	2,975,335	-	-	2,975,335
Common stock repurchases (288,700 shares)	(6,527,680)	(1,321,084)	-	(7,848,764)
Issuance of restricted common stock under stock option plan (78,592 shares)	1,418,031	-	-	1,418,031
Stock option expense	3,232,229	-	-	3,232,229
Repurchase and cancellation of convertible notes	(336,328)	-	-	(336,328)
Other comprehensive income			(4,399,166)	(4,399,166)	(4,399,166)
Net income	-	56,492,590	-	56,492,590	56,492,590
Total comprehensive income	-	-	-	-	52,093,424

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and cancellation of convertible notes	(773,320)	-	-	(773,320)
Other comprehensive income			2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535

Balances at March 31, 2010	27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (447,250 shares), including tax benefits of $1,923,628	13,806,260	-	-	13,806,260
Common stock repurchases (1,298,057 shares)	-	(53,342,516)	-	(53,342,516)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,485,359	-	-	1,485,359
Stock option expense	3,855,348	-	-	3,855,348
Proceeds from the sale of the call option and warrants associated with the convertible notes	1,092,949	-	-	1,092,949
Other comprehensive income	-	-	1,480,635	1,480,635	1,480,635
Net income	-	91,249,180	-	91,249,180	91,249,180
Total comprehensive income	-	-	-	-	92,729,815

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$91,249,180	73,661,308	56,492,590

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,949,444	2,242,517	2,454,872
Amortization of loan costs and discounts	441,895	411,622	745,031
Provision for loan losses	95,908,363	90,298,934	85,476,092
Gain on the extinguishment of debt	-	(2,238,846)	(3,966,783)
Amortization of convertible note discount	3,688,359	3,903,999	4,497,124
Depreciation	6,172,747	5,766,532	4,784,014
Deferred income tax expense (benefit)	(2,837,480)	608,244	3,225,577
Compensation related to stock option and restricted stock plans	5,340,707	4,850,156	4,650,260
Unrealized (gains) losses on interest rate swap	(1,017,032)	(1,107,397)	773,047

Change in accounts:
Other assets, net	1,017,199	(2,375,923)	(361,495)
Income taxes payable	(947,074)	2,675,456	(6,813,159)
Accounts payable and accrued expenses	(1,130,438)	4,909,399	1,956,920

Net cash provided by operating activities	199,835,870	183,606,001	153,914,090

Cash flows from investing activities:
Increase in loans receivable, net	(161,275,485)	(152,999,243)	(128,590,255)
Net assets acquired from office acquisitions, primarily loans	(2,977,729)	(2,838,303)	(9,153,680)
Increase in intangible assets from acquisitions	(746,666)	(903,918)	(1,673,367)
Purchases of property and equipment, net	(6,394,287)	(5,244,623)	(9,862,860)

Net cash used in investing activities	(171,394,167)	(161,986,087)	(149,280,162)

Cash flow from financing activities:
(Payments on)/proceeds from senior revolving notes payable, net	(16,900,000)	(14,160,000)	8,810,000
Repayment of convertible senior subordinated notes	-	(14,447,500)	(9,179,752)
Repayment of other notes payable	-	-	(400,000)
Proceeds from junior subordinated note payable	30,000,000	-	-
Loan cost associated with junior subordinated note payable	(629,048)	-	-
Proceeds from sale of the call option and warrants associated with the convertible notes	1,092,949	-	-
Proceeds from exercise of stock options	11,882,632	5,752,989	1,654,361
Repurchase of common stock	(53,342,516)	(1,434,657)	(7,848,764)
Excess tax benefit from exercise of stock options	1,923,628	1,671,344	1,320,974

Net cash used in financing activities	(25,972,355)	(22,617,824)	(5,643,181)

Increase (decrease) in cash and cash equivalents	2,469,348	(997,910)	(1,009,253)

Effects of foreign currency fluctuations on cash	116,064	182,668	(319,912)

Cash and cash equivalents at beginning of period	5,445,168	6,260,410	7,589,575

Cash and cash equivalents at end of period	$8,030,580	5,445,168	6,260,410

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

Nature of Operations

The Company is a small-loan consumer finance company headquartered in Greenville, South Carolina, that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit.  It also offers income tax return preparation services to its customer base and to others.

The Company also markets computer software and related services to financial services companies through its ParaData Financial Systems (“ParaData”) subsidiary.

As of March 31, 2011, the Company operated 972 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, and Wisconsin.  The Company also operated 95 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

Business Segments

The Company reports operating segments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

The Company has one reportable segment, which is the consumer finance company.  The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, buying club and the automobile club, are done in the existing branch network in conjunction with or as a complement to the lending operation.  There is no discrete financial information available for these activities and they do not meet the criteria under FASB ASC Topic 280 to be reported separately.

ParaData provides data processing systems to 103 separate finance companies, including the Company.  At March 31, 2011 and 2010, ParaData had total assets of $0.9 million and $1.2 million, which represented less than 1.0% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2011, 2010 and 2009 were $1.9 million, $1.8 million and $2.0 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

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

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for loan losses.  The Company calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the interest method, which is an accrual method for recognizing the revenue.  Charges for late payments are credited to income when collected.

The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 36 months.  Management believes that the carrying value approximates the fair value of its loan portfolio.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.   When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.   The allowance for loan losses has an allocated and an unallocated component.  The Company uses historical and current economic information for net charge-offs by loan type and average loan life by loan type to estimate the allocated component of the allowance for loan losses.

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

FASB ASC Topic 310 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this authoritative literature.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of FASB ASC Topic 310.  Therefore, the Company records acquired loans (not within the scope of FASB ASC Topic 310) at fair value.

Nonaccrual Policy

The Company calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the interest method, which is an accrual method for recognizing the revenue.  Since the Company uses the collection method when recognizing interest and insurance income, interest is not accrued until payments are collected from customers.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due.   In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged-off, except in the case of a borrower who has filed for bankruptcy.  Accounts 91 days or more past due, including bankrupt accounts 91 days or more past due, are reserved 100%.

Additional requirements from ASU 2010-20 about the credit quality of the Company’s receivables are disclosed in Note 3.

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

Operating Leases

The Company’s office leases typically have a lease term of three to five years and contain lessee renewal options and cancellation clauses in the event of regulatory changes.  The Company typically renews its leases for one or more option periods.  Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance costs and other deposits.

Derivatives and Hedging Activities

The Company uses interest rate swaps and has used foreign currency options to economically hedge the variable cash flows associated with $20 million of its LIBOR-based borrowings and currency fluctuations, respectively.  Interest rate swap agreements are carried at fair value.  Changes to fair value are recorded each period as a component of the consolidated statement of operations.  See Note 9 for further discussion related to the interest rate swaps.  As of March 31, 2011 and 2010, the Company did not have any foreign currency options outstanding.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 5 to 20 years with a weighted average of approximately 10 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which are individual offices.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2011, the Company had 85 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and the Company’s plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company recorded an immaterial impairment charge for the fiscal year 2011 and did not record any impairment charges for the fiscal years 2010 and 2009.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable, senior notes payable, junior subordinated notes payable, convertible senior subordinated notes payable and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable.   Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility and junior subordinated note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.  The fair value of convertible subordinated notes payable is based on the current quoted market price which was $85,616,300 and $73,388,700 as of March 31, 2011 and 2010, respectively. The carrying value of the convertible subordinated notes payable, net of discount, was $75,180,400 and $71,492,041 at March 31, 2011 and 2010, respectively.  The swap is valued based on information from a third party broker.

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

Non-file Insurance

Non-file premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are remitted to a third party insurance company.  Such insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying consolidated financial statements except as a reduction in loan losses (see Note 11).

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

Beginning with the adoption of FASB ASC Topic 740-10  as of April 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption, the Company recognized the effect of income tax positions only if the likelihood of such positions being sustained was probable.

Supplemental Cash Flow Information

For the years ended March 31, 2011, 2010, and 2009, the Company paid interest of $9,840,627, $9,354,502 and $9,373,237, respectively.

For the years ended March 31, 2011, 2010, and 2009, the Company paid income taxes of $50,487,423, $40,628,124 and $37,302,456, respectively.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic.  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method.  Potential common stock related to convertible senior notes are included in the diluted EPS computation using the method prescribed by FASB ASC Topic 260-10-45.  See Note 14 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 15).

At March 31, 2011, the Company had several share-based employee compensation plans, which are described more fully in Note 15. Effective April 1, 2006, the Company adopted FASB ASC Topic 718 using the modified prospective transition method. Under that method of transition, compensation cost recognized during fiscal years 2009, 2010 and 2011 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC Topic 718, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2011, the Company operated in 12 states in the United States as well as in Mexico. For the years ended March 31, 2011, 2010 and 2009, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 57%, 58% and 59%, respectively, of the Company's total revenues.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $13.1 million, $12.8 million and $13.1 million for fiscal years 2011, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, FASB issued ASC Topic 810-30, “Variable Interest Entities.” FASB ASC Topic 810-30 changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s performance. FASB ASC Topic 810-30 is effective for a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of FASB ASC Topic 810-30 during the year ended March 31, 2011 did not have an impact on the Company’s financial position or results of operations.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The disclosures required under ASU 2010-20 are included in Note 3.

(2)	Accumulated Other Comprehensive Income (Loss)

The Company applies the provisions of FASB ASC Topic 220-10.  The following summarizes accumulated other comprehensive (loss) income as of March 31, 2011, 2010 and 2009:

	2011	2010	2009

Balance at beginning of period	$(1,344,436)	(4,229,663)	169,503
Unrealized gain (loss) from foreign exchange translation adjustment	1,480,635	2,885,227	(4,399,166)
Total accumulated other comprehensive (loss) income	$136,199	(1,344,436)	(4,229,663)

(3)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2011, 2010, and 2009:

	March 31,
	2011	2010	2009

Balance at beginning of period	$42,896,819	38,020,770	33,526,147

Provision for loan losses	95,908,363	90,298,934	85,476,092
Loan losses	(100,044,691)	(94,782,185)	(88,728,498)
Recoveries	9,475,131	9,139,923	7,590,928
Translation adjustment	119,372	219,377	(306,340)
Allowance on acquired loans	-	-	462,441
Balance at end of period	$48,354,994	42,896,819	38,020,770

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

	As of March 31,	As of March 31,
	2011	2010

Bankruptcy	$4,810,026	4,801,016
91 days or more delinquent, excluding bankruptcy	16,393,955	14,765,078

Total loans individually evaluated for impairment	$21,203,981	19,566,094

Allowance for impaired loans	(16,819,674)	(15,180,102)

	$4,384,307	4,385,992

Total loans collectively evaluated for impairment	$-	-

The following is an assessment of the credit quality for the period indicated:

	March, 31
	2011	2010

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$870,235,654	765,464,191
Consumer loans- bankrupt accounts	4,810,026	4,801,016
Total	$875,045,680	770,265,207

Consumer credit exposure
Credit risk profile based on payment activity
Performing	$841,856,489	740,731,794
Contractual non-performing, 61 or more days delinquent	33,189,191	29,533,413

Total	$875,045,680	770,265,207

Delinquent renewals	$19,330,235	18,272,655

Credit risk profile based on customer type
New borrower	$101,948,334	89,342,537
Former borrower	68,628,863	60,529,685
Refinance	685,138,248	602,120,330
Delinquent refinance	19,330,235	18,272,655
Total	$875,045,680	770,265,207

The following is a summary of the past due receivables as of:

	March 31,
	2011	2010	2009

Recency basis:
30-60 days past due	$21,533,219	19,402,655	19,240,718
61-90 days past due	12,894,240	11,093,549	11,303,676
91 days or more past due	8,297,319	7,336,951	6,661,429
Total	$42,724,778	37,833,155	37,205,823

Percentage of period-end gross loans receivable	4.9%	4.9%	5.5%

Contractual basis:
30-60 days past due	$23,705,287	21,280,835	20,749,412
61-90 days past due	16,564,121	14,547,990	14,222,605
91 days or more past due	16,625,070	14,985,423	13,673,171
Total	$56,894,478	50,814,248	48,645,188

Percentage of period-end gross loans receivable	6.5%	6.6%	7.3%

For the year ended March 31, 2009, the Company recorded adjustments of approximately $0.5 million to the allowance for loan losses in connection with its acquisitions in accordance with generally accepted accounting principles.  No adjustment was made for the years ended March 31, 2011 and 2010.  This adjustment represented the allowance for loan losses on acquired loans that did not meet the scope of FASB ASC Topic 310 (see Note 1).

(4)	Property and Equipment

Property and equipment consist of:

	March 31,
	2011	2010

Land	$250,443	250,443
Building and leasehold improvements	14,462,437	12,794,625
Furniture and equipment	33,589,368	31,403,537
	48,302,248	44,448,605
Less accumulated depreciation and amortization	(24,936,041)	(21,462,775)
Total	$23,366,207	22,985,830

Depreciation expense was approximately $6,173,000, $5,767,000 and $4,784,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

(5)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2011		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Cost of acquiring existing customers	$20,911,951	(14,779,838)	$20,304,885	(12,940,041)
Value assigned to non-compete agreements	8,133,643	(7,900,866)	8,042,643	(7,793,969)
Total	$29,045,594	(22,680,704)	$28,347,528	(20,734,010)

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $1.6 million for 2012; $1.2 million for 2013, $0.8 million for 2014; $0.5 million for 2015; $0.3 million for 2016; and an aggregate of $1.8 million for the years thereafter.

(6)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2011 and 2010:

	March 31,
	2011	2010
Balance at beginning of year
Goodwill	$5,616,380	5,580,946
Accumulated goodwill impairment losses	-	-
	$5,616,380	5,580,946

Goodwill acquired during the year	$43,599	35,434
Impairment losses	(25,393)	-

Balance at end of year
Goodwill	$5,659,979	5,616,380
Accumulated goodwill impairment losses	(25,393)	-
Total	$5,634,586	5,616,380

The Company performed an annual impairment test during the fourth quarter of fiscal 2011 and determined that none of the recorded goodwill was impaired.  However, during the year a branch was closed and an immaterial impairment loss was recorded.

(7)	Notes Payable

The Company's notes payable consist of:

Senior Notes Payable $225,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $225,000,000 with $82,250,000 outstanding at March 31, 2011, subject to a borrowing base formula.  The Company may borrow, at its option, at the rate of prime or LIBOR plus 3.00% with a minimum of 4.00%.  At March 31, 2011 and 2010, the Company’s prime interest rate was 4.25%, and the unused amount available under the revolver at March 31, 2011 was $142.8 million.  The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on August 31, 2012.

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

The Junior Subordinated Note Payable contains financial covenants requiring the Company to (a) maintain a minimum net worth, which is defined as (i) for the fiscal quarter of the Company ending March 31, 2010, $275,000,000, and (ii) for each fiscal quarter thereafter, the sum of the minimum net worth for the immediately preceding fiscal quarter plus 50% of consolidated net income for such fiscal quarter (but without deduction in the case of any deficit of consolidated net income for such fiscal quarter); and (b) maintain a fixed charge coverage ratio of at least 2.00 to 1.00 at the end of each fiscal quarter.

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

On September 17, 2010, the Company borrowed $30.0 million under the Junior Subordinated Note Payable and used the proceeds from such borrowing to repay a portion of the Revolving Credit Agreement.  These borrowings continue to be outstanding at March 31, 2011, and leave the Company with borrowing capacity of $45.0 million under the Junior Subordinated Note Payable, subject to the terms and conditions described above.

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

In accordance with FASB ASC Topic 815-40,  the Company accounted for the call options and warrants as a net reduction in additional paid in capital, and is not required to recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

See Note 8 for information regarding the Company’s repurchase of the Convertible Notes, which reduced the outstanding aggregate principal amount of such notes outstanding to $77.0 million as of March 31, 2011.

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion

On April 1, 2009, the Company adopted FASB ASC Topic 470-20.  FASB ASC Topic 470-20 required the convertible debt to be separated between its liability and equity components, in a manner that reflects the Company’s non-convertible debt borrowing rate, determined to be approximately 8.7% at the time of the issuance of the Convertible Notes.

The carrying amounts of the debt and equity components are as follows (in thousands):

	March 31, 2011	March 31, 2010

Face value of convertible debt	$77,000	77,000
Unamortized discount	(1,820)	(5,508)
Net carrying amount of debt component	75,180	71,492

Carrying amount of equity component	$22,586	22,586

The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows (in thousands):

	March 31, 2011	March 31, 2010

Contractual interest coupon	$2,310	2,560
Amortization of the discount on the liability component	3,688	3,904

Total interest expense on convertible notes	$5,998	6,464

For fiscal 2011, 2010, and 2009, the effective interest rate on the liability component was 8.2%, 8.4% and 8.4%, respectively.  Due to the combination of put, call and conversion options that are part of the terms of the Convertible Notes agreement, the remaining discount on the liability component will be amortized over six months.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, repurchases of common stock and cash dividends.  At March 31, 2011, $73.2 million was available under these covenants for the payment of cash dividends, the repurchase of the Company's common stock, or the repurchase of subordinated debt.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.

The aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2011 are as follows:

2012	$77,000,000
2013	82,250,000
2014	-
2015	-
2016	30,000,000
Total future debt payments	$189,250,000

(8)	Extinguishment Of Debt

During fiscal 2011, the Company did not repurchase any of its Convertible Notes.

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

On May 15, 2008, the Company entered into a $10 million foreign currency exchange option to economically hedge its foreign exchange risk relative to the Mexican peso.  Under the terms of the option contract, the Company could exchange $10 million U.S. dollars at a rate of 11.0 Mexican pesos per dollar.  The option was sold in October 2008 and the Company recorded a $1.5 million net gain in fiscal 2009.

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swaps
March 31, 2011:
Accounts payable and accrued expenses	$319,235
Fair value of derivative instrument	$319,235

March 31, 2010:
Accounts payable and accrued expenses	$1,336,269
Fair value of derivative instruments	$1,336,269

The interest rate swap is currently in a liability position, therefore there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	March 31, 2011	March 31, 2010	March 31, 2009
Realized losses
Interest rate swaps - included as a component of interest expense	$(1,128,758)	(1,784,575)	(895,813)
Foreign currency exchange option- included as a component of other income	$-	-	(1,548,500)

Unrealized gains (losses)
Interest rate swaps - included as a component of other income	$1,017,032	1,107,397	(773,047)

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

(10)	Insurance Commissions and other income

Insurance commissions and other income for the years ending March 31, 2011, 2010 and 2009 consist of:

	2011	2010	2009

Insurance commissions	$41,691,008	37,194,717	32,430,496
Tax return preparation revenue	7,794,582	10,850,852	9,868,849
Gain on extinguishment of debt, net	-	2,238,846	3,966,783
Auto club membership revenue	5,011,758	4,536,074	4,088,500
World Class Buying Club revenue	4,416,879	3,832,884	3,780,851
Other	7,936,631	6,951,774	6,562,541
Insurance commissions and other income	$66,850,858	65,605,147	60,698,020

(11)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-file insurance activity for the years ended March 31, 2011, 2010 and 2009:

	2011	2010	2009

Insurance premiums written	$6,745,271	6,227,752	5,768,316

Recoveries on claims paid	$691,184	646,229	598,887

Claims paid	$6,778,465	6,136,490	5,620,489

(12)	Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building.  The Company's leases typically have a lease term of three to five years and contain lessee renewal options.   A majority of the leases provide that the lessee pays property taxes, insurance, and common area maintenance costs. It is expected that in the normal course of business, expiring leases will be renewed at the Company's option or replaced by other leases or acquisitions of other properties.  All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2011, are as follows:

2012	16,421,589
2013	10,736,797
2014	4,517,203
2015	827,967
2016	269,942
Thereafter	-
Total future minimum lease payments	32,773,498

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2011, 2010 and 2009, was $17,821,568, $15,865,447 and $14,257,168, respectively.

(13)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended March 31, 2011
U.S. Federal	$47,303,032	(19,448)	47,283,584
State and local	4,953,995	(538,793)	4,415,202
Foreign	2,580,385	(2,279,239)	301,146
	$54,837,412	(2,837,480)	51,999,932

Year ended March 31, 2010
U.S. Federal	$39,979,719	525,900	40,505,619
State and local	4,918,495	82,344	5,000,839
Foreign	276,209	-	276,209
	$45,174,423	608,244	45,782,667

Year ended March 31, 2009
U.S. Federal	$27,459,617	3,311,357	30,770,974
State and local	4,351,570	(85,780)	4,265,790
Foreign	44,026	-	44,026
	$31,855,213	3,225,577	35,080,790

Income tax expense was $51,999,932, $45,782,667 and $35,080,790, for the years ended March 31, 2011, 2010 and 2009, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2011	2010	2009

Expected income tax	$50,137,189	41,805,391	32,050,683
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,869,881	3,250,545	2,772,764
Change in valuation allowance	-	60	(405,425)
Insurance income exclusion	(165,289)	(237,574)	(108,636)
Uncertain tax positions	(1,326,568)	420,594	539,211
Other, net	484,719	543,651	232,193
	$51,999,932	45,782,667	35,080,790

At March 31, 2011, the Company has net operating losses for state income tax purposes of $10.3 million available to offset future taxable state income, if any, which expires in 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$16,994,387	13,726,075
Unearned insurance commissions	11,428,086	9,841,960
Accounts payable and accrued expenses primarily related to employee benefits	5,645,600	7,119,122
Accrued interest receivable	2,818,221	2,606,892
Convertible notes	676,690	1,016,063
Unrealized losses	118,784	499,030
Other	675,217	1,274

Gross deferred tax assets	38,356,985	34,810,416
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	38,355,711	34,809,142

Deferred tax liabilities:
Fair value adjustment for loans	(16,244,190)	(15,393,253)
Property and equipment	(3,718,415)	(3,492,473)
Intangible assets	(1,607,004)	(1,944,965)
Deferred net loan origination fees	(1,685,664)	(1,437,409)
Prepaid expenses	(620,413)	(554,549)
Other	-	(343,903)
Gross deferred tax liabilities	(23,875,686)	(23,166,552)

Net deferred tax assets	$14,480,025	11,642,590

The valuation allowance for deferred tax assets as of March 31, 2011 and 2010 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2011 and 2010 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2011.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company’s Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of March 31, 2011, the Company has determined that $1,852,476 of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested.

As of March 31, 2011 and March 31, 2010, the Company had $2,271,345 and $5,762,087 of total gross unrecognized tax benefits including interest, respectively.  Of this total, approximately $957,773 and $3,168,539, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2010	$4,685,520
Gross increases for tax positions of current year	1,027,439
Federal and state tax settlements	(3,172,172)
Lapse of statute of limitations	(445,574)
Unrecognized tax benefits balance at March 31, 2011	$2,095,213

At March 31, 2011, approximately $858,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2011, the Company had $176,132 accrued for gross interest, of which $117,240 was a current period expense.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. On August 12, 2010, the Company entered into an agreement with the state of South Carolina which settled all issues related to tax years March 31, 1997 through March 31, 2006. The settlement resulted in the Company recognizing a net tax benefit of $919,373.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$91,249,180	15,833,983	$5.76

Effect of Dilutive Securities
Options and restricted stock	-	376,250

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$91,249,180	16,210,233	$5.63

	For the year ended March 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$73,661,308	16,304,207	$4.52

Effect of Dilutive Securities
Options and restricted stock		241,496

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$73,661,308	16,545,703	$4.45

	For the year ended March 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$56,492,590	16,239,883	$3.48

Effect of Dilutive Securities
Options and restricted stock	-	224,520

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$56,492,590	16,464,403	$3.43

Options to purchase 29,450, 100,152 and 130,583 shares of common stock at various prices were outstanding during the years ended March 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.  The shares related to the Convertible Notes and related warrants that were not included in the computation of diluted EPS were 1,233,763 for 2011 and 1,762,519 for 2010 and 2009 because the effect of such instruments was antidilutive.

(15)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,175,574, $1,059,884 and $1,078,987, for the years ended March 31, 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The Company selects the key executives who participate in the SERP.  The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009, the Company instituted a second Supplemental Executive Retirement Plan (“SERP”) to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2011, 2010 and 2009, contributions of $924,177, $928,407 and $806,792, respectively, were charged to operations related to the SERP.  The unfunded liability was $6,044,528, $5,385,106 and $4,722,000, as of March 31, 2011, 2010 and 2009, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions; an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive and Director Deferred Compensation Plans

The Company has a Board of Directors Deferred Compensation Plan and an Executive Deferral Plan.  Eligible executives may elect to defer all or a portion of their incentive compensation to be paid under their respective Plan. Eligible directors may elect to defer all or a portion of their compensation to be paid under their respective Plan. As of March 31, 2011 and 2010, one director and no executive had deferred compensation under the plans.

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan, and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2011, there were 233,244 shares available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  Stock option compensation is recognized as an expense over the unvested portion of all stock option awards granted based on the fair values estimated at grant date in accordance with the provisions of FASB ASC Topic 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2011, 2010 and 2009 was $23.96, $15.32 and $8.51 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2011	2010	2009

Dividend yield	0%	0%	0%
Expected voliatility	57.41%	56.69%	50.67%
Average risk-free interest rate	1.55%	2.69%	2.75%
Expected life	6.4 years	6.6 years	5.9 years
Vesting period	5 years	5 years	5 years

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

Option activity for the year ended March 31, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,393,350	$26.23
Granted	289,300	43.04
Exercised	(447,250)	26.57
Forfeited	(46,200)	28.21
Expired	(10,600)	41.10
Options outstanding, end of period	1,178,600	$30.02	7.19	$41,464,921
Options exercisable, end of period	365,500	$26.46	4.55	$14,158,714

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2011.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2011, 2010 and 2009 were as follows:

2011	2010	2009
$11,151,259	$4,638,423	$2,833,497

As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options amounted to $9,778,309 which is expected to be recognized over a weighted-average period of approximately 3.9 years.

The following table summarizes information regarding stock options outstanding at March 31, 2011:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$8.00 - $ 9.99	13,750	1.29	$8.54	13,750	$8.54
$10.00 - $11.99	31,500	2.13	11.44	31,500	11.44
$15.00 - $16.99	219,850	6.79	16.71	53,500	16.26
$23.00 - $23.99	19,400	3.19	23.53	19,400	23.53
$25.00 - $25.99	94,700	4.81	25.08	94,700	25.08
$26.00 - $27.99	239,800	8.62	26.73	13,000	26.73
$28.00 - $28.99	177,350	5.88	28.22	80,350	28.26
$43.00 - $43.99	287,600	9.56	43.04	1,500	43.00
$46.00 - $49.00	94,650	5.50	48.65	57,800	48.61
$8.00 - $49.00	1,178,600	7.19	$30.02	365,500	$26.46

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $2.1 million, $1.95 million and $1.7 million of compensation expense for the years ended March 31, 2011, 2010 and 2009, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of March 31, 2011, there was approximately $1.7 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next two years.

A summary of the status of the Company’s restricted stock as of March 31, 2011, and changes during the year ended March 31, 2011, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2010	84,227	$23.52
Granted during the period	54,951	41.63
Vested during the period	(65,010)	28.96
Cancelled during the period	(14,332)	43.77
Outstanding at March 31, 2011	59,836	$22.62

Total share-based compensation included as a component of net income during the years ended March 31, was as follows:

	2011	2010	2009
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,855,348	3,281,556	3,232,229
Share-based compensation related to restricted stock	2,112,721	1,950,488	1,685,616

Total share-based compensation related to equity classified awards	$5,968,069	5,232,044	4,917,845

(16)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years ($ in thousands):

	2011	2010	2009

Number of offices purchased	20	23	22
Merged into existing offices	14	22	11

Purchase Price	$3,725	3,742	10,826
Tangible assets:
Net Loans	2,974	2,832	9,083
Furniture, fixtures & equipment	4	3	68
Other	-	3	2
	2,978	2,838	9,153

Excess of purchase prices over carrying value of net tangible assets	$747	904	1,673

Customer lists	607	783	1,360
Non-compete agreements	96	86	85
Goodwill	44	35	228

Total intangible assets	$747	904	1,673

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2011, six acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2011, 14 acquisitions were recorded as asset acquisitions.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists.  In a business combination the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill.  The offices the Company acquires are small, privately-owned offices, which do not have sufficient historical data to determine attrition.  The Company believes that the customers acquired have the same characteristics and perform similarly to its customers.  Therefore, the Company utilized the attrition patterns of its customers when developing the method.  This method is re-evaluated periodically.

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with FASB ASC Topic 360-10-05.  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to an office is generally less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

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

o	Level 3 –	Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at March 31:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31,	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2011	$319,235	$-	$319,235	$-
2010	$1,336,269	$-	$1,336,269	$-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Debt

The book value and estimated fair value of our debt was as follows (in thousands):

	March 31,	March 31,
	2011	2010

Book value:
Senior notes payable	$82,250	99,150
Junior subordinated note payable	30,000	-
Convertible notes	75,180	71,492
	$187,430	170,642

Estimated fair value:
Senior notes payable	$82,250	99,150
Junior subordinated note payable	30,000	-
Convertible notes	85,616	73,389
	$197,866	172,539

The difference between the estimated fair value of debt compared with its historical cost reported in our Consolidated Balance Sheets at March 31, 2011 and March 31, 2010 relates primarily to market quotations for the Company’s 3.0% Convertible Senior Subordinated Notes due October 1, 2011.

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2011 or fiscal 2010.

(18)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
		(Dollars in thousands, except for earnings per share data)

Total revenues	$110,398	118,066	126,039	136,942	100,230	104,206	112,310	123,890
Provision for loan losses	19,698	27,275	31,962	16,973	20,428	25,156	29,633	15,082

General and administrative expenses	57,298	56,091	61,393	62,733	53,333	51,755	55,537	56,387
Interest expense	3,354	4,096	3,803	3,520	3,110	3,617	3,756	3,398
Income tax expense	11,334	10,369	10,817	19,480	8,724	9,066	8,633	19,360
Net income	$18,714	20,235	18,064	34,236	14,635	14,612	14,751	29,663

Earnings per share:
Basic	$1.16	1.29	1.15	2.16	0.90	0.90	0.91	1.80
Diluted	$1.14	1.26	1.12	2.11	0.90	0.89	0.89	1.76

(19)	Litigation

At March 31, 2011, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters, including those described below, will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.  However, in light of the inherent uncertainties involved in such matters, there can be no assurance that an adverse outcome in one or more of these matters will not be material to the Company or will not materially and adversely affect its results of operations or cash flows in any particular reporting period.

On September 24, 2010, the Company and World Finance Corporation of Georgia were served with a summons and complaint in the case of Rita Hopkins vs. World Acceptance Corporation; World Finance Corporation of Georgia; Fortegra Financial Corporation, f/k/a Life of the South; and Life of the South Insurance Company, in the Superior Court of Fulton County, Georgia (case number 2010CV191370), alleging violations of Georgia and other potentially applicable states’ laws in connection with the sale of non-file insurance products and seeking class certification and unspecified monetary damages, injunctive relief and attorney’s fees.  On October 22, 2010, the Company removed this action to the United States District Court for the Northern District of Georgia, Atlanta Division (case number1:10-cv-03429).  Ms. Hopkins subsequently amended her complaint to assert violations of federal laws, in addition to state laws, and added Insurance Company of the South and Lyndon Southern Insurance Company as defendants.  The Company filed a Motion to Compel Arbitration and Stay Action.  The Court has not yet decided that motion.  The Company intends to defend itself vigorously in this matter.

(20)	Subsequent events

On May 23, 2011 and April 26, 2011, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced August 4, 2010.  After taking into account all shares repurchased through June 3, 2011 (including pending repurchase orders subject to settlement), the Company has $16.0 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2011.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2011 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, South Carolina
June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2011, and our report dated June 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
June 3, 2011

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

Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information contained under the caption “Election of Directors–Director Qualifications and Experience,” “–Audit Committee,” “–Audit Committee Financial Experts,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters–Code of Business Conduct and Ethics” and “–Director Nominations” in the Proxy Statement is incorporated herein by reference in response to this Item 10.  The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers of the Company."

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Company had no reportable related person disclosures in response to this Item 13.  Information contained under the captions “Election of Directors–Director Independence,” “–Compensation and Stock Option Committee,” “–Nominating and Corporate Governance Committee” and “–Audit Committee” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.  Principal Accountant Fees and Services

Information contained under the caption “Ratification of Appointment of Independent Registered Public Accountants,” in the Proxy Statement except for the information therein under the subcaption “Report of the Audit Committee of the Board of Directors,” is incorporated by reference herein in response to this Item 14.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(1)	The following consolidated financial statements of the Company and Report of Independent Registered Public Accounting Firm are filed herewith.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2011 and 2010

Consolidated Statements of Operations for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the
	Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended
	and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended
	And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated
	September 17, 2010	10.1	9-21-10 8-K

4.5	Amended and Restated Company Security Agreement Pledge
	and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.6	Amended and Restated Subsidiary Security Agreement, Pledge
	and Indenture of Trust, dated as of September 17, 2010
	(i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.7	Amended and Restated Guaranty Agreement, dated as of
	September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

4.8	Subordination and Intercreditor Agreement, dated as of
	September 17, 2010, among World Acceptance Corporation,
	Wells Fargo Preferred Capital, Inc., individually and as agent,
	Bank of Montreal, individually and as agent, and Harris N.A., as
	senior collateral agent.	10.5	9-21-10 8-K

4.9	Subordinated Credit Agreement, dated as of September 17, 2010,
	between World Acceptance Corporation and Wells Fargo
	Preferred Capital, Inc., as Agent and as Bank.	10.6	9-21-10 8-K

4.10	Subordinated Subsidiary Guaranty Agreement, dated as of
	September 17, 2010, by the subsidiaries of World Acceptance
	Corporation party thereto in favor of Wells Fargo Preferred Capital,
	Inc., as Collateral Agent.	10.7	9-21-10 8-K

4.11	Subordinated Security Agreement, Pledge and Indenture of Trust,
	dated as of September 17, 2010, between World Acceptance
	Corporation and Wells Fargo Preferred Capital, Inc., as
	Collateral Agent.	10.8	9-21-10 8-K

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

4.12	Subordinated Security Agreement, Pledge and Indenture of Trust,		9-21-10 8-K
	dated as of September 17, 2010, among the subsidiaries of World
	Acceptance Corporation party thereto and Wells Fargo Preferred
	Capital, Inc., as Collateral Agent.	10.9

4.13	Form of 3.00% Convertible Senior Subordinated Note due 2011	4.1	10-12-06 8-K

4.14	Indenture, dated October 10, 2006 between the Company and
	U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

10.1+	Employment Agreement of A. Alexander McLean, III, effective
	May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of May 21, 2007	10.4	2007 10-K

10.3+	Employment Agreement of Kelly M. Malson, effective as of
	August 27, 2007	99.1	8-29-07 8-K

10.4+	Employment Agreement of Javier Sauza, effective as of
	June 1, 2008	10.4	2009 10-K

10.5+	Securityholders' Agreement, dated as of September 19, 1991,
	between the Company and certain of its securityholders	10.5	33-42879

10.6+	Supplemental Income Plan	10.7	2000 10-K

10.7+	Second Amendment to the Company’s Supplemental
	Income Plan	10.15	12-31-07 10-Q

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9+	Second Amendment to the Company’s Board of Directors
	Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	First Amendment to the Company’s 1992 and 1994
	Stock Option Plans	10.10	12-31-07 10-Q

10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting

10.13+	First Amendment to the Company’s 2002 Stock
	Option Plan	10.11	12-31-07 10-Q

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

10.14+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2005
			Annual Meeting

10.15+	First Amendment to the Company’s 2005 Stock Option Plan	10.12	12-31-07 10-Q

10.16+	The Company’s Executive Incentive Plan	10.6	1994 10-K

10.17+	Executive Deferral Plan	10.12	2001 10-K

10.18+	Second Amendment to the Company’s Executive Deferral Plan	10.14	12-31-07 10-Q

10.19+	First Amended and Restated Board of Directors 2005 Deferred
	Compensation Plan	10.16	12-31-07 10-Q

10.20+	First Amended and Restated 2005 Executive Deferral Plan	10.17	12-31-07 10-Q

10.21+	Second Amended and Restated Company 2005 Supplemental
	Income Plan	10.18	12-31-07 10-Q

10.22+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for The 2008
			Annual Meeting

10.23+	2009 Supplemental Income Plan	10.1	6-30-09 10-Q

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	*

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
Date: June 3, 2011

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: June 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and	Ken R. Bramlett Jr., Director
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2011	Date: June 3, 2011

/s/ Kelly M. Malson	/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief	James R. Gilreath, Director
Financial Officer (Principal Financial and Accounting
Officer)

Date: June 3, 2011	Date: June 3, 2011

/s/ William S. Hummers	/s/ Charles D. Way
William S. Hummers, III, Director	Charles D. Way, Director

Date: June 3, 2011	Date: June 3, 2011

/s/ Mark C. Roland	/s/ Darrell Whitaker
Mark C. Roland, President and COO; Director	Darrell Whitaker, Director

Date: June 3, 2011	Date: June 3, 2011