Form 10-Q
period 2011-06-30
WORLD ACCEPTANCE CORP
filed 2011-08-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of outstanding shares of the issuer’s no par value common stock as of August 3, 2011 was 15,035,965.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$9,801,824	8,030,580
Gross loans receivable	939,077,038	875,045,680
Less:
Unearned interest and fees	(252,818,811)	(228,974,132)
Allowance for loan losses	(50,419,957)	(48,354,994)
Loans receivable, net	635,838,270	597,716,554
Property and equipment, net	23,680,458	23,366,207
Deferred income taxes	14,741,531	14,480,025
Other assets, net	8,872,979	10,804,113
Goodwill	5,634,586	5,634,586
Intangible assets, net	6,257,028	6,364,890
Total assets	$704,826,676	666,396,955

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	141,150,000	82,250,000
Convertible senior subordinated notes payable	77,000,000	77,000,000
Discount on convertible subordinated notes payable	(906,154)	(1,819,600)
Net of discount	76,093,846	75,180,400
Junior subordinated note payable	30,000,000	30,000,000
Income taxes payable	17,832,561	13,097,419
Accounts payable and accrued expenses	19,709,756	23,293,967
Total liabilities	284,786,163	223,821,786

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 15,035,365 and 15,711,365 shares at June 30, 2011 and March 31, 2011, respectively	-	-
Additional paid-in capital	51,031,006	47,352,738
Retained earnings	368,432,513	395,086,232
Accumulated other comprehensive income	576,994	136,199
Total shareholders' equity	420,040,513	442,575,169
Commitments and contingencies

Total liabilities and shareholders' equity	$704,826,676	666,396,955

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,

	2011	2010

Revenues:
Interest and fee income	$107,348,505	96,070,743
Insurance commissions and other income	15,807,557	14,327,421
Total revenues	123,156,062	110,398,164

Expenses:
Provision for loan losses	22,839,114	19,698,208
General and administrative expenses:
Personnel	44,635,223	39,733,969
Occupancy and equipment	8,219,111	7,188,758
Advertising	2,783,259	2,462,316
Amortization of intangible assets	432,789	506,636
Other	8,442,909	7,405,844
Total general and administrative expenses	64,513,291	57,297,523

Interest expense	3,383,870	3,353,968
Total expenses	90,736,275	80,349,699

Income before income taxes	32,419,787	30,048,465

Income taxes	12,237,689	11,333,753

Net income	$20,182,098	18,714,712

Net income per common share:
Basic	$1.30	1.16
Diluted	$1.27	1.14

Weighted average common shares outstanding:
Basic	15,481,814	16,130,434
Diluted	15,918,044	16,446,340

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income

Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock
options (447,250 shares), including tax benefits of $1,923,628	13,806,260	-	-	13,806,260
Common stock repurchases
(1,298,057 shares)	-	(53,342,516)	-	(53,342,516)
Issuance of restricted common
stock under stock option plan (54,951 shares)	1,485,359	-	-	1,485,359
Stock option expense	3,855,348	-	-	3,855,348
Proceeds from the sale of the call
option and warrants associated with the convertible notes	1,092,949	-	-	1,092,949
Other comprehensive income	-	-	1,480,635	1,480,635	1,480,635
Net income	-	91,249,180	-	91,249,180	91,249,180
Total comprehensive income	-	-	-	-	92,729,815

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (46,600 shares), including tax benefits of $296,625	1,769,990	-	-	1,769,990
Common stock repurchases (732,600 shares)	-	(46,835,817)	-	(46,835,817)
Issuance of restricted common stock under stock option plan (10,000 shares)	1,040,007	-	-	1,040,007
Stock option expense	868,271	-	-	868,271
Other comprehensive income	-	-	440,795	440,795	440,795
Net income	-	20,182,098	-	20,182,098	20,182,098
Total comprehensive income	-	-	-	-	20,622,893

Balances at June 30, 2011	$51,031,006	368,432,513	576,994	420,040,513

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net income	$20,182,098	18,714,712

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	432,789	506,636
Amortization of loan costs and discounts	124,233	92,652
Provision for loan losses	22,839,114	19,698,208
Amortization of convertible note discount	913,446	904,769
Depreciation	1,600,484	1,464,095
Deferred income tax benefit	(232,155)	(202,098)
Compensation related to stock option and restricted stock plans	1,908,278	1,386,294
Unrealized gains on interest rate swap	(99,313)	(365,490)

Change in accounts:
Other assets, net	1,805,218	(650,449)
Income taxes payable	4,735,233	2,067,111
Accounts payable and accrued expenses	(3,494,524)	(1,321,166)

Net cash provided by operating activities	50,714,901	42,295,274

Cash flows from investing activities:
Increase in loans receivable, net	(59,198,770)	(54,794,621)
Net assets acquired from office acquisitions, primarily loans	(1,424,113)	(690,820)
Increase in intangible assets from acquisitions	(324,927)	(147,917)
Purchases of property and equipment	(1,859,163)	(1,621,619)

Net cash used in investing activities	(62,806,973)	(57,254,977)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	58,900,000	46,900,000
Proceeds from exercise of stock options	1,473,365	458,346
Repurchase of common stock	(46,835,817)	(31,549,200)
Excess tax benefits from exercise of stock options	296,625	41,668

Net cash provided by financing activities	13,834,173	15,850,814

Increase in cash and cash equivalents	1,742,101	891,111

Effects of foreign currency fluctuations on cash	29,143	(52,723)

Cash and cash equivalents at beginning of period	8,030,580	5,445,168

Cash and cash equivalents at end of period	$9,801,824	6,283,556

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2011, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2011, and the results of operations and cash flows for the periods ended June 30, 2011 and 2010, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2012 to conform with fiscal 2011 presentation.  These reclassifications had no impact on shareholders’ equity and comprehensive income or net income.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements do not include all disclosures required by U.S. generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2011, included in the Company’s 2011 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update No. 2010-20 (ASU 2010-20), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The disclosures required under ASU 2010-20 are included in Note 5.

Intangibles – Goodwill and other

In December 2010, the Financial Accounting Standards Board (FASB)  issued an accounting pronouncement related to intangibles – goodwill and other (FASB Accounting Standards Codification (ASC) Topic 350), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The adoption of this pronouncement for the quarter ended June 30, 2011, did not have a material impact on the Company’s consolidated financial statements.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued an accounting pronouncement (ASU 2011-02) related to when a creditor’s determination is considered a troubled debt restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring.  ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying troubled debt restructurings.  ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing the troubled debt restructuring.  At the same time, the Company will be required to disclose the activity-based information about troubled debt restructurings that was previously deferred by FASB ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The adoption of this pronouncement for the quarter ended June 30, 2011, did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt this pronouncement for our fiscal year beginning April 1, 2012.  The Company does not expect this pronouncement to have a material effect on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this pronouncement for our fiscal year beginning April 1, 2012.

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

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at June 30 and March 31, 2011:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swap June 30, 2011	$219,922	$-	$219,922	$-
Interest rate swap March 31, 2011	$319,235	$-	$319,235	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30,	March 31,
	2011	2011

Book value:
Senior notes payable	$141,150	82,250
Junior subordinated note payable	30,000	30,000
Convertible notes	76,094	75,180
	$247,244	187,430

Estimated fair value:
Senior notes payable	$141,150	82,250
Junior subordinated note payable	30,000	30,000
Convertible notes	83,199	85,616
	$254,349	197,866

The difference between the estimated fair value of long-term debt compared with its book value reported in our Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes due October 1, 2011.

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

There were no assets or liabilities measured at fair value on a non-recurring basis during the first quarter of fiscal 2012 or fiscal 2011.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220.  The following summarizes accumulated other comprehensive income (loss) as of June 30:

	Three months ended
	June 30,
	2011	2010

Balance at beginning of period	$136,199	(1,344,436)
Unrealized income (expense) from foreign exchange translation adjustment	440,795	(885,130)
Balance at end of period	$576,994	(2,229,566)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2011	2010

Balance at beginning of period	$48,354,994	42,896,819

Provision for loan losses	22,839,114	19,698,208
Loan losses	(23,156,813)	(20,569,302)
Recoveries	2,349,330	2,150,197
Translation adjustment	33,332	(70,419)
Balance at end of period	$50,419,957	44,105,503

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

	As of June 30,	As of March 31,
	2011	2011

Bankruptcy	$5,103,968	4,810,026
91 days or more delinquent, excluding bankruptcy	15,141,187	16,393,955

Total loans individually evaluated for impairment	$20,245,155	21,203,981

Allowance for impaired loans	(15,563,304)	(16,819,674)

	$4,681,851	4,384,307

Total loans collectively evaluated for impairment	$-	-

The following is an assessment of the credit quality for the period indicated:
	June 30,	March 31,
	2011	2011

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$933,973,070	870,235,654
Consumer loans- bankrupt accounts	5,103,968	4,810,026
Total	$939,077,038	875,045,680

Consumer credit exposure
Credit risk profile based on payment activity
Performing	$904,721,166	841,856,489
Contractual non-performing, 61 or more days delinquent	34,355,872	33,189,191

Total	$939,077,038	875,045,680

Delinquent renewals	$20,261,316	19,330,235

Credit risk profile based on customer type
New borrower	$101,571,010	101,948,334
Former borrower	82,524,681	68,628,863
Refinance	734,720,031	685,138,248
Delinquent refinance	20,261,316	19,330,235
Total	$939,077,038	875,045,680

The following is a summary of the past due receivables as of:

	June 30,	March 31,	June 30,
	2011	2011	2010

Recency basis:
30-60 days past due	$28,710,257	21,533,219	25,945,567
61-90 days past due	16,773,774	12,894,240	14,541,406
91 days or more past due	7,683,724	8,297,319	6,279,087
Total	$53,167,755	42,724,778	46,766,060

Percentage of period-end gross loans receivable	5.7%	4.9%	5.7%

Contractual basis:
30-60 days past due	$32,779,642	23,705,287	28,782,314
61-90 days past due	19,009,487	16,564,121	16,661,289
91 days or more past due	15,346,385	16,625,070	13,209,236
Total	$67,135,514	56,894,478	58,652,839

Percentage of period-end gross loans receivable	7.2%	6.5%	7.1%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended
	June 30,
	2011	2010
Basic:
Weighted average common shares outstanding (denominator)	15,481,814	16,130,434

Diluted:
Weighted average common shares outstanding	15,481,814	16,130,434
Dilutive potential common shares
Stock options	408,599	315,906
Conversion premium on convertible notes	27,631	-
Weighted average diluted shares outstanding (denominator)	15,918,044	16,446,340

For the three months ended June 30, 2011, the warrants related to the convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive.

For the three months ended June 30, 2010, options to purchase 12,190 shares of common stock at various prices were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.  The shares related to the conversion premium on the convertible senior notes payable and related warrants were also not included in the computation of diluted earnings per share because the effect of such instruments was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan and a 2008 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,850,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans is generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2011, there were 237,244 shares available for grant under the plans.

Stock based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  Stock option compensation is recognized as an expense over the unvested portion of all stock option awards granted based on the fair values estimated at grant date in accordance with the provisions of FASB ASC Topic 718-10.  The Company has applied the Black-Scholes valuation model in determining the fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

There were no option grants during the quarters ended June 30, 2011 or June 30, 2010.

Option activity for the three months ended June 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,178,600	$30.02
Granted	-	-
Exercised	(46,600)	31.62
Forfeited	(17,100)	31.42
Expired	-	-
Options outstanding, end of period	1,114,900	$29.93	6.99	$39,734,857
Options exercisable, end of period	320,300	$25.78	4.14	$12,743,350

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2011.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2011 and 2010 was as follows:

	June 30,	June 30,
	2011	2010
Three months ended	$1,576,465	$456,056

As of June 30, 2011 total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $8.6 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Restricted Stock

On April 29, 2011, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $67.95 per share to its independent directors.  All of the shares granted vested immediately.

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately and one-third will vest on November 8, 2011 and 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares will vest on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On April 30, 2010, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $35.28 per share to its independent directors.  All of the shares granted vested immediately.

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 9, 2010 and the final third is scheduled to vest on November 9, 2011.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers.  The 23,159 shares will vest on April 30, 2012 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 10, 2009 and 2010, respectively.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  The 29,100 shares will vest on November 10, 2011 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $1.0 million and $665,000, respectively, of compensation expense for the quarters ended June 30, 2011 and 2010 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of June 30, 2011, there was approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.6 years.

A summary of the status of the Company’s restricted stock as of June 30, 2011, and changes during the quarter ended June 30, 2011, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2011	59,836	$22.62
Granted during the period	10,000	67.95
Vested during the period	(10,000)	67.95
Cancelled during the period	-	-
Outstanding at June 30, 2011	59,836	$22.62

Total share-based compensation included as a component of net income during the quarters ended June 30, 2011 and 2010 was as follows:

	2011	2010
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$868,271	720,897
Share-based compensation related to restricted stock	1,040,007	665,397

Total share-based compensation related to equity classified awards	$1,908,278	1,386,294

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2011 and 2010:

	2011	2010

Number of offices purchased	7	4
Merged into existing offices	4	2

Purchase Price	$1,749,040	838,737
Tangible assets:
Net loans	1,416,613	688,820
Furniture, fixtures & equipment	7,500	2,000
	1,424,113	690,820

Excess of purchase prices over carrying value of net tangible assets	$324,927	147,917

Customer lists	293,927	90,425
Non-compete agreements	31,000	20,000
Goodwill	-	37,492

Total intangible assets	$324,927	147,917

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the quarter ended June 30, 2011, three acquisitions were recorded as business combinations, which were purchased at a discount resulting in no goodwill being recorded.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the quarter ended June 30, 2011, four acquisitions were recorded as asset acquisitions.

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

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the consolidated results of operations as reported.

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

The carrying amounts of the debt and equity components are as follows (in thousands):

	June 30, 2011	March 31, 2011

Face value of convertible debt	$77,000	77,000
Unamortized discount	(906)	(1,820)
Net carrying amount of debt component	76,094	75,180

Carrying amount of equity component	$22,586	22,586

For the three months ended June 30, 2011 and 2010, the effective interest rate on the liability component was 7.9% and 8.2%, respectively.  Interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $0.6 million and $0.9 million, respectively, for the three months ended June 30, 2011.  Interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component was $0.6 million and $0.9 million, respectively, for the three months ended June 30, 2010.  The remaining discount on the liability component will be amortized over 3 months.

NOTE 10 – DEBT

The Company's notes payable consist of:

Senior Notes Payable $225,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $225,000,000 with $141,150,000 outstanding at June 30, 2011, subject to a borrowing base formula.  The Company may borrow, at its option, at the rate of prime or LIBOR plus 3.00% with a minimum of 4.00%.  At June 30, 2011 and March 31, 2011, the Company’s prime interest rate was 4.25%, and the unused amount available under the revolver at June 30, 2011 was $83,850,000.  The revolving credit facility has a commitment fee of 0.375% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on August 31, 2012.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Junior Subordinated Note Payable

On September 17, 2010, the Company entered into a $75.0 million Junior Subordinated Note Payable with Wells Fargo Preferred Capital, Inc. (“Wells Fargo”) providing for a non-revolving line of credit maturing on September 17, 2015.  Wells Fargo is also a lender under the Revolving Credit Agreement.

Funds borrowed under the Junior Subordinated Note Payable bear interest at LIBOR plus 4.875% per annum.  At June 30, 2011, the interest rate on borrowings under the Junior Subordinated Note Payable was 5.2%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the Junior Subordinated Note Payable may not exceed specified percentages of eligible loans receivable.  On June 30, 2011, $30 million was outstanding and there was $45.0 million of unused borrowing availability under the borrowing base limitations.  The initial $30.0 million draw on the Junior Subordinated Note Payable was used to pay down the outstanding balance on the revolving credit facility.  Beginning September 17, 2011, the maximum available borrowings will be reduced by $5.0 million annually.

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

The fair value of the Company’s interest rate derivative instruments is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swaps
June 30, 2011:
Accounts payable and accrued expenses	$219,922
Fair value of derivative instrument	$219,922

March 31, 2011:
Accounts payable and accrued expenses	$319,235
Fair value of derivative instrument	$319,235

The interest rate swap is currently in a liability position, and as a result there is no significant risk of loss related to counterparty credit risk.

The (losses) gains recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps are as follows:

	Three months ended June 30,
	2011	2010
Realized losses
Interest rate swaps - included as a component of interest expense	$(110,403)	(445,811)

Unrealized gains
Interest rate swaps - included as a component of other income
	$99,313	365,490

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

NOTE 12 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of June 30, 2011, the Company has determined that approximately $559,000 of cumulative undistributed net earnings of SWAC and approximately $1.4 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of June 30, 2011 and March 31, 2011, the Company had $2.4 million and $2.3 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.0 million and $958,000, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2011, approximately $858,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and the settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2011, the Company had $212,000 accrued for gross interest, of which $35,000 was a current period expense.

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

NOTE 13 – SUBSEQUENT EVENT

Subsequent events have been evaluated through August 3, 2011, the date that these unaudited consolidated financial statements were issued.  The following is a result of such review.

NOTE 14 – LITIGATION

At June 30, 2011, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  Based on current knowledge, management does not believe that losses arising from pending matters, including those described below, will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

As previously reported, on September 24, 2010, the Company and World Finance Corporation of Georgia were served with a summons and complaint in the case of Rita Hopkins vs. World Acceptance Corporation; World Finance Corporation of Georgia; Fortegra Financial Corporation, f/k/a Life of the South; and Life of the South Insurance Company, in the Superior Court of Fulton County, Georgia (case number 2010CV191370) (subsequently removed on October 22, 2010 to the U.S. District Court for the Northern District of Georgia (case No. 1:10-cv-03429-SC).  Under the complaint, as amended, plaintiff alleged violations of Georgia and other potentially applicable states’ laws, as well as federal law, in connection with the sale of non-file insurance products and sought class certification, unspecified monetary damages, injunctive and declaratory relief and attorney’s fees.  On June 29, 2011, the U.S. District Court ordered the plaintiff to resolve her claims, if at all, through individual arbitration, and stayed the lawsuit pending arbitration. The plaintiff recently filed a notice of intent to appeal. The Company is vigorously defending itself in this matter.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2011	2010
	(Dollars in thousands)

Average gross loans receivable ¹	$906,330	796,368
Average net loans receivable ²	665,256	588,022

Expenses as a % of total revenue:
Provision for loan losses	18.5%	17.8%
General and administrative	52.4%	51.9%
Total interest expense	2.7%	3.0%

Operating margin ³	29.1%	30.3%

Return on average assets (trailing 12 months)	13.7%	13.0%

Offices opened or acquired, net	20	20

Total offices (at period end)	1,087	1,010

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

Comparison of Three Months Ended June 30, 2011, Versus
Three Months Ended June 30, 2010

Net income increased to $20.2 million for the three months ended June 30, 2011, an increase of 7.8% from the three month period ended June 30, 2010.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $2.4 million, or 7.2%, interest expense increased by 0.9% and income taxes increased by 8.0%.

Total revenues rose to $123.2 million during the quarter ended June 30, 2011, an 11.6% increase over the $110.4 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 987 offices open throughout both quarterly periods increased by approximately 9.0%.  At June 30, 2011, the Company had 1,087 offices in operation, an increase of 20 offices from March 31, 2011.

Interest and fee income for the quarter ended June 30, 2011 increased by $11.3 million, or 11.7%, over the same period of the prior year.  This increase resulted from a $110.0 million increase, or 13.8%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.5 million, or 10.4%, between the two quarterly periods.  Insurance commissions increased by approximately $1.1 million, or 10.9%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $0.4 million.

The provision for loan losses during the quarter ended June 30, 2011 increased by $3.1 million, or 15.9%, from the same quarter last year.  Accounts 61 days or more past due increased from 2.5% to 2.6% on a recency basis and increased from 3.6% to 3.7% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans were 12.5% (annualized) during the most recent quarter and the prior year first quarter. The 12.5% net charge-off (annualized) ratio is consistent with charge-off levels prior to the economic recession.  Historical charge-off ratios for the Company’s for first quarter, in the three fiscal years prior to June 2008, were as follows:  12.7% June 2007, 11.6% June 2006 and 13.9% June 2005.

General and administrative expenses for the quarter ended June 30, 2011 increased by $7.2 million, or 12.6% over the same quarter of fiscal 2011.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 4.4% when comparing the two periods.  During the first quarters of fiscal 2012 and fiscal 2011, the Company opened or acquired 20 branches.  The total general and administrative expense as a percent of total revenues increased slightly from 51.9% for the three months ended June 30, 2010 to 52.4% for the three months ended June 30, 2011.

Interest expense increased 0.9% when comparing the two corresponding quarterly periods as a result of an increase in the average outstanding debt balance, which was partially offset by a decrease in the average interest rate.

The Company’s effective income tax rate increased slightly to 37.8 % for the quarter ended June 30, 2011 from 37.7% for the prior year quarter.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2011.
Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $599.5 million at March 31, 2008 to $875.0 million at March 31, 2011, net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $199.8 million, $183.6 million and $153.9 million, respectively.

The Company believes stock repurchases and debt repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of August 3, 2011, the Company has $3.4 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 63 branches in the United States and 10 branches in Mexico during fiscal 2012.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2011.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired three offices and four loan portfolios from five competitors in four states during the first quarter of fiscal 2012. Gross loans receivable purchased in these transactions were approximately $1.7 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $225.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2012.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At June 30, 2011, the effective interest rate on borrowings under the revolving credit facility was 4.2%.   The Company pays a commitment fee equal to 0.375% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2011, $141.2 million was outstanding under this facility, and there was $83.8 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75.0 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At June 30, 2011, the interest rate on borrowings under the junior subordinated note payable was 5.2%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On June 30, 2011, $30 million was outstanding and there was $45 million of unused borrowing availability under the borrowing base limitations.  The initial $30.0 million draw on the junior subordinated note payable was used to pay down the outstanding balance on the revolving credit facility.  Beginning September 17, 2011 the maximum available borrowings will be reduced by $5.0 million annually.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of June 30, 2011, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility, junior subordinated note payable, or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2011 (as supplemented by any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2012), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently-enacted, proposed or future legislative or regulatory actions, changes, or developments; changes in interest rates; risks related to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, junior subordinated note payable, and an interest rate swap.  Fair value approximates carrying value for all of these instruments, except the convertible notes payable, for which the fair value of $83.2 million represents the quoted market price.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $141.2 million at June 30, 2011.  At June 30, 2011, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum. The Company’s outstanding debt under its junior subordinated note payable was $30.0 million at June 30, 2011.  At June 30, 2011, interest on borrowings under this facility was based on LIBOR plus 4.875%.

Based on the outstanding balance at June 30, 2011, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.6 million on an annual basis.

In December 2008, the Company entered into a $20 million interest rate swap, which will expire on December 8, 2011, to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.

In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of June 30, 2011 the fair value of the interest rate swap was a liability of approximately $220,000 and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $99,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 7.1% and 5.1% of total revenues during the three month periods ended June 30, 2011 and 2010, respectively and net loans denominated in Mexican pesos were approximately $35.0 million (USD) and $32.3 million (USD) at June 30, 2011 and March 31, 2011, respectively.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At June 30, 2011, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the quarter ended June 30, 2011. The Company will continue to monitor and assess the effect of currency fluctuations and may institute further hedging alternatives.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2011. During the first quarter of fiscal 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  The Company believes that it is not presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.  See Note 14 of the unaudited consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

On May 23, 2011, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on April 26, 2011.  After taking into account all shares repurchased through August 3, 2011, the Company has $3.4 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.   Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended June 30, 2011:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

April 1 through April 30, 2011	-	$-	-	$25,222,827	*
May 1 through May 31, 2011	405,000	63.87	405,000	24,354,092	*
June 1 through June 30, 2011	327,600	64.00	327,600	3,387,010

Total for the quarter	732,600	$63.93	732,600

*On April 26, 2011 and on May 23, 2011, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock, respectively.  These repurchase authorizations follow, and are in addition to, a similar repurchase authorization of $20 million announced on August 4, 2010.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.6	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.7	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

4.8	Subordination and Intercreditor Agreement, dated as of September 17, 2010, among World Acceptance Corporation, Wells Fargo Preferred Capital, Inc., individually and as agent, Bank of Montreal, individually and as agent, and Harris N.A., as senior collateral agent.	10.5	9-21-10 8-K

4.9	Subordinated Credit Agreement, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Agent and as Bank.	10.6	9-21-10 8-K

4.10	Subordinated Subsidiary Guaranty Agreement, dated as of September 17, 2010, by the subsidiaries of World Acceptance Corporation party thereto in favor of Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.7	9-21-10 8-K

4.11	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.8	9-21-10 8-K

Previous Exhibit Number	Description	Company Exhibit Number	Registration No. or Report

4.12	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, among the subsidiaries of World Acceptance Corporation party thereto and Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.9	9-21-10 8-K

4.13	Form of 3.00% Convertible Senior Subordinated Note due October 2011	4.1	10-12-06 8-K

4.14	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended June 30, 2011, formatted in XBLR:
(i) Consolidated Balance Sheet as of June 30, 2011 and March31, 2011;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010;
(iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010; and
(iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: August 3, 2011

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: August 3, 2011