Form 10-Q
period 2011-09-30
WORLD ACCEPTANCE CORP
filed 2011-11-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from____________________to ___________________________

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

Large Accelerated Filer	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reportingcompany)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of November 1, 2011 was 14,642,565.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	3

	Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the year ended March 31, 2011 and the six months ended September 30, 2011	5

	Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		29

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2011” are to the Company’s fiscal year ended March 31, 2011.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$13,060,903	8,030,580
Restricted cash (See Note 12)	77,000,000	-
Gross loans receivable	964,955,462	875,045,680
Less:
Unearned interest and fees	(258,484,255)	(228,974,132)
Allowance for loan losses	(54,164,473)	(48,354,994)
Loans receivable, net	652,306,734	597,716,554
Property and equipment, net	23,198,511	23,366,207
Deferred taxes	17,958,115	14,480,025
Other assets, net	9,309,118	10,804,113
Goodwill	5,634,586	5,634,586
Intangible assets	5,884,884	6,364,890
Total assets	$804,352,851	666,396,955

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	232,600,000	82,250,000
Convertible senior subordinated notes payable	77,000,000	77,000,000
Discount on convertible subordinated notes payable	-	(1,819,600)
Net of discount	77,000,000	75,180,400
Junior subordinated note payable	50,000,000	30,000,000
Income taxes payable	11,615,103	13,097,419
Accounts payable and accrued expenses	20,493,944	23,293,967
Total liabilities	391,709,047	223,821,786

Shareholders' equity:
Preferred stock, no par value
Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value
Authorized 95,000,000 shares; issued and outstanding 14,636,365 and 15,711,365 shares at September 30, 2011 and March 31, 2011, respectively	-	-
Additional paid in capital	52,081,367	47,352,738
Retained earnings	365,509,693	395,086,232
Accumulated other comprehensive (loss) income	(4,947,256)	136,199
Total shareholders' equity	412,643,804	442,575,169
Commitments and contingencies

	$804,352,851	666,396,955

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2011	2010	2011	2010

Revenues:
Interest and fee income	$116,232,521	103,717,055	223,581,026	199,787,798
Insurance commissions and other income	15,906,450	14,348,036	31,714,007	28,675,457
Total revenues	132,138,971	118,065,091	255,295,033	228,463,255

Expenses:
Provision for loan losses	30,057,269	27,275,104	52,896,383	46,973,312
General and administrative expenses:
Personnel	40,742,200	37,350,702	85,377,423	77,084,671
Occupancy and equipment	8,719,513	7,893,050	16,938,624	15,081,808
Advertising	2,698,483	2,606,815	5,481,742	5,069,131
Amortization of intangible assets	434,208	510,186	866,997	1,016,822
Other	8,869,095	7,729,991	17,312,004	15,135,835
Total general and administrative expenses	61,463,499	56,090,744	125,976,790	113,388,267

Interest expense	3,947,066	4,095,828	7,330,936	7,449,796
Total expenses	95,467,834	87,461,676	186,204,109	167,811,375

Income before income taxes	36,671,137	30,603,415	69,090,924	60,651,880

Income taxes	13,367,213	10,369,185	25,604,902	21,702,938
Net income	$23,303,924	20,234,230	43,486,022	38,948,942

Net income per common share:
Basic	$1.56	1.29	2.86	2.45
Diluted	$1.52	1.26	2.78	2.40

Weighted average common shares outstanding:
Basic	14,915,026	15,653,612	15,196,871	15,890,720
Diluted	15,327,695	16,023,071	15,618,842	16,235,868

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income (Loss)

Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (447,250 shares), including tax benefits of $1,923,628 related to these stock exercises	13,806,260	-	-	13,806,260
Common stock repurchases (1,298,057 shares)	-	(53,342,516)	-	(53,342,516)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,485,359	-	-	1,485,359
Stock option expense	3,855,348	-	-	3,855,348
Proceeds from the sale of the call option and warrants associated with the convertible notes	1,092,949	-	-	1,092,949
Other comprehensive income	-	-	1,480,635	1,480,635	1,480,635
Net income	-	91,249,180	-	91,249,180	91,249,180
Total comprehensive income	-	-	-	-	92,729,815

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169
Proceeds from exercise of stock options (68,700 shares), including tax benefit of $462,974 related to these stock exercises	1,658,189	-	-	1,658,189
Common stock repurchases (1,153,700 shares)	-	(73,062,561)	-	(73,062,561)
Issuance of restricted common stock under stock option plan (10,000 shares)	1,404,478	-	-	1,404,478
Stock option expense	1,665,962	-	-	1,665,962
Other comprehensive loss	-	-	(5,083,455)	(5,083,455)	(5,083,455)
Net income	-	43,486,022	-	43,486,022	43,486,022
Total comprehensive income	-	-	-	-	38,402,567

Balances at September 30, 2011	$52,081,367	365,509,693	(4,947,256)	412,643,804

See accompanying notes to consolidated financial statements.

WORLD ACCPETANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net income	$43,486,022	38,948,942

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	866,997	1,016,822
Amortization of loan costs and discounts	248,462	193,429
Provision for loan losses	52,896,383	46,973,312
Amortization of convertible note discount	1,819,600	1,820,988
Depreciation	3,210,782	2,927,274
Deferred income tax benefits	(3,786,627)	(1,652,777)
Compensation related to stock option and restricted stock plans	3,070,440	2,420,941
Unrealized gains on interest rate swap	(210,260)	(712,313)

Change in accounts:
Other assets	1,162,445	(1,887,468)
Income taxes payable	(2,392,532)	(11,077,054)
Accounts payable and accrued expenses	(2,468,123)	(434,980)

Net cash provided by operating activities	97,903,589	78,537,116

Cash flows from investing activities:
Increase in loans receivable, net	(109,594,808)	(106,171,603)
Net assets acquired from office acquisitions, primarily loans	(1,794,118)	(2,155,336)
Increase in intangible assets from acquisitions	(386,991)	(514,196)
Purchases of property and equipment, net	(3,474,906)	(3,394,045)

Net cash used in investing activities	(115,250,823)	(112,235,180)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	150,350,000	39,700,000
Increase in restricted cash	(77,000,000)	-
Proceeds from junior subordinated note payable	20,000,000	30,000,000
Loan cost associated with junior subordinated note payable	-	(487,500)
Proceeds from exercise of stock options	2,070,760	1,465,684
Repurchase of common stock	(73,062,561)	(34,001,078)
Excess tax benefit from exercise of stock options	462,974	387,343

Net cash provided by financing activities	22,821,173	37,064,449

Increase in cash and cash equivalents	5,473,939	3,366,385

Effects of foreign currency fluctuations on cash	(443,616)	13,729

Cash and cash equivalents at beginning of period	8,030,580	5,445,168

Cash and cash equivalents at end of period	$13,060,903	8,825,282

See accompanying notes to consolidated financial statements.

 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2011, and for the three and six  months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2011, and the results of operations and cash flows for the periods ended September 30, 2011 and 2010, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2011 to conform to fiscal 2012 presentation.  These reclassifications had no impact on shareholders’ equity and comprehensive income (loss) or net income.

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

Intangibles – Goodwill and other

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles – goodwill and other (FASB Accounting Standards Codification (ASC) Topic 350), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The adoption of this pronouncement beginning with the quarter ended June 30, 2011 did not have a material impact on the Company’s consolidated financial statements.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued an accounting pronouncement (ASU 2011-02) related to when a creditor’s determination is considered a troubled debt restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring.  ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying troubled debt restructurings.  ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing the troubled debt restructuring.  At the same time, the Company will be required to disclose the activity-based information about troubled debt restructurings that was previously deferred by FASB ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The adoption of this pronouncement beginning with the quarter ended June 30, 2011 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued an accounting pronouncement (ASU 2011-04) related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt this pronouncement for our fiscal year beginning April 1, 2012.  The Company does not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Testing Goodwill for Impairment

ASU 2011-08, “Testing Goodwill for Impairment,” permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this pronouncement for our fiscal year beginning April 1, 2012.

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

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

●	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at September 30, 2011 and March 31, 2011:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for IdenticalAssets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swap September 30, 2011	$108,975	$-	$108,975	$-
Interest rate swap March 31, 2011	$319,235	$-	$319,235	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique. This method used valuation techniques to convert future amounts to a single present amount. The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	September 30,	March 31,
	2011	2011

Book value:
Senior Note Payable	$232,600	82,250
Junior Subordinated Note Payable	50,000	30,000
Convertible Notes	77,000	75,180
	$359,600	187,430

Estimated fair value:
Senior Note Payable	$232,600	82,250
Junior Subordinated Note Payable	50,000	30,000
Convertible Notes	77,000	85,616
	$359,600	197,866

The difference between the estimated fair value of long-term debt compared with its historical cost reported in our Condensed Consolidated Balance Sheets at March 31, 2011 relates primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes due October 1, 2011.  Since the Convertible Senior Subordinated Notes matured October 1, 2011, the book value approximated the estimated fair value at September 30, 2011.

The carrying value of the senior note payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

There were no assets or liabilities measured at fair value on a non-recurring basis during the first six months of fiscal 2012 or fiscal 2011.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220-10.  The following summarizes accumulated other comprehensive income (loss):

	Three months ended		Six months ended
	September 30,		September 30,

	2011	2010	2011	2010

Balance at beginning of period	$576,994	(2,229,566)	136,199	(1,344,436)
Unrealized income (loss) from foreign exchange translation adjustment	(5,524,250)	808,445	(5,083,455)	(76,685)
Balance at end of period	$(4,947,256)	(1,421,121)	(4,947,256)	(1,421,121)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$50,419,957	44,105,503	48,354,994	42,896,819
Provision for loan losses	30,057,269	27,275,104	52,896,383	46,973,312
Loan losses	(28,249,131)	(25,167,988)	(51,405,944)	(45,737,290)
Recoveries	2,398,885	2,061,741	4,748,215	4,211,938
Translation adjustment	(462,507)	69,061	(429,175)	(1,358)
Balance at end of period	$54,164,473	48,343,421	54,164,473	48,343,421

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

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

	As of September 30,	As of March 31,
	2011	2011

Bankruptcy	$6,573,737	4,810,026
91 days or more delinquent,excluding bankruptcy	18,366,885	16,393,955

Total loans individually evaluated for impairment	$24,940,622	21,203,981

Allowance for impaired loans	(18,954,411)	(16,819,674)

	$5,986,211	4,384,307

Total loans collectively evaluated for impairment	$-	-

 The following is an assessment of the credit quality as of the period indicated:

	September 30,	March 31,
	2011	2011

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$958,381,725	870,235,654
Consumer loans- bankrupt accounts	6,573,737	4,810,026
Total gross loans	$964,955,462	875,045,680

Consumer credit exposure
Credit risk profile based on payment activity Performing	$924,036,632	841,856,489
Contractual non-performing, 61 or more days delinquent	40,918,830	33,189,191

Total gross loans	$964,955,462	875,045,680

Delinquent renewals	$24,797,502	19,330,235

Credit risk profile based on customer type
New borrower	$104,467,816	101,948,334
Former borrower	85,763,898	68,628,863
Refinance	749,926,246	685,138,248
Delinquent refinance	24,797,502	19,330,235
Total gross loans	$964,955,462	875,045,680

The following is a summary of the past due receivables as of:

	September 30,	March 31,	September 30,
	2011	2011	2010

Recency basis:
30-60 days past due	$31,696,312	21,533,219	29,131,159
61-90 days past due	18,683,495	12,894,240	16,731,697
91 days or more past due	10,257,771	8,297,319	8,598,900
Total	$60,637,578	42,724,778	54,461,756

Percentage of period-end gross loans receivable	6.3%	4.9%	6.3%

Contractual basis:
30-60 days past due	$35,664,457	23,705,287	32,077,482
61-90 days past due	22,243,803	16,564,121	19,777,796
91 days or more past due	18,675,027	16,625,070	16,412,781
Total	$76,583,287	56,894,478	68,268,059

Percentage of period-end gross loans receivable	7.9%	6.5%	7.9%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended		Six months ended
	September 30,		September 30,

	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding (denominator)	14,915,026	15,653,612	15,196,871	15,890,720

Diluted:
Weighted average common shares outstanding	14,915,026	15,653,612	15,196,871	15,890,720
Dilutive potential common shares
Stock options	403,060	369,459	404,051	345,148
Conversion premium on convertible notes	9,609	-	17,920	-
Weighted average diluted shares outstanding (denominator)	15,327,695	16,023,071	15,618,842	16,235,868

During the three months and the six months ended September 30, 2011 and 2010, the warrants related to the convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants have a strike price of $73.97 and are generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

During the three months ended September 30, 2011 and 2010 there were no anti-dilutive shares.

During the six months ended September 30, 2011 there were no anti-dilutive shares.  Options to purchase 804 shares of common stock at various prices were outstanding during the six months ended September 30, 2010, but were not included in the computation of diluted EPS because the options were anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans is generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of the grant.  At September 30, 2011, there were 1,737,244 shares available for grant under the plans.

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

There were no option grants during the six months ended September 30, 2011 or September 30, 2010.

Option activity for the six months ended September 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining ContractualTerm	Aggregated Intrinsic Value

Options outstanding, beginning of year	1,178,600	$30.02
Granted	-	-
Exercised	(68,700)	30.14
Forfeited	(17,100)	31.42
Options outstanding, end of period	1,092,800	$29.99	6.78	$28,370,419
Options exercisable, end of period	298,200	$25.69	3.84	$9,022,964

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2011.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2011 and 2010 was as follows:

	2011	2010
Three months ended	$823,957	$1,353,962
Six months ended	$2,400,422	$1,810,018

As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.8 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

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

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain officers.  One-third of the restricted stock vested immediately, and one-third vested on November 10, 2009 and 2010, respectively.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  The 29,100 shares will vest on November 10, 2011 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $364,000 and $316,000, respectively, of compensation expense for the three months ended September 30, 2011 and 2010 and recognized approximately $1.4 million and $981,000, respectively, for the six months ended September 30, 2011 and 2010 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of September 30, 2011, there was approximately $939,000 of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.5 years.

A summary of the status of the Company’s restricted stock as of September 30, 2011, and changes during the six months ended September 30, 2011, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2011	59,836	$22.62
Granted during the period	10,000	67.95
Vested during the period	(10,000)	67.95
Cancelled during the period	-	-
Outstanding at September 30, 2011	59,836	$22.62

Total share-based compensation included as a component of net income during the three months and six months ended September 30, 2011 and 2010 was as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$797,692	718,616	1,665,962	1,439,513
Share-based compensation related to restricted stock units	364,470	316,031	1,404,478	981,428

Total share-based compensation related to equity classified awards	$1,162,162	1,034,647	3,070,440	2,420,941

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2011 and 2010:

	2011	2010

Number of offices purchased	12	9
Merged into existing offices	11	5

Purchase Price	$2,181,109	2,697,175
Tangible assets:
Net Loans	1,786,618	2,179,979
Furniture, fixtures & equipment	7,500	3,000

Excess of purchase prices over carrying value of net tangible assets	$386,991	514,196

Customer lists	336,991	453,203
Non-compete agreements	50,000	43,000
Goodwill	-	17,993
Total intangible assets	$386,991	514,196

The Company evaluates each acquisition to determine if the acquired assets meet the definition of a business.  The acquired assets that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2011, one acquisition was recorded as a business combination, which was purchased at a discount and resulted in no goodwill being recorded.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the six months ended September 30, 2011, eleven acquisitions were recorded as asset acquisitions.

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

NOTE 9 – DEBT

First Amendment to the Amended and Restated Revolving Credit Facility

On August 31, 2011, the Company entered into a the First Amendment  (the “Amendment”) of the Amended and Restated Revolving Credit Agreement, dated as of September 17, 2010, as amended (as so amended and restated, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Bank of Montreal, as Administrative Agent.  The Amendment amends the Revolving Credit Agreement by extending its term through August 31, 2013and changing the revolving credit commitment amount up to $300.0 million.   In addition, the commitment fee on the unused portion of the commitment was increased from 0.375% to 0.4% per annum.

The Company may borrow, at its option, at the rate of prime or LIBOR plus 3.0% with a minimum of 4.0%.  At September 30, 2011 and March 31, 2011, the Company’s prime interest rate was 4.25%, and the unused amount available under the Revolver Credit Agreement at September 30, 2011 was $67,400,000.

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

Funds borrowed under the Junior Subordinated Note Payable bear interest at LIBOR plus 4.875% per annum.  At September 30, 2011, the interest rate on borrowings under the Junior Subordinated Note Payable was 5.1%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the Junior Subordinated Note Payable may not exceed specified percentages of eligible loans receivable.  On September 30, 2011, $50.0 million was outstanding and there was $20.0 million of unused borrowing availability under the borrowing base limitations.  Beginning September 17, 2011, the maximum available borrowings were reduced by $5.0 million, and will be reduced by $5.0 million annually thereafter.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair value of the Company’s interest rate derivative instrument is included in the Consolidated Balance Sheets as follows:

Interest
Rate Swap
September 30, 2011:
Accounts payable and accrued expenses	$108,975
Fair value of derivative instrument	$108,975

March 31, 2011:
Accounts payable and accrued expenses	$319,235
Fair value of derivative instrument	$319,235

The interest rate swap is currently in a liability position, and as a result there is no significant risk of loss related to counterparty credit risk.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swap are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized losses
Interest rate swap - included as a component of interest expense	$(112,340)	(447,812)	(222,743)	(893,623)
Unrealized gains
Interest rate swap - included as a component of other income	$110,947	346,823	210,260	712,313

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

NOTE 11 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de Mexico, S.A. de C.V., SOFOM ENR (“WAC”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of September 30, 2011, the Company has determined that approximately $629,000 of cumulative undistributed net earnings of SWAC and approximately $2.2 million of cumulative undistributed net earnings of WAC, as well as the future net earnings and losses of both foreign subsidiaries will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.  As of September 30, 2011 and March 31, 2011, the Company had $2.3 million of total gross unrecognized tax benefits including penalties and interest, respectively. Approximately $1 million and $958,000, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  At September 30, 2011, approximately $646,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2011, the Company had $556,000 accrued for gross interest, of which $380,000 was a current period expense.

The Company is subject to U.S. and Mexican income taxes, as well as taxes from various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 12 – SUBSEQUENT EVENT

Subsequent events have been evaluated through November 1, 2011, the date these unaudited consolidated financial statements were issued.

On October 10, 2006, the Company issued $110 million aggregate principal amount of its 3.0% convertible senior subordinated notes due October 1, 2011 (the “Convertible Notes”) to qualified institutional brokers in accordance with Rule 144A of the Securities Act of 1933.  As of September 30, 2011 $77.0 million in aggregate principal amount of the Convertible Notes was outstanding.  On September 30, 2011, the Company wired $77.0 million, which was considered restricted cash on the September 30, 2011 balance sheet, to the Trustee for the Convertible Notes in satisfaction of its obligation to repay the Convertible Notes at maturity.

NOTE 13 – LITIGATION

At September 30, 2011, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  Based on current knowledge, management does not believe that losses arising from pending matters will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)

Average gross loans receivable ¹	$957,903	850,622	931,122	823,330
Average net loans receivable ²	699,978	625,104	682,096	606,448

Expenses as a % of total revenue:
Provision for loan losses	22.7%	23.1%	20.7%	20.6%
General and administrative	46.5%	47.5%	49.3%	49.6%
Total interest expense	3.0%	3.5%	2.9%	3.3%

Operating margin ³	30.7%	29.4%	29.9%	29.8%

Return on average assets (trailing 12 months)	13.7%	13.4%	13.7%	13.4%

Offices opened or acquired, net	21	24	41	44

Total offices (at period end)	1,108	1,034	1,108	1,034

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

Comparison of Three Months Ended September 30, 2011, Versus
Three Months Ended September 30, 2010

Net income increased to $23.3 million for the three months ended September 30, 2011, or 15.2%, from the three month period ended September 30, 2010.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $5.9 million, or 17.1%; interest expense decreased by approximately $149,000, or 3.6%, and income tax expense increased by $3.0 million, or 28.9%.

Total revenues rose to $132.1 million during the quarter ended September 30, 2011, an 11.9% increase over the $118.1 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 987 offices open throughout both quarterly periods increased by approximately 9.0%.  At September 30, 2011, the Company had 1,108 offices in operation, an increase of 41 offices from March 31, 2011.

Interest and fee income for the quarter ended September 30, 2011 increased by $12.5 million, or 12.1%, over the same period of the prior year.  This increase resulted from a $74.9 million increase, or 12.0%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $1.6 million, or 10.9%, between the two quarterly periods.  Insurance commissions increased by approximately $1.4 million, or 14.4%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $120,000, or 2.7%.

The provision for loan losses during the three months ended September 30, 2011 increased by $2.8 million, or 10.2% due to loan growth, from the same quarter last year.  Accounts that were 61+ days past due increased from 2.9% to 3.0% on a recency basis and remained flat at 4.2% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans remained consistent at 14.8% (annualized) for both the two quarter end periods.  Over the last ten years charge-off ratios during the second fiscal quarter have ranged from a high of 17.0% in fiscal 2008 to a low of 14.0% in fiscal 2006.

Management’s close monitoring of the Company’s loan portfolio credit risk has served the Company well during the current economic environment.  Management believes that our underwriting standards help to mitigate the credit risk.  One requirement that has always been part of the underwriting process is that the customer must have enough free income to support his/her monthly living expense and to support the monthly loan payment.  In addition, due to the short term nature of our loans and our aggressive charge-off policies, any deterioration in our loan quality is quickly reflected in our provision.

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

General and administrative expenses for the quarter ended September 30, 2011 increased by $5.4 million, or 9.6% over the same quarter of fiscal 2011.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.9% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 46.5% for the three months ended September 30, 2011 and was 47.5% for the three months ended September 30, 2010.

Interest expense decreased by approximately $149,000 when comparing the two corresponding quarterly periods as a result of one of the Company’s interest rate swaps maturing during the prior year quarter.

The Company’s effective income tax rate increased to 36.5% for the quarter ended September 30, 2011 compared to 33.9% for the prior year quarter.  The increase was primarily the result of the settlement during the prior year with the state of South Carolina for tax years March 31, 1997 through March 31, 2006, which represented a discrete event in the prior year quarter.

Comparison of Six Months Ended September 30, 2011, Versus
Six Months Ended September 30, 2010

Net income increased to $43.5 million for the six months ended September 30, 2011, an increase of 11.6%, from the six month period ended September 30, 2010.  Operating income increased approximately $8.3 million, or 12.2%; interest expense decreased by 1.6% and income taxes increased by 18.0%.

Total revenues rose to $255.3 million during the six months ended September 30, 2011, an 11.7% increase over the $228.5 million for the corresponding six months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 987 offices open throughout both six month periods increased by approximately 9.0%.

Interest and fee income for the six months ended September 30, 2011 increased by $23.8 million, or 11.9%, over the same period of the prior year.  This increase resulted from a $75.6 million increase, or 12.5%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $3.0 million, or 10.6%, between the two six month periods.  Insurance commissions increased by approximately $2.5 million, or 12.7%, during the most recent six months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $510,000, or 5.8%, over the corresponding six months.

The provision for loan losses during the six months ended September 30, 2011 increased by $5.9 million, or 12.6% due to loan growth, from the same period of the prior year.  Accounts that were 61+ days past due increased from 2.9% to 3.0% on a recency basis and remained flat at 4.2% on a contractual basis when comparing the two quarter end statistics.  Net charge-offs as a percentage of average net loans remained consistent at 13.7% (annualized) when comparing the two six month periods.

General and administrative expenses for the six months ended September 30, 2011 increased by $12.6 million, or 11.1% over the same period of fiscal 2010.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.2% when comparing the two periods.  During the first six months of fiscal 2011, the Company opened or acquired 41 branches compared to 44 branches opened or acquired in the first six months of fiscal 2010.  The total general and administrative expense as a percent of total revenues decreased from 49.6% for the six months ended September 30, 2010 to 49.3% for the six months ended September 30, 2011.

Interest expense decreased by approximately $119,000 when comparing the two corresponding six month periods as a result of one of the Company’s interest rate swaps maturing during the prior year six month period.

The Company’s effective income tax rate increased to 37.1% for the six months ended September 30, 2011 compared to 35.8% for the first six months of the prior year.  The increase was primarily the result of the settlement with the state of South Carolina in the prior year period as described above.

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

Income Taxes

Management uses certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in its consolidated financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $599.5 million at March 31, 2008 to $875.0 million at March 31, 2011, net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $199.8 million, $183.6 million, and $153.9 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of November 1, 2011, the Company has $2.2 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 63 branches in the United States and 10 branches in Mexico during fiscal 2012.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2011.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

 The Company acquired one office and 11 loan portfolios from 11 competitors in six states during the first six months of fiscal 2012. Net loans receivable purchased in these transactions were approximately $1.8 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As amended on August 31, 2011, the Company has a $300.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2013.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At September 30, 2011, the effective interest rate on borrowings under the revolving credit facility was 4.1%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2011, $232.6 million was outstanding under this facility, and there was $67.4 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At September 30, 2011, the interest rate on borrowings under the junior subordinated note payable was 5.1%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On September 30, 2011, $50.0 million was outstanding and there was $20.0 million of unused borrowing availability under the borrowing base limitations.  Beginning September 17, 2011, the maximum available borrowings were reduced by $5.0 million, and will be reduced by $5.0 million annually thereafter.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of September 30, 2011, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility, junior subordinated note payable, or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of other indebtedness (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2011, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following:  recently-enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company);  the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At September 30, 2011, the Company’s financial instruments consisted of the following:  cash, loans receivable, senior notes payable, convertible senior subordinated notes payable, junior subordinated note payable, and an interest rate swap.  Fair value approximated carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $232.6 million at September 30, 2011.  At September 30, 2011, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum. The Company’s outstanding debt under its junior subordinated note payable was $50.0 million at September 30, 2011.  At September 30, 2011, interest on borrowings under this facility was based on LIBOR plus 4.875%.

Based on the outstanding balance and terms of the notes payable at September 30, 2011, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.1 million on an annual basis.

In December 2008, the Company entered into a $20 million interest rate swap, which will expire on December 8, 2011, to convert a variable rate of one month LIBOR to a fixed rate of 2.4%.

In accordance with FASB ASC Topic 815-10-15, the Company records derivatives at fair value, as other assets or liabilities, on the consolidated balance sheets.  Since the Company is not utilizing hedge accounting under FASB ASC Topic 815-10-15, changes in the fair value of the derivative instrument are included in other income.  As of September 30, 2011, the fair value of the interest rate swap was a liability of approximately $109,000 and is included in other liabilities.  The change in fair value from the beginning of the fiscal year, recorded as an unrealized gain in other income, was approximately $210,000.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 7.0% and 5.2% of total revenues during the six month periods ended September 30, 2011 and 2010, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues. Net loans denominated in Mexican pesos were approximately $32.5 million (USD) and $26.9 million (USD) at September 30, 2011 and 2010, respectively.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At September 30, 2011, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the six months ended September 30, 2011. The Company will continue to monitor and assess the effect of currency fluctuations and may institute hedging strategies in the future.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2011. During the first six months of fiscal 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See “Note 13 of the Notes to Consolidated Financial Statements” for discussion of current litigation.

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

On August 19, 2011, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on May 23, 2011.  After taking into account all shares repurchased through November 1, 2011, the Company has $2.2 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.   Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

July 1 through July 31, 2011	-	$-	-	$3,387,010
August 1 through August 31, 2011	200,000	61.79	200,000	16,028,700	*
September 1 through September 30, 2011	221,100	62.72	221,100	2,160,266

Total for the quarter	421,100	$62.26	421,100

* On August 19, 2011 the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase of $25 million announced May 23, 2011.

Item 5.        Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED
Item 6.          Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.7	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.8	Amended and Restated Guaranty Agreement dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

4.9	Subordination and Intercreditor Agreement, dated as of September 17, 2010, among World Acceptance Corporation,Wells Fargo Preferred Capital, Inc., individually and as agent, and Bank of Montreal, individually and as agent, and Harris N.A., as senior collateral agent	10.5	9-21-10 8-K

4.10	Subordinated Credit Agreement, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Agent and as Bank	10.6	9-21-10 8-K

4.11	Subordinated Subsidiary Guaranty Agreement, dated as of September 17, 2010, by the subsidiaries of World Acceptance Corporation party thereto in favor of Wells Fargo Preferred Capital, Inc., as Collateral Agent	10.7	9-21-10 8-K

4.12	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, between World AcceptanceCorporation and Wells Fargo Preferred Capital, Inc., as Collateral Agent	10.8	9-21-10 8-K

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

4.13	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, among the subsidiaries of World Acceptance Corporation party thereto and Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.9	9-21-10 8-K

4.14	Form of 3.00% Convertible Senior Subordinated Note due October 2011	4.1	10-12-06 8-K

4.15	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and March 31,2011; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and September 30,2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: November 1, 2011

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: November 1, 2011