Form 10-Q
period 2011-12-31
WORLD ACCEPTANCE CORP
filed 2012-02-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from________________to__________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the issuer’s no par value common stock as of February 2, 2012 was 14,867,925.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3

	Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010	4

	Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the year ended March 31, 2011 and the nine months ended December 31, 2011	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		31

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$14,265,523	8,030,580
Gross loans receivable	1,066,077,904	875,045,680
Less:
Unearned interest and fees	(287,848,599)	(228,974,132)
Allowance for loan losses	(61,118,863)	(48,354,994)
Loans receivable, net	717,110,442	597,716,554
Property and equipment, net	22,820,385	23,366,207
Deferred taxes	20,631,658	14,480,025
Other assets, net	10,366,926	10,804,113
Goodwill	5,634,586	5,634,586
Intangible assets	5,723,550	6,364,890
Total assets	$796,553,070	666,396,955

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior revolving notes payable	278,915,000	82,250,000
Convertible senior subordinated notes payable	-	77,000,000
Discount on convertible subordinated notes payable	-	(1,819,600)
Net of discount	-	75,180,400
Junior subordinated note payable	50,000,000	30,000,000
Income taxes payable	5,442,895	13,097,419
Accounts payable and accrued expenses	22,684,593	23,293,967
Total liabilities	357,042,488	223,821,786

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 14,855,925 and 15,711,365 shares at December 31, 2011 and March 31, 2011, respectively	-	-
Additional paid in capital	61,625,663	47,352,738
Retained earnings	384,170,200	395,086,232
Accumulated other comprehensive (loss) income	(6,285,281)	136,199
Total shareholders' equity	439,510,582	442,575,169
Commitments and contingencies

	$796,553,070	666,396,955

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2011	2010	2011	2010

Revenues:
Interest and fee income	$117,112,842	109,462,166	340,693,868	309,249,964
Insurance commissions and other income	18,833,629	16,577,751	50,547,636	45,253,208
Total revenues	135,946,471	126,039,917	391,241,504	354,503,172

Expenses:
Provision for loan losses	36,109,128	31,961,952	89,005,511	78,935,264
General and administrative expenses:
Personnel	42,097,880	38,936,367	127,475,303	116,021,038
Occupancy and equipment	8,343,121	7,833,837	25,281,745	22,915,645
Advertising	5,854,480	5,272,566	11,336,222	10,341,697
Amortization of intangible assets	414,913	479,839	1,281,910	1,496,661
Other	9,523,762	8,870,428	26,835,766	24,006,263
Total general and administrative expenses	66,234,156	61,393,037	192,210,946	174,781,304

Interest expense	3,338,048	3,803,333	10,668,984	11,253,129
Total expenses	105,681,332	97,158,322	291,885,441	264,969,697

Income before income taxes	30,265,139	28,881,595	99,356,063	89,533,475

Income taxes	10,683,304	10,817,534	36,288,206	32,520,472

Net income	$19,581,835	18,064,061	63,067,857	57,013,003

Net income per common share:
Basic	$1.33	1.15	4.19	3.60
Diluted	$1.30	1.12	4.08	3.52

Weighted average common shares outstanding:
Basic	14,747,139	15,704,165	15,046,415	15,828,309
Diluted	15,119,679	16,103,482	15,453,573	16,203,233

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income (Loss)

Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (447,250 shares), including tax benefits of $1,923,628 related to these stock exercises	13,806,260	-	-	13,806,260
Common stock repurchases (1,298,057 shares)	-	(53,342,516)	-	(53,342,516)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,485,359	-	-	1,485,359
Stock option expense	3,855,348	-	-	3,855,348
Proceeds from the sale of the call option and warrants associated with the convertible notes	1,092,949	-	-	1,092,949
Other comprehensive income	-	-	1,480,635	1,480,635	1,480,635
Net income	-	91,249,180	-	91,249,180	91,249,180
Total comprehensive income	-	-	-	-	92,729,815

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (268,000 shares), including excess tax benefit of $914,886 related to these stock exercises	9,375,695	-	-	9,375,695
Common stock repurchases (1,167,245 shares)	-	(73,983,889)	-	(73,983,889)
Issuance of restricted common stock under stock option plan (60,416 shares)	1,180,922	-	-	1,180,922
Stock option expense	3,716,308	-	-	3,716,308
Other comprehensive loss	-	-	(6,421,480)	(6,421,480)	(6,421,480)
Net income	-	63,067,857	-	63,067,857	63,067,857
Total comprehensive income	-	-	-	-	56,646,377

Balances at December 31, 2011	$61,625,663	384,170,200	(6,285,281)	439,510,582

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	December 31,
	2011	2010
Cash flow from operating activities:
Net income	$63,067,857	57,013,003

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	1,281,910	1,496,661
Amortization of loan costs and discounts	280,043	317,662
Provision for loan losses	89,005,511	78,935,264
Amortization of convertible note discount	1,819,600	2,748,803
Depreciation	4,773,549	4,443,265
Deferred income tax benefits	(6,683,729)	(4,364,057)
Compensation related to stock option and restricted stock plans	4,897,230	3,941,794
Unrealized gains on interest rate swap	(319,235)	(920,537)

Change in accounts:
Other assets	(104,144)	(1,341,635)
Income taxes payable	(7,583,342)	(5,932,008)
Accounts payable and accrued expenses	(137,087)	1,997,396

Net cash provided by operating activities	150,298,163	138,335,611

Cash flows from investing activities:
Increase in loans receivable, net	(210,760,223)	(202,048,635)
Net assets acquired from office acquisitions, primarily loans	(2,419,787)	(2,919,688)
Increase in intangible assets from acquisitions	(640,570)	(709,273)
Purchases of property and equipment, net	(4,752,260)	(4,807,311)

Net cash used in investing activities	(218,572,840)	(210,484,907)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	196,665,000	79,450,000
Repayment of the convertible senior subordinated notes payable	(77,000,000)	-
Proceeds from junior subordinated note payable	20,000,000	30,000,000
Loan cost associated with junior subordinated note payable	-	(487,500)
Proceeds from exercise of stock options	8,460,809	5,429,903
Repurchase of common stock	(73,983,889)	(35,941,141)
Excess tax benefit from exercise of stock options	914,886	1,077,055

Net cash provided by financing activities	75,056,806	79,528,317

Increase in cash and cash equivalents	6,782,129	7,379,021

Effects of foreign currency fluctuations on cash	(547,186)	39,329

Cash and cash equivalents at beginning of period	8,030,580	5,445,168

Cash and cash equivalents at end of period	$14,265,523	12,863,518

See accompanying notes to consolidated financial statements.

 WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2011, and for the three and nine months then ended, were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2011, and the results of operations and cash flows for the periods ended December 31, 2011 and 2010, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update (ASU) No. 2010-20 (ASU 2010-20), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 is intended to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The disclosures required under ASU 2010-20 are included in Note 5.

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

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued an accounting pronouncement (ASU 2011-02) related to when a creditor’s determination is considered a troubled debt restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring.  ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying troubled debt restructurings.  ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing the troubled debt restructuring.  At the same time, the Company is required to disclose the activity-based information about troubled debt restructurings that was previously deferred by FASB ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The early adoption of this pronouncement beginning with the quarter ended June 30, 2011 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued an accounting pronouncement (ASU 2011-04) related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt this pronouncement for the Company’s fiscal year beginning April 1, 2012.  The Company does not expect this pronouncement to have a material effect on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this pronouncement for the Company’s fiscal year beginning April 1, 2012.

Testing Goodwill for Impairment

ASU 2011-08, “Testing Goodwill for Impairment,” permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this pronouncement for the Company’s fiscal year beginning April 1, 2012.

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company carries certain financial instruments (derivative assets and liabilities) at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following financial liabilities were measured at fair value on a recurring basis at March 31, 2011:

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Interest rate swap March 31, 2011	$319,235	$-	$319,235	$-

The Company’s interest rate swap was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  As of December 31, 2011 the Company had no outstanding interest rate swaps.

Fair Value of Long-Term Debt

The book value and estimated fair value of the Company’s long-term debt was as follows (in thousands):

	December 31,	March 31,
	2011	2011

Book value:
Senior notes payable	$278,915	82,250
Junior subordinated note payable	50,000	30,000
Convertible notes	-	75,180
	$328,915	187,430

Estimated fair value:
Senior notes payable	$278,915	82,250
Junior subordinated note payable	50,000	30,000
Convertible notes	-	85,616
	$328,915	197,866

The difference between the estimated fair value of long-term debt compared with its historical cost reported in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011 related primarily to market quotations for the Company’s 3% Convertible Senior Subordinated Notes which matured October 1, 2011.

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value, as the notes payable are at a variable interest rate.

There were no assets or liabilities measured at fair value on a non-recurring basis during the first nine months of fiscal 2012 or fiscal 2011.

NOTE 4 – COMPREHENSIVE INCOME

The Company applies the provisions of FASB ASC Topic 220-10.  The following summarizes accumulated other comprehensive income (loss):

	Three months ended		Nine months ended
	December 31,		December 31,

	2011	2010	2011	2010

Balance at beginning of period	$(4,947,256)	(1,421,121)	136,199	(1,344,436)

Unrealized (loss) income from foreign exchange translation adjustment	(1,338,025)	250,334	(6,421,480)	173,649
Balance at end of period	$(6,285,281)	(1,170,787)	(6,285,281)	(1,170,787)

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Balance at beginning of period	$54,164,473	48,343,421	48,354,994	42,896,819
Provision for loan losses	36,109,128	31,961,952	89,005,511	78,935,264
Loan losses	(31,538,663)	(29,203,952)	(82,944,607)	(74,941,242)
Recoveries	2,462,103	2,137,152	7,210,318	6,349,090
Translation adjustment	(78,178)	17,284	(507,353)	15,926
Balance at end of period	$61,118,863	53,255,857	61,118,863	53,255,857

The Company follows FASB ASC Topic 310, which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this accounting literature.  The Company believes that a loan has shown deterioration if it is over 60 days delinquent.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310 have not shown evidence of  deterioration of  credit  quality  since origination,  and therefore,  are not   within the  scope of FASB ASC Topic 310 because the Company did not pay consideration for, or record, acquired loans over 60 days delinquent.  Loans acquired that are more than 60 days past due are included in the scope of the accounting literature and therefore, subsequent refinances or restructures of these loans would not be accounted for as a new loan.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

	As of December 31,	As of March 31,	As of December 31,
	2011	2011	2010

Bankruptcy, gross loans	$5,850,341	4,810,026	5,424,472
91 days or more delinquent,excluding bankruptcy	22,784,021	16,236,862	17,656,915

Total loans (gross) individually evaluated for impairment	$28,634,362	21,046,888	23,081,387

Unearned interest and fees	(5,655,260)	(3,649,341)	(4,283,090)

Total loans (net) individually evaluated for impairment	$22,979,102	17,397,547	18,798,297

Allowance for impaired loans	(22,979,102)	(16,829,496)	(18,176,825)

	$-	568,051	621,472

Total loans collectively evaluated for impairment	$-	-	-

The following is an assessment of the credit quality for the period indicated (unaudited):

	December 31,	March 31,	December 31,
	2011	2011	2010

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$1,060,227,563	870,235,654	960,009,758
Consumer loans- bankrupt accounts	5,850,341	4,810,026	5,424,472
Total gross loans	$1,066,077,904	875,045,680	965,434,230

Consumer credit exposure
Credit risk profile based on payment activity Performing	$1,019,834,095	841,856,489	927,047,239
Contractual non-performing, 61 or more days delinquent	46,243,809	33,189,191	38,386,991

Total gross loans	$1,066,077,904	875,045,680	965,434,230

Delinquent renewals	$22,354,349	19,330,235	20,743,902

Credit risk profile based on customer type
New borrower	$145,258,224	101,948,334	138,392,071
Former borrower	91,050,042	68,628,863	78,779,045
Refinance	807,415,289	685,138,248	727,519,212
Delinquent refinance	22,354,349	19,330,235	20,743,902
Total gross loans	$1,066,077,904	875,045,680	965,434,230

The following is a summary of the past due receivables as of (unaudited):

	December 31,	March 31,	December 31,
	2011	2011	2010

Recency basis:
30-60 days past due	$30,909,259	21,533,219	29,278,452
61-90 days past due	19,265,876	12,894,240	17,561,376
91 days or more past due	12,614,281	8,297,319	9,212,946
Total	$62,789,416	42,724,778	56,052,774

Percentage of period-end gross loans receivable	5.9%	4.9%	5.8%

Contractual basis:
30-60 days past due	$32,995,879	23,705,287	31,621,398
61-90 days past due	23,108,341	16,564,121	20,440,706
91 days or more past due	23,135,468	16,625,070	17,946,285
Total	$79,239,688	56,894,478	70,008,389

Percentage of period-end gross loans receivable	7.4%	6.5%	7.3%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended		Nine months ended
	December 31,		December 31,

	2011	2010	2011	2010
Basic:
Weighted average common shares outstanding (denominator)	14,747,139	15,704,165	15,046,415	15,828,309

Diluted:
Weighted average common shares outstanding	14,747,139	15,704,165	15,046,415	15,828,309
Dilutive potential common shares	372,540	399,317	395,233	374,924
Conversion premium on convertible notes	-	-	11,925	-
Weighted average diluted shares outstanding (denominator)	15,119,679	16,103,482	15,453,573	16,203,233

Options to purchase 47,219 and 48,917 shares of common stock at various prices were outstanding during the three months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share (“EPS”) because the options are anti-dilutive. Options to purchase 16,468 and 21,554 shares of common stock at various prices were outstanding during the nine months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

During the three months and the nine months ended December 31, 2011 and 2010, the warrants related to the convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants have a strike price of $73.97 and are generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 1994 Stock Option Plan, a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 6,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years and may be subject to certain vesting requirements, which are generally five years.  Restricted stock granted under these plans is generally for directors and certain key officers with vesting requirements of up to three years.  Stock options and restricted stock granted under these plans are priced at the market value of the Company's common stock on the date of the grant.  At December 31, 2011, there were 1,467,988 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2011 was $36.15.  The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2010 was $23.96. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Dividend yield	0%	0%	0%	0%
Expected voliatility	56.85%	57.41%	56.85%	57.41%
Average risk-free interest rate	1.12%	1.55%	1.12%	1.55%
Expected life	6.0 years	6.4 years	6.0 years	6.4 years
Vesting period	5 years	5 years	5 years	5 years

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

Option activity for the nine months ended December 31, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,178,600	$30.02
Granted	224,550	67.70
Exercised	(268,000)	31.57
Forfeited	(22,810)	33.39
Options outstanding, end of period	1,112,340	$37.18	7.18	$40,353,080
Options exercisable, end of period	347,230	$26.31	4.35	$16,373,662

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2011.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2011 and 2010 was as follows:

	December 31,	December 31,
	2011	2010
Three months ended	$7,051,893	3,861,220
Nine months ended	$9,452,314	5,671,238

As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $13.8 million, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

Restricted Stock

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately and one-third will vest on November 7, 2012 and 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock will vest on November 7, 2012, 2013 and 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The 11,139 shares will vest on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On April 29, 2011, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $67.95 per share to its independent directors.  All of the shares granted vested immediately.

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately and one-third vested on November 8, 2011 and the final third is scheduled to vest on November 8, 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares will vest on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On April 30, 2010, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $35.28 per share to its independent directors.  All of the shares granted vested immediately.

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 9, 2010 and the final third vested on November 9, 2011.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers.  The 23,159 shares will vest on April 30, 2012 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On November 10, 2008, the Company granted 50,000 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain officers.  One-third of the restricted stock vested immediately, and one-third vested on November 10, 2009 and 2010, respectively.  On that same date, the Company granted an additional 29,100 shares of restricted stock (which are equity classified), with a grant date fair value of $16.85 per share, to certain executive officers.  All 29,100 shares vested on November 10, 2011 based on the Company’s achievement of compounded annual EPS growth of 15% or higher during the award measurement period.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $849,000 and $775,000, respectively, of compensation expense for the three months ended December 31, 2011 and 2010 and recognized $2.3 million and $1.8 million, respectively, for the nine months ended December 31, 2011 and 2010 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  All shares are expected to vest.

As of December 31, 2011, there was approximately $3.5 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.3 years.

A summary of the status of the Company’s restricted stock as of December 31, 2011, and changes during the nine months ended December 31, 2011, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2011	59,836	$22.62
Granted during the period	60,416	67.74
Vested during the period	(67,554)	34.02
Cancelled during the period	(16,611)	67.14
Outstanding at December 31, 2011	36,087	$67.54

Total share-based compensation included as a component of net income during the three months and nine months ended December 31, 2011 and 2010 was as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$2,050,346	1,063,397	3,716,308	2,812,981
Share-based compensation related to restricted stock	848,506	774,746	2,296,183	1,756,175

Total share-based compensation related to equity classified awards	$2,898,852	1,838,143	6,012,491	4,569,156

NOTE 8 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2011 and 2010:

	2011	2010

Number of offices purchased	1	6
Merged into existing offices	19	11

Purchase price	$3,060,356	3,628,961
Tangible assets:
Net loans	2,412,286	2,915,688
Furniture, fixtures & equipment	7,500	4,000
Excess of purchase prices over carrying value of net tangible assets	$640,570	709,273

Customer lists	565,570	574,674
Non-compete agreements	75,000	91,000
Goodwill	-	43,599

Total intangible assets	$640,570	709,273

The Company evaluates each acquisition to determine if the acquired assets meet the definition of a business.  The acquired assets that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2011, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the nine months ended December 31, 2011, 19 acquisitions were recorded as asset acquisitions.

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

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with FASB ASC Topic 360-10-05.  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to an office is less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 9 – DEBT

Amended and Restated Revolving Credit Facility

On August 31, 2011, the Company entered into a First Amendment  (the “Amendment”) to the Amended and Restated Revolving Credit Agreement, dated as of September 17, 2010, as amended (as so amended and restated, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Bank of Montreal, as Administrative Agent.  The Amendment amends the Revolving Credit Agreement by extending its term through August 31, 2013 and changing the revolving credit commitment amount up to $300.0 million.   In addition, the commitment fee on the unused portion of the commitment was increased from 0.375% to 0.4% per annum.

The Company may borrow, at its option, at the bank’s rate of the bank’s prime (bank’s prime rate is defined as prime plus 1%) or LIBOR plus 3.0% with a minimum of 4.0%.  At December 31, 2011 and March 31, 2011, the bank’s prime interest rate was 4.25%, and the unused amount available under the Revolver Credit Agreement at December 31, 2011 was $21,085,000.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Junior Subordinated Note Payable

On September 17, 2010, the Company entered into a $75.0 million Junior Subordinated Note Payable with Wells Fargo Preferred Capital. (“Wells Fargo”) providing for a non-revolving line of credit maturing on September 17, 2015.  Wells Fargo is also a lender under the Revolving Credit Agreement.

Funds borrowed under the Junior Subordinated Note Payable bear interest at LIBOR plus 4.875% per annum.  At December 31, 2011, the interest rate on borrowings under the Junior Subordinated Note Payable was 5.1%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the Junior Subordinated Note Payable may not exceed specified percentages of eligible loans receivable.  On December 31, 2011, $50.0 million was outstanding and there was $20.0 million of unused borrowing availability under the borrowing base limitations.  Beginning September 17, 2011, the maximum available borrowings were reduced by $5.0 million, and will be reduced by $5.0 million annually thereafter.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, which expired on December 8, 2011, the Company paid a fixed rate of 2.4% on the $20 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate.  Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense.

The fair value of the Company’s interest rate derivative instrument is included in the Consolidated Balance Sheets as follows:

Interest Rate Swap
March 31, 2011:
Accounts payable and accrued expenses	$319,235
Fair value of derivative instrument	$319,235

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the Company’s interest rate swap is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Realized losses
Interest rate swap - included as a component of interest expense	$(82,716)	(128,225)	(305,459)	(1,021,848)

Unrealized gains
Interest rate swap - included as a component of other income	$108,975	208,225	319,235	920,537

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

NOTE 11 – INCOME TAXES

The Company is required to assess whether the earnings of the Company’s two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de Mexico, S.A. de C.V., SOFOM ENR (“WAC”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  As of December 31, 2011, the Company has determined that approximately $663,000 of cumulative undistributed net earnings of SWAC and approximately $3.7 million of cumulative undistributed net earnings of WAC, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.  As of December 31, 2011 and March 31, 2011, the Company had $2.3 million of total gross unrecognized tax benefits including penalties and interest, respectively. Approximately $906,000 and $958,000, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.  At December 31, 2011, approximately $792,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2011, the Company had $162,000 accrued for gross interest, of which $14,000 was a current period benefit.

The Company is subject to U.S. and Mexican income taxes, as well as taxes from various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 12 – SUBSEQUENT EVENT

Subsequent events have been evaluated through February 2, 2012, the date these unaudited consolidated financial statements were issued.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

At December 31, 2011 the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  Based on current knowledge, management does not believe that losses arising from pending matters will have a material adverse effect on the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
		(Dollars in thousands)

Average gross loans receivable ¹	$1,003,584	903,622	956,723	850,961
Average net loans receivable ²	733,613	663,183	700,266	625,999

Expenses as a % of total revenue:
Provision for loan losses	26.6%	25.4%	22.7%	22.3%
General and administrative	48.7%	48.7%	49.1%	49.3%
Total interest expense	2.5%	3.0%	2.7%	3.2%

Operating margin ³	24.7%	25.9%	28.1%	28.4%

Return on average assets (trailing 12 months)	13.4%	13.4%	13.4%	13.4%

Offices opened or acquired, net	12	20	53	64

Total offices (at period end)	1,120	1,054	1,120	1,054

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

Comparison of Three Months Ended December 31, 2011, Versus
Three Months Ended December 31, 2010

Net income increased to $19.6 million for the three months ended December 31, 2011, or 8.4%, from the three month period ended December 31, 2010.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $0.9 million, or 2.8%, interest expense decreased by approximately $465,000, or 12.2%, and income tax expense decreased by $134,000, or 1.2%.

Total revenues rose to $135.9 million during the quarter ended December 31, 2011, a 7.9% increase over the $126.0 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 988 offices open throughout both quarterly periods increased by approximately 4.6%.  At December 31, 2011, the Company had 1,120 offices in operation, an increase of 53 offices from March 31, 2011.

Interest and fee income for the quarter ended December 31, 2011 increased by $7.7 million, or 7.0%, over the same period of the prior year.  This increase resulted from a $70.4 million increase, or 10.6%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $2.3 million, or 13.6%, between the two quarterly periods.  Insurance commissions increased by approximately $1.6 million, or 14.2%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $653,000, or 12.3%.

The provision for loan losses during the three months ended December 31, 2011 increased by $4.1 million, or 13.0%, primarily due to loan growth, from the same quarter last year.  Accounts that were 61+ days past due increased from 2.8% to 3.0% on a recency basis and increased from 4.0% to 4.3% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans decreased from 16.3% (annualized) during the prior year third quarter to 15.9% (annualized) during the most recent quarter.  Over the last ten years charge-off ratios during the third fiscal quarter have ranged from a high of 19.6% in fiscal 2008 to a low of 15.3% in fiscal 2002.

Management’s close monitoring of the Company’s loan portfolio credit risk has served the Company well during the current economic environment.  Management believes that our underwriting standards help to mitigate the credit risk.  One requirement that has always been part of the underwriting process is that, at the time a customer’s application is processed, the customer must have enough free income to support his/her monthly living expense and to support the monthly loan payment.  In addition, due to the short-term nature of our loans and our aggressive charge-off policies, any deterioration in our loan quality is quickly reflected in our provision.

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

General and administrative expenses for the quarter ended December 31, 2011 increased by $4.8 million, or 7.9% over the same quarter of fiscal 2011.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.0% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 48.7% for the three months ended December 31, 2011 and December 31, 2010.

Interest expense decreased by approximately $465,000 when comparing the two corresponding quarterly periods, as a result of the average interest rate decreasing from 6.1% during third quarter 2010 to 4.6% during the third quarter 2011.  The decreasing interest rate yield was directly related to the maturity of the convertible subordinated notes and the expiration of the $20 million interest rate swap.  This decrease was partially offset by a 16.1% increase in the average outstanding debt balance.

The Company’s effective income tax rate decreased to 35.3% for the quarter ended December 31, 2011 from 37.5% for the prior year quarter.  The decrease was primarily related to a decrease in foreign tax expense and the recognition of the benefit of state refund claims in the current quarter

Comparison of Nine Months Ended December 31, 2011, Versus
Nine Months Ended December 31, 2010

Net income increased to $63.1 million for the nine months ended December 31, 2011, an increase of 10.6%, from the nine month period ended December 31, 2010.  Operating income increased approximately $9.2 million, or 9.2%, interest expense decreased by 5.2% and income taxes increased by 11.6%.

Total revenues rose to $391.2 million during the nine months ended December 31, 2011, a 10.4% increase over the $354.5 million for the corresponding nine months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both nine month periods.  Revenues from the 988 offices open throughout both nine month periods increased by approximately 7.5%.

Interest and fee income for the nine months ended December 31, 2011 increased by $31.4 million, or 10.2%, over the same period of the prior year.  This increase resulted from a $74.3 million increase, or 11.9%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $5.3 million, or 11.7%, between the two nine month periods.  Insurance commissions increased by approximately $4.1 million, or 13.2%, during the most recent nine months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $1.2 million, or 8.3%, over the corresponding nine months.

The provision for loan losses during the nine months ended December 31, 2011 increased by $10.1 million, or 12.8%, from the same period of the prior year.  Accounts that were 61+ days past due increased from 2.8% to 3.0% on a recency basis and increased from 4.0% to 4.3% on a contractual basis when comparing the two period end statistics. Net charge-offs as a percentage of average net loans decreased from 14.6% (annualized) during the prior year first nine months to 14.4% (annualized) during the most recent nine months.

General and administrative expenses for the nine months ended December 31, 2011 increased by $17.4 million, or 10.0% over the same period of fiscal 2011.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.4% when comparing the two periods.  During the first nine months of fiscal 2012, the Company’s net increase in branches was 53 branches compared to 64 branches opened or acquired in the first nine months of fiscal 2011.  The total general and administrative expense as a percent of total revenues decreased from 49.3% for the nine months ended December 31, 2010 to 49.1% for the nine months ended December 31, 2011.

Interest expense decreased by approximately $584,000 when comparing the two corresponding nine month periods as a result of a decrease in the average interest rate, which decreased from 6.8% during the prior year first nine months to 5.6% for the nine months ended December 31, 2011. The decreasing interest rate yield was directly related to the maturity of the convertible subordinated notes and the expiration of the $20 million interest rate swap.  This decrease was partially offset by a 13.0% increase in the average outstanding debt balance.

The Company’s effective income tax rate increased to 36.5% for the nine months ended December 31, 2010 from 36.3% for the first nine months of the prior year.  The increase was primarily the result of the settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006 which represented a discrete event in the second quarter of the prior year, which was partially offset by the recognition of the benefit of state refund claims in the current quarter.

Regulatory Matters

The Company’s operations are subject to extensive state and federal regulation.  As previously disclosed, potential changes in the nature or scope of these regulations or their application to our business could materially and adversely affect our business, results of operations and prospects.  See Part I, Item 1, “Business—Government Regulation” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011 (the “Form 10-K”), as supplemented by disclosures in this report, including, but not limited to, disclosures under Part II, Item 1A, “Risk Factors,” for further information regarding these regulatory matters.  As noted in Part II, Item 1A of this report, on January 4, 2011, Mr. Richard Cordray was appointed Director of the Consumer Financial Protection Bureau (“CFPB”).  On January 19, 2011, the CFPB held its first public field hearing in Birmingham, Alabama on the subject of “payday lending.”  In prepared remarks, Director Cordray made the following statement:  “Payday loans are short-term, high-cost loans made in exchange for a commitment to repayment from the person’s next paycheck.”  Although such a statement presumably is not a binding definition of “payday loans” for purposes of CFPB regulation and oversight unless and until it is embodied in a rule or regulation promulgated by the CFPB, the Company believes that its loan products are separate and distinct from the products described as “payday loans” in Mr. Cordray’s remarks.  The Company intends to continue monitoring pronouncements and actions of the CFPB, along with other regulatory developments, and can give no assurance that such actions, developments or changes will not materially and adversely affect our business, results of operations and prospects.

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

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2011 and in Note 5 to our unaudited Consolidated Financial statements included in this Form 10-Q report.

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

Liquidity and Capital Resources

The Company has financed its operations, acquisitions and office expansion through a combination of cash flow from operations and borrowings from its institutional lenders.  The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of indebtedness and the repurchase of its common stock.  As the Company's gross loans receivable increased from $599.5 million at March 31, 2008 to $875.0 million at March 31, 2011, net cash provided by operating activities for fiscal years 2011, 2010 and 2009 was $199.8 million, $183.6 million and $153.9, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of February 2, 2012 (including pending repurchase orders subject to settlement), the Company has $12.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 63 branches in the United States and 10 branches in Mexico during fiscal 2012, of which as of December 31, 2011 the Company has opened 48 in the United States and 6 in Mexico.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2011.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired one office and 19 loan portfolios from 16 competitors in 7 states during the first nine months of fiscal 2012. Net loans receivable purchased in these transactions were approximately $2.4 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $300.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2013.  Funds borrowed under the revolving credit facility bear interest, at the Company's option, at either the agent bank's prime rate per annum or the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At December 31, 2011, the interest rate on borrowings under the revolving credit facility was 4.0%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2011, $278.9 million was outstanding under this facility, and there was $21.1 million of unused borrowing availability under the borrowing base limitations.

The Company has a $75.0 million junior subordinated note payable with a bank, which will mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bear interest at LIBOR plus 4.875% per annum.  At December 31, 2011, the interest rate on borrowings under the junior subordinated note payable was 5.1%.   The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the junior subordinated note payable may not exceed specified percentages of eligible loans receivable.  On December 31, 2011, $50.0 million was outstanding, and there was $20.0 million of unused borrowing availability under the borrowing base limitations.   Beginning September 17, 2011, the maximum available borrowings were reduced by $5.0 million, and will be reduced by $5.0 million annually thereafter.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2011, and does not believe that these agreements will materially limit its business and expansion strategy.

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

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash, loans receivable, senior notes payable and junior subordinated note payable.  Fair value approximates carrying value for all of these instruments.  Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $278.9 million at December 31, 2011.  At December 31, 2011, interest on borrowings under this facility was based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum of 4.0% per annum. The Company’s outstanding debt under its junior subordinated note payable was $50.0 million at December 31, 2011.  At December 31, 2011, interest on borrowings under this facility was based on LIBOR plus 4.875% or 5.1%.

Based on the outstanding balance and terms of the notes payable at December 31, 2011, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.4 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 6.8% and 5.5% of total revenues during the nine month periods ended December 31, 2011 and 2010, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues. Net loans denominated in Mexican pesos translated into US dollars, were approximately $32.4 million and $28.0 million at December 31, 2011 and 2010, respectively.

The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on its financial results.  There have been, and there may continue to be, period-to-period fluctuations in the relative portions of Mexican revenues.

Because its earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, the Company has performed an analysis assuming a hypothetical 10% increase or decrease in the value of the U.S. dollar relative to the Mexican peso in which the Company’s transactions in Mexico are denominated.   At December 31, 2011, the analysis indicated that such market movements would not have had a material effect on the Company’s consolidated financial statements.  The actual effects on the consolidated financial statements in the future may differ materially from results of the analysis for the nine months ended December 31, 2011. The Company will continue to monitor and assess the effect of currency fluctuations and may institute hedging strategies in the future.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2011. During the fiscal quarter ended December 31, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business, including matters in which damages in various amounts are claimed.  While the outcome of litigation is by its nature uncertain, based on current knowledge, management does not believe that the outcome of any such pending matters to which it is a party will have a material adverse effect on the Company’s results of operations or financial condition taken as a whole.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A,  “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011 (the “Form 10-K”), as supplemented below, which factors could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following information updates and supplements certain disclosures in Part I, Item 1A, “Risk Factors” of the Form 10-K under the heading, “Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” and information cross-referenced under such heading from Part I, Item 1, “Description of Business—Government Regulation” in the Form 10-K:

On January 4, 2012, President Obama named former Ohio Attorney General Richard Cordray as Director of the Consumer Financial Protection Bureau (“CFPB”) pursuant to a recess appointment without a confirmation vote from the U.S. Senate.  Numerous Republican members of Congress and other critics have questioned the validity of the appointment on procedural grounds, and it is unclear whether legal or other challenges to the appointment or actions of the CFPB will ensue.  However, as Director Cordray is now actively engaged in the announcement and implementation of various plans and initiatives on behalf of the CFPB, it appears that his appointment will accelerate the exercise of the CFPB’s powers.  Although it is unclear the extent to which the Company and its operations may be affected by the activities and initiatives of the CFPB, there can be no assurance that the CFPB will not exercise its unprecedented powers in a manner that will, either directly or indirectly, have a material and adverse effect on, or eliminate altogether, the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

On November 29, 2011, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on August 19, 2011.  After taking into account all shares repurchased through February 2, 2012 (including pending repurchase orders subject to settlement), the Company has $12.6 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.   Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

October 1 through October 31, 2011	-	$-	-	$2,160,266
November 1 through November 30, 2011	-	-	-	22,160,266	*
December 1 through December 31, 2011	13,545	68.02	13,545	21,238,938

Total for the quarter	13,545	$68.02	13,545

* On November 29, 2011, the Board of Directors authorized the Company to repurchase up to $20 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on August 19, 2011.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits
		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.7	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.8	Amended and Restated Guaranty Agreement dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

4.9	Subordination and Intercreditor Agreement, dated as of September 17, 2010, among World Acceptance Corporation, Wells Fargo Preferred Capital, Inc., individually and as agent, and Bank of Montreal, individually and as agent, and Harris N.A., assenior collateral agent	10.5	9-21-10 8-K

4.10	Subordinated Credit Agreement, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Agent and as Bank	10.6	9-21-10 8-K

4.11	Subordinated Subsidiary Guaranty Agreement, dated as of September 17, 2010, by the subsidiaries of World Acceptance Corporation party thereto in favor of Wells Fargo Preferred Capital, Inc., as Collateral Agent	10.7	9-21-10 8-K

4.12	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, between World Acceptance Corporation and Wells Fargo Preferred Capital, Inc., as Collateral Agent	10.8	9-21-10 8-K

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

4.13	Subordinated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010, among the subsidiaries of World Acceptance Corporation party thereto and Wells Fargo Preferred Capital, Inc., as Collateral Agent.	10.9	9-21-10 8-K

4.14	Form of 3.00% Convertible Senior Subordinated Note due October 2011	4.1	10-12-06 8-K

4.15	Indenture, dated October 10, 2006 between the Company and U.S. Bank National Association, as Trustee	4.2	10-12-06 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and March 31,2011; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31,2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: February 2, 2012

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: February 2, 2012