Form 10-K
period 2012-03-31
WORLD ACCEPTANCE CORP
filed 2012-05-29
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2011, computed by reference to the closing sale price on such date, was $676,195,083.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 29, 2012, 13,965,779 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in twelve states and Mexico.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2013” are to the Company’s fiscal year that will end on March 31, 2013, all references in this report to "fiscal 2012" are to the Company's fiscal year ended March 31, 2012, all references to “fiscal 2011” are to the Company’s fiscal year ending March 31, 2011 and all references to “fiscal 2010” are to the Company’s fiscal year ending March 31, 2010.

The Company maintains an Internet website, “www.worldacceptance.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website.  These documents are available for access as soon as reasonably practicable after we electronically file these documents with the Securities and Exchange Commission (“SEC”).  The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov.  The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.  Information included on or linked to our website is not incorporated by reference into this annual report.

PART I.

Item 1.	Description of Business

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $300 and $4,000 through 1,137 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, and Mexico as of March 31, 2012.  The Company generally serves individuals with limited access to consumer credit from banks, credit unions, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services to its customers and others.

Small-loan consumer finance companies operate in a highly structured regulatory environment.  Consumer loan offices are individually licensed under state laws, which, in many states, establish allowable interest rates, fees and other charges on small loans made to consumers and maximum principal amounts and maturities of these loans.  The Company believes that virtually all participants in the small-loan consumer finance industry charge at or close to the maximum rates permitted under applicable state laws in those states with interest rate limitations.

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry.  Small-loan consumer finance companies generally make loans to individuals of up to $1,500 with maturities of one year or less.  These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or when appropriate to meet the borrower’s needs, the refinancing of loans.  By contrast, commercial banks, credit unions and other consumer finance businesses typically make loans of more than $5,000 with maturities of more than one year.  Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies.  As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

Expansion.  During fiscal 2012, the Company opened 69 new offices.  Two offices were purchased and one office was merged into existing offices due to its inability to grow to profitable levels.  In fiscal 2013, the Company plans to open or acquire at least 50 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 15 new offices in Mexico in fiscal 2013.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

As already noted, the small-loan consumer finance industry is highly fragmented in the twelve states in which the Company currently operates.  The Company believes that its competitors in these markets are principally independent operators with generally less than 100 offices.  The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
South Carolina	65	65	65	68	89	92	93	95	97	97
Georgia	52	74	76	74	96	97	100	101	103	105
Texas	142	150	164	168	183	204	223	229	247	262
Oklahoma	45	47	51	58	62	70	80	82	82	82
Louisiana	20	20	20	24	28	34	38	38	40	44
Tennessee	45	51	55	61	72	80	92	95	103	105
Illinois	28	30	33	37	40	58	61	64	68	75
Missouri	22	26	36	38	44	49	57	62	66	72
New Mexico	16	19	20	22	27	32	37	39	44	44
Kentucky	30	30	36	41	45	52	58	61	66	70
Alabama	5	14	21	26	31	35	42	44	51	62
Colorado (1)	-	-	2	-	-	-	-	-	-	-
Wisconsin (2)	-	-	-	-	-	-	-	-	5	14
Mexico (3)	-	-	-	3	15	35	63	80	95	105
Total	470	526	579	620	732	838	944	990	1,067	1,137

(1)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.
(2)	The Company commenced operations in Wisconsin in December 2010.
(3)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company offers consumer installment loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  The Company's loans are consumer installment loans that are payable in fully amortizing monthly installments with terms generally of 4 to 36 months, and all loans are prepayable at any time without penalty.  In fiscal 2012, the Company's average originated gross loan size and term were approximately $1,180 and 12 months, respectively.  Several state laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged.  As of March 31, 2012, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of the requirements of the federal Truth in Lending Act, ranged from 24% to 204% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company, as agent for an unaffiliated insurance company, sells credit insurance in connection with its loan transactions.  The commissions from the premiums for those insurance products may increase the Company’s overall returns on loan transactions originated in those states.

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

As of March 31, 2012, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
24%	36%	$247,253,349	$-	$247,253,349	25.42%
37%	50%	198,575,893	5,104	198,580,997	20.42%
51%	80%	204,046,271	5,331,237	209,377,508	21.52%
81%	99%	225,908,995	3,166,272	229,075,267	23.55%
100%	149%	27,818,770	52,462,815	80,281,585	8.25%
150%	204%	8,154,058	-	8,154,058	0.84%

		$911,757,336	$60,965,428	$972,722,764	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company requires each customer to obtain certain specific credit insurance in the amount of the loan for all loans originated in Georgia under the Georgia Industrial Loan Act, and encourages customers to obtain credit insurance for all loans originated in South Carolina, Louisiana, Alabama and Kentucky and on a limited basis in Tennessee, Oklahoma, and Texas.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company also charges its borrowers for its non-file premiums in connection with certain loans in lieu of recording and perfecting the Company’s security interest in the loan collateral.  The premiums are remitted to a third party insurance company for non-file insurance coverage.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, and Kentucky as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown and towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

The table below shows the insurance types available in each state the Company operates:

	Credit Life	Credit Accident and Health	Credit Property	Unemployment	Non-file Premiums	Automobile Club Membership
Georgia (1)	X	X	X		X	X
South Carolina	X	X	X	X	X
Texas (2)	X	X	X	X		X
Oklahoma (2)	X	X	X	X
Louisiana	X	X	X		X	X
Tennessee (2)	X	X	X	X		X
Illinois
Missouri
New Mexico (2)	X	X				X
Kentucky	X	X	X	X	X	X
Alabama	X	X	X		X	X
Wisconsin

(1)	Customers are required to obtain certain credit insurance coverages in the amount of the loan for all loans originated under the Georgia Industrial Loan Act.
(2)	Credit insurance is provided for certain loans.

In fiscal 1995, the Company implemented its World Class Buying Club and began marketing certain electronic products and appliances to its Texas borrowers.  Since implementation, the Company has expanded this program to Georgia, Tennessee, New Mexico and Missouri.  The program is not offered in the other states where the Company operates, as it is not permitted by the state regulations in those states.  Borrowers participating in this program can purchase a product from a limited selection of items maintained in the branch offices or offered through a catalog available at a branch office and can finance the purchase with a retail installment sales contract provided by the Company.  Other than the limited product samples maintained in the branch offices, products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain a large inventory to support the program.  The Company believes that maintaining a limited number of items on hand in each of its participating offices has enhanced sales under this program and plans to continue this practice in the future.

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S offices.  The Company prepared 44,000, 48,000 and 62,000 returns in each of the fiscal years 2012, 2011 and 2010, respectively.   Net revenue generated by the Company from this program during fiscal 2012, 2011 and 2010 amounted to approximately $7.9 million, $7.8 million and $10.9 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2003 through 2012:

	At March 31,
State	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
South Carolina	15%	14%	12%	11%	13%	12%	11%	12%	12%	11%
Georgia	12	13	13	13	14	15	14	14	13	13
Texas	23	21	20	24	23	22	21	20	19	19
Oklahoma	5	5	5	6	5	5	6	6	7	6
Louisiana	3	3	3	3	3	3	3	2	2	2
Tennessee	14	15	18	15	15	14	14	14	14	14
Illinois	5	5	5	5	6	6	6	6	6	7
Missouri	5	6	6	6	5	6	6	6	6	6
New Mexico	3	3	3	3	3	3	3	3	2	2
Kentucky	13	12	12	11	9	9	9	9	9	9
Alabama	2	3	3	3	3	3	4	4	4	4
Wisconsin (2)	-	-	-	-	-	-	-	-	-	1
Mexico (1)	-	-	-	-	1	2	3	4	6	6
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Mexico in September 2005.
(2)	The Company commenced operations in Wisconsin in December 2010.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2012:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	83,824	$1,317	$110,414
Georgia	94,953	1,334	126,669
Texas	217,557	849	184,642
Oklahoma	54,504	1,135	61,871
Louisiana	29,782	779	23,186
Tennessee	101,794	1,290	131,291
Illinois	46,749	1,351	63,164
Missouri	43,270	1,303	56,384
New Mexico	27,665	755	20,894
Kentucky	55,371	1,563	86,555
Alabama	44,932	935	42,007
Wisconsin	4,702	996	4,681
Mexico	116,444	524	60,965
Total	921,547	$1,056	$972,723

For fiscal 2012, 2011 and 2010, 93.4%, 94.5% and 95.9%, respectively, of the Company’s revenues were attributable to U.S. customers and 6.6%, 5.5% and 4.1%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition”, and “–Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures about Market Risk–Foreign Currency Exchange Rate Risk.”

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

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit.  In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence and prior credit experience.  Loans are made to individuals on the basis of the customer's discretionary income and other factors and are limited to amounts that the customer can reasonably be expected to repay from that income.  All of the Company's new customers are required to complete standardized credit applications in person or by telephone at local Company offices.  Each of the Company's local offices is equipped to perform immediate background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references and a variety of credit services.  Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral.  Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.  The Company generally approves less than 50% of applications for loans to new customers.

The Company believes that the development and continual reinforcement of personal relationships with customers improves the Company's ability to monitor their creditworthiness, reduces credit risk and generates repeat loans.  It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had made multiple payments.  In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In fiscal 2012, approximately 84.7% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2012, 2011 and 2010, the percentages of the Company's loan originations that were refinancings of existing loans were 75.9%, 75.9% and 76.4%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.6% of the Company’s loan volume in fiscal 2012.

To reduce late payment risk, local office staffs encourage customers to inform the Company in advance of expected payment problems.  Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer until payment is received or some other resolution is reached.  When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's office to make payment.  Company employees are instructed not to accept payment outside of the Company's offices except in unusual circumstances.  In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin and Kentucky the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

Insurance-related Operations.   In certain states, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company.  These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event.  The Company earns a commission on the sale of such credit insurance, which is based in part on the claims experience of the insurance company on policies sold on its behalf by the Company.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2012, the captive insurance subsidiary reinsured approximately 0.9% of the credit insurance sold by the Company and contributed approximately $0.8 million to the Company's total revenues.

The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code (“UCC”) financing statements.  Statutes in Georgia, Louisiana, South Carolina, Kentucky and Alabama permit the Company to charge a non-file or non-recording insurance premium in connection with certain loans originated in these states.  These premiums are equal in aggregate amount to the premiums paid by the Company to purchase non-file insurance coverage from an unaffiliated insurance company.  Under its non-file insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral securing the loans.

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

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch office.  At least six times per fiscal year, district supervisors examine the operations of each office in their geographic area and submit standardized reports detailing their findings to the Company's senior management.  At least once per year, each office undergoes an audit by the Company's internal auditors.  These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

Staff and Training.  Local offices are generally staffed with three to four employees.  The branch manager supervises operations of the office and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended.  Each office generally has one or two assistant managers who contact delinquent customers, review loan applications and prepare operational reports.  Each office also generally has a customer service representative who takes loan applications, processes loan applications, processes payments, assists in the preparation of operational reports, assists in collection efforts, and assists in marketing activities.  Larger offices may employ additional assistant managers and customer service representatives.

New employees are required to review detailed training manuals that outlines the Company's operating policies and procedures.  The Company tests each employee on the training manual during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the office.  The Company has also implemented an enhanced training tool known as World University which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.6% of total revenues in fiscal 2012, 2.7% in fiscal 2011 and 2.9% in fiscal 2010.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 offices.  Competition from community banks and credit unions is limited because banks typically do not make loans of less than $5,000.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge interest rates and fees at or close to the maximum permitted by applicable laws.  The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.  In addition the Company’s in-house integrated computer system provides data processing and the Company’s in-house print shop provides direct mail and other printed items at a substantially reduced cost to the Company.

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

Employees.  As of March 31, 2012, the Company had 3,435 U.S. employees, none of whom were represented by labor unions and 837 employees in Mexico, all of whom were represented by a Mexico based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

A. Alexander McLean, III (60)	Chief Executive Officer;	Chief Executive Officer since March 2006;
	Chairman and Director	Executive Vice President from August 1996
until March 2006; Senior Vice President from
July 1992 until August 1996; CFO from June
1989 until March 2006; Director since June
1989; and Chairman since August 2007.

Kelly M. Malson (41)	Senior Vice President and	Chief Financial Officer since March 2006;
	Chief Financial Officer	Senior Vice President since May 2009;
Vice President of Internal Audit from
September 2005 to March 2006

Mark C. Roland (55)	President and Chief	President since March 2006; Chief Operating
	Operating Officer	Officer since April 2005; Executive Vice
	and Director	President from April 2002 to March 2006;
Senior Vice President from January 1996 to
April 2002; Director from August 2007
until August 2011.

Jeff L. Tinney (49)	Senior Vice President,	Senior Vice President, Western Division, since
	Western Division	June 2007; Vice President, Operations – Texas
and New Mexico from June 2001 to June
2007; Vice President, Operations – Texas and
Louisiana from April 1998 to June 2001

D. Clinton Dyer (39)	Senior Vice President,	Senior Vice President, Central Division since
	Central Division	June 2005; Vice President, Operations –
Tennessee and Kentucky from April 2002 to
June 2005

James D. Walters (44)	Senior Vice President,	Senior Vice President, Southern Division since
	Southern Division	April 2005; Vice President, Operations –
South Carolina and Alabama from August
1998 to March 2005.

Francisco Javier Sauza Del Pozo (57)	Senior Vice President,	Senior Vice President, Mexico since May
	Mexico	2008; Vice President of Operations from April
2005 to May 2008; President of Border
Consulting Group from July 2004 to March
2005

Government Regulation.

U. S. Operations.  Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations.  In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges.  In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies.  Generally, state regulations also establish minimum capital requirements for each local office.  State agency approval is required to open new branch offices.  Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

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

Insurance. The Company is also subject to state regulations governing insurance agents in the states in which it sells credit insurance.  State insurance regulations require that insurance agents be licensed; govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for such insurance.  The Company's captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level.  There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions, proposals and legislation regarding the entire consumer credit industry, as well as our particular business, and possible significant changes to the laws and regulations, or the authority exercised pursuant to those laws and regulations that govern our business.  In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business.  We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects.  See “Federal Legislation” below and Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

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

During the past year, several state legislative and regulatory proposals were introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri a ballot initiative to cap annual interest rates at 36% is being aggressively promoted notwithstanding a court decision that, if upheld on appeal, would prevent the proposal from being submitted to the Missouri electorate in November.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  These laws include the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices.  Among the principal disclosure items under the Truth in Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act also requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loan are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Although these laws and regulations remained substantially unchanged for many years, over the last several years the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection.  See Part I, Item 1A, “Risk Factors - Media and public perception of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below.  Any changes in such laws and regulations could force us to modify, suspend or cease part or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Bureau of Consumer Financial Protection (commonly referred to as the CFPB) with virtually unlimited power to regulate and enforce the form and content of all consumer financial transactions.  On January 4, 2012, President Obama named former Ohio Attorney General Richard Cordray as Director of the CFPB pursuant to a recess appointment without a confirmation vote from the U.S. Senate.  Although it remains unclear whether legal or other challenges to the appointment or actions of the CFPB will ensue Director Cordray is now actively engaged in the announcement and implementation of various plans and initiatives on behalf of the CFPB and it is apparent that his appointment has accelerated the exercise of the CFPB’s powers.  Notwithstanding that to date the CFPB’s exercise of its powers has not been directed at either the Company or its operations, there can be no assurance that in the future it will not exercise its unprecedented powers in a manner that will, either directly or indirectly, have a material and adverse effect on, or eliminate altogether, the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to  create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations.  See Part I, Item 1A, “Risk Factors – Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation.  These and other risks are discussed below in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities.   Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make.  Investors are advised that it is impossible to identify or predict all risks, and that risks not currently known to us or that we currently deem immaterial also could affect us in the future.

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

In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities have been under review and subject to change in recent years as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection.  Any changes in such laws and regulations could force us to modify, suspend or cease part, or, in the worst case, all of our existing operations.  It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.  The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators having jurisdiction over the Company’s business or discretionary consumer financial transactions generally, could materially and adversely affect our business, results of operations and prospects.

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

Consumer activist groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict our products and services.  These critics frequently characterize our products and services as predatory or abusive toward consumers.  If this negative characterization of the consumer installment loans we make and/or ancillary services we provide becomes widely accepted by government policy makers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected.

Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 6.6% of our revenues during fiscal 2012 and 6.3% of our gross loans receivable at March 31, 2012, we intend to continue opening offices and expanding our presence in Mexico.  In addition, if to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.

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

From time to time we may use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations.  By using derivative instruments, the Company is exposed to credit and market risk.  Additional information regarding our exposure to credit and market risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures About Market Risk.”

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through August 31, 2014 that allows us to borrow up to $483.0 million, assuming we are in compliance with a number of covenants and conditions.   If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our debt agreements contain restrictions and limitations that could affect our ability to operate our business.

Our revolving credit agreement contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities.  Among other things, these covenants limit our ability to declare or pay dividends, incur additional debt or enter into a merger, consolidation or sale of substantial assets.  In addition, if we were to breach any covenants or obligations under our revolving credit agreement and such breach were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under our other existing or future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.  Additional information regarding our revolving credit facility and other indebtedness is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

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

Our ability to collect on loans to individuals, our single largest asset group, depends on the willingness and repayment ability of our borrowers.  Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs), disposable income, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additional information regarding our credit risk is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Credit Quality.”

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

We currently operate consumer installment loan offices in 12 states in the United States.  Any adverse legislative or regulatory change in any one of our states but particularly in any of our larger states could have a material adverse effect on our business, prospects, and results of operation or financial condition.

We have goodwill which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2012 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

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

The annual turnover as of March 31, 2012 among our office employees was approximately 26.2%.  This turnover increases our cost of operations and makes it more difficult to operate our offices.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

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

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2012, the Company had 1,137 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2012, total lease expense was approximately $20.0 million, or an average of approximately $17,900 per office.  The Company's leases generally provide for an initial three to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,725 square feet.

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

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of May 23, 2012, there were 62 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On May 1, 2012, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced on February 29, 2012.  After taking into account all shares repurchased through May 29, 2012, the Company has $17.9 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2012:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

January 1 through January 31, 2012	-	$-	-	$21,238,938
February 1 through February 29, 2012	583,800	65.35	38,153,621	28,085,317	*
March 1 through March 31, 2012	430,000	64.33	27,662,471	422,846

Total for the quarter	1,013,800	$64.92	65,816,092

* On February 14, 2012, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock, and on February 29, 2012, the Board of Directors authorized the Company to repurchase up to an additional $20 million of the Company’s common stock. These repurchase authorizations follow, and are in addition to, a similar repurchase authorization of $20 million announced on November 29, 2011.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on May 24, 2012 was $69.79.

Market Price of Common Stock
Fiscal 2012
Quarter	High	Low

First	$68.90	$58.85
Second	70.13	55.65
Third	74.48	53.56
Fourth	74.95	61.18

Market Price of Common Stock
Fiscal 2011
Quarter	High	Low

First	$41.56	$31.56
Second	46.08	36.74
Third	55.24	37.27
Fourth	65.95	50.12

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except per share amounts)

	Years Ended March 31,

	2012	2011	2010	2009	2008

Statement of Operations Data:
Interest and fee income	$466,481	$424,594	$375,031	$331,454	$292,457
Insurance commissions and other income	73,681	66,851	65,605	60,698	53,590
Total revenues	540,162	491,445	440,636	392,152	346,047
Provision for loan losses	105,706	95,908	90,299	85,476	67,542
General and administrative expenses	260,684	237,515	217,012	200,216	179,218
Interest expense	13,899	14,773	13,881	14,886	15,938
Total expenses	380,289	348,196	321,192	300,578	262,698

Income before income taxes	159,873	143,249	119,444	91,574	83,349
Income taxes	59,179	52,000	45,783	35,081	33,096
Net income	$100,694	$91,249	$73,661	$56,493	$50,253
Net income per common share (diluted)	$6.59	$5.63	$4.45	$3.43	$2.89
Diluted weighted average shares	15,289	16,210	16,546	16,464	17,375
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$715,085	$646,072	$571,086	$498,433	$445,091
Allowance for loan losses	(54,507)	(48,355)	(42,897)	(38,021)	(33,526)
Loans receivable, net	660,578	597,717	528,189	460,412	411,565
Total assets	735,003	666,397	593,052	526,094	478,881
Total debt	279,250	187,430	170,642	197,042	197,078
Shareholders' equity	418,875	442,575	382,948	296,335	244,801
Other Operating Data:
As a percentage of average net loans receivable:
Provision for loan losses	14.9%	15.1%	16.3%	17.6%	15.8%
Net charge-offs	14.0%	14.3%	15.5%	16.7%	14.5%
Number of offices open at year-end	1,137	1,067	990	944	838

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2007, gross loans receivable have increased at a 14.0% annual compounded rate from $505.8 million to $972.7 million at March 31, 2012.  The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 732 offices to 1,137 offices as of March 31, 2012.  During fiscal 2013, the Company plans to open approximately 50 new offices in the United States and 15 new offices in Mexico and also to evaluate acquisitions as opportunities arise.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 103 separate finance companies, including the Company, and currently supports approximately 1,730 individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $2.3 million, $1.9 million and $1.8 million in fiscal 2012, 2011 and 2010, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program in all but a few of its offices.  The Company prepared approximately 44,000, 48,000 and 62,000 returns in each of the fiscal years 2012, 2011 and 2010, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $7.9 million, a 1.7% increase over the $7.8 million earned during fiscal 2011.  The transition toward the complete disappearance of the traditional refund anticipation loan product continues to have an impact in the marketplace.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2012	2011	2010
	(Dollars in thousands)
Average gross loans receivable (1)	$965,044	860,538	750,504
Average net loans receivable (2)	707,244	633,748	553,650

Expenses as a percentage of total revenues:
Provision for loan losses	19.6%	19.5%	20.5%
General and administrative	48.3%	48.3%	49.2%
Total interest expense	2.6%	3.0%	3.2%

Operating margin (3)	32.2%	32.2%	30.3%
Return on average assets	13.9%	13.9%	12.7%

Offices opened and acquired, net	70	77	46
Total offices (at period end)	1,137	1,067	990

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2012 Versus Fiscal 2011

Net income was $100.7 million during fiscal 2012, a 10.4% increase over the $91.2 million earned during fiscal 2011.  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $173.8 million, or 10.0%, partially offset by a $7.2 million increase in income tax expense.

Total revenues increased to $540.2 million in fiscal 2012, a $48.7 million, or 9.9%, increase over the $491.4 million in fiscal 2011.   Revenues from the 988 offices open throughout both fiscal years increased by 6.8%.  At March 31, 2012, the Company had 1,137 offices in operation, an increase of 70 offices from March 31, 2011.

Interest and fee income during fiscal 2012 increased by $41.9 million, or 9.9%, over fiscal 2011.  This increase resulted from an increase of $73.5 million, or 11.6%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company’s internal growth.  During fiscal 2012, internal growth increased because the Company opened 70 new offices and the average loan balance increased from $1,009 to $1,056.

Insurance commissions and other income increased by $6.8 million, or 10.2%, over the two fiscal years.  Insurance commissions increased by $5.5 million, or 13.3%, as a result of the increase in loan volume in states where credit insurance is sold. Other income increased by $1.3 million, or 5.2%, over the two years, primarily due to a $574,000 increase in World Class Buying Club sales, and a $613,000 increase in motor club product sales, and a $423,000 increase in credit accident and health.  These increases were consistent with the increases in loan volumes during the year.  This increase was offset by a $319,000 gain on the interest rate swap during the year.

The provision for loan losses during fiscal 2012 increased by $9.8 million, or 10.2%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2012 amounted to $99.3 million, a 9.7% increase over the $90.6 million charged off during fiscal 2011. Accounts that were 61 days or more past due were 2.5% and 2.4% on a recency basis, and were 4.0% and 3.8% on a contractual basis at both March 31, 2012 and March 31, 2011. During the current fiscal year, the Company has also had a reduction in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans decreased from 14.3% during fiscal 2011 to 14.0% during fiscal 2012.  The current year charge-off ratio of 14.0% is below historical levels, and the Company does not expect the ratio to decrease meaningfully below this level for the foreseeable future.   Historically from fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced, but has been declining since.

General and administrative expenses during fiscal 2012 increased to $260.7 million, or 9.8%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, increased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues remained relatively the same at 48.3% for fiscal 2011 and 2012.

Interest expense decreased by $874,000, or 5.9%, during fiscal 2012, as compared to the previous fiscal year.  Although average debt outstanding increased by 17.1%, average interest rates decreased which resulted in this interest expense decrease.  Average interest rates decreased from 6.7% in fiscal 2011 to 5.4% in fiscal 2012.

Income tax expense increased $7.2 million, or 13.8%, primarily from an increase in pre-tax income.  The effective rate increased to 37.0% in fiscal 2012 from 36.3% in fiscal 2011 due partially from an income tax settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006, which resulted in the Company recognizing a tax benefit of approximately $900,000 in the prior year.

Comparison of Fiscal 2011 Versus Fiscal 2010

Net income was $91.2 million during fiscal 2011, a 23.9% increase over the $73.7 million earned during fiscal 2010.  This increase resulted primarily from an increase in operating income of $24.7 million, or 18.5%, partially offset by a $0.9 million increase in interest expense, and a $6.2 million increase in income tax expense.

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

Insurance commissions and other income increased by $1.2 million, or 1.9%, over the two fiscal years.  Insurance commissions increased by $4.5 million, or 12.1%, as a result of the increase in loan volume in states where credit insurance is sold. Other income decreased by $3.3 million, or 11.4%, over the two years, primarily due to a $3.1 million decrease in tax preparation revenue.  This decrease was due to a 24.0% reduction in the number of tax returns prepared by the Company compared with the prior year, primarily due to increased competition from tax preparers who offered an instant loan on tax refunds.  Consequently, tax preparation revenue declined to $7.8 million during fiscal 2011 from $10.9 million in fiscal 2010.

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

General and administrative expenses during fiscal 2011 increased to $237.5 million, or 9.4%, over the previous fiscal year.  This increase was due primarily to costs associated with the new offices opened or acquired during fiscal 2011.  General and administrative expenses, when divided by average open offices, increased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased from 49.2% in fiscal 2010 to 48.3% during fiscal 2011.  This decrease resulted from management’s ongoing monitoring and control of expenses and continued leveraging of fixed expenses.

Interest expense increased by $0.9 million, or 6.4%, during fiscal 2011, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 4.0% and a slight increase in average interest rates.  Average interest rates increased from 6.5% in fiscal 2010 to 6.7% in fiscal 2011.

Income tax expense increased $6.2 million, or 13.6%, primarily from an increase in pre-tax income.  The effective rate decreased to 36.3% in fiscal 2011 from 38.3% in fiscal 2010 due partially from an income tax settlement with the state of South Carolina for tax years March 31, 1997 through March 31, 2006, which resulted in the Company recognizing a tax benefit of approximately $900,000.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a recency and contractual basis for at least 61 days at March 31, 2012, 2011, and 2010:

	At March 31,
	2012	2011	2010
	(Dollars in thousands)

Recency basis:
61-90 days past due	$13,381	12,894	11,094
91 days or more past due	10,570	8,297	7,337
Total	$23,951	21,191	18,431

Percentage of period-end gross loans receivable	2.5%	2.4%	2.4%

Contractual basis:
61-90 days past due	$17,320	16,564	14,548
91 days or more past due	21,307	16,625	14,985
Total	$38,627	33,189	29,533

Percentage of period-end gross loans receivable	4.0%	3.8%	3.8%

Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.  Charge-offs as a percent of average net loans decreased from 14.3% in fiscal 2011 to 14.0% in fiscal 2012.

In fiscal 2012, approximately 84.7% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2012, 2011, and 2010, the percentages of the Company’s loan originations that were refinancings of existing loans were 75.9%, 75.9% and 76.4%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2012 and 2011, delinquent refinancings represented 1.6% of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.  However, as a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2012:

	Loan Volume	Percent of	Charge-off as a Percent of Total
	by Category	Total Charge-offs	Loans Made by Category

Refinancing	75.9%	75.2%	4.7%
Former borrowers	8.7%	5.1%	3.3%
New borrowers	15.4%	19.7%	10.1%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management’s opinion, is adequate to cover losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.  When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, the mix of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.  In accordance with FASB ASC Topic 450, the Company accrues an estimated loss if it is probable and can be reasonably estimated.  It is probable that there are losses in the existing portfolio.  To estimate the losses, the Company uses historical information for net charge-offs and average loan life.  This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately eleven months and the average loan life is approximately four months.  Based on this method, the Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2012, 2011, and 2010. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average lives.  In addition, the entire loan portfolio turns over approximately three times during a typical twelve-month period.  Therefore, a large percentage of loans that are charged off during any fiscal year are not on the Company’s books at the beginning of the fiscal year.  The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance, and that the method employed is in accordance with generally accepted accounting principles.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2012, 2011, and 2010:

	At March 31,
	2012	2011	2010

Balance at beginning of period	$48,354,994	42,896,819	38,020,770
Provision for loan losses	105,705,536	95,908,363	90,298,934
Loan losses	(110,373,643)	(100,044,691)	(94,782,185)
Recoveries	11,025,950	9,475,131	9,139,923
Translation adjustment	(205,538)	119,372	219,377
Balance at end of period	$54,507,299	48,354,994	42,896,819

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.6%	7.5%	7.5%
Net charge-offs as a percentage of average loans receivable (1)	14.0%	14.3%	15.5%

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited consolidated financial statements and shows the number of offices open during fiscal years 2012 and 2011.

	At or for the Three Months Ended
	2012				2011
	June	September	December	March	June	September	December	March
	30,	30,	31,	31,	30,	30,	31,	31,
	(Dollars in thousands)

Total revenues	$123,156	132,139	135,946	148,921	110,398	118,066	126,039	136,942
Provision for loan losses	22,839	30,057	36,109	16,700	19,698	27,275	31,962	16,973
General and administrative expenses	64,513	61,464	66,234	68,474	57,298	56,091	61,393	62,733
Net income	20,182	23,304	19,582	37,626	18,714	20,235	18,064	34,236

Gross loans receivable	$939,077	964,955	1,066,077	972,723	824,941	868,192	965,434	875,046
Number of office open	1,087	1,108	1,120	1,137	1,010	1,034	1,054	1,067

Recently Issued Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data. Note 1. Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $505.8  million at March 31, 2007 to $972.7 million at March 31, 2012, net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $219.4 million, $199.8 million and $183.6 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment or repurchase of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2012, approximately 12.0 million shares have been repurchased since 1996 for an aggregate purchase price of approximately $360.3 million. During fiscal 2012 the Company repurchased 2.2 million shares for $139.8 million.  On May 1, 2012, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $20 million announced on February 29, 2012 and $25 million announced on February 14, 2012.  After taking into account all shares repurchased through May 29, 2012, the Company has $17.9 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  See Note 20 – Subsequent Events to the Consolidated Financial Statements.  The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open approximately 50 branches in the United States, 15 branches in Mexico, and evaluate acquisition opportunities in fiscal 2013.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2012.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired two offices and 23 loan portfolios from competitors in seven states in 21 separate transactions during fiscal 2012. Gross loans receivable purchased in these transactions were approximately $4.2 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

Effective May 1, 2012, the Company amended its existing senior revolving credit facility.  As amended, the facility provides for a maximum of $483.0 million in borrowings from a syndicate of banks.  The credit facility will expire on August 31, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At March 31, 2012, the effective interest rate on borrowings under the revolving credit facility was 4.0%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2012, $229.3 million was outstanding under this facility, and there was $70.7 million of unused borrowing availability under the borrowing base limitations.

In connection with the amendment of its revolving credit facility, the Company drew $50.0 million to prepay, satisfy in full and terminate its junior subordinated note payable with a bank, which was scheduled to  mature on September 17, 2015.  Funds borrowed under the junior subordinated note payable bore interest at LIBOR plus 4.875% per annum.  At March 31, 2012, the interest rate on borrowings under the junior subordinated note payable was 5.1%.   On March 31, 2012, $50.0 million was outstanding under the junior subordinated note payable.

The Company's revolving credit agreement contain a number of financial covenants including minimum net worth and fixed charge coverage requirements.  The credit agreement also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these covenants at March 31, 2012 and does not believe that these covenants will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,

	2013	2014	2015	2016	2017	Thereafter	Total

Maturities of notes payable	$-	$229,250	$-	$-	$-	$-	$229,250
Junior subordinated note payable	-	-	-	50,000	-	-	50,000
Interest payments	11,719	6,376	2,559	960	-	-	21,614
Minimum lease payments	17,855	11,520	5,419	1,551	656	-	37,001
Total	$29,574	$247,146	$7,978	$52,511	$656	$-	$337,865

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2012, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable, senior notes payable, and junior subordinated note payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $229.3 million at March 31, 2012.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum rate of 4.0%. The Company’s outstanding debt under its junior subordinated note payable was $50.0 million at March 31, 2012.  Interest on borrowings under this facility was based on LIBOR plus 4.875%.

Based on the outstanding balance at March 31, 2012, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican Peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 6.6% and 5.5% of total revenues during the twelve month periods ended March 31, 2012 and 2011, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2012 was a loss of approximately $2.9 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

The Company performs a foreign exchange sensitivity analysis on a quarterly basis which assumes a hypothetical 10% increase and decrease in the value of the U.S. dollar relative to the Mexican Peso.  The foreign exchange risk sensitivity of both net loans receivable and consolidated net income is assessed using hypothetical scenarios and assumes that earnings in Mexican pesos are recognized evenly throughout a period. The actual results may differ from the results noted in the tables below particularly due to assumptions utilized or if events occur that were not included in the method used.

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S.dollars, which were approximately $37.5 million and $32.3 million at March 31, 2012 and 2011, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts

	As of March 31, 2012

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%	0%	10%

Loans receivable, net of unearned	$711,680,007	$715,084,945	$719,246,561
% change from base amount	(0.48)%	—%	0.58%
$ change from base amount	$(3,404,938)	$—	$4,161,616

	As of March 31, 2011

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%	0%	10%

Loans receivable, net of unearned	$643,135,026	$646,071,548	$649,660,619
% change from base amount	(0.45)%	—%	0.56%
$ change from base amount	$(2,936,522)	$—	$3,589,071

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income

	As of March 31, 2012

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%	0%	10%

Net Income	$100,419,795	$100,694,443	$101,030,127
% change from base amount	(0.27)%	—%	0.33%
$ change from base amount	$(274,648)	$—	$335,684

	As of March 31, 2011

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%	0%	10%

Net Income	$91,072,873	$91,249,180	$91,464,665
% change from base amount	(0.19)%	—%	0.24%
$ change from base amount	$(176,307)	$—	$215,485

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material adverse effect on its financial condition.  Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base.  It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable.  The Company believes that this increase in absolute revenues should offset any increase in operating costs.  In addition, because the Company’s loans are relatively short in both contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

Legal Matters

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Part I, Item 3, “Legal Proceedings” and Note 19 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II
Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS	March 31,
	2012	2011
ASSETS

Cash and cash equivalents	$10,768,176	8,030,580
Gross loans receivable	972,722,764	875,045,680
Less:
Unearned interest and fees	(257,637,819)	(228,974,132)
Allowance for loan losses	(54,507,299)	(48,354,994)
Loans receivable, net	660,577,646	597,716,554
Property and equipment, net	23,485,435	23,366,207
Deferred income taxes	18,473,998	14,480,025
Other assets, net	10,527,420	10,804,113
Goodwill	5,690,934	5,634,586
Intangible assets, net	5,479,490	6,364,890
Total assets	$735,003,099	666,396,955

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	229,250,000	82,250,000
Convertible senior subordinated notes payable, net of discount	-	75,180,400
Junior subordinated note payable	50,000,000	30,000,000
Income taxes payable	11,528,236	13,097,419
Accounts payable and accrued expenses	25,349,850	23,293,967
Total liabilities	316,128,086	223,821,786

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 13,898,265 and 15,711,365 shares at March 31, 2012 and March 31, 2011, respectively	-	-
Additional paid-in capital	65,630,753	47,352,738
Retained earnings	355,980,694	395,086,232
Accumulated other comprehensive (loss)/income	(2,736,434)	136,199
Total shareholders' equity	418,875,013	442,575,169
Commitments and contingencies

Total liabilities and shareholders' equity	$735,003,099	666,396,955

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011	2010

Revenues:
Interest and fee income	$466,481,109	424,594,245	375,030,993
Insurance commissions and other income	73,680,573	66,850,858	65,605,147
Total revenues	540,161,682	491,445,103	440,636,140

Expenses:
Provision for loan losses	105,705,536	95,908,363	90,298,934
General and administrative expenses:
Personnel	175,402,913	159,160,492	142,482,669
Occupancy and equipment	33,864,579	31,115,076	28,468,673
Advertising	14,228,002	13,056,444	12,842,759
Amortization of intangible assets	1,698,241	1,949,444	2,242,517
Other	35,490,422	32,233,478	30,975,389
Total general and administrative expenses	260,684,157	237,514,934	217,012,007

Interest expense	13,898,648	14,772,694	13,881,224
Total expenses	380,288,341	348,195,991	321,192,165

Income before income taxes	159,873,341	143,249,112	119,443,975
Income taxes	59,178,898	51,999,932	45,782,667
Net income	$100,694,443	91,249,180	73,661,308

Net income per common share:
Basic	$6.75	5.76	4.52
Diluted	$6.59	5.63	4.45

Weighted average common shares outstanding:
Basic	14,906,662	15,833,983	16,304,207
Diluted	15,289,111	16,210,233	16,545,703

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity	Total Comprehensive Income (Loss)

Balances at March 31, 2009	$17,046,310	283,518,260	(4,229,663)	296,334,907

Proceeds from exercise of stock options (280,350 shares), including tax benefits of $1,671,344	7,424,333	-	-	7,424,333
Common stock repurchases (38,500 shares)	(1,434,657)	-	-	(1,434,657)
Issuance of restricted common stock under stock option plan (68,044 shares)	1,568,600	-	-	1,568,600
Stock option expense	3,281,556	-	-	3,281,556
Repurchase and cancellation of convertible notes	(773,320)	-	-	(773,320)
Other comprehensive income			2,885,227	2,885,227	2,885,227
Net income	-	73,661,308	-	73,661,308	73,661,308
Total comprehensive income	-	-	-	-	76,546,535

Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (447,250 shares), including tax benefits of $1,923,628	13,806,260	-	-	13,806,260
Common stock repurchases (1,298,057 shares)	-	(53,342,516)	-	(53,342,516)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,485,359	-	-	1,485,359
Stock option expense	3,855,348	-	-	3,855,348
Proceeds from the sale of the call option and warrants associated with the convertible notes	1,092,949	-	-	1,092,949
Other comprehensive income	-	-	1,480,635	1,480,635	1,480,635
Net income	-	91,249,180	-	91,249,180	91,249,180
Total comprehensive income	-	-	-	-	92,729,815

Balances at March 31, 2011	47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	-	-	11,660,188
Common stock repurchases (2,181,045 shares)	-	(139,799,981)	-	(139,799,981)
Issuance of restricted common stock under stock option plan (60,416 shares)	1,750,596	-	-	1,750,596
Stock option expense	4,867,231	-	-	4,867,231
Other comprehensive income	-	-	(2,872,633)	(2,872,633)	(2,872,633)
Net income	-	100,694,443	-	100,694,443	100,694,443
Total comprehensive income	-	-	-	-	97,821,810

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011	2010
Cash flow from operating activities:
Net income	$100,694,443	91,249,180	73,661,308

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,698,241	1,949,444	2,242,517
Amortization of loan costs and discounts	311,624	441,895	411,622
Provision for loan losses	105,705,536	95,908,363	90,298,934
Gain on the extinguishment of debt	-	-	(2,238,846)
Amortization of convertible note discount	1,819,600	3,688,359	3,903,999
Depreciation	6,493,817	6,172,747	5,766,532
Deferred income tax (benefit) expense	(3,993,974)	(2,837,480)	608,244
Compensation related to stock option and restricted stock plans	6,617,827	5,340,707	4,850,156
Unrealized gains on interest rate swap	(319,235)	(1,017,032)	(1,107,397)

Change in accounts:
Other assets, net	(490,705)	1,017,199	(2,375,923)
Income taxes payable	(1,575,266)	(947,074)	2,675,456
Accounts payable and accrued expenses	2,439,394	(1,130,438)	4,909,399

Net cash provided by operating activities	219,401,302	199,835,870	183,606,001

Cash flows from investing activities:
Increase in loans receivable, net	(167,224,562)	(161,275,485)	(152,999,243)
Net assets acquired from office acquisitions, primarily loans	(3,383,421)	(2,977,729)	(2,838,303)
Increase in intangible assets from acquisitions	(869,189)	(746,666)	(903,918)
Purchases of property and equipment, net	(6,855,688)	(6,394,287)	(5,244,623)

Net cash used in investing activities	(178,332,860)	(171,394,167)	(161,986,087)

Cash flow from financing activities:
(Payments on)/proceeds from senior revolving notes payable, net	147,000,000	(16,900,000)	(14,160,000)
Repayment of convertible senior subordinated notes	(77,000,000)	-	(14,447,500)
Proceeds from junior subordinated note payable	20,000,000	30,000,000	-
Loan cost associated with junior subordinated note payable	-	(629,048)	-
Proceeds from sale of the call option and warrants associated with the convertible notes	-	1,092,949	-
Proceeds from exercise of stock options	9,588,160	11,882,632	5,752,989
Repurchase of common stock	(139,799,981)	(53,342,516)	(1,434,657)
Excess tax benefit from exercise of stock options	2,072,030	1,923,628	1,671,344

Net cash used in financing activities	(38,139,791)	(25,972,355)	(22,617,824)

Increase (decrease) in cash and cash equivalents	2,928,651	2,469,348	(997,910)

Effects of foreign currency fluctuations on cash	(191,055)	116,064	182,668

Cash and cash equivalents at beginning of period	8,030,580	5,445,168	6,260,410

Cash and cash equivalents at end of period	$10,768,176	8,030,580	5,445,168

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

As of March 31, 2012, the Company operated 1,032 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, and Wisconsin.  The Company also operated 105 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate while income and expense are translated at an average exchange rate for the period.  The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Income (Loss), net.”

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The most significant item subject to such estimates and assumptions that could materially change in the near term is the allowance for loan losses.  Actual results could differ from those estimates.

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

ParaData provides data processing systems to 103 separate finance companies, including the Company.  At March 31, 2012 and 2011, ParaData had total assets of $1.0 million and $0.9 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2012, 2011 and 2010 were $2.3 million, $1.9 million and $1.8 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, and Wisconsin.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2012 and 2011, the Company originated loans generally ranging up to $4,000, with terms of 36 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company’s lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan, as the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

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

A specific reserve is assigned on all loans 91 or more days past due and all bankrupt accounts.  The Company has established a policy that loans 91 or more days past due on a recency basis, including bankrupt accounts in that category, are reserved 100% and a large percentage of all other bankrupt accounts are reserved. This is based on historical data that the collection of loans 91 days or more past due and bankrupt accounts is remote.

A general reserve is assigned to all loans less than 91 days past due that are not bankrupt accounts. The Company takes into consideration the growth of the loan portfolio, current levels of delinquencies, and current and historical charge-off levels.  The Company also takes into consideration economic trends, such as energy and food prices. The general reserve ranges from approximately 4.5% to 5.5% of the loan balance, net of unearned interest and fees, and the average loan life is approximately 4 months.  Over the past 10 years the Company’s loans 61 days or more past due have ranged from 2.1% to 2.7% on a recency basis and 3.4% to 4.3% on a contractual basis.  Historical delinquencies have remained in a tight band because of the Company’s charge-off policy.  The Company believes the general reserve is adequate.

Loans are charged off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment.  The Company’s charge-off policy has been consistently applied and no significant changes have been made to the policy during the periods reported.   The Company’s historical annual charge-off rate for the past 10 years has ranged from 13.3% to 16.7%.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 90 days or more past.   In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged-off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2012, bankrupt accounts that had not been charged-off were approximately $5.6 million.  Bankrupt accounts 91 days or more past due are reserved 100%.  The Company also considers accounts 91 days or more past due as impaired and the accounts are reserved 100%

Additional requirements from ASU 2010-20 about the credit quality of the Company’s receivables are disclosed in Note 3.

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

Derivatives and Hedging Activities

The Company has used interest rate swaps and foreign currency options to economically hedge the variable cash flows and currency fluctuations, respectively.  Interest rate swap agreements are carried at fair value.  Changes to fair value are recorded each period as a component of the consolidated statement of operations.  See Note 9 for further discussion related to the interest rate swaps.  As of March 31, 2012 and 2011, the Company did not have any foreign currency options outstanding.  As of March 31, 2012, the Company did not have any interest rate swaps outstanding.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 5 to 20 years with a weighted average of approximately 10 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which is individual offices.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2012, the Company had 86 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and the Company’s plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company recorded an immaterial impairment charge of approximately $25,000 for the fiscal year ended 2011 and did not record any impairment charges for the fiscal year ended 2012 or 2010.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The Company’s financial instruments for the periods reported consist of the following:  cash and cash equivalents, loans receivable, senior notes payable, junior subordinated notes payable, convertible senior subordinated notes payable and interest rate swaps.  Fair value approximates carrying value for all of these instruments, except the convertible subordinated notes payable.   Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility and junior subordinated note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.  The fair value of convertible subordinated notes payable was based on the quoted market price of $85.6 million as of March 31, 2011. The carrying value of the convertible subordinated notes payable, net of discount, was $75.2 million at March 31, 2011.  The interest rate swap outstanding as of March 31, 2011 was valued based on information from a third party broker.

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

Supplemental Cash Flow Information

For the years ended March 31, 2012, 2011, and 2010, the Company paid interest of $11,076,970, $9,840,627 and $9,354,502, respectively.

For the years ended March 31, 2012, 2011, and 2010, the Company paid income taxes of $60,760,661, $50,487,423 and $40,628,124, respectively.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260.  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method.  Potential common stock related to convertible senior notes are included in the diluted EPS computation using the method prescribed by FASB ASC Topic 260-10-45.  See Note 14 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 15).

At March 31, 2012, the Company had several share-based employee compensation plans, which are described more fully in Note 15.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2010, 2011 and 2012 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2012, the Company operated in 12 states in the United States as well as in Mexico. For the years ended March 31, 2012, 2011 and 2010, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 56%, 57% and 58%, respectively, of the Company's total revenues.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $14.2 million, $13.1 million and $12.8 million for fiscal years 2012, 2011 and 2010, respectively.

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

Intangibles – Goodwill and other

In December 2010, FASB issued an accounting pronouncement related to intangibles – goodwill and other ASC Topic 350, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The adoption of this pronouncement for the year ended March 31, 2012 did not have a material impact on the Company’s consolidated financial statements.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued an accounting pronouncement (ASU 2011-02) related to when a creditor’s determination is considered a troubled debt restructuring, which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring.  ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying troubled debt restructurings.  ASU 2011-02 is effective for a public entity for the first interim or annual period beginning on or after June 15, 2011.  Retrospective application is required for restructurings occurring on or after the beginning of the fiscal year of adoption for purposes of identifying and disclosing the troubled debt restructuring.  At the same time, the Company will be required to disclose the activity-based information about troubled debt restructurings that was previously deferred by FASB ASU No. 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The adoption of this pronouncement beginning with the year ended March 31, 2012 did not have a material impact on the Company’s consolidated financial statements.

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

Comprehensive Income

ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 is not expected to have a significant impact on our financial statements. The Company will adopt this pronouncement for our annual and interim reporting  beginning April 1, 2012.

Testing Goodwill for Impairment

ASU 2011-08, “Testing Goodwill for Impairment,” permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company will adopt this pronouncement for our fiscal year beginning April 1, 2012 and does not expect a material impact.

(2)	Accumulated Other Comprehensive Income (Loss)

The Company applies the provisions of FASB ASC Topic 220-10.  The following summarizes accumulated other comprehensive (loss) income as of March 31, 2012, 2011 and 2010:

	2012	2011	2010

Balance at beginning of period	$136,199	(1,344,436)	(4,229,663)
Unrealized gain (loss) from foreign exchange translation adjustment	(2,872,633)	1,480,635	2,885,227
Total accumulated other comprehensive (loss) income	$(2,736,434)	136,199	(1,344,436)

(3)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2012, 2011, and 2010:

	March 31,
	2012	2011	2010

Balance at beginning of period	$48,354,994	42,896,819	38,020,770

Provision for loan losses	105,705,536	95,908,363	90,298,934
Loan losses	(110,373,643)	(100,044,691)	(94,782,185)
Recoveries	11,025,950	9,475,131	9,139,923
Translation adjustment	(205,538)	119,372	219,377
Balance at end of period	$54,507,299	48,354,994	42,896,819

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2012
	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	-	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	-	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	-	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$-	660,577,646	660,577,646

March 31, 2011
	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$4,810,026	-	4,810,026
91 days or more delinquent, excluding bankruptcy	16,236,862	-	16,236,862
Loans less than 91 days delinquent and not in bankruptcy	-	853,998,792	853,998,792
Gross loan balance	21,046,888	853,998,792	875,045,680
Unearned interest and fees	(3,649,341)	(225,324,791)	(228,974,132)
Net loans	17,397,547	628,674,001	646,071,548
Allowance for loan losses	(16,829,496)	(31,525,498)	(48,354,994)
Loans, net of allowance for loan losses	$568,051	597,148,503	597,716,554

March 31, 2010
	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$4,801,016	-	4,801,016
91 days or more delinquent, excluding bankruptcy	14,624,696	-	14,624,696
Loans less than 91 days delinquent and not in bankruptcy	-	750,839,495	750,839,495
Gross loan balance	19,425,712	750,839,495	770,265,207
Unearned interest and fees	(3,209,874)	(195,969,419)	(199,179,293)
Net loans	16,215,838	554,870,076	571,085,914
Allowance for loan losses	(15,189,466)	(27,707,353)	(42,896,819)
Loans, net of allowance for loan losses	$1,026,372	527,162,723	528,189,095

The following is an assessment of the credit quality for the period indicated:

	March, 31
	2012	2011

Credit risk profile by creditworthiness category
Consumer loans- non-bankrupt accounts	$967,075,808	870,235,654
Consumer loans- bankrupt accounts	5,646,956	4,810,026
Total	$972,722,764	875,045,680

Consumer credit exposure
Credit risk profile based on payment activity
Performing	$934,095,598	841,856,489
Contractual non-performing, 61 or more days delinquent	38,627,166	33,189,191

Total	$972,722,764	875,045,680

Delinquent renewals	$21,013,742	19,330,235

Credit risk profile based on customer type
New borrower	$110,362,853	101,948,334
Former borrower	79,712,646	68,628,863
Refinance	761,633,523	685,138,248
Delinquent refinance	21,013,742	19,330,235
Total	$972,722,764	875,045,680

The following is a summary of the past due receivables as of:

	March 31,
	2012	2011	2010

Recency basis:
30-60 days past due	$22,457,591	21,533,219	19,402,655
61-90 days past due	13,381,637	12,894,240	11,093,549
91 days or more past due	10,569,627	8,297,319	7,336,951
Total	$46,408,855	42,724,778	37,833,155

Percentage of period-end gross loans receivable	4.8%	4.9%	4.9%

Contractual basis:
30-60 days past due	$24,853,508	23,705,287	21,280,835
61-90 days past due	17,320,264	16,564,121	14,547,990
91 days or more past due	21,306,902	16,625,070	14,985,423
Total	$63,480,674	56,894,478	50,814,248

Percentage of period-end gross loans receivable	6.5%	6.5%	6.6%

(4)	Property and Equipment

Property and equipment consist of:

	March 31,
	2012	2011

Land	$250,443	250,443
Building and leasehold improvements	15,907,910	14,462,437
Furniture and equipment	35,362,686	33,589,368
	51,521,039	48,302,248
Less accumulated depreciation and amortization	(28,035,604)	(24,936,041)
Total	$23,485,435	23,366,207

Depreciation expense was approximately $6,494,000, $6,173,000 and $5,767,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

(5)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2012		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Cost of acquiring existing customers	$21,628,792	(16,366,708)	$20,911,951	(14,779,838)
Value assigned to non-compete agreements	8,229,643	(8,012,237)	8,133,643	(7,900,866)
Total	$29,858,435	(24,378,945)	$29,045,594	(22,680,704)

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $1.3 million for 2013, $0.9 million for 2014; $0.6 million for 2015; $0.4 million for 2016; $0.3 million for 2017; and an aggregate of $2.0 million for the years thereafter.

(6)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Balance at beginning of year
Goodwill	$5,659,979	5,616,380
Accumulated goodwill impairment losses	(25,393)	-
	$5,634,586	5,616,380
Goodwill acquired during the year	$56,348	43,599
Impairment losses	-	(25,393)
Balance at end of year
Goodwill	$5,716,327	5,659,979
Accumulated goodwill impairment losses	(25,393)	(25,393)
Total	$5,690,934	5,634,586

The Company performed an annual impairment test during the fourth quarter of fiscal 2012 and 2011, and determined that none of the recorded goodwill was impaired.  However, during fiscal 2011 a branch was closed and an immaterial impairment loss was recorded.

(7)	Notes Payable

As of March 31, 2012, the Company's notes payable consisted of:

Senior Notes Payable $300,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $300.0 million with $229.3 million outstanding at March 31, 2012, subject to a borrowing base formula.  The Company may borrow, at its option, at the rate of prime or LIBOR plus 3.00% with a minimum of 4.00%.  At March 31, 2012 and 2011, the Company’s effective interest rate was 4.0% and 4.4%, respectively, and the unused amount available under the revolver at March 31, 2012 was $70.7 million.  The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on August 31, 2013.

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

Funds borrowed under the Junior Subordinated Note Payable bear interest at LIBOR plus 4.875% per annum.  At March 31, 2012 and 2011, the interest rate on borrowings under the Junior Subordinated Note Payable was 5.1%.  The Company is required to pay an unused line fee at a rate between 25 basis points and 37.5 basis points per annum (based on whether the usage rate for a month is equal to or greater than 65% or less than 65%) on the average daily unused portion of the maximum amount of the commitments under the junior subordinated note payable. Amounts outstanding under the Junior Subordinated Note Payable may not exceed specified percentages of eligible loans receivable.  On March 31, 2012 and 2011, $50.0 million and $30.0 million, respectively, was outstanding and there was $20.0 million and $45.0 million, respectively, of unused borrowing availability under the borrowing base limitations.  Beginning September 17, 2011, the maximum available borrowings were reduced by $5.0 million, and will be reduced by $5.0 million annually thereafter.

Debt Covenants

The various debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, and cash dividends.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.

Debt Maturities

As of March 31, 2012 the aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2012 were as follows:

2013	$-
2014	229,250,000
2015	-
2016	50,000,000
2017	-
Total future debt payments	$279,250,000

(8)	Extinguishment Of Debt

During fiscal 2012 and 2011, the Company did not repurchase any of its Convertible Notes.  In addition the Convertible Notes matured on October 1, 2011.

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

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company paid a fixed rate of 2.4% on the $20 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate for a term that ended December 8, 2011.  Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense.

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

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	March 31, 2012	March 31, 2011	March 31, 2010
Realized losses
Interest rate swaps - included as a component of interest expense	$(305,459)	(1,128,758)	(1,784,575)

Unrealized gains
Interest rate swaps - included as a component of other income	$319,235	1,017,032	1,107,397

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of these instruments was to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings.  The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of FASB ASC Topic 815-10-15; therefore, the changes in fair value of the swaps are included in earnings as other income or expenses.

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

(10)	Insurance Commissions and Other Income

Insurance commissions and other income for the years ending March 31, 2012, 2011 and 2010 consist of:

	2012	2011	2010

Insurance commissions	$47,223,398	41,691,008	37,194,717
Tax return preparation revenue	7,923,581	7,794,582	10,850,852
Gain on extinguishment of debt, net	-	-	2,238,846
Auto club membership revenue	5,624,142	5,011,758	4,536,074
World Class Buying Club revenue	4,991,111	4,416,879	3,832,884
Other	7,918,341	7,936,631	6,951,774
Insurance commissions and other income	$73,680,573	66,850,858	65,605,147

(11)	Non-file Insurance

The Company maintains non-file insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-file insurance activity for the years ended March 31, 2012, 2011 and 2010:

	2012	2011	2010

Insurance premiums written	$7,200,590	6,745,271	6,227,752

Recoveries on claims paid	$750,804	691,184	646,229

Claims paid	$7,463,662	6,778,465	6,136,490

(12)	Leases

The Company conducts most of its operations from leased facilities, except for its owned corporate office building.  The Company's leases typically have a lease term of three to five years and contain lessee renewal options.   A majority of the leases provide that the lessee pays property taxes, insurance and common area maintenance costs. It is expected that in the normal course of business, expiring leases will be renewed at the Company's option or replaced by other leases or acquisitions of other properties.  All of the Company’s leases are operating leases.

The future minimum lease payments under noncancelable operating leases as of March 31, 2012, are as follows:

2013	$17,854,573
2014	11,520,483
2015	5,418,699
2016	1,551,375
2017	656,063
Thereafter	-
Total future minimum lease payments	$37,001,193

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2012, 2011 and 2010, was $19,971,807, $17,821,568 and $15,865,447, respectively.

(13)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended March 31, 2012
U.S. Federal	$55,179,487	(2,302,615)	52,876,872
State and local	5,745,452	112,857	5,858,309
Foreign	2,247,933	(1,804,216)	443,717
	$63,172,872	(3,993,974)	59,178,898

Year ended March 31, 2011
U.S. Federal	$47,303,032	(19,448)	47,283,584
State and local	4,953,995	(538,793)	4,415,202
Foreign	2,580,385	(2,279,239)	301,146
	$54,837,412	(2,837,480)	51,999,932

Year ended March 31, 2010
U.S. Federal	$39,979,719	525,900	40,505,619
State and local	4,918,495	82,344	5,000,839
Foreign	276,209	-	276,209
	$45,174,423	608,244	45,782,667

Income tax expense was $59,178,898, $51,999,932 and $45,782,667, for the years ended March 31, 2012, 2011 and 2010, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2012	2011	2010

Expected income tax	$55,955,669	50,137,189	41,805,391
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	3,807,901	2,869,881	3,250,545
Change in valuation allowance	-	-	60
Insurance income exclusion	(118,656)	(165,289)	(237,574)
Uncertain tax positions	(323,651)	(1,326,568)	420,594
Other, net	(142,365)	484,719	543,651
	$59,178,898	51,999,932	45,782,667

At March 31, 2012, the Company has net operating losses for state income tax purposes of $3,326,728 available to offset future taxable state income, if any, which expires in 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$20,536,315	16,994,387
Unearned insurance commissions	13,206,765	11,428,086
Accounts payable and accrued expenses primarily related to employee benefits	6,260,263	5,645,600
Accrued interest receivable	2,903,523	2,818,221
Convertible notes	563,957	676,690
Unrealized losses	-	118,784
Other	598,041	675,217

Gross deferred tax assets	44,068,864	38,356,985
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	44,067,590	38,355,711

Deferred tax liabilities:
Fair value adjustment for loans	(17,243,185)	(16,244,190)
Property and equipment	(4,397,194)	(3,718,415)
Intangible assets	(1,534,837)	(1,607,004)
Deferred net loan origination fees	(1,763,007)	(1,685,664)
Prepaid expenses	(654,533)	(620,413)
Unrealized losses	(836)
Gross deferred tax liabilities	(25,593,592)	(23,875,686)

Net deferred tax assets	$18,473,998	14,480,025

The valuation allowance for deferred tax assets as of March 31, 2012 and 2011 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2012 and 2011 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2012.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company’s Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2012, the Company has determined that $4,885,059 of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested.

As of March 31, 2012 and 2011, the Company had $2,942,931 and $2,271,345 of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $1,455,000 and $958,000, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2011	$2,095,213
Gross increases for tax positions of current year	488,313
Gross increases for tax positions of prior years	979,335
Federal and state tax settlements	(521,442)
Lapse of statute of limitations	(337,033)
Unrecognized tax benefits balance at March 31, 2012	$2,704,386

At March 31, 2012, approximately $1,162,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2012, the Company had $238,545 accrued for gross interest, of which $183,074 was a current period expense.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.  The Company’s Federal tax returns for the periods ended March 31, 2010 and 2011 are currently under audit by the Internal Revenue Service.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$100,694,443	14,906,662	$6.75

Effect of Dilutive Securities Options and restricted stock	-	373,489
Convertible notes payable	-	8,960

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$100,694,443	15,289,111	$6.59

	For the year ended March 31, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$91,249,180	15,833,983	$5.76

Effect of Dilutive Securities Options and restricted stock	-	376,250

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$91,249,180	16,210,233	$5.63

	For the year ended March 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$73,661,308	16,304,207	$4.52

Effect of Dilutive Securities Options and restricted stock	-	241,496

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$73,661,308	16,545,703	$4.45

Options to purchase 29,586, 29,450 and 100,152 shares of common stock at various prices were outstanding during the years ended March 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

During the years ended December 31, 2012, 2011 and 2010, the warrants related to the convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants, which expired on February 9, 2012, had a strike price of $73.97 and were generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

(15)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,290,659, $1,175,574 and $1,059,884, for the years ended March 31, 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The Company selects the key executives who participate in the SERP.  The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009, the Company instituted a second Supplemental Executive Retirement Plan (“SERP”) to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2012, 2011 and 2010, contributions of $971,779, $924,177 and $928,407, respectively, were charged to operations related to the SERP.  The unfunded liability was $6,732,123, $6,044,528 and $5,385,106, as of March 31, 2012, 2011 and 2010, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2012 and 2011, no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2012, there were 1,462,688 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2012, 2011 and 2010 was $35.94, $23.96 and $15.32 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2012	2011	2010

Dividend yield	0%	0%	0%
Expected voliatility	56.85%	57.41%	56.69%
Average risk-free interest rate	1.12%	1.55%	2.69%
Expected life	6.0 years	6.4 years	6.6 years
Vesting period	5 years	5 years	5 years

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

Option activity for the year ended March 31, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,178,600	$30.02
Granted	224,550	67.70
Exercised	(324,140)	29.58
Forfeited	(36,810)	39.13
Expired	(700)	43.04
Options outstanding, end of period	1,041,500	$37.95	7.13	$25,673,626
Options exercisable, end of period	290,390	$27.47	4.35	$9,810,013

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2012.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2012, 2011 and 2010 were as follows:

2012	2011	2010
$12,049,546	$11,151,259	$4,638,423

As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options amounted to $12,268,517, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

The following table summarizes information regarding stock options outstanding at March 31, 2012:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$11.00 - $11.99	27,000	1.13	$11.44	27,000	$11.44
$15.00 - $16.99	155,950	5.88	16.67	48,950	16.28
$23.00 - $23.99	7,900	2.58	23.53	7,900	23.53
$25.00 - $25.99	65,600	3.74	25.09	65,600	25.09
$26.00 - $27.99	185,500	7.61	26.73	22,600	26.73
$28.00 - $28.99	105,400	4.91	28.22	58,750	28.25
$43.00 - $43.99	235,500	8.56	43.04	18,740	43.04
$46.00 - $49.00	40,850	4.34	48.18	40,850	48.18
$67.00 - $68.00	217,800	9.61	67.70	-	-
$11.00 - $68.00	1,041,500	7.13	$37.95	290,390	$27.47

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

On November 9, 2009, the Company granted 41,346 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 9, 2010 and the final third vested on November 9, 2011.  On that same date, the Company granted an additional 23,159 shares of restricted stock (which are equity classified), with a grant date fair value of $26.73 per share, to certain executive officers.  All 23,159 shares vested on April 30, 2012 based on the Company’s achievement of compounded annual EPS growth of 15% or higher during the award measurement period.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $2.9 million, $2.1 million and $2.0 million of compensation expense for the years ended March 31, 2012, 2011 and 2010, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of March 31, 2012, there was approximately $2.9 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.1 years.

A summary of the status of the Company’s restricted stock as of March 31, 2012, and changes during the year ended March 31, 2012, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2011	59,836	$22.62
Granted during the period	60,416	67.74
Vested during the period	(67,554)	34.02
Cancelled during the period	(16,611)	67.14
Outstanding at March 31, 2012	36,087	$67.54

Total share-based compensation included as a component of net income during the years ended March 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$4,867,231	3,855,348	3,281,556
Share-based compensation related to restricted stock	2,865,857	2,112,721	1,950,488

Total share-based compensation related to equity classified awards	$7,733,088	5,968,069	5,232,044

(16)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years ($ in thousands):

	2012	2011	2010

Number of offices purchased	25	20	23
Merged into existing offices	23	14	22

Purchase Price	$4,253	3,725	3,742
Tangible assets:
Net Loans	3,368	2,974	2,832
Furniture, fixtures & equipment	16	4	3
Other	-	-	3
	3,384	2,978	2,838

Excess of purchase prices over carrying value of net tangible assets	$869	747	904

Customer lists	717	607	783
Non-compete agreements	96	96	86
Goodwill	56	44	35

Total intangible assets	$869	747	904

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2012, two acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2012, 23 acquisitions were recorded as asset acquisitions.

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

o	Level 3 –	Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis at March 31:

Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31,	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2012	$-	$-	$-	$-
2011	$319,235	$-	$319,235	$-

The Company’s interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.

Fair Value of Debt

The book value and estimated fair value of our debt was as follows (in thousands):

	March 31,	March 31,
	2012	2011

Book value:
Senior notes payable	$229,250	82,250
Junior subordinated note payable	50,000	30,000
Convertible notes	-	75,180
	$279,250	187,430

Estimated fair value:
Senior notes payable	$229,250	82,250
Junior subordinated note payable	50,000	30,000
Convertible notes	-	85,616
	$279,250	197,866

The difference between the estimated fair value of debt compared with its historical cost reported in our Consolidated Balance Sheets at March 31, 2011 relates primarily to market quotations for the Company’s 3.0% Convertible Senior Subordinated Notes that matured on October 1, 2011.

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2012 or fiscal 2011.

(18)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)

Total revenues	$123,156	132,139	135,946	148,921	110,398	118,066	126,039	136,942
Provision for loan losses	22,839	30,057	36,109	16,700	19,698	27,275	31,962	16,973
General and administrative expenses	64,513	61,464	66,234	68,474	57,298	56,091	61,393	62,733
Interest expense	3,383	3,947	3,338	3,230	3,354	4,096	3,803	3,520
Income tax expense	12,238	13,367	10,683	22,891	11,334	10,369	10,817	19,480
Net income	$20,182	23,304	19,582	37,626	18,714	20,235	18,064	34,236

Earnings per share:
Basic	$1.30	1.56	1.33	2.60	1.16	1.29	1.15	2.16
Diluted	$1.27	1.52	1.30	2.54	1.14	1.26	1.12	2.11

(19)	Litigation

At March 31, 2012, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s financial statements.

(20)	Subsequent Events

On May 1, 2012 the Company entered into a second amendment to its revolving credit facility.  Among other changes, this amendment to the credit facility extends its term through August 31, 2014 and changes the revolving credit commitment amount to up to $483.0 million.  In connection with this amendment, the Company drew $50.0 million to prepay and satisfy in full its junior subordinated note payable that was scheduled to mature on September 17, 2015.  The amendment, which is included as an exhibit to the annual report on Form 10-K of which our Consolidated Financial Statements are a part, is described in greater detail in a Form 8-K filed by the Company on May 1, 2012.  See Note 7 to our audited Consolidated Financial Statements for discussion of the Company’s Notes Payable.

On May 1, 2012, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock.  This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $20 million announced February 29, 2012, and $25 million announced on February 14, 2012.  After taking into account all shares repurchased through May 29, 2012 (including pending repurchase orders subject to settlement), the Company has $17.9 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2012.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2012 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 1, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greenville, South Carolina
May 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries’ (“the Company’s”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated June 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
May 29, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2012 and 2011

Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

		Filed Herewith (*),
		Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report

4.7	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.8	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.9	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K

10.2+	Employment Agreement of Mark C. Roland, effective as of May 21, 2007	10.4	2007 10-K

10.3+	Employment Agreement of Kelly M. Malson, effective as of August 27, 2007	99.1	8-29-07 8-K

10.4+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K

10.5+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879

10.6+	Supplemental Income Plan	10.7	2000 10-K

10.7+	Second Amendment to the Company’s Supplemental Income Plan	10.15	12-31-07 10-Q

10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K

10.9	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.13	12-31-07 10-Q

10.10+	1994 Stock Option Plan of the Company, as amended	10.6	1995 10-K

10.11+	First Amendment to the Company’s 1992 and 1994 Stock Option Plans	10.10	12-31-07 10-Q

10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
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
			Statement on
			Schedule 14A
			for the 2008
			Annual Meeting

10.25+	2009 Supplemental Income Plan	10.1	6-30-09 10-Q

10.26+	2011 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2011
			Annual Meeting

14	Code of Ethics	14	2004 10-K

21	Schedule of the Company’s Subsidiaries	21	2011 10-K

23	Consent of KPMG LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

Filed Herewith (*),
Previously filed (+), or
		or Incorporated by	Company
Exhibit		Reference Previous	Registration
Number	Description	Exhibit Number	No. or Report
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010; (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2012, March 31, 2011 and March 31, 2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.
*

* Submitted electronically herewith.

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
Date: May 29, 2012

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: May 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III	/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and	Ken R. Bramlett Jr., Director
Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2012	Date: May 29, 2012

/s/ Kelly M. Malson	/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief	James R. Gilreath, Director
Financial Officer (Principal Financial and Accounting
Officer)

Date: May 29, 2012	Date: May 29, 2012

/s/ William S. Hummers	/s/ Charles D. Way
William S. Hummers, III, Director	Charles D. Way, Director

Date: May 29*, 2012	Date: May 29, 2012

/s/ Scott J. Vassalluzzo	/s/ Darrell Whitaker
Scott J. Vassalluzzo, Director	Darrell Whitaker, Director

Date: May 29, 2012	Date: May 29, 2012