Form 10-K/A
period 2012-03-31
WORLD ACCEPTANCE CORP
filed 2012-06-14
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No.1

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

(864) 298-980
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2011, computed by reference to the closing sale price on such date, was $676,195,083.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 29, 2012, 13,508,544 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of World Acceptance Corporation for the year ended March 31, 2012, originally filed on May 29, 2012 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of May 29, 2012 shown on the cover page.  The correct number of common shares outstanding as of such date is 13,508,544, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: June 14, 2012

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this amended annual report on Form 10-K/A.

Exhibit No	Description of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *