Form 10-Q
period 2012-06-30
WORLD ACCEPTANCE CORP
filed 2012-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the issuer’s no par value common stock as of July 23, 2012 was 13,071,642.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, when used with reference to the common stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2013” are to the Company’s fiscal year ended March 31, 2013.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$12,875,286	10,768,176
Gross loans receivable	1,027,165,315	972,722,764
Less:
Unearned interest and fees	(277,417,695)	(257,637,819)
Allowance for loan losses	(55,670,131)	(54,507,299)
Loans receivable, net	694,077,489	660,577,646
Property and equipment, net	23,816,077	23,485,435
Deferred income taxes	18,631,692	18,473,998
Other assets, net	10,655,824	10,527,420
Goodwill	5,690,934	5,690,934
Intangible assets, net	5,132,766	5,479,490
Total assets	$770,880,068	735,003,099

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	353,600,000	229,250,000
Junior subordinated note payable	-	50,000,000
Income taxes payable	12,832,370	11,528,236
Accounts payable and accrued expenses	22,587,649	25,349,850
Total liabilities	389,020,019	316,128,086

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 13,060,192 and 13,898,265 shares at June 30, 2012 and March 31, 2012, respectively	-	-
Additional paid-in capital	69,980,816	65,630,753
Retained earnings	316,863,898	355,980,694
Accumulated other comprehensive income (loss)	(4,984,665)	(2,736,434)
Total shareholders' equity	381,860,049	418,875,013
Commitments and contingencies

Total liabilities and shareholders' equity	$770,880,068	735,003,099

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,

	2012	2011

Revenues:
Interest and fee income	$115,299,196	107,348,505
Insurance commissions and other income	17,536,688	15,807,557
Total revenues	132,835,884	123,156,062

Expenses:
Provision for loan losses	23,614,890	22,839,114
General and administrative expenses:
Personnel	48,413,019	44,635,223
Occupancy and equipment	8,642,649	8,219,111
Advertising	2,644,635	2,783,259
Amortization of intangible assets	368,680	432,789
Other	9,090,128	8,442,909
Total general and administrative expenses	69,159,111	64,513,291

Interest expense	3,926,154	3,383,870
Total expenses	96,700,155	90,736,275

Income before income taxes	36,135,729	32,419,787

Income taxes	13,520,731	12,237,689

Net income	$22,614,998	20,182,098

Net income per common share:
Basic	$1.66	1.30
Diluted	$1.63	1.27

Weighted average common shares outstanding:
Basic	13,614,838	15,481,814
Diluted	13,901,933	15,918,044

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	June 30,
	2012	2011

Net income	$22,614,998	20,182,098
Foreign currency translation adjustments	(2,248,231)	440,795
Comprehensive income	20,366,767	20,622,893

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	-	-	11,660,188

Common stock repurchases (2,181,045 shares)	-	(139,799,981)	-	(139,799,981)

Issuance of restricted common stock under stock option plan (60,416 shares)	1,750,596	-	-	1,750,596
Stock option expense	4,867,231	-	-	4,867,231
Other comprehensive income	-	-	(2,872,633)	(2,872,633)
Net income	-	100,694,443	-	100,694,443

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (67,450 shares), including tax benefits of $654,492	2,499,335	-	-	2,499,335

Common stock repurchases (907,777 shares)	-	(61,731,794)	-	(61,731,794)

Issuance of restricted common stock under stock option plan (10,000 shares)	677,818	-	-	677,818
Stock option expense	1,172,910	-	-	1,172,910
Other comprehensive income	-	-	(2,248,231)	(2,248,231)
Net income	-	22,614,998	-	22,614,998

Balances at June 30, 2012	$69,980,816	316,863,898	(4,984,665)	381,860,049

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net income	$22,614,998	20,182,098

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of intangible assets	368,680	432,789
Amortization of loan costs and discounts	431,437	124,233
Provision for loan losses	23,614,890	22,839,114
Amortization of convertible note discount	-	913,446
Depreciation	1,525,912	1,600,484
Deferred income tax benefit	(377,856)	(232,155)
Compensation related to stock option and restricted stock plans	1,850,728	1,908,278
Unrealized gains on interest rate swap	-	(99,313)

Change in accounts:
Other assets, net	(570,722)	1,805,218
Income taxes payable	1,264,141	4,735,233
Accounts payable and accrued expenses	(2,688,640)	(3,494,524)

Net cash provided by operating activities	48,033,568	50,714,901

Cash flows from investing activities:
Increase in loans receivable, net	(58,606,219)	(59,198,770)
Net assets acquired from office acquisitions, primarily loans	(238,339)	(1,424,113)
Increase in intangible assets from acquisitions	(21,956)	(324,927)
Purchases of property and equipment	(2,031,308)	(1,859,163)

Net cash used in investing activities	(60,897,822)	(62,806,973)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	124,350,000	58,900,000
Repayment of junior subordinated note payable	(50,000,000)	-
Proceeds from exercise of stock options	1,844,843	1,473,365
Repurchase of common stock	(61,731,794)	(46,835,817)
Excess tax benefits from exercise of stock options	654,492	296,625

Net cash provided by financing activities	15,117,541	13,834,173

Increase in cash and cash equivalents	2,253,287	1,742,101

Effects of foreign currency fluctuations on cash	(146,177)	29,143

Cash and cash equivalents at beginning of period	10,768,176	8,030,580

Cash and cash equivalents at end of period	$12,875,286	9,801,824

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2012, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2012, and the results of operations and cash flows for the periods ended June 30, 2012 and 2011, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by U.S. (“GAAP”) and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2012, included in the Company’s 2012 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Fair Value Measurement

In May 2011, the FASB issued an accounting pronouncement (ASU 2011-04) related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this pronouncement for our fiscal year beginning April 1, 2012.  The adoption did not have a material effect on our consolidated financial statements.

Comprehensive Income

ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 is not expected to have a significant impact on our financial statements. The Company adopted this pronouncement for our annual and interim reporting beginning April 1, 2012.

Testing Goodwill for Impairment

ASU 2011-08, “Testing Goodwill for Impairment,” permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption did not have any impact on the Company’s consolidated financial statements.

 Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

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

The Company’s interest rate swap, which expired on December 8, 2011, was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts. As of June 30 and March 31, 2012, the Company had no financial assets or liabilities that were measured at fair market value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30,	March 31,
	2012	2012

Book value:
Senior notes payable	$353,600	229,250
Junior subordinated note payable	-	50,000
	$353,600	279,250

Estimated fair value:
Senior notes payable	$353,600	229,250
Junior subordinated note payable	-	50,000
	$353,600	279,250

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2012 or March 31, 2012.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended June 30,
	2012	2011

Balance at beginning of period	$54,507,299	48,354,994

Provision for loan losses	23,614,890	22,839,114
Loan losses	(25,207,102)	(23,156,813)
Recoveries	2,935,614	2,349,330
Translation adjustment	(180,570)	33,332
Balance at end of period	$55,670,131	50,419,957

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2012	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$6,045,819	-	6,045,819
91 days or more delinquent, excluding bankruptcy	18,751,018	-	18,751,018
Loans less than 91 days delinquent and not in bankruptcy	-	1,002,368,478	1,002,368,478
Gross loan balance	24,796,837	1,002,368,478	1,027,165,315
Unearned interest and fees	(4,959,431)	(272,458,264)	(277,417,695)
Net loans	19,837,406	729,910,214	749,747,620
Allowance for loan losses	(19,314,917)	(36,355,214)	(55,670,131)
Loans, net of allowance for loan losses	$522,489	693,555,000	694,077,489

March 31, 2012	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	-	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	-	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	-	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$-	660,577,646	660,577,646

June 30, 2011	Loans indvidually evaluated for impairment (impaired loans)	Loans collectivelly evaluated for impairment	Total
Bankruptcy, gross loans	$5,103,968	-	5,103,968
91 days or more delinquent, excluding bankruptcy	15,141,186	-	15,141,186
Loans less than 91 days delinquent and not in bankruptcy	-	918,831,884	918,831,884
Gross loan balance	20,245,154	918,831,884	939,077,038
Unearned interest and fees	(3,366,106)	(249,452,705)	(252,818,811)
Net loans	16,879,048	669,379,179	686,258,227
Allowance for loan losses	(15,563,304)	(34,856,653)	(50,419,957)
Loans, net of allowance for loan losses	$1,315,744	634,522,526	635,838,270

The following is an assessment of the credit quality for the period indicated:

	June 30,	March 31,
	2012	2012

Credit risk
Consumer loans- non-bankrupt accounts	$1,021,119,496	967,075,808
Consumer loans- bankrupt accounts	6,045,819	5,646,956
Total	$1,027,165,315	972,722,764

Consumer credit exposure
Credit risk profile based on payment activity Performing	$988,522,007	934,095,598
Contractual non-performing, 61 or more days delinquent	38,643,308	38,627,166

Total	$1,027,165,315	972,722,764

Delinquent renewals	$21,580,573	21,013,742

Credit risk profile based on customer type
New borrower	$107,453,755	110,362,853
Former borrower	93,614,269	79,712,646
Refinance	804,516,718	761,633,523
Delinquent refinance	21,580,573	21,013,742
Total	$1,027,165,315	972,722,764

The following is a summary of the past due receivables as of:

	June 30,	March 31,	June 30,
	2012	2012	2011

Recency basis:
30-60 days past due	$29,632,402	22,457,591	28,710,257
61-90 days past due	17,101,141	13,381,637	16,773,774
91 days or more past due	9,462,400	10,569,627	7,683,724
Total	$56,195,943	46,408,855	53,167,755

Percentage of period-end gross loans receivable	5.5%	4.8%	5.7%

Contractual basis:
30-60 days past due	$33,079,310	24,853,508	32,779,642
61-90 days past due	19,585,338	17,320,264	19,009,487
91 days or more past due	19,057,970	21,306,902	15,346,385
Total	$71,722,618	63,480,674	67,135,514

Percentage of period-end gross loans receivable	7.0%	6.5%	7.2%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended
	June 30,
	2012	2011
Basic:
Weighted average common shares outstanding (denominator)	13,614,838	15,481,814
Diluted:
Weighted average common shares outstanding	13,614,838	15,481,814
Dilutive potential common shares Stock options	287,095	408,599
Conversion premium on convertible notes	-	27,631
Weighted average diluted shares outstanding (denominator)	13,901,933	15,918,044

Options to purchase 215,300 shares of common stock at various prices were outstanding during the three months ended June 30, 2012, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

During the three months ended June 30, 2011 there were no anti-dilutive shares.

During the three months ended June 30, 2011, the warrants related to the Company’s former convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants, which expired on February 9, 2012, had a strike price of $73.97 and were generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2012, there were 1,459,138 shares available for grant under the plans.

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

There were no option grants during the quarters ended June 30, 2012 or June 30, 2011.

Option activity for the three months ended June 30, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,041,500	$37.95
Granted	-	-
Exercised	(67,450)	27.35
Forfeited	(6,400)	48.85
Expired	(300)	43.04
Options outstanding, end of period	967,350	$38.61	7.02	$26,708,037
Options exercisable, end of period	224,040	$27.58	3.89	$8,563,013

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2012.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2012 and 2011 was as follows:

	June 30,	June 30,
	2012	2011
Three months ended	$2,739,530	$1,576,465

As of June 30, 2012 total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $10.9 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

Restricted Stock

On April 30, 2012, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $66.51 per share to its independent directors.  All of the shares granted vested immediately.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $1.2 million and $1.0 million, respectively, of compensation expense for the quarters ended June 30, 2012 and 2011 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of June 30, 2012, there was approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.9 years.

A summary of the status of the Company’s restricted stock as of June 30, 2012, and changes during the quarter ended June 30, 2012, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2012	93,999	$50.90
Granted during the period	10,000	66.51
Vested during the period, net of cancellations	(25,413)	30.26
Cancelled during the period	(7,746)	66.51
Outstanding at June 30, 2012	70,840	$58.81

Total share-based compensation included as a component of net income during the quarters ended June 30, 2012 and 2011 was as follows:

	2012	2011
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$1,172,910	868,271
Share-based compensation related to restricted stock	1,193,003	1,040,007

Total share-based compensation related to equity classified awards	$2,365,913	1,908,278

NOTE 7 – ACQUISITIONS

The following table sets forth the acquisition activity of the Company for the quarters ended June 30, 2012 and 2011:

	2012	2011

Number of offices purchased	1	7
Merged into existing offices	1	4
Purchase Price	$260,295	1,749,040
Tangible assets:
Net loans	238,339	1,416,613
Furniture, fixtures & equipment	-	7,500
	238,339	1,424,113
Excess of purchase prices over carrying value of net tangible assets	$21,956	324,927
Customer lists	16,956	293,927
Non-compete agreements	5,000	31,000
Goodwill	-	-
Total intangible assets	$21,956	324,927

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the quarter ended June 30, 2012, one acquisition was recorded as business combinations, which was purchased at a discount resulting in no goodwill being recorded.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were no acquisitions recorded as asset acquisitions during the quarter ended June 30, 2012.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $483.0 million senior notes payable revolving credit facility.  This facility provides for borrowings of up to $483.0 million with $353.6 million outstanding at June 30, 2012, subject to a borrowing base formula.  The Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At June 30, 2012 and March 31, 2012, the Company’s interest rate was 4.0%, and the unused amount available under the revolver at June 30, 2012 was $129.4 million.  The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on August 31, 2014.

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
2011
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

NOTE 10 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2012, the Company has determined that approximately $1 million of cumulative undistributed net earnings of SWAC and approximately $4.9 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of June 30, 2012 and March 31, 2012, the Company had $3.1 million and $2.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.53 million and $1.46 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2012, approximately $141,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and the settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2012, the Company had $299,000 accrued for gross interest, of which $60,000 was a current period expense.

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

NOTE 11 – LITIGATION

At June 30, 2012, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s financial statements.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended
	June 30,
	2012	2011
	(Dollars in thousands)

Average gross loans receivable ¹	$1,000,056	906,330
Average net loans receivable ²	732,181	665,256

Expenses as a % of total revenue:
Provision for loan losses	17.8%	18.5%
General and administrative	52.1%	52.4%
Total interest expense	3.0%	2.7%

Operating margin ³	30.2%	29.1%

Return on average assets (trailing 12 months)	13.8%	13.7%

Offices opened or acquired, net	8	20

Total offices (at period end)	1,145	1,087

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.
(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.
(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2012, Versus
Three Months Ended June 30, 2011

Net income increased to $22.6 million for the three months ended June 30, 2012, an increase of 12.1% from the three month period ended June 30, 2011.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased approximately $4.3 million, or 11.9%, interest expense increased by 16.0% and income taxes increased by 10.5%.

Total revenues rose to $132.8 million during the quarter ended June 30, 2012, a 7.9% increase over the $123.2 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 1,064 offices open throughout both quarterly periods increased by approximately 6.0%.  At June 30, 2012, the Company had 1,145 offices in operation, an increase of eight offices from March 31, 2012.

Interest and fee income for the quarter ended June 30, 2012 increased by $8.0 million, or 7.4%, over the same period of the prior year.  This increase resulted from a $93.7 million increase, or 10.3%, in average gross loans receivable over the two corresponding periods.

Insurance commissions and other income increased by $1.7 million, or 10.9%, between the two quarterly periods.  Insurance commissions increased by approximately $1.4 million, or 12.6%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $0.3 million.

The provision for loan losses during the quarter ended June 30, 2012 increased by $0.8 million, or 3.4%, from the same quarter last year.  Accounts 61 days or more past due were 2.6% for both periods on a recency basis and increased from 3.7% to 3.8% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans decreased from 12.5% (annualized) during the prior year first quarter to 12.2% (annualized) during the current year first quarter.  Charge-off (annualized) ratios have been relatively level over the past three June quarters at 12.5% in June 2010, 12.5% in June 2011, and 12.2% in June 2012.

General and administrative expenses for the quarter ended June 30, 2012 increased by $4.6 million, or 7.2% over the same quarter of fiscal 2012.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.2% when comparing the two periods.  The total general and administrative expense as a percent of total revenues decreased slightly from 52.4% for the three months ended June 30, 2011 to 52.1% for the three months ended June 30, 2012.

Interest expense increased $542,000 or 16.0% when comparing the two corresponding quarterly periods.  Average debt outstanding increased from $212.0 million to $309.0 million, or a 45.9% increase.  This increase was offset by a decrease in the effective yield from 6.4% during the first three months of the prior year to 5.1% during the first three months of the current year.  During the current quarter the Company recorded $125,000 to interest expense related to the prepayment penalty for its junior subordinate note which was paid in full on May 1, 2012.  In addition, approximately $430,000 of loan cost relating to the junior subordinate debt were written off and charged to interest expense.  Excluding these two items the effective interest rate for the quarter would have been 4.4%.

The Company’s effective income tax rate decreased slightly to 37.4 % for the quarter ended June 30, 2012 from 37.8% for the prior year quarter.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. generally accepted accounting principles and conform to general practices within the finance company industry.  Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses, share-based compensation and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2012.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $599.5  million at March 31, 2008 to $972.7 million at March 31, 2012, net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $219.4 million, $199.8 million and $183.6 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of July 27, 2012, the Company has $13.7 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 55 branches in the United States and 10 branches in Mexico during fiscal 2013.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2012.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired one loan portfolio during the first quarter of fiscal 2013. Gross loans receivable purchased in this transaction were approximately $306,000 in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $483.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  At June 30, 2012, the effective interest rate on borrowings under the revolving credit facility was 4.0%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2012, $353.6 million was outstanding under this facility, and there was $129.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of June 30, 2012, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2012 (as supplemented by any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2013), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; changes in interest rates; risks related to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $353.6 million at June 30, 2012.  At June 30, 2012, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at June 30, 2012, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican Peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 6.9% and 7.1% of total revenues during the three month periods ended June 30, 2012 and 2011, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to US dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations, as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within stockholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2012 was a loss of approximately $2.2 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

The Company performs a foreign exchange sensitivity analysis on a quarterly basis which assumes a hypothetical 10% increase and decrease in the value of the U.S. dollar relative to the Mexican Peso.  The foreign exchange risk sensitivity of both net loans receivable and consolidated net income is assessed using hypothetical scenarios and assumes that earnings in Mexican pesos are recognized evenly throughout a period. The actual results may differ from the results noted in the tables below particularly due to assumptions utilized or if events occur that were not included in the methodology.

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $38.1 million and $35.0 million at June 30, 2012 and 2011, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts

	As of June 30, 2012

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%		0%	10%

Loans receivable, net of unearned	$746,286,043		$749,747,620	$753,978,461
% change from base amount	(0.46	) %	—	0.56%
$ change from base amount	$(3,461,577)		$—	$4,230,841

	As of June 30, 2011

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%		0%	10%

Loans receivable, net of unearned	$683,078,258		$686,258,227	$690,144,868
% change from base amount	(0.46	) %	—%	0.57%
$ change from base amount	$(3,179,969)		$—	$3,886,641

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income

	As of June 30, 2012

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10%		0%	10%

Net Income	$22,518,399		$22,614,998	$22,733,062
% change from base amount	(0.43	) %	—%	0.52%
$ change from base amount	$(96,599)		$—	$118,064

	As of June 30, 2011

Foreign exchange spot rate, US Dollars to Mexican Pesos	-10		0%	10%

Net Income	$20,170,052		$20,182,098	$20,196,821
% change from base amount	(0.06	) %	—%	0.07%
$ change from base amount	$(12,046)		$—	$14,723

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012. During the first quarter of fiscal 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  While the outcome of litigation is by its nature uncertain, based on current knowledge the Company does not believe that it is presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.  See Note 11 of the unaudited consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

On June 11, 2012, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50 million announced on May 1, 2012.  After taking into account all shares repurchased through July 27, 2012, the Company has $13.7 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended June 30, 2012:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

April 1 through April 30, 2012	-	$-	-	$442,846
May 1 through May 31, 2012	480,535	69.12	33,214,597	17,228,249	*
June 1 through June 30, 2012	427,242	66.75	28,517,197	13,711,052	*

Total for the quarter	907,777	$68.00	61,731,794

*On May 11, 2012, the Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock and on June 11, 2012, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock.  These repurchase authorizations follow, and are in addition to, a similar repurchase authorization of $20 million announced on February 29, 2012.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits

		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Amended and Restated Company Security Agreement Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.8	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.3	9-21-10 8-K

	(i.e. Subsidiary Security Agreement)

4.9	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

			Previous	Company
Exhibit			Exhibit	Registration
Number	Description		Number	No. or Report

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended June 30, 2012, formatted in XBLR:		*
	(i)	Consolidated Balance Sheet as of June 30, 2012 and March 31, 2012;
	(ii)	Consolidated Statements of Operations for the three months ended June 30, 2012 and June 30, 2011;
	(iii)	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and June 30, 2011;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year Ended March 31, 2012 and the three months ended June 30, 2012;
	(v)	Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011; and
	(vi)	Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean, III
A. Alexander McLean, III,
Chief Executive Officer
Date: August 6, 2012

By:	/s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: August 6, 2012