Form 10-Q
period 2012-09-30
WORLD ACCEPTANCE CORP
filed 2012-11-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of outstanding shares of the issuer’s no par value common stock as of October 29, 2012 was 12,925,134.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$12,704,365	10,768,176
Gross loans receivable	1,087,901,711	972,722,764
Less:
Unearned interest and fees	(297,406,536)	(257,637,819)
Allowance for loan losses	(61,328,777)	(54,507,299)
Loans receivable, net	729,166,398	660,577,646
Property and equipment, net	24,319,436	23,485,435
Deferred income taxes	25,598,948	18,473,998
Other assets, net	10,348,397	10,527,420
Goodwill	5,896,288	5,690,934
Intangible assets, net	4,927,477	5,479,490
Total assets	$812,961,309	735,003,099

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	386,600,000	229,250,000
Junior subordinated note payable	-	50,000,000
Income taxes payable	6,626,266	11,528,236
Accounts payable and accrued expenses	22,345,114	25,349,850
Total liabilities	415,571,380	316,128,086

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	-	-
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 12,924,334 and 13,898,265 shares at September 30, 2012 and March 31, 2012, respectively	-	-
Additional paid-in capital	73,895,896	65,630,753
Retained earnings	326,355,956	355,980,694
Accumulated other comprehensive loss	(2,861,923)	(2,736,434)
Total shareholders' equity	397,389,929	418,875,013
Commitments and contingencies

Total liabilities and shareholders' equity	$812,961,309	735,003,099

See accompanying notes to consolidated financial statements

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2012	2011	2012	2011

Revenues:
Interest and fee income	$121,817,856	116,232,521	237,117,052	223,581,026
Insurance commissions and other income	17,580,470	15,906,450	35,117,158	31,714,007
Total revenues	139,398,326	132,138,971	272,234,210	255,295,033

Expenses:
Provision for loan losses	32,401,664	30,057,269	56,016,554	52,896,383
General and administrative expenses:
Personnel	44,669,605	40,742,200	93,082,624	85,377,423
Occupancy and equipment	9,138,637	8,719,513	17,781,286	16,938,624
Advertising	2,801,011	2,698,483	5,445,646	5,481,742
Amortization of intangible assets	339,040	434,208	707,720	866,997
Other	9,209,731	8,869,095	18,299,859	17,312,004
Total general and administrative expenses	66,158,024	61,463,499	135,317,135	125,976,790

Interest expense	4,066,038	3,947,066	7,992,192	7,330,936
Total expenses	102,625,726	95,467,834	199,325,881	186,204,109

Income before income taxes	36,772,600	36,671,137	72,908,329	69,090,924

Income taxes	13,871,151	13,367,213	27,391,882	25,604,902

Net income	$22,901,449	23,303,924	45,516,447	43,486,022

Net income per common share:
Basic	$1.76	1.56	3.42	2.86
Diluted	$1.72	1.52	3.35	2.78

Weighted average common shares outstanding:
Basic	12,985,345	14,915,026	13,298,372	15,196,871
Diluted	13,287,278	15,327,695	13,596,244	15,618,842

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2012	2011	2012	2011

Net income	$22,901,449	23,303,924	45,516,447	43,486,022
Foreign currency translation adjustments	2,122,742	(5,524,250)	(125,489)	(5,083,455)
Comprehensive income	25,024,191	17,779,674	45,390,958	38,402,567

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	-	-	11,660,188

Common stock repurchases (2,181,045 shares)	-	(139,799,981)	-	(139,799,981)

Issuance of restricted common stock under stock option plan (60,416 shares)	1,750,596	-	-	1,750,596
Stock option expense	4,867,231	-	-	4,867,231
Other comprehensive income	-	-	(2,872,633)	(2,872,633)
Net income	-	100,694,443	-	100,694,443

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (117,555 shares), including tax benefits of $1,099,228	4,454,923	-	-	4,454,923

Common stock repurchases (1,093,740 shares)	-	(75,141,185)	-	(75,141,185)

Issuance of restricted common stock under stock option plan (10,000 shares)	1,317,205	-	-	1,317,205
Stock option expense	2,493,015	-	-	2,493,015
Other comprehensive income	-		(125,489)	(125,489)
Net income	-	45,516,447	-	45,516,447

Balances at September 30, 2012	$73,895,896	326,355,956	(2,861,923)	397,389,929

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net income	$45,516,447	43,486,022

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	707,720	866,997
Amortization of loan costs and discounts	431,437	248,462
Provision for loan losses	56,016,554	52,896,383
Amortization of convertible note discount	-	1,819,600
Depreciation	3,083,921	3,210,782
Deferred income tax benefit	(7,130,570)	(3,786,627)
Compensation related to stock option and restricted stock plans	3,810,220	3,070,440
Unrealized gains on interest rate swap	-	(210,260)

Change in accounts:
Other assets, net	(292,766)	1,162,445
Income taxes payable	(4,963,192)	(2,392,532)
Accounts payable and accrued expenses	(2,985,014)	(2,468,123)

Net cash provided by operating activities	94,194,757	97,903,589

Cash flows from investing activities:
Increase in loans receivable, net	(123,603,259)	(109,594,808)
Net assets acquired from office acquisitions, primarily loans	(1,045,264)	(1,794,118)
Increase in intangible assets from acquisitions	(361,061)	(386,991)
Purchases of property and equipment	(3,939,867)	(3,474,906)

Net cash used in investing activities	(128,949,451)	(115,250,823)

Cash flow from financing activities:
Proceeds from senior revolving notes payable, net	157,350,000	150,350,000
Increase in restricted cash	-	(77,000,000)
(Payments on)/proceeds from junior subordinated note payable	(50,000,000)	20,000,000
Proceeds from exercise of stock options	3,355,695	2,070,760
Repurchase of common stock	(75,141,185)	(73,062,561)
Excess tax benefits from exercise of stock options	1,099,228	462,974

Net cash provided by financing activities	36,663,738	22,821,173

Increase in cash and cash equivalents	1,909,044	5,473,939

Effects of foreign currency fluctuations on cash	27,145	(443,616)

Cash and cash equivalents at beginning of period	10,768,176	8,030,580

Cash and cash equivalents at end of period	$12,704,365	13,060,903

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2012, and for the six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2012, and the results of operations and cash flows for the periods ended September 30, 2012 and 2011, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2012, included in the Company’s 2012 Annual Report to Shareholders.

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

The Company’s interest rate swap, which expired on December 8, 2011, was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts. As of September 30 and March 31, 2012, the Company had no financial assets or liabilities that were measured at fair market value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	September 30,	March 31,
	2012	2012

Book value:
Senior notes payable	$386,600	229,250
Junior subordinated note payable	-	50,000
	$386,600	279,250

Estimated fair value:
Senior notes payable	$386,600	229,250
Junior subordinated note payable	-	50,000
	$386,600	279,250

The carrying value of the senior notes payable and the junior subordinated note payable approximated their fair value, as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2012 or March 31, 2012.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$55,670,131	50,419,957	54,507,299	48,354,994
Provision for loan losses	32,401,664	30,057,269	56,016,554	52,896,383
Loan losses	(29,711,502)	(28,249,131)	(54,918,604)	(51,405,944)
Recoveries	2,785,824	2,398,885	5,721,438	4,748,215
Translation adjustment	182,660	(462,507)	2,090	(429,175)
Balance at end of period	$61,328,777	54,164,473	61,328,777	54,164,473

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2012	Loans indvidually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,688,992	-	6,688,992
91 days or more delinquent, excluding bankruptcy	22,281,854	-	22,281,854
Loans less than 91 days delinquent and not in bankruptcy	-	1,058,930,865	1,058,930,865
Gross loan balance	28,970,846	1,058,930,865	1,087,901,711
Unearned interest and fees	(5,745,076)	(291,661,460)	(297,406,536)
Net loans	23,225,770	767,269,405	790,495,175
Allowance for loan losses	(22,914,103)	(38,414,674)	(61,328,777)
Loans, net of allowance for loan losses	$311,667	728,854,731	729,166,398

March 31, 2012	Loans indvidually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	-	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	-	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	-	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$-	660,577,646	660,577,646

September 30, 2011	Loans indvidually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,573,737	-	6,573,737
91 days or more delinquent, excluding bankruptcy	18,366,885	-	18,366,885
Loans less than 91 days delinquent and not in bankruptcy	-	940,014,840	940,014,840
Gross loan balance	24,940,622	940,014,840	964,955,462
Unearned interest and fees	(4,261,310)	(254,222,945)	(258,484,255)
Net loans	20,679,312	685,791,895	706,471,207
Allowance for loan losses	(18,954,411)	(35,210,062)	(54,164,473)
Loans, net of allowance for loan losses	$1,724,901	650,581,833	652,306,734

The following is an assessment of the credit quality for the period indicated:

	September 30,	March 31,
	2012	2012

Credit risk
Consumer loans- non-bankrupt accounts	$1,081,212,719	967,075,808
Consumer loans- bankrupt accounts	6,688,992	5,646,956
Total	$1,087,901,711	972,722,764

Consumer credit exposure
Credit risk profile based on payment activity Performing	$1,041,729,308	934,095,598
Contractual non-performing, 61 or more days delinquent	46,172,403	38,627,166

Total	$1,087,901,711	972,722,764

Delinquent renewals	$21,789,534	21,013,742

Credit risk profile based on customer type
New borrower	$120,930,075	110,362,853
Former borrower	100,446,957	79,712,646
Refinance	844,735,145	761,633,523
Delinquent refinance	21,789,534	21,013,742
Total	$1,087,901,711	972,722,764

The following is a summary of the past due receivables as of:

	September 30,	March 31,	September 30,
	2012	2012	2011

Recency basis:
30-60 days past due	$37,330,812	22,457,591	31,696,312
61-90 days past due	19,439,858	13,381,637	18,683,495
91 days or more past due	12,147,821	10,569,627	10,257,771
Total	$68,918,491	46,408,855	60,637,578

Percentage of period-end gross loans receivable	6.3%	4.8%	6.3%

Contractual basis:
30-60 days past due	$44,956,309	24,853,508	35,664,457
61-90 days past due	23,542,582	17,320,264	22,243,803
91 days or more past due	22,629,821	21,306,902	18,675,027
Total	$91,128,712	63,480,674	76,583,287

Percentage of period-end gross loans receivable	8.4%	6.5%	7.9%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended		Six months ended
	September 30,		September 30,

	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding (denominator)	12,985,345	14,915,026	13,298,372	15,196,871

Diluted:
Weighted average common shares outstanding	12,985,345	14,915,026	13,298,372	15,196,871
Dilutive potential common shares Stock options	301,933	403,060	297,872	404,051
Conversion premium on convertible notes	-	9,609	-	17,920
Weighted average diluted shares outstanding (denominator)	13,287,278	15,327,695	13,596,244	15,618,842

Options to purchase 215,300 shares of common stock at various prices were outstanding during the three months ended September 30, 2012, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.  During the three months ended September 30, 2011 there were no anti-dilutive shares.

Options to purchase 215,655 shares of common stock at various prices were outstanding during the six months ended September 30, 2012, but were not included in the computation of diluted EPS because the options were anti-dilutive.  During the six months ended September 30, 2011 there were no anti-dilutive shares.

During the six months ended September 30, 2011, the warrants related to the Company’s former convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants, which expired on February 9, 2012, had a strike price of $73.97 and were generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally one year for directors and five years for officers and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2012, there were 1,459,138 shares available for grant under the plans.

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

There were no option grants during the six months ended September 30, 2012 or September 30, 2011.

Option activity for the six months ended September 30, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	1,041,500	$37.95
Granted	-	-
Exercised	(117,555)	28.55
Forfeited	(6,400)	48.85
Expired	(300)	43.04
Options outstanding, end of period	917,245	$39.08	6.93	$26,080,188
Options exercisable, end of period	173,935	$26.84	3.62	$7,063,947

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2012.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2012 and 2011 was as follows:

	September 30,	September 30,
	2012	2011
Three months ended	$2,210,159	$823,957
Six months ended	$4,949,689	$2,400,422

As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $9.3 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

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

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 8, 2011 and the final third is scheduled to vest on November 8, 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares will vest on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Compounded
Vesting	Annual
Percentage	EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $577,000 and $364,000, respectively, of compensation expense for the three months ended September 30, 2012 and 2011 and recognized approximately $1.8 million and $1.4 million, respectively, for the six months ended September 30, 2012 and 2011 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of September 30, 2012, there was approximately $1.6 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 1.6 years.

A summary of the status of the Company’s restricted stock as of September 30, 2012, and changes during the six months ended September 30, 2012, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2012	93,999	$50.90
Granted during the period	10,000	66.51
Vested during the period, net of cancellations	(25,413)	42.38
Cancelled during the period	(7,746)	26.73
Outstanding at September 30, 2012	70,840	$58.81

Total share-based compensation included as a component of net income during the three months and six months ended September 30, 2012 and 2011 was as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$1,270,993	797,692	2,493,015	1,665,962
Share-based compensation related to restricted stock units	576,507	364,470	1,832,391	1,404,478

Total share-based compensation related to equity classified awards	$1,847,500	1,162,162	4,325,406	3,070,440

NOTE 7 – ACQUISITIONS

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been from independent third parties.

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2012 and 2011:

	2012	2011

Number of business combinations	3	1
Number of asset purchases	3	11
Total acquisitions	6	12

Purchase Price	$1,406,325	2,181,109
Tangible assets:
Net loans	1,037,264	1,786,618
Furniture, fixtures & equipment	8,000	7,500
	1,045,264	1,794,118

Excess of purchase prices over carrying value of net tangible assets	$361,061	386,991

Customer lists	125,707	336,991
Non-compete agreements	30,000	50,000
Goodwill	205,354	-

Total intangible assets	$361,061	386,991

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2012, three acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were three acquisitions recorded as asset acquisitions during the six months ended September 30, 2012.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $483.0 million senior notes payable revolving credit facility.  This facility provides for borrowings of up to $483.0 million with $386.6 million outstanding at September 30, 2012, subject to a borrowing base formula.  The Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At September 30, 2012 and March 31, 2012, the Company’s effective interest rate, including the commitment fee, was 4.4%, and the unused amount available under the revolver at September 30, 2012 was $96.4 million.  The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on August 31, 2014.

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

The (losses) gains recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps are as follows:

	Three months ended	Six months ended
	September 30,	September 30,
	2011	2011
Realized losses
Interest rate swaps - included as a component of interest expense	$(112,340)	(222,743)

Unrealized gains
Interest rate swaps - included as a component of other income	$110,947	210,260

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

NOTE 10 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2012, the Company has determined that approximately $1.1 million of cumulative undistributed net earnings of SWAC and approximately $6.0 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of September 30, 2012 and March 31, 2012, the Company had $3.2 million and $2.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.63 million and $1.46 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2012, approximately $141,000 of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and the settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2012, the Company had $360,000 accrued for gross interest, of which $122,000 was a current period expense.

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

NOTE 11 – LITIGATION

At September 30, 2012, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s financial statements.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Dollars in thousands)

Average gross loans receivable ¹	$1,063,271	957,903	1,032,306	931,122
Average net loans receivable ²	773,450	699,978	753,254	682,096

Expenses as a % of total revenue:
Provision for loan losses	23.2%	22.7%	20.6%	20.7%
General and administrative	47.5%	46.5%	49.7%	49.3%
Total interest expense	2.9%	3.0%	2.9%	2.9%

Operating margin ³	29.3%	30.7%	29.7%	29.9%

Return on average assets (trailing 12 months)	13.4%	13.7%	13.4%	13.7%

Offices opened or acquired, net	28	21	36	41

Total offices (at period end)	1,173	1,108	1,173	1,108

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

Comparison of Three Months Ended September 30, 2012 Versus
Three Months Ended September 30, 2011

Net income decreased to $22.9 million for the three months ended September 30, 2012, or 1.7%, from the three month period ended September 30, 2011.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $220,000, or 0.5%; interest expense increased by approximately $119,000, or 3.0%, and income tax expense increased by $504,000, or 3.8%.

Total revenues rose to $139.4 million during the quarter ended September 30, 2012, a 5.5% increase over the $132.1 million for the corresponding quarter of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 1,064 offices open throughout both quarterly periods increased by approximately 3.1%.  At September 30, 2012, the Company had 1,173 offices in operation, an increase of 36 offices from March 31, 2012.

Interest and fee income for the quarter ended September 30, 2012 increased by $5.6 million, or 4.8%, over the same period of the prior year.  This increase resulted from a $73.5 million increase, or 10.5%, in average net loans receivable over the two corresponding periods. As previously disclosed and consistent with our historical practice, the Company calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the effective interest method, which is an accrual method for recognizing the revenue. While we do see substantial fluctuations in the amount of cash collected on a month to month basis depending on the number of business days in a month, these fluctuations generally level off during a given quarter. However, every so often, as occurred this quarter, the last two days of the quarter fell on a weekend.  The last time it occurred was September 30, 2007 and, the time before that, September 30, 2001. We believe this timing issue has and will result in a shift of interest and fee revenue, currently estimated to be between $2.0 and $2.5 million dollars, from the second quarter to the third quarter of the fiscal year.

Insurance commissions and other income increased by approximately $1.7 million, or 10.5%, between the two quarterly periods.  Insurance commissions increased by approximately $1.5 million, or 13.4%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $147,000, or 3.3%.

The provision for loan losses during the three months ended September 30, 2012 increased by $2.3 million, or 7.8% due to an 11.9% increase in net loans, from the same quarter last year.  This increase was offset by a decrease in our net charge-offs as a percentage of average net loans, which decreased from 14.8% to 13.9% (annualized) when comparing the two quarter end periods.  Over the last ten years, charge-off ratios during the second fiscal quarter have ranged from a high of 17.0% in fiscal 2008 to a low of 14.0% in fiscal 2006, excluding the current quarter, which was an all-time low of 13.9%.  Accounts that were 61+ days past due decreased from 3.0% to 2.9% of gross loans on a recency basis and remained flat at 4.2% on a contractual basis when comparing the two quarter end statistics.

General and administrative expenses for the quarter ended September 30, 2012 increased by $4.7 million, or 7.6% over the same quarter of fiscal 2012. Of the total increase, approximately, $2.1 million related to salary expense, the majority of which was attributable to the year over year increase in our branch network and normal merit increases to employees.  In addition, health insurance cost for employees increased approximately $1.0 million when comparing the two quarterly periods.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.0% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 47.5% for the three months ended September 30, 2012 and was 46.5% for the three months ended September 30, 2011.

Interest expense increased by approximately $119,000 when comparing the two corresponding quarterly periods as a result of a 41.8% increase in the average debt balance, offset by a decrease in the effective interest rate.  The effective interest rate decreased from 6.0% to 4.4% during the current quarter.

The Company’s effective income tax rate increased to 37.7% for the quarter ended September 30, 2012 compared to 36.5% for the prior year quarter. The increase was primarily due to the effects of a discrete event in the prior year quarter resulting from the release of a reserve related to a state refund.

Comparison of Six Months Ended September 30, 2012 Versus
Six Months Ended September 30, 2011

Net income increased to $45.5 million for the six months ended September 30, 2012, an increase of 4.7%, from the six month period ended September 30, 2011.  Operating income increased approximately $4.5 million, or 5.9%; interest expense increased by 9.0% and income taxes increased by 7.0%.

Total revenues rose to $272.2 million during the six months ended September 30, 2012, a 6.6% increase over the $255.3 million for the corresponding six months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 1,064 offices open throughout both six month periods increased by approximately 4.5%.

Interest and fee income for the six months ended September 30, 2012 increased by $13.5 million, or 6.1%, over the same period of the prior year.  This increase resulted from a $71.2 million increase, or 10.4%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $3.4 million, or 10.7%, between the two six month periods.  Insurance commissions increased by approximately $2.9 million, or 13.0%, during the most recent six months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $483,000, or 5.2%, over the corresponding six months.

The provision for loan losses during the six months ended September 30, 2012 increased by $3.1 million, or 5.9% due to loan growth, from the same period of the prior year.  Accounts that were 61+ days past due decreased from 3.0% to 2.9% of gross loans on a recency basis and remained flat at 4.2% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans decreased from 13.7% to 13.1% (annualized) when comparing the two six month periods.

General and administrative expenses for the six months ended September 30, 2012 increased by $9.3 million, or 7.4% over the same period of fiscal 2012.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.5% when comparing the two periods.  During the first six months of fiscal 2013, the Company opened or acquired 36 branches compared to 41 branches opened or acquired in the first six months of fiscal 2012.  The total general and administrative expense as a percent of total revenues increased from 49.3% for the six months ended September 30, 2011 to 49.7% for the six months ended September 30, 2012.

Interest expense increased by approximately $661,000 when comparing the two corresponding six month periods as a result of a 43.7% increase in the average debt balance, offset by a decrease in the effective interest rate.  The effective interest rate decreased from 6.2% to 4.7% during the current six month period.

The Company’s effective income tax rate increased to 37.6% for the six months ended September 30, 2012 compared to 37.1% for the first six months of the prior year. The increase was primarily the result of the state refund settlement in the prior year period as described above.

Regulatory Matters

As previously disclosed, proponents of a ballot initiative to limit consumer loan annual interest rates in Missouri to 36% had sought to have this initiative included on Missouri’s November 2012 general election ballot.  In August 2012, the Missouri Secretary of State ruled that the proponents of the ballot initiative had failed to gather the requisite number of signatures to have the initiative included on the November 2012 ballot.  Although the proponents filed a lawsuit to challenge the Secretary of State’s ruling, in September 2012 they abandoned their effort to overturn the Secretary of State’s ruling.  Accordingly, this initiative will not be on this year’s general election ballot in Missouri.  This outcome does not prohibit the proponents from commencing an identical or a new ballot initiative after the November elections.  As discussed further in the Company’s report on Form 10-K for the fiscal year ended March 31, 2012, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business—Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2012 for more information regarding these regulations and related risks.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. GAAP and conform to general practices within the finance company industry.  Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses, share-based compensation and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”),  state taxing authorities, or Mexico taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $671.2  million at March 31, 2009 to $972.7 million at March 31, 2012, net cash provided by operating activities for fiscal years 2012, 2011 and 2010 was $219.4 million, $199.8 million and $183.6 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of November 2, 2012, the Company has $25.3 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 60 branches in the United States and 10 branches in Mexico during fiscal 2013.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2012.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired six loan portfolios during the first six months of fiscal 2013. Gross loans receivable purchased in these transactions were approximately $1.3 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $483.0 million base credit facility with a syndicate of banks.  The credit facility will expire on August 31, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the six months ended, September 30, 2012, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.4%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the revolving credit facility.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2012, $386.6 million was outstanding under this facility, and there was $96.4 million of unused borrowing availability under the borrowing base limitations.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of September 30, 2012, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices and the scheduled repayment of the other notes payable (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2012 (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, including, but not limited to, any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2013), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; changes in interest rates; risks related to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $386.6 million at September 30, 2012.  At September 30, 2012, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at September 30, 2012, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $828,000 on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 7.0% of total revenues during the six month period ended September 30, 2012 and 2011. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2012 was a loss of approximately $0.1 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $43.1 million and $32.5 million at September 30, 2012 and 2011, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts

	For the Period Ended September 30, 2012

Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%		0%	10%

Loans receivable, net of unearned	$786,579,265		$790,495,175	$795,281,287
% change from base amount	(0.50	) %	—%	0.61%
$ change from base amount	$(3,915,910)		$—	$4,786,112

	For the Period Ended September 30, 2011

Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%		0%	10%

Loans receivable, net of unearned	$703,515,855		706,471,207	$710,083,288
% change from base amount	(0.42	) %	—%	0.51%
$ change from base amount	$(2,955,352)		$—	$3,612,081

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income

	For the six months ended September 30,2012

Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%		0%	10%

Net Income	$45,316,091		$45,516,447	$45,761,325
% change from base amount	(0.44	) %	—%	0.54%
$ change from base amount	$(200,356)		$—	$244,878

	For the six months ended September 30,2011

Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%		0%	10%

Net Income	$43,398,845		$43,486,022	$43,592,564
% change from base amount	(0.20	) %	—%	0.25%
$ change from base amount	$(87,177)		$—	$106,542

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012. During the second quarter of fiscal 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 1, 2012, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on June 11, 2012.  After taking into account all shares repurchased through November 2, 2012, the Company has $25.3 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the six month period ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

July 1 through July 31, 2012	-	$-	-	$13,691,052
August 1 through August 31, 2012	185,963	72.11	13,409,391	25,281,661
September 1 through September 30, 2012	-	-	-	25,281,661

Total for the quarter	185,963	$72.11	13,409,391

*On August 1, 2012, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25 million announced on June 11, 2012.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6.	Exhibits
		Previous	Company
Exhibit		Exhibit	Registration
Number	Description	Number	No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.8	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.9	September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

			Previous	Company
Exhibit			Exhibit	Registration
Number	Description		Number	No. or Report

101.1	The following materials from the Company’s Quarterly Report		*
For the fiscal quarter ended September 30, 2012, formatted in XBLR:
	(i)	Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012;
	(ii)	Consolidated Statements of Operations for the three and six months ended September 30, 2012 and September 30, 2011;
	(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2012 and September 30, 2011;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2012 and the six months ended September 30, 2012;
	(v)	Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date: November 2, 2012

By: /s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date: November 2, 2012