Form 10-Q
period 2012-12-31
WORLD ACCEPTANCE CORP
filed 2013-02-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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

The number of outstanding shares of the issuer’s no par value common stock as of February 4, 2013 was 12,339,238.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Cash and cash equivalents	$17,174,353	10,768,176
Gross loans receivable	1,183,705,736	972,722,764
Less:
Unearned interest and fees	(324,730,655)	(257,637,819)
Allowance for loan losses	(66,804,471)	(54,507,299)
Loans receivable, net	792,170,610	660,577,646
Property and equipment, net	24,104,749	23,485,435
Deferred income taxes	28,247,787	18,473,998
Other assets, net	11,929,292	10,527,420
Goodwill	5,896,288	5,690,934
Intangible assets, net	4,661,412	5,479,490
Total assets	$884,184,491	735,003,099

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	492,700,000	229,250,000
Junior subordinated note payable	—	50,000,000
Income taxes payable	5,190,481	11,528,236
Accounts payable and accrued expenses	26,786,164	25,349,850
Total liabilities	524,676,645	316,128,086

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 12,554,365 and 13,898,265 shares at December 31, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	81,748,912	65,630,753
Retained earnings	281,150,232	355,980,694
Accumulated other comprehensive loss	(3,391,298)	(2,736,434)
Total shareholders' equity	359,507,846	418,875,013
Commitments and contingencies

Total liabilities and shareholders' equity	$884,184,491	735,003,099

See accompanying notes to consolidated financial statements

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Revenues:
Interest and fee income	$130,311,649	117,112,842	367,428,701	340,693,868
Insurance commissions and other income	19,327,915	18,833,629	54,445,073	50,547,636
Total revenues	149,639,564	135,946,471	421,873,774	391,241,504

Expenses:
Provision for loan losses	37,394,633	36,109,128	93,411,187	89,005,511
General and administrative expenses:
Personnel	48,319,205	42,097,880	141,401,829	127,475,303
Occupancy and equipment	9,109,693	8,343,121	26,890,979	25,281,745
Advertising	6,535,782	5,854,480	11,981,428	11,336,222
Amortization of intangible assets	329,196	414,913	1,036,916	1,281,910
Other	10,503,986	9,523,762	28,803,845	26,835,766
Total general and administrative expenses	74,797,862	66,234,156	210,114,997	192,210,946

Interest expense	4,403,866	3,338,048	12,396,058	10,668,984
Total expenses	116,596,361	105,681,332	315,922,242	291,885,441

Income before income taxes	33,043,203	30,265,139	105,951,532	99,356,063

Income taxes	12,369,212	10,683,304	39,761,094	36,288,206

Net income	$20,673,991	19,581,835	66,190,438	63,067,857

Net income per common share:
Basic	$1.61	1.33	5.04	4.19
Diluted	$1.58	1.30	4.93	4.08

Weighted average common shares outstanding:
Basic	12,837,327	14,747,139	13,144,131	15,046,415
Diluted	13,100,289	15,119,679	13,431,268	15,453,573

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net income	20,673,991	19,581,835	66,190,438	63,067,857
Foreign currency translation adjustments	(529,375)	(1,338,025)	(654,864)	(6,421,480)
Comprehensive income	20,144,616	18,243,810	65,535,574	56,646,377

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	—	—	11,660,188

Common stock repurchases (2,181,045 shares)	—	(139,799,981)	—	(139,799,981)

Issuance of restricted common stock under stock option plan (60,416 shares)	1,750,596	—	—	1,750,596
Stock option expense	4,867,231	—	—	4,867,231
Other comprehensive income	—	—	(2,872,633)	(2,872,633)
Net income	—	100,694,443	—	100,694,443

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (249,035 shares), including tax benefits of $2,262,766	9,382,937	—	—	9,382,937

Common stock repurchases (2,017,677 shares)	—	(141,020,900)	—	(141,020,900)

Issuance of restricted common stock under stock option plan (439,500 shares)	1,872,123	—	—	1,872,123
Stock option expense	4,863,099	—	—	4,863,099
Other comprehensive income	—		(654,864)	(654,864)
Net income	—	66,190,438	—	66,190,438

Balances at December 31, 2012	$81,748,912	281,150,232	(3,391,298)	359,507,846

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2012	2011
Cash flow from operating activities:
Net income	$66,190,438	63,067,857

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,036,916	1,281,910
Amortization of loan costs and discounts	406,812	280,043
Provision for loan losses	93,411,187	89,005,511
Amortization of convertible note discount	—	1,819,600
Depreciation	4,683,781	4,773,549
Deferred income tax benefit	(9,773,789)	(6,683,729)
Compensation related to stock option and restricted stock plans, net of taxes	6,735,222	4,897,230
Unrealized gains on interest rate swap	—	(319,235)

Change in accounts:
Other assets, net	(1,815,636)	(104,144)
Income taxes payable	(6,362,166)	(7,583,342)
Accounts payable and accrued expenses	1,458,764	(137,087)

Net cash provided by operating activities	155,971,529	150,298,163

Cash flows from investing activities:
Increase in loans receivable, net	(224,259,715)	(210,760,223)
Net assets acquired from office acquisitions, primarily loans	(1,263,798)	(2,419,787)
Purchases of property and equipment	(5,355,655)	(4,752,260)
Increase in intangible assets from acquisitions	(424,192)	(640,570)

Net cash used in investing activities	(231,303,360)	(218,572,840)

Cash flow from financing activities:
Borrowings from lines of credit	401,600,466	352,985,000
Payments on lines of credit	(138,150,466)	(156,320,000)
Repayment of the convertible senior subordinated notes payable	—	(77,000,000)
(Payments on)/proceeds from junior subordinated note payable	(50,000,000)	20,000,000
Proceeds from exercise of stock options	7,120,171	8,460,809
Repurchase of common stock	(141,020,900)	(73,983,889)
Excess tax benefits from exercise of stock options	2,262,766	914,886

Net cash provided by financing activities	81,812,037	75,056,806

Increase in cash and cash equivalents	6,480,206	6,782,129

Effects of foreign currency fluctuations on cash	(74,029)	(547,186)

Cash and cash equivalents at beginning of period	10,768,176	8,030,580

Cash and cash equivalents at end of period	$17,174,353	14,265,523
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2012 and 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2012, and for the three and nine months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2012, and the results of operations and cash flows for the periods ended December 31, 2012 and 2011, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The Company’s interest rate swap, which expired on December 8, 2011, was valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts. As of December 31, and March 31, 2012, the Company had no financial assets or liabilities that were measured at fair market value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	December 31, 2012	March 31, 2012
Book value:
Senior notes payable	$492,700	229,250
Junior subordinated note payable	—	50,000
	$492,700	279,250
Estimated fair value:
Senior notes payable	$492,700	229,250
Junior subordinated note payable	—	50,000
	$492,700	279,250

The carrying value of the senior notes payable and the junior subordinated note payable approximated their fair value, as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2012 or March 31, 2012.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$61,328,777	54,164,473	54,507,299	48,354,994
Provision for loan losses	37,394,633	36,109,128	93,411,187	89,005,511
Loan losses	(34,619,123)	(31,538,663)	(89,537,727)	(82,944,607)
Recoveries	2,750,869	2,462,103	8,472,307	7,210,318
Translation adjustment	(50,685)	(78,178)	(48,595)	(507,353)
Balance at end of period	$66,804,471	61,118,863	66,804,471	61,118,863

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,045,303	—	6,045,303
91 days or more delinquent, excluding bankruptcy	25,205,444	—	25,205,444
Loans less than 91 days delinquent and not in bankruptcy	—	1,152,454,989	1,152,454,989
Gross loan balance	31,250,747	1,152,454,989	1,183,705,736
Unearned interest and fees	(6,447,504)	(318,283,151)	(324,730,655)
Net loans	24,803,243	834,171,838	858,975,081
Allowance for loan losses	(24,803,243)	(42,001,228)	(66,804,471)
Loans, net of allowance for loan losses	$—	792,170,610	792,170,610

March 31, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	—	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	—	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	—	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$—	660,577,646	660,577,646

December 31, 2011	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,850,341	—	5,850,341
91 days or more delinquent, excluding bankruptcy	22,784,021	—	22,784,021
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,443,542	1,037,443,542
Gross loan balance	28,634,362	1,037,443,542	1,066,077,904
Unearned interest and fees	(5,655,260)	(282,193,339)	(287,848,599)
Net loans	22,979,102	755,250,203	778,229,305
Allowance for loan losses	(22,979,102)	(38,139,761)	(61,118,863)
Loans, net of allowance for loan losses	$—	717,110,442	717,110,442

The following is an assessment of the credit quality for the period indicated:

	December 31, 2012	March 31, 2012	December 31, 2011
Credit risk
Consumer loans- non-bankrupt accounts	$1,177,660,433	967,075,808	1,060,227,563
Consumer loans- bankrupt accounts	6,045,303	5,646,956	5,850,341
Total gross loans	$1,183,705,736	972,722,764	1,066,077,904

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,132,401,488	934,095,598	1,019,834,095
Contractual non-performing, 61 or more days delinquent	51,304,248	38,627,166	46,243,809
Total gross loans	$1,183,705,736	972,722,764	1,066,077,904

Delinquent renewals	$21,701,807	21,013,742	22,354,349

Credit risk profile based on customer type
New borrower	$163,114,221	110,362,853	145,258,224
Former borrower	105,679,007	79,712,646	91,050,042
Refinance	893,210,701	761,633,523	807,415,289
Delinquent refinance	21,701,807	21,013,742	22,354,349
Total gross loans	$1,183,705,736	972,722,764	1,066,077,904

The following is a summary of the past due receivables as of:

	December 31, 2012	March 31, 2012	December 31, 2011
Recency basis:
30-60 days past due	$37,651,933	22,457,591	30,909,259
61-90 days past due	21,318,509	13,381,637	19,265,876
91 days or more past due	13,356,644	10,569,627	12,614,281
Total	$72,327,086	46,408,855	62,789,416

Percentage of period-end gross loans receivable	6.1%	4.8%	5.9%

Contractual basis:
30-60 days past due	$45,193,214	24,853,508	32,995,879
61-90 days past due	25,758,105	17,320,264	23,108,341
91 days or more past due	25,546,143	21,306,902	23,135,468
Total	$96,497,462	63,480,674	79,239,688

Percentage of period-end gross loans receivable	8.2%	6.5%	7.4%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Basic:
Weighted average common shares outstanding (denominator)	12,837,327	14,747,139	13,144,131	15,046,415

Diluted:
Weighted average common shares outstanding	12,837,327	14,747,139	13,144,131	15,046,415
Dilutive potential common shares stock options	262,962	372,540	287,137	395,233
Conversion premium on convertible notes	—	—	—	11,925
Weighted average diluted shares outstanding (denominator)	13,100,289	15,119,679	13,431,268	15,453,573

Options to purchase 436,206 and 47,219 shares of common stock at various prices were outstanding during the three months ended December 31, 2012 and 2011 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

Options to purchase 289,440 and 16,468 shares of common stock at various prices were outstanding during the nine months ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

During the nine months ended December 31, 2011, the warrants related to the Company’s former convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants, which expired on February 9, 2012, had a strike price of $73.97 and were generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2012, there were 478,088 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2012 was $36.04. The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2011 was $36.15. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Dividend yield	—%	—%	—%	—%
Expected volatility	56.15%	56.85%	56.15%	56.85%
Average risk-free interest rate	0.80%	1.12%	0.80%	1.12%
Expected life	5.6 years	6.0 years	5.6 years	6.0 years
Vesting period	5.0 years	5.0 years	5.0 years	5.0 years
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
Option activity for the nine months ended December 31, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,041,500	$37.95
Granted	556,000	71.40
Exercised	(249,035)	28.59
Forfeited	(10,850)	45.82
Expired	(300)	43.04
Options outstanding, end of period	1,337,315	$53.53	8.08	$28,118,105
Options exercisable, end of period	291,055	$33.35	5.10	$11,993,350

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2012.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
Three months ended	$5,377,474	$7,051,893
Nine months ended	$10,327,163	$9,452,314

As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $26.9 million, which is expected to be recognized over a weighted-average period of approximately 4.4 years.

Restricted Stock

On December 7, 2012 , the Company granted 69,600 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012 the Company granted 1,200 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41 per share, respectively, to a certain officer. The 70,800 shares will vest on April 30, 2015 based on the Company’s achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%
On December 7, 2012 , the Company granted 350,900 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012, the Company granted 7,800 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41per share, respectively, to a certain officer. The 358,700 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on October 1, 2012 and ending March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On April 30, 2012, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $66.51 per share to certain independent directors.  All of the shares granted vested immediately.

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and one-third will vest on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock will vest on November 7, 2013 and 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The 11,139 shares will vest on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

On April 29, 2011, the Company granted 10,000 shares of restricted stock (which are equity classified) with a grant date fair value of $67.95 per share to certain independent directors.  All of the shares granted vested immediately.

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 8, 2011 and the final third vested on November 8, 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares will vest on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $1.0 million and $0.8 million, respectively, of compensation expense for the three months ended December 31, 2012 and 2011 and recognized approximately $2.8 million and $2.3 million, respectively, for the nine months ended December 31, 2012 and 2011 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of December 31, 2012, there was approximately $32.4 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 3.6 years.

A summary of the status of the Company’s restricted stock as of December 31, 2012, and changes during the nine months ended December 31, 2012, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2012	93,999	$50.90
Granted during the period	439,500	73.89
Vested during the period, net of cancellations	(41,285)	46.30
Canceled during the period	(14,758)	41.51
Outstanding at December 31, 2012	477,456	$72.61

Total share-based compensation included as a component of net income during the three months and nine months ended December 31, 2012 and 2011 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$2,370,084	2,050,346	4,863,099	3,716,308
Share-based compensation related to restricted stock units	1,012,904	848,506	2,848,405	2,296,183

Total share-based compensation related to equity classified awards	$3,382,988	2,898,852	7,711,504	6,012,491

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

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2012 and 2011:

	2012	2011
Number of business combinations	3	1
Number of asset purchases	6	19
Total acquisitions	9	20

Purchase Price	$1,687,990	3,060,356
Tangible assets:
Net loans	1,255,798	2,412,286
Furniture, fixtures & equipment	8,000	7,500
	1,263,798	2,419,786

Excess of purchase prices over carrying value of net tangible assets	$424,192	640,570

Customer lists	173,838	565,570
Non-compete agreements	45,000	75,000
Goodwill	205,354	—

Total intangible assets	$424,192	640,570

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2012, three acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were six acquisitions recorded as asset acquisitions during the nine months ended December 31, 2012.

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

Customer lists are allocated at an office level and are evaluated for impairment at an office level when a triggering event occurs, in accordance with FASB ASC Topic 360-10-5.  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to an office is less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

The results of all acquisitions have been included in the Company’s consolidated financial statements since the respective acquisition dates.  The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the consolidated results of operations as reported.

NOTE 8 – DEBT

On November 19, 2012, the Company entered into a third amendment (the “Third Amendment”) to the Amended and Restated Revolving Credit Agreement, originally dated as of September 17, 2010 (as cumulatively amended, the “Revolving Credit Agreement”), among the Company, the lenders and other banks named therein, and Wells Fargo Bank, National Association (“Wells Fargo”), as successor Administrative Agent and successor Collateral Agent.

Among other changes, the Third Amendment amends the Revolving Credit Agreement as follows: extends its term through November 19, 2014; changes the revolving credit commitment amount to up to $680.0 million; changes the relative commitments of the lenders under the Revolving Credit Agreement; adds an alternate test for the commitment fee that retains the current fee of 0.40% per annum on the unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum; and modifies various covenants under the Revolving Credit Agreement.

The Company’s domestic subsidiaries that are parties to an amended and restated security agreement and an amended and restated guaranty agreement entered in connection with the Revolving Credit Agreement acknowledged and consented to the Third Amendment and confirmed that their obligations under these agreements remain in full force and effect with respect to the Company’s obligations after giving effect to the Third Amendment.

The foregoing description of the Third Amendment, including certain terms in this description which are defined in the Revolving Credit Agreement, is qualified in its entirety by the terms of the Amended and Restated Credit Agreement, dated as of September 17, 2010 among the Company, the lenders named therein and Bank of Montreal, as Administrative Agent (now, by amendment, Wells Fargo), filed as Exhibit 10.1 to the Company’s Form 8-K filed September 21, 2010, as initially amended by the terms of the first amendment, dated as of August 31, 2011, to the Amended and Restated Credit Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2011, as further amended by the second amendment, dated as of May 1, 2012, to the Amended and Restated Credit Agreement, which is filed as Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2012, and as further amended by the Third Amendment, which is filed as Exhibit 10.1 to the Company's Form 8-K filed November 20, 2012.

The Company's notes payable consist of a $680.0 million senior notes payable revolving credit facility with $492.7 million outstanding at December 31, 2012. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At December 31, 2012 and March 31, 2012, the Company’s effective interest rate, including the commitment fee, was 4.3% and 4.4%, respectively, and the unused amount available under the revolver at December 31, 2012 was $151.7 million. The Company also had $35.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2014.

The Company has disclosed the borrowings and payments on senior notes payable in the consolidated statement of cash flows for the nine months ended December 31, 2012 and 2011. The updated disclosure of borrowings and payments for 2011 did not change the total cash provided by the financing activities for the nine month period ended December 31, 2011.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20.0 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company paid a fixed rate of 2.4% on the $20.0 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate for a term that ended December 8, 2011.  Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense.

The (losses) gains recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swap were as follows:

	Three months ended December 31,	Nine months ended December 31,
	2011	2011
Realized losses
Interest rate swap - included as a component of interest expense	$(82,716)	(305,459)

Unrealized gains
Interest rate swap- included as a component of other income	$108,975	319,235

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of this swap was to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings.  The Company did not account for this swap using the cash flow hedge accounting provisions of FASB ASC Topic 815-10-15; therefore, the changes in fair value of the swap was included in earnings as other income or expenses.

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

NOTE 10 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2012, the Company has determined that approximately $0.9 million of cumulative undistributed net earnings of SWAC and approximately $6.4 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

The Company adopted the provision of FASB ASC Topic 740-10 on April 1, 2007.   As of December 31, 2012 and March 31, 2012, the Company had $3.1 million and $2.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.53 million and $1.46 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2012, approximately $1.7 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and the settlement of state tax liabilities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2012, the Company had $357,000 accrued for gross interest, of which $181,000 was a current period end expense.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 11 – LITIGATION

At December 31, 2012, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
		(Dollars in thousands)
Average gross loans receivable ¹	$1,124,333	1,003,584	1,063,557	956,723
Average net loans receivable ²	816,671	733,613	774,896	700,266

Expenses as a % of total revenue:
Provision for loan losses	25.0%	26.6%	22.1%	22.7%
General and administrative	50.0%	48.7%	49.8%	49.1%
Total interest expense	2.9%	2.5%	2.9%	2.7%

Operating income ³	25.0%	24.7%	28.1%	28.1%

Return on average assets (trailing 12 months)	13.0%	13.4%	13.0%	13.4%

Offices opened or acquired, net	13	12	49	53

Total offices (at period end)	1,186	1,120	1,186	1,120
__________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses, as a percentage of total revenues.

Comparison of Three Months Ended December 31, 2012 Versus
Three Months Ended December 31, 2011

Net income increased to $20.7 million for the three months ended December 31, 2012, or 5.6%, from the three month period ended December 31, 2011.  Operating income (revenues less provision for loan losses and general and administrative expenses) increased, approximately $3.8 million, or 11.4%, interest expense increased by approximately $1.1 million, or 31.9%, and income tax expense increased by $1.7 million, or 15.8%.

Total revenues rose to $149.6 million during the quarter ended December 31, 2012, a 10.1% increase over the $135.9 million for the corresponding quarter of the previous year. The Company calculates interest revenue on its loans using the rule of 78s, and recognizes the interest revenue using the collection method, which is a cash method of recognizing the revenue. The Company believes that the combination of these two methods does not differ materially from the effective interest method, which is an accrual method for recognizing the revenue. While we do see substantial fluctuations in the amount of cash collected on a month to month basis depending on the number of business days in a month, these fluctuations generally level off during a given quarter. As discussed in the June 30, 2012 Form 10-Q, management believed a timing issue occurred between the September 30, 2012 quarter and the December 31, 2012 quarter.  As expected this shift did occur  resulting in a shift of interest and fee revenue, currently estimated to be between $2.0 and $2.5 million dollars.  The remaining increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 1,063 offices open throughout both quarterly periods increased by approximately 7.3%.  At December 31, 2012, the Company had 1,186 offices in operation, an increase of 49 offices from March 31, 2012.

Interest and fee income for the quarter ended December 31, 2012 increased by $13.2 million, or 11.3%, over the same period of the prior year.  This increase resulted from a $83.1 million increase, or 11.3%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $500,000, or 2.6%, between the two quarterly periods.  Insurance commissions increased by approximately $852,000, or 6.6%, during the most recent quarter when compared to the prior year quarter due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income decreased by approximately $357,000, or 6.0%. The decrease was mostly attributed to $240,000 reduction in Paradata sales revenue and by the Company recognizing a $109,000 gain on the interest rate swap in the prior year quarter, no similar gain was recognized in the current quarter.

The provision for loan losses during the three months ended December 31, 2012 increased by $1.3 million, or 3.6% due to an 11.3% increase in average net loans, from the same quarter last year.  This increase was offset by a decrease in our net charge-offs as a percentage of average net loans, which decreased from 15.9% to 15.6% (annualized) when comparing the two quarter end periods.  Over the last ten years, charge-off ratios during the third fiscal quarter have ranged from a high of 19.6% in fiscal 2008 to a low of 15.6% in fiscal 2006 and fiscal 2013. The percent of loans delinquent 91 days or more as a percent of gross loans also decreased from 1.18% as of December 31, 2011 to 1.13% at December 31, 2012. Since loans 91 days or more past due are reserved 100%, this reduction resulted in a $650,000 reduction to the provision expense.  Accounts that were 61+ days past due decreased from 3.0% to 2.9% of gross loans on a recency basis and remained flat at 4.3% on a contractual basis when comparing the two quarter end statistics.

General and administrative expenses for the quarter ended December 31, 2012 increased by $8.6 million, or 12.9% over the same quarter of fiscal 2012. Of the total increase, approximately, $2.0 million related to salary expense, the majority of which was attributable to the year over year increase in our branch network and normal merit increases to employees.  In addition, health insurance cost for employees increased approximately $1.1 million when comparing the two quarterly periods, primarily due to increased claims. Incentives increased approximately $1.4 million from prior year quarter. In the prior year, estimated incentives were reduced based on projections at that time. A similar reduction to the estimated incentives accruals were not required in the current year.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 6.6% when comparing the two periods.  The total general and administrative expense as a percent of total revenues was 50.0% for the three months ended December 31, 2012 and was 48.7% for the three months ended December 31, 2011.

Interest expense increased by approximately $1.1 million when comparing the two corresponding quarterly periods as a result of a 42.1% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 4.6% to 4.3% during the current quarter.

The Company’s effective income tax rate increased to 37.4% for the quarter ended December 31, 2012 compared to 35.3% for the prior year quarter. The increase was primarily due to the recognition of the benefit of state refund claims that resulted in a discrete event in the prior year quarter.

Comparison of Nine Months Ended December 31, 2012 Versus
Nine Months Ended December 31, 2011

Net income increased to $66.2 million for the nine months ended December 31, 2012, an increase of 5.0%, from the nine months ended December 31, 2011.  Operating income increased approximately $8.3 million, or 7.6%; interest expense increased by 16.2% and income taxes increased by 9.6%.

Total revenues rose to $421.9 million during the nine months ended December 31, 2012, a 7.8% increase over the $391.2 million for the corresponding nine months of the previous year.  This increase was attributable to new offices and an increase in revenues from offices open throughout both quarterly periods.  Revenues from the 1,063 offices open throughout both nine month periods increased by approximately 5.5%.

Interest and fee income for the nine months ended December 31, 2012 increased by $26.7 million, or 7.8%, over the same period of the prior year.  This increase resulted from a $74.6 million increase, or 10.7%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income increased by approximately $3.9 million, or 7.7%, between the two nine month periods.  Insurance commissions increased by approximately $3.8 million, or 10.7%, during the most recent nine months when compared to the same period in the prior year due to the increase in loans in those states where credit insurance is sold in conjunction with the loan.  Other income increased by approximately $126,000 or 0.8%, over the corresponding nine months.

The provision for loan losses during the nine months ended December 31, 2012 increased by $4.4 million, or 4.9% due to loan growth, from the same period of the prior year.  Accounts that were 61+ days past due decreased slightly from 3.0% to 2.9% of gross loans on a recency basis and remained relatively consistent at 4.3% on a contractual basis when comparing the two quarter end statistics. Net charge-offs as a percentage of average net loans decreased from 14.4% to 14.0% (annualized) when comparing the two nine month periods.

General and administrative expenses for the nine months ended December 31, 2012 increased by $17.9 million, or 9.3% over the same period of fiscal 2012. Health insurance cost for employees increased approximately $2.3 million when comparing the two periods, primarily due to increased claims. In addition, equity compensation increased by $1.7 million associated with the additional cost of the November 2011 grant compared to the November 2010 grant.  Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.3% when comparing the two periods.  During the first nine months of fiscal 2013, the Company opened or acquired 49 branches compared to 53 branches opened or acquired in the first nine months of fiscal 2012.  The total general and administrative expense as a percent of total revenues increased from 49.1% for the nine months ended December 31, 2011 to 49.8% for the nine months ended December 31, 2012.

Interest expense increased by approximately $1.7 million when comparing the two corresponding nine month periods as a result of a 43.7% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 5.6% to 4.5% during the current nine month period.

The Company’s effective income tax rate increased to 37.5% for the nine months ended December 31, 2012 compared to 36.5% for the first nine months of the prior year. The increase was primarily the result of the state refund settlement in the prior year period as described above.

Regulatory Matters

Missouri Ballot Initiative

As previously disclosed, the proponents of a 2012 ballot initiative to limit consumer loan annual interest rates in Missouri to 36% failed to secure inclusion of this initiative on Missouri's November 2012 general election ballot. On November 21, 2012, the proponents filed an identical ballot initiative to have the limitation placed on the November 2014 ballot. The Company, through its state and federal trade associations, is working in opposition to this new ballot initiative; however, it is uncertain whether these efforts will be successful in preventing the initiative from being placed on the November 2014 election ballot or in defeating the initiative if it is ultimately placed on the ballot.  As discussed further in the Company's report on Form 10-K for the fiscal year ended March 31, 2012 and the Company's other reports filed with or furnished to the SEC from time to time, the Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2012 for more information regarding these regulations and related risks and the Company's Form 8-K filed August 2, 2012 for more information regarding the potential impact of adoption of such a ballot initiative in Missouri.

Canning v. National Labor Relations Board

The D.C. Circuit issued its decision in the case of Canning v. National Labor Relations Board on January 25, 2013, which invalidated the President's appointment of three members to the NLRB on grounds that the appointments pursuant to the exercise of his “recess appointment” authority were unconstitutional under the circumstances.

The President similarly appointed Richard Cordray as the first Director of the CFPB pursuant to his recess appointment authority at approximately the same time as the NLRB appointments. Mr. Cordray's appointment is similarly being challenged in the D.C. District Court.

The CFPB was not a party to the Canning decision, and Mr. Cordray's appointment was not directly affected by that decision. It is also possible that the Canning decision will be appealed to the U.S. Supreme Court, which could overturn or modify the Canning decision or interpretation of the President's recess appointment authority. However, if Mr. Cordray's appointment is invalidated or his authority remains clouded because of this issue, it may affect our industry, as the operational authorities of the CFPB, which are set forth in Title X of the Dodd-Frank Act, distinguish between certain powers which were exercisable prior to the appointment of a Director and those which are exercisable only when the CPFB has a Director.

One of the CFPB powers which requires a Director is supervising non-depository institutions pursuant to the provisions of Section 1024 of the Dodd-Frank Act, which includes the authority to: (i) prescribe rules defining the scope of non-depository institutions subject to CFPB's supervision; (ii) prescribe rules establishing recordkeeping requirements that CFPB determines are needed to facilitate non-depository supervision; and (iii) conduct examinations of non-depository institutions.

We are a non-depository institution, as described in the Dodd- Frank Act, and it is unclear how the recent Canning ruling or pending action to invalidate Mr. Cordray's appointment will affect our industry and if we will be supervised by the CFPB until the recess appointment issue is resolved.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of February 6, 2013, the Company has $11.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 50 branches in the United States and 10 branches in Mexico during fiscal 2013.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2012.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired nine loan portfolios during the first nine months of fiscal 2013. Gross loans receivable purchased in these transactions were approximately $1.6 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility will expire on November 19, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the nine months ended, December 31, 2012, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.3%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2012, $492.7 million was outstanding under this facility, and there was $151.7 million of unused borrowing availability under the borrowing base limitations. The Company also has $35.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2012, and does not believe that these agreements will materially limit its business and expansion strategy.

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

Share Repurchase Program

The Company's long term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and will continue to use our cash flow and excess capital to repurchase shares, assuming that the repurchased shares are accretive to earnings per share, which should provide better returns for shareholders in the future.  We prefer share repurchases to dividends for several reasons.  First, repurchasing shares should increase the value of the remaining shares.  Second, repurchasing shares as opposed to dividends provides shareholders the option to defer taxes by electing to not sell any of their holdings.  Finally, repurchasing shares provides shareholders with maximum flexibility to increase, maintain or decrease their ownership depending on their view of the value of the Company's shares, whereas a dividend does not provide this flexibility.
Since 1996, the Company has repurchased approximately 14.3 million shares for an aggregate purchase price of approximately $524.7 million. As of December 31, 2012 our debt outstanding was $492.7 million and our shareholders' equity was $359.5 million resulting in a debt-to-equity ratio of 1.37:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor on our debt to equity ratio and are committed to maintaining a debt level that will allow us to continue to execute on our business objectives, while not putting undue stress on our balance sheet.
Historically, management has filed a Form 8-K with the Securities and Exchange Commission to announce any new authorization the Board of Directors has given regarding stock repurchases.  Management plans to continue to make filings with the Securities and Exchange Commission or otherwise publicly announce future stock repurchase authorizations.  When we have Board authorization to repurchase shares, we have historically repurchased shares in the open market and in accordance with applicable regulations regarding company repurchase programs and our own self-imposed trading policies.  As mentioned above, when we have excess capital and the market price of our stock is trading at a level that is accretive to earnings per share, we anticipate that we will continue to repurchase shares.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately four months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $492.7 million at December 31, 2012.  At December 31, 2012, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at December 31, 2012, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.0 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenues from our non-U.S. operations accounted for approximately 7.1% and 6.8% of total revenues during the nine months ended December 31, 2012 and 2011, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2012 was a loss of approximately $0.7 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $38.8 million and $32.4 million at December 31, 2012 and 2011, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	For the period ended December 31, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$788,639,560	$792,170,610	$796,486,332
% change from base amount	(0.45)%	—%	0.54%
$ change from base amount	$(3,531,050)	$—	$4,315,722

	For the period ended December 31, 2011
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$775,286,848	778,229,305	$781,825,381
% change from base amount	(0.38)%	—%	0.46%
$ change from base amount	$(2,942,457)	$—	$3,596,076

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$65,973,675	$66,190,438	$66,455,372
% change from base amount	(0.33)%	—%	0.40%
$ change from base amount	$(216,763)	$0	$264,934

	For the nine months ended December 31, 2011
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$62,841,058	$63,067,857	$63,345,055
% change from base amount	(0.36)%	—%	0.44%
$ change from base amount	$(226,799)	$0	$277,198

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2012. During the third quarter of fiscal 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On November 19, 2012, the Board of Directors authorized the Company to repurchase up to $75 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25 million announced on August 2, 2012 and June 11, 2012. After taking into account all shares repurchased through February 6, 2013, the Company has $11.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2012	—	$—	—	$25,281,661
November 1 through November 30, 2012	327,730	67.91	22,255,991	78,025,671	*
December 1 through December 31, 2012	596,207	73.17	43,623,724	34,401,946

Total for the quarter	923,937	71.30	65,879,715

*On November 19, 2012, the Board of Directors authorized the Company to repurchase up to $75 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25 million announced on August 2, 2012 and June 11, 2012..

Item 5 .Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated November 19, 2012	10.1	11-20-12 8-K

4.8	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.9	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.10	September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

10.1	Form of Stock Option Agreement	99.1	12-10-12 8-K

10.2	Form of Restricted Stock Award Agreement (Group A)	99.2	12-10-12 8-K

10.3	Form of Restricted Stock Award Agreement (Group B)	99.3	12-10-12 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

Exhibit Number	Description		Previous Exhibit Number	Company Registration No. or Report
32.1		Section 1350 Certification of Chief Executive Officer	*

32.2		Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended December 31, 2012, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012;
	(ii)	Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and December 31, 2011;
	(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2012 and December 31, 2011;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2012 and the nine months ended December 31, 2012;
	(v)	Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date:	February 8, 2013

By: /s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date:	February 8, 2013