Form 10-K/A
period 2012-03-31
WORLD ACCEPTANCE CORP
filed 2013-02-19
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No.2
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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K of World Acceptance Corporation for the year ended March 31, 2012, originally filed on May 29, 2012 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed with the SEC on June 14, 2012, is being filed solely to refile the consent of our Independent Registered Public Accounting Firm included as Exhibit 23 in the Original Filing, which the edgarized version of the consent inadvertently omitted the conformed signature of our Independent Registered Public Accounting Firm.
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

Except as expressly set forth in Amendment No. 1 and this Amendment No. 2, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
Date: February 19, 2013

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this amended annual report on Form 10-K/A.

Exhibit No	Description of Exhibits

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *