Form 10-K
period 2013-03-31
WORLD ACCEPTANCE CORP
filed 2013-06-14
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2012, computed by reference to the closing sale price on such date, was $696,290,464.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of June 12, 2013, 11,775,577 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2013 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Form 10-K”) is not complete because the registrant needs additional time for review and analysis to support the Company's allowance for loan losses in order to complete its financial statements to be included in the Form 10-K.  Accordingly, Part II, Items 6, 7, 7A, 8, 9, 9A and 9B have been omitted from this Form 10-K.  In addition, because the Company's financial statements and related financial information have been omitted from this Form 10-K, certain exhibits (or portions thereof), including (i) Exhibit 23.0, Consent of Independent Registered Public Accounting Firm, (ii) portions of Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a),  (iii) Exhibits 32.1 and 32.2, Certifications of the Chief Executive Officer and Chief Financial Officer under Section 1350, and (iv) Exhibit 101, financial statement information in XBRL format, have been omitted from this Form 10-K.

The registrant will file a Notification of Late Filing on Form 12b-25 with respect to the omitted portions of the Form 10-K, and intends to file a complete version of the Form 10-K within fifteen calendar days following the prescribed due date once its financial statements and requisite audit and related procedures have been completed.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

2

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in thirteen states and Mexico.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2014” are to the Company’s fiscal year that will end on March 31, 2014; all references in this report to "fiscal 2013" are to the Company's fiscal year ended March 31, 2013; all references to “fiscal 2012” are to the Company’s fiscal year ending March 31, 2012; and all references to “fiscal 2011” are to the Company’s fiscal year ending March 31, 2011.

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

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $300 and $4,000 through 1,203 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, and Mexico as of March 31, 2013.  The Company generally serves individuals with limited access to consumer credit from banks, credit unions, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services to its customers and others.

Small-loan consumer finance companies operate in a highly structured regulatory environment.  Consumer loan offices are licensed under state laws, which, in many states, establish allowable interest rates, fees and other charges on small loans made to consumers and maximum principal amounts and maturities of these loans.  The Company believes that virtually all participants in the small-loan consumer finance industry charge at or close to the maximum rates permitted under applicable state laws in those states with interest rate limitations.

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

Expansion.  During fiscal 2013, the Company opened 67 new offices.  Three offices were purchased and four offices were merged into existing offices due to its inability to grow to profitable levels.  In fiscal 2014, the Company plans to open or acquire at least 50 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 15 new offices in Mexico in fiscal 2014.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

As already noted, the small-loan consumer finance industry is highly fragmented in the thirteen states in which the Company currently operates.  The Company believes that its competitors in these markets are principally independent operators with generally less than 100 offices.  The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
South Carolina	65	65	68	89	92	93	95	97	97	98
Georgia	74	76	74	96	97	100	101	103	105	108
Texas	150	164	168	183	204	223	229	247	262	279
Oklahoma	47	51	58	62	70	80	82	82	82	82
Louisiana	20	20	24	28	34	38	38	40	44	47
Tennessee	51	55	61	72	80	92	95	103	105	105
Illinois	30	33	37	40	58	61	64	68	75	81
Missouri	26	36	38	44	49	57	62	66	72	76
New Mexico	19	20	22	27	32	37	39	44	44	44
Kentucky	30	36	41	45	52	58	61	66	70	71
Alabama	14	21	26	31	35	42	44	51	62	64
Colorado (1)	—	2	—	—	—	—	—	—	—	—
Wisconsin (3)	—	—	—	—	—	—	—	5	14	21
Indiana (4)	—	—	—	—	—	—	—	—	—	8
Mexico (2)	—	—	3	15	35	63	80	95	105	119
Total	526	579	620	732	838	944	990	1,067	1,137	1,203

(1)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.

(2)	The Company commenced operations in Mexico in September 2005.

(3)	The Company commenced operations in Wisconsin in December 2010.

(4)	The Company commenced operations in Indiana in September 2012.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company offers consumer installment loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  The Company's loans are consumer installment loans that are payable in fully amortizing monthly installments with terms generally of 4 to 44 months, and all loans are prepayable at any time without penalty.  In fiscal 2013, the Company's average originated gross loan size and term were approximately $1,246 and 12 months, respectively.  Several state laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged.  As of March 31, 2013, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of the requirements of the federal Truth in Lending Act, ranged from 21% to 199% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company, as agent for an unaffiliated insurance company, sells credit insurance in connection with its loan transactions.  The commissions from the premiums for those insurance products may increase the Company’s overall returns on loan transactions originated in those states.

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

As of March 31, 2013, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
21%	36%	$259,401,697	$—	$259,401,697	24.31%
37%	50%	220,261,660	4,127	220,265,787	20.64%
51%	60%	139,553,431	130,600	139,684,031	13.09%
61%	70%	54,303,748	3,312,904	57,616,652	5.40%
71%	80%	33,513,034	12,804,266	46,317,300	4.34%
81%	90%	203,928,045	5,374,819	209,302,864	19.62%
91%	100%	32,101,282	2,651,548	34,752,830	3.26%
101%	150%	29,564,466	61,125,256	90,689,722	8.50%
151%	199%	9,020,880	—	9,020,880	0.85%
		$981,648,243	$85,403,520	$1,067,051,763	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company encourages customers to obtain credit insurance for all loans originated in Georgia, South Carolina, Louisiana, Indiana and Kentucky and on a limited basis in Alabama, Tennessee, Oklahoma, and Texas.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at filed authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

In South Carolina, Georgia, Louisiana, Kentucky and Alabama, the Company also charges its borrowers for its non-filing insurance premiums in connection with certain loans in lieu of recording and perfecting the Company’s security interest in the loan collateral.  The premiums are remitted to a third party insurance company for non-filing insurance coverage.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, Kentucky, and Indiana as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown and towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

The table below shows the insurance types available in each state the Company operates:

	Credit Life	Credit Accident and Health	Credit Property	Unemployment	Non-filing Premiums	Automobile Club Membership
Georgia	X	X	X		X	X
South Carolina	X	X	X	X	X
Texas (1)	X	X	X	X		X
Oklahoma (1)	X	X	X	X
Louisiana	X	X	X		X	X
Tennessee (1)	X	X	X	X		X
Illinois
Missouri
New Mexico (1)	X	X				X
Kentucky	X	X	X	X	X	X
Alabama	X	X	X		X	X
Wisconsin
Indiana	X	X	X	X		X

(1) Credit insurance is offered for certain loans.

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

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S offices.  The Company prepared, approximately, 50,000, 44,000 and 48,000 returns in each of the fiscal years 2013, 2012 and 2011, respectively.   Net revenue generated by the Company from this program during fiscal 2013, 2012 and 2011 amounted to approximately $8.7 million, $7.9 million and $7.8 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2004 through 2013:

	At March 31,
State	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
South Carolina	14%	12%	11%	13%	12%	11%	12%	12%	11%	11%
Georgia	13	13	13	14	15	14	14	13	13	13
Texas	21	20	24	23	22	21	20	19	19	19
Oklahoma	5	5	6	5	5	6	6	7	6	6
Louisiana	3	3	3	3	3	3	2	2	2	2
Tennessee	15	18	15	15	14	14	14	14	14	13
Illinois	5	5	5	6	6	6	6	6	7	6
Missouri	6	6	6	5	6	6	6	6	6	6
New Mexico	3	3	3	3	3	3	3	2	2	2
Kentucky	12	12	11	9	9	9	9	9	9	9
Alabama	3	3	3	3	3	4	4	4	4	4
Wisconsin (2)	—	—	—	—	—	—	—	—	1	1
Indiana (3)	—	—	—	—	—	—	—	—	—	—
Mexico (1)	—	—	—	1	2	3	4	6	6	8
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Mexico in September 2005.

(2)	The Company commenced operations in Wisconsin in December 2010.

(3)	The Company commenced operations in Indiana in September 2012.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2013:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	83,517	1,389	116,029
Georgia	97,224	1,378	133,989
Texas	227,303	896	203,564
Oklahoma	56,172	1,194	67,048
Louisiana	31,857	800	25,493
Tennessee	100,968	1,385	139,828
Illinois	48,830	1,403	68,500
Missouri	44,267	1,399	61,936
New Mexico	27,030	747	20,194
Kentucky	57,436	1,586	91,075
Alabama	48,194	897	43,238
Wisconsin	7,000	1,308	9,155
Indiana	1,308	1,223	1,600
Mexico	126,008	678	85,403
Total	957,114	1,115	1,067,052

For fiscal 2013, 2012 and 2011, 93.0%, 93.4% and 94.5%, respectively, of the Company’s revenues were attributable to U.S. customers and 7.0%, 6.6% and 5.5%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “–Our use of derivatives exposes us to credit and market risk.”

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

The Company believes that development and continual reinforcement of personal relationships with customers improves the Company's ability to monitor their creditworthiness, reduces credit risk and generates customer loyalty.  It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had reduced the existing loan's outstanding balance by making multiple payments.  In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In fiscal 2013, approximately 84.6% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2013, 2012 and 2011, the percentages of the Company's loan originations that were refinancings of existing loans were 75.3%, 75.9% and 75.9%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fee and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.4% of the Company’s loan volume in fiscal 2013.

To reduce late payment risk, local office staffs encourage customers to inform the Company in advance of expected payment problems.  Local office staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer until payment is received or some other resolution is reached.  When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's office to make payment.  Company employees are instructed not to accept payment outside of the Company's offices except in unusual circumstances.  In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin, Kentucky, and Indiana the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2013, the captive insurance subsidiary reinsured approximately 1.4% of the credit insurance sold by the Company and contributed approximately $0.8 million to the Company's total revenues.

The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code (“UCC”) financing statements.  Statutes in Georgia, Louisiana, South Carolina, Kentucky and Alabama permit the Company to charge a non-filing or non-recording insurance premium in connection with certain loans originated in these states.  These premiums are equal in aggregate amount to the premiums paid by the Company to purchase non-filing insurance coverage from an unaffiliated insurance company.  Under its non-filing insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral securing the loans.

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

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana and Alabama; the Central Division consists of Tennessee, Illinois, Missouri, Wisconsin, Kentucky, and Indiana; and the Western Division consists of Texas, Oklahoma, and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's offices.  Branch managers are directly responsible for the performance of their respective offices.  District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly.  The Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each of their offices quarterly.

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

Staff and Training.  Local offices are generally staffed with three to four employees.  The branch manager supervises operations of the office and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended.  Each office generally has one or two assistant managers who contact delinquent customers, review loan applications and prepare operational reports.  Each office also generally has a customer service representative who takes loan applications, processes loan applications, applies payments, and assists in the preparation of operational reports, in collection efforts, and in marketing activities.  Larger offices may employ additional assistant managers and customer service representatives.

New employees are required to review detailed training manuals that outline the Company's operating policies and procedures.  The Company tests each employee on the training manual during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the office.  The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.5% of total revenues in fiscal 2013, 2.6% in fiscal 2012 and 2.7% in fiscal 2011.

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

Employees.  As of March 31, 2013, the Company had 3,549 U.S. employees, none of whom were represented by labor unions and 934 employees in Mexico, all of whom were represented by a Mexico-based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

A. Alexander McLean, III (61)	Chief Executive Officer;	Chief Executive Officer since March 2006;
	Chairman and Director	Executive Vice President from August 1996
until March 2006; Senior Vice President from
July 1992 until August 1996; CFO from June
1989 until March 2006; Director since June
1989; and Chairman since August 2007.

Kelly M. Malson (42)	Senior Vice President and	Chief Financial Officer since March 2006;
	Chief Financial Officer	Senior Vice President since May 2009;
Vice President of Internal Audit from
September 2005 to March 2006.

Mark C. Roland (56)	President and Chief	President since March 2006; Chief Operating
	Operating Officer	Officer since April 2005; Executive Vice
	and Director	President from April 2002 to March 2006;
Senior Vice President from January 1996 to
April 2002; Director from August 2007
until August 2011.

Jeff L. Tinney (50)	Senior Vice President,	Senior Vice President, Western Division, since
	Western Division	June 2007; Vice President, Operations – Texas
and New Mexico from June 2001 to June
2007; Vice President, Operations – Texas and
Louisiana from April 1998 to June 2001.

D. Clinton Dyer (40)	Senior Vice President,	Senior Vice President, Central Division since
	Central Division	June 2005; Vice President, Operations –
Tennessee and Kentucky from April 2002 to
June 2005.

James D. Walters (45)	Senior Vice President,	Senior Vice President, Southern Division since
	Southern Division	April 2005; Vice President, Operations –
South Carolina and Alabama from August 1998
to March 2005.

Francisco Javier Sauza Del Pozo (58)	Senior Vice President,	Senior Vice President, Mexico since May
	Mexico	2008; Vice President of Operations from April
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

All of the Company's branch offices are licensed under the laws of the state in which the office is located.  Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations.  In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commissioner, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the  Kentucky  Department  of  Financial  Institutions, the  Alabama  State Banking Department, the Wisconsin Department of Financial Institutions, and the Indiana Department of Financial Institutions.  These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level.  There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions, proposals and legislation regarding the entire consumer credit industry, as well as our particular business, and possible significant changes to the laws and regulations, or the authority exercised pursuant to those laws and regulations that govern our business.  In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted, have a material adverse effect on, or possibly even eliminate, our ability to continue our current business.  We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects.  See "State legislation" and “Federal legislation” below and Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

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

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri, following last year's failed ballot initiative, the same proponents have again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  These laws include the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair, deceptive or abusive credit practices.  Among the principal disclosure items under the Truth in Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act also requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loan are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

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

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Bureau of Consumer Financial Protection (commonly referred to as the CFPB) with virtually unlimited power to regulate and enforce the form and content of all consumer financial transactions. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions.  Notwithstanding that to date the CFPB's exercise of its powers has not been directed at either the Company or its operations, there can be no assurance that in the future it will not exercise its unprecedented powers in a manner that will, either directly or indirectly, have a material and adverse effect on, or eliminate altogether, the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations.  See Part I, Item 1A, “Risk Factors - Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and any variations of the foregoing and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.  Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported financial statements or necessitate material delays or changes in the issuance of the Company’s audited financial statements; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation.  These and other risks are discussed below in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

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

We are subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties, including the suspension or revocation of our licenses to lend in one or more jurisdictions.

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state.  See Part 1, Item 1, “Description of Business–Government Regulation” and "–State legislation" for further discussion of such current state activities and initiatives.

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

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from federal political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our operations.  See Part 1, Item 1, “Description of Business–Government Regulation” and "–Federal legislation" for further discussion of such current federal activities and initiatives.

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

Although our operations in Mexico accounted for only 7.0% of our revenues during fiscal 2013 and 8.0% of our gross loans receivable at March 31, 2013, we intend to continue opening offices and expanding our presence in Mexico.  In addition, if and to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.

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

We have an existing revolving credit agreement committed through November 19, 2014 that allows us to borrow up to $680.0 million, assuming we are in compliance with a number of covenants and conditions.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.

Our debt agreements contain restrictions and limitations that could affect our ability to operate our business.

Our revolving credit agreement contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities.  Among other things, these covenants limit our ability to declare or pay dividends, incur additional debt or enter into a merger, consolidation or sale of substantial assets.  In addition, if we were to breach any covenants or obligations under our revolving credit agreement and such breach were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.

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

We currently operate consumer installment loan offices in 13 states in the United States.  Any adverse legislative or regulatory change in any one of our states, but particularly in any of our larger states could have a material adverse effect on our business, prospects, and results of operation or financial condition. See Part I, Item 1, "Description of Business" for information regarding the size of our business in the various states in which we operate.

We have goodwill which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2013 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

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

The annual turnover as of March 31, 2013 among our office employees was approximately 28.0%.  This turnover increases our cost of operations and makes it more difficult to operate our offices.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

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

•	our ability to obtain and maintain any regulatory approvals, government permits or licenses that may be required;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to obtain adequate financing for our expansion plans; and

•	our ability to attract, train and retain qualified personnel to staff our new operations.

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

We rely heavily on communications and information systems to conduct our business.  Each office is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters.  Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations and financial condition.

Our headquarters building is located in Greenville, South Carolina.  Our information systems and administrative and management processes are primarily provided to our offices from this centralized location, and they could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of terror or similar event, destroyed or severely damaged our headquarters.  Any such catastrophic event or other unexpected disruption of our headquarters functions could have a material adverse effect on our business, results of operations and financial condition.

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

Provisions of our articles of incorporation, South Carolina law, and the laws in several of the states in which our operating subsidiaries are incorporated could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our shareholders to change our management.  In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock, to approve our merger or consolidation with another corporation.  Additional information regarding the similar effect of laws in certain states in which we operate is described in Part 1, Item 1, “Description of Business – Government Regulation.”

Overall stock market volatility may materially and adversely affect the market price of our common stock.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by institutional investors; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Changes to accounting rules, regulations or interpretations could significantly affect our financial results.
New accounting rules or regulations, changes to existing accounting rules or regulations and changing interpretations of existing rules and regulations have and may continue to be issued or occur in the future. Any such changes to accounting rules, regulations or interpretations could negatively affect our reported results of operations and could negatively affect our financial condition through increased cost of compliance.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2013, the Company had 1,203 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2013, total lease expense was approximately $21.9 million, or an average of approximately $18,600 per office.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,725 square feet.

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of June 12, 2013, there were 66 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock.  Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market.  In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors.  In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.

On February 27, 2013, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $75.0 million announced on November 19, 2012. After taking into account all shares repurchased through June 14, 2013, the Company has approximately $29.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2013:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2013	250,207	74.21	18,568,492	15,833,454
February 1 through February 28, 2013	127,213	77.53	9,862,409	30,971,045	*
March 1 through March 31, 2013	174,500	77.90	13,593,855	17,377,190

Total for the quarter	551,920	76.14	42,024,756

* On February 27, 2013, the Board of Directors authorized the Company to repurchase up to $25 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $75 million announced on November 19, 2012.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on June 12, 2013 was $92.69.

Market Price of Common Stock
Fiscal 2013
Quarter	High	Low
First	71.09	57.03
Second	79.11	65.12
Third	75.28	61.00
Fourth	87.19	72.12

Market Price of Common Stock
Fiscal 2012
Quarter
First	68.90	58.85
Second	70.13	55.65
Third	74.48	53.56
Fourth	74.95	61.18

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information contained under the caption “Election of Directors–Director Qualifications and Experience,” “–Audit and Compliance Committee,” “–Audit and Compliance Committee Financial Experts,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters–Code of Business Conduct and Ethics” and “–Director Nominations” in the Proxy Statement is incorporated herein by reference in response to this Item 10.  The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers of the Company."

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

Information contained under the Caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference in response to this Item 13.  Information contained under the captions “Election of Directors–Director Independence,” “–Compensation and Stock Option Committee,” “–Nominating and Corporate Governance Committee” and “–Audit and Compliance Committee” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the caption “Ratification of Appointment of Independent Registered Public Accountants,” in the Proxy Statement except for the information therein under the subcaption “Report of the Audit and Compliance Committee of the Board of Directors,” is incorporated by reference herein in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Previously filed (+), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1	Specimen Share Certificate	4.1	33-42879
4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K
4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated November 19, 2012	10.1	11-20-12 8-K
4.8	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.9	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.10	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K
10.2+	Employment Agreement of Mark C. Roland, effective as of May 21, 2007	10.4	2007 10-K
10.3+	Employment Agreement of Kelly M. Malson, effective as of August 27, 2007	99.1	8-29-07 8-K
10.4+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K
10.5+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879
10.6+	Supplemental Income Plan	10.7	2000 10-K
10.7+	Second Amendment to the Company’s Supplemental Income Plan	10.2	12-31-07 10-Q
10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K
10.9	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.1	12-31-07 10-Q
10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting
10.13+	First Amendment to the Company’s 2002 Stock
	Option Plan	10.1	12-31-07 10-Q
10.14+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on

			Schedule 14A
			for the 2005
			Annual Meeting
10.15+	First Amendment to the Company’s 2005 Stock Option Plan	10.1	12-31-07 10-Q
10.16+	The Company’s Executive Incentive Plan	10.6	1994 10-K
10.17+	The Company’s Retirement Savings Plan	4.1	333-14399
10.18+	The Company Retirement Savings Plan Fifth Amendment	10.1	12-31-08 10-Q
10.19+	Executive Deferral Plan	10.1	2001 10-K
10.20+	Second Amendment to the Company’s Executive Deferral Plan	10.1	12-31-07 10-Q
10.21+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan	10.2	12-31-07 10-Q
10.22+	First Amended and Restated 2005 Executive Deferral Plan	10.2	12-31-07 10-Q
10.23+	Second Amended and Restated Company 2005 Supplemental Income Plan	10.2	12-31-07 10-Q
10.24+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2008
			Annual Meeting
10.25+	2009 Supplemental Income Plan	10.1	6-30-09 10-Q
10.26+	2011 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2011
			Annual Meeting
10.27+	Form of Stock Option Agreement	99.1	12-10-12 8-K
10.28+	Form of Restricted Stock Award Agreement (Group A)	99.2	12-10-12 8-K
10.29+	Form of Restricted Stock Award Agreement (Group B)	99.3	12-10-12 8-K
14.0	Code of Ethics	14.0	2004 10-K
21.0	Schedule of the Company’s Subsidiaries	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

* Submitted electronically herewith.

+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
	Date:	June 14, 2013

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
	Date:	June 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III		/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Ken R. Bramlett Jr., Director

Date:	June 14, 2013	Date:	June 14, 2013

/s/ Kelly M. Malson		/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		James R. Gilreath, Director

Date:	June 14, 2013	Date:	June 14, 2013

/s/ William S. Hummers		/s/ Charles D. Way
William S. Hummers, III, Director		Charles D. Way, Director

Date:	June 14, 2013	Date:	June 14, 2013

/s/ Scott J. Vassalluzzo		/s/ Darrell Whitaker
Scott J. Vassalluzzo, Director		Darrell Whitaker, Director

Date:	June 14, 2013	Date:	June 14, 2013