Form 10-K/A
period 2013-03-31
WORLD ACCEPTANCE CORP
filed 2013-07-19
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K/A

(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, initially filed with the Securities and Exchange Commission on June 14, 2013 (the “Original Filing”), is being filed to provide certain information that was omitted from the Original Filing, including (i) Part II, Items 6, 7, 7A, 8, 9, 9A and 9B, (ii) Exhibit 23.0, Consent of Independent Registered Public Accounting Firm, (iii) complete versions of Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a), (iv) Exhibits 32.1 and 32.2, Certifications of the Chief Executive Officer and Chief Financial Officer under Section 1350, and (v) Exhibit 101, financial statement information in XBRL format. In addition, for convenience, this Form 10-K/A also includes and restates the items included in the Original Filing. Except as otherwise set forth in this Form 10-K/A, no changes or updates to the items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such items subsequent to the filing date of the Original Filing.

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

Loan Receivables.  The following table sets forth the composition of the Company's gross loan receivables by state at March 31 of each year from 2004 through 2013:

	At March 31,
State	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
South Carolina	14%	12%	11%	13%	12%	11%	12%	12%	11%	11%
Georgia	13	13	13	14	15	14	14	13	13	13
Texas	21	20	24	23	22	21	20	19	19	19
Oklahoma	5	5	6	5	5	6	6	7	6	6
Louisiana	3	3	3	3	3	3	2	2	2	2
Tennessee	15	18	15	15	14	14	14	14	14	13
Illinois	5	5	5	6	6	6	6	6	7	6
Missouri	6	6	6	5	6	6	6	6	6	6
New Mexico	3	3	3	3	3	3	3	2	2	2
Kentucky	12	12	11	9	9	9	9	9	9	9
Alabama	3	3	3	3	3	4	4	4	4	4
Wisconsin (2)	—	—	—	—	—	—	—	—	1	1
Indiana (3)	—	—	—	—	—	—	—	—	—	—
Mexico (1)	—	—	—	1	2	3	4	6	6	8
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Mexico in September 2005.

(2)	The Company commenced operations in Wisconsin in December 2010.

(3)	The Company commenced operations in Indiana in September 2012.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2013:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	83,517	$1,389	$116,029
Georgia	97,224	1,378	133,989
Texas	227,303	896	203,564
Oklahoma	56,172	1,194	67,048
Louisiana	31,857	800	25,493
Tennessee	100,968	1,385	139,828
Illinois	48,830	1,403	68,500
Missouri	44,267	1,399	61,936
New Mexico	27,030	747	20,194
Kentucky	57,436	1,586	91,075
Alabama	48,194	897	43,238
Wisconsin	7,000	1,308	9,155
Indiana	1,308	1,223	1,600
Mexico	126,008	678	85,403
Total	957,114	$1,115	$1,067,052

For fiscal 2013, 2012 and 2011, 93.0%, 93.4% and 94.5%, respectively, of the Company’s revenues were attributable to U.S. customers and 7.0%, 6.6% and 5.5%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “–Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures about Market Risk–Foreign Currency Exchange Rate Risk.”

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

New employees are required to review detailed training manuals that outline the Company's operating policies and procedures.  The Company tests each employee on the training manual during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the office.  The Company has also implemented an enhanced training tool known as World University,which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

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
July 1992 until August 1996; CFO from June
1989 until March 2006; Director since June
1989; and Chairman since August 2007.

Kelly M. Malson (43)	Senior Vice President and	Chief Financial Officer since March 2006;
	Chief Financial Officer	Senior Vice President since May 2009;
Vice President of Internal Audit from
September 2005 to March 2006.

Mark C. Roland (56)	President and Chief	President since March 2006; Chief Operating
	Operating Officer	Officer since April 2005; Executive Vice
	and Director	President from April 2002 to March 2006;
Senior Vice President from January 1996 to
April 2002; Director from August 2007
until August 2011.

Jeff L. Tinney (50)	Senior Vice President,	Senior Vice President, Western Division, since
	Western Division	June 2007; Vice President, Operations – Texas
and New Mexico from June 2001 to June
2007; Vice President, Operations – Texas and
Louisiana from April 1998 to June 2001.

D. Clinton Dyer (40)	Senior Vice President,	Senior Vice President, Central Division since
	Central Division	June 2005; Vice President, Operations –
Tennessee and Kentucky from April 2002 to
June 2005.

James D. Walters (45)	Senior Vice President,	Senior Vice President, Southern Division since
	Southern Division	April 2005; Vice President, Operations –
South Carolina and Alabama from August 1998
to March 2005.

Francisco Javier Sauza Del Pozo (58)	Senior Vice President,	Senior Vice President, Mexico since May
	Mexico	2008; Vice President of Operations from April
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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and any variations of the foregoing and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.  Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported financial statements or necessitate material delays or changes in the issuance of the Company’s audited financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); and the unpredictable nature of litigation.  These and other risks are discussed below in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

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

Our revolving credit agreement contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities.  Among other things, these covenants limit our ability to declare or pay dividends, incur additional debt or enter into a merger, consolidation or sale of substantial assets.  In addition, if we were to breach any covenants or obligations under our revolving credit agreement and such breach were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods.  This could trigger cross-defaults under future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.  Additional information regarding our revolving credit facility is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

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

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013 identified a material weakness in our internal control over financial reporting relating to the lack of a documented policy regarding the establishment and assumptions underlying the allowance for loan losses and the lack of a control to assess whether the accounting treatment of renewals was in accordance with U.S. Generally Accepted Accounting Principles and the impact that these modifications may have on the allowance for loan losses, as described in Part II, Item 9A, "Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could impact our ability to accurately reporting our financial results, result in a material misstatement in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock, market confidence in our reported financial information, and our cost of capital. The Company cannot provide any assurance regarding the timing or completion of these remediation efforts or whether or not the Company's internal control over financial reporting will be effective as a result of these efforts.

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of June 5, 2013, there were 66 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock.  Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market.  In the future, the Company's Board of Directors will determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors.  In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

On February 27, 2013, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $75.0 million announced on November 19, 2012. After taking into account all shares repurchased through June 14, 2013, the Company has $29.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2013:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2013	250,207	$74.21	18,568,492	$15,833,454
February 1 through February 28, 2013	127,213	77.53	9,862,409	30,971,045	*
March 1 through March 31, 2013	174,500	77.90	13,593,855	17,377,190

Total for the quarter	551,920	$76.14	42,024,756

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

Market Price of Common Stock
Fiscal 2013
Quarter	High	Low
First	$71.09	$57.03
Second	79.11	65.12
Third	75.28	61.00
Fourth	87.19	72.12

Market Price of Common Stock
Fiscal 2012
Quarter	High	Low
First	$68.90	$58.85
Second	70.13	55.65
Third	74.48	53.56
Fourth	74.95	61.18

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except per share amounts)

	Years Ended March 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Interest and fee income	$505,495	$466,481	$424,594	$375,031	$331,454
Insurance commissions and other income	78,222	73,681	66,851	65,605	60,698
Total revenues	583,717	540,162	491,445	440,636	392,152
Provision for loan losses	114,323	105,706	95,908	90,299	85,476
General and administrative expenses	285,710	260,684	237,515	217,012	200,216
Interest expense	17,394	13,899	14,773	13,881	14,886
Total expenses	417,427	380,289	348,196	321,192	300,578
Income before income taxes	166,290	159,873	143,249	119,444	91,574
Income taxes	62,201	59,179	52,000	45,783	35,081
Net income	$104,089	$100,694	$91,249	$73,661	$56,493
Net income per common share (diluted)	$7.88	$6.59	$5.63	$4.45	$3.43
Diluted weighted average shares	13,214	15,289	16,210	16,546	16,464
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$782,096	$715,085	$646,072	$571,086	$498,433
Allowance for loan losses	(59,981)	(54,507)	(48,355)	(42,897)	(38,021)
Loans receivable, net	722,115	660,578	597,717	528,189	460,412
Total assets	809,325	735,003	666,397	593,052	526,094
Total debt	400,250	279,250	187,430	170,642	197,042
Shareholders' equity	366,396	418,875	442,575	382,948	296,335
Other Operating Data:
As a percentage of average net loans receivable:
Provision for loan losses	14.6%	14.9%	15.1%	16.3%	17.6%
Net charge-offs	13.9%	14.0%	14.3%	15.5%	16.7%
Number of offices open at year-end	1,203	1,137	1,067	990	944

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2009, gross loans receivable have increased at a 9.7% annual compounded rate from $671.2 million to $1.1 billion at March 31, 2013.  The increase reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 838 offices to 1,203 offices as of March 31, 2013.  During fiscal 2014, the Company plans to open approximately 50 new offices in the United States and 15 new offices in Mexico and also to evaluate acquisitions as opportunities arise.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 105 separate finance companies, including the Company, and currently supports over 1,875 individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $2.1 million, $2.3 million and $1.9 million in fiscal 2013, 2012 and 2011, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. offices.  The Company prepared approximately 50,000, 44,000 and 48,000 returns in each of the fiscal years 2013, 2012 and 2011, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $8.7 million, a 9.8% increase over the $7.9 million earned during fiscal 2012.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2013	2012	2011
	(Dollars in thousands)
Average gross loans receivable (1)	$1,072,500	965,044	860,538
Average net loans receivable (2)	782,212	707,244	633,748
Expenses as a percentage of total revenues:
Provision for loan losses	19.6%	19.6%	19.5%
General and administrative	48.9%	48.3%	48.3%
Total interest expense	3.0%	2.6%	3.0%
Operating margin (3)	31.5%	32.2%	32.2%
Return on average assets	13.0%	13.9%	13.9%
Offices opened and acquired, net	66	70	77
Total offices (at period end)	1,203	1,137	1,067

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2013 Versus Fiscal 2012

Net income was $104.1 million during fiscal 2013, a 3.4% increase over the $100.7 million earned during fiscal 2012 .  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $9.9 million, or 5.7%, partially offset by a $3.0 million increase in income tax expense.

Total revenues increased to $583.7 million in fiscal 2013, a $43.6 million, or 8.1%, increase over the $540.2 million in fiscal 2012 .   Revenues from the 1,062 offices open throughout both fiscal years increased by 5.5%.  At March 31, 2013, the Company had 1,203 offices in operation, an increase of 66 offices from March 31, 2012.

Interest and fee income during fiscal 2013 increased by $39.0 million, or 8.4%, over fiscal 2012.  This increase resulted from an increase of $75.0 million, or 10.6%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company’s internal growth.  During fiscal 2013, internal growth increased because the Company opened 66 new offices and the average loan balance increased from $1,056 to $1,115. In addition, the Company completed its change in interest recognition from the cash/Rule of 78's method to the accrual/actuarial method at the end of the current fiscal year. Also, as expected, the change resulted in an increase in interest and fees of approximately $2.2 million during the quarterly period. This increase in revenue was not a material difference in the expected annual earnings between the two methods, but resulted from the timing of month end, which was on a Sunday. This amount was approximately the same as the amount of recognized interest and fee income shift the Company experienced at the end of the second fiscal quarter. Now that the Company has converted to the accrual/actuarial method, there should be more consistency in earnings on a quarterly basis going forward.

Insurance commissions and other income increased by $4.5 million, or 6.2%, over the two fiscal years.  Insurance commissions increased by $4.1 million, or 8.7%, as a result of the increase in loan volume in states where credit insurance is sold. Other income increased by $0.4 million, or 1.6%, when comparing the two fiscal periods.

The provision for loan losses during fiscal 2013 increased by $8.6 million, or 8.2%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2013 amounted to $109.0 million, a 9.8% increase over the $99.3 million charged off during fiscal 2012. Accounts that were 61 days or more past due were 2.7% and 2.5% on a recency basis, and were 4.4% and 4.0% on a contractual basis at both March 31, 2013 and March 31, 2012. During the current fiscal year, the Company has also had a reduction in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans decreased from 14.0% during fiscal 2012 to 13.9% during fiscal 2013. The current year charge-off ratio of 13.9% is below historical levels, and the Company does not expect the ratio to decrease meaningfully below this level for the foreseeable future.   Historically from fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced, but has been declining since.

General and administrative expenses during fiscal 2013 increased to $285.7 million, or 9.6%, over the previous fiscal year.  Equity-based compensation increased approximately $4.4 million in fiscal 2013 compared to fiscal 2012.  Of this increase $3.8 million was due to the Compensation Committee's decision to make a larger than normal equity grant to officers and directors that will cover a period of five years, rather than awarding annual grants. The impact on expenses related to this grant will be substantial over the next several years, depending upon managements' ability to achieve certain predetermined performance goals.  The remaining increase was due primarily to costs associated with the new offices opened or acquired during the fiscal year.  General and administrative expenses, when divided by average open offices, increased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 48.9% in fiscal 2013 from 48.3% in fiscal 2012, respectively.

Interest expense increased by $3.5 million, or 25.1%, during fiscal 2013, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 46.4%.

Income tax expense increased $3.0 million, or 5.1%, primarily from an increase in pre-tax income.  The effective rate increased to 37.4% in fiscal 2013 from 37.0% in fiscal 2012 due to the recognition of the benefit of state refund claims that resulted in a tax benefit in the prior year.

Comparison of Fiscal 2012 Versus Fiscal 2011

Net income was $100.7 million during fiscal 2012, a 10.4% increase over the $91.2 million earned during fiscal 2011.  This increase resulted primarily from an increase in operating income of $173.8 million, or 10.0%, partially offset by a $7.2 million increase in income tax expense.

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

The provision for loan losses during fiscal 2012 increased by $9.8 million, or 10.2%, from the previous year.  This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off.  Net charge-offs for fiscal 2012 amounted to $99.3 million, a 9.7% increase over the $90.6 million charged off during fiscal 2011. Accounts that were 61 days or more past due were 2.5% and 2.4% on a recency basis, and were 4.0% and 3.8% on a contractual basis at both March 31, 2012 and March 31, 2011. During fiscal 2012, the Company also had a reduction in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans decreased from 14.3% during fiscal 2011 to 14.0% during fiscal 2012.

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

Interest expense decreased by $874,000, or 5.9%, during fiscal 2012, as compared to the previous fiscal year.  Although average debt outstanding increased by 17.1%, average interest rates decreased, which resulted in this interest expense decrease.  Average interest rates decreased from 6.7% in fiscal 2011 to 5.4% in fiscal 2012.

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of our common stock at the time of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Delinquency is computed on the basis of the date of the last full contractual payment, as the Company does not accept partial payments, on a loan (known as the recency method) and on the basis of the amount past due in accordance with original payment terms of a loan (known as the contractual method). Upon renewal, the contractual delinquency of a loan is measured based upon the terms of the new agreement, and is not impacted by the renewed loan's classification as a new loan or modification of the existing loan.  Management closely monitors portfolio delinquency using both methods to measure the quality of the Company's loan portfolio and the probability of credit losses.

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2013, 2012, and 2011:

	At March 31,
	2013	2012	2011
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$22,773	17,320	16,564
91 days or more past due	23,941	21,307	16,625
Total	$46,714	38,627	33,189
Percentage of period-end gross loans receivable	4.4%	4.0%	3.8%

In fiscal 2013 approximately 84.6% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new transaction with a present customer in which a portion of the proceeds are used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2013, 2012, and 2011, the percentages of the Company’s loan originations that were refinancings of existing loans were 75.3%, 75.9%, and 75.9%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2013 and 2012, delinquent refinancings represented 1.4% and 1.6%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.  However, as a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2013:

	Loan Volume by Category	Percent of Total Charge-offs	Charge-off as a Percent of Total Loans Made by Category
Refinancing	75.3%	74.2%	4.8%
Former borrowers	9.3%	5.5%	3.5%
New borrowers	15.4%	20.3%	10.6%
	100.0%	100.0%

The Company maintains an allowance for loan losses in an amount that, in management's opinion, is adequate to provide for losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.  When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.

The Company uses a mathematical calculation to determine the initial allowance at the end of each reporting period.  The calculation originated as management's estimate of future charge-offs and is used to allocate expenses to the branch level.  There are two components when calculating the allowance for loan losses, which the Company refers to as the general reserve and the specific reserve.  This calculation is a starting point and over time, and as needed, additional provisions have been added as determined by management to make the allowance adequate.
The general reserve is 4.25% of the gross loan portfolio. The specific reserve represents 100% of all loans 91 or more days past due on a recency basis, including bankrupt accounts in that category.  This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt accounts is remote.
A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices).  The primary tool used is the movement model (on a contractual and recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis) plus the amount of delinquent renewals are compared to the allowance resulting from the mathematical calculation to determine if any adjustments are needed to make the allowance adequate.  Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model, when determining if any adjustments are needed.

The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. However, the Company's practice is to charge off an account the earlier of when the account is deemed uncollectible or 120 days past due on a recency basis (at March 31, 2013 approximately $3.6 million were 120 days or more past due).  The Company's charge-off policy and practice have been consistently applied and no changes have been made during the periods reported.   The Company's historical annual charge-off rate for the past 10 years has ranged from 13.3% to 16.7% of net loans.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

To estimate the losses, the Company uses historical information for net charge-offs and average loan life.  This method is based on the fact that many customers refinance their loans prior to the contractual maturity.  Average contractual loan terms are approximately twelve months and the average loan life is approximately eight months.  The Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2013, 2012, and 2011. Therefore, at each year end the Company had an allowance for loan losses that covered estimated losses for its existing loans based on historical charge-offs and average loan life.

A large percentage of loans that are charged off during any fiscal year are not on the Company's books at the beginning of the fiscal year.  The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance due to the average life of the loan portfolio being less than twelve months, and that the method employed is in accordance with generally accepted accounting principles.

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2013, 2012, and 2011:

	2013	2012	2011
Balance at beginning of period	$54,507,299	48,354,994	42,896,819
Provision for loan losses	114,322,525	105,705,536	95,908,363
Loan losses	(121,514,261)	(110,373,643)	(100,044,691)
Recoveries	12,471,699	11,025,950	9,475,131
Translation adjustment	193,580	(205,538)	119,372
Balance at end of period	$59,980,842	54,507,299	48,354,994

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.7%	7.6%	7.5%
Net charge-offs as a percentage of average loans receivable (1)	13.9%	14.0%	14.3%
_______________________________________________________

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of offices open during fiscal years 2013 and 2012.

	At or for the Three Months Ended
	2013				2012
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$132,836	139,398	149,640	161,844	123,156	132,139	135,946	148,921
Provision for loan losses	23,615	32,402	37,395	20,911	22,839	30,057	36,109	16,700
General and administrative expenses	69,159	66,158	74,798	75,595	64,513	61,464	66,234	68,474
Net income	22,615	22,901	20,674	37,900	20,182	23,304	19,582	37,626

Gross loans receivable	1,027,165	1,087,902	1,183,706	1,067,052	939,077	964,955	1,066,077	972,723
Number of office open	1,145	1,173	1,186	1,203	1,087	1,108	1,120	1,137

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data. Note 1. Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $671.2 million at March 31, 2009 to $1.1 billion at March 31, 2013, net cash provided by operating activities for fiscal years 2013, 2012 and 2011 was $232.0 million, $219.4 million and $199.8 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2013, approximately 14.5 million shares have been repurchased since 1996 for an aggregate purchase price of approximately $543.3 million. During fiscal 2013 the Company repurchased 2.6 million shares for $183.0 million.  On February 27, 2013, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $75.0 million announced on November 19, 2012.  After taking into account all shares repurchased through June 14, 2013, the Company has $29.6 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  See Note 18 – Subsequent Events to the Consolidated Financial Statements.  The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open approximately 50 branches in the United States, 15 branches in Mexico, and evaluate acquisition opportunities in fiscal 2014.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2013.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired three offices and nine loan portfolios from competitors in seven states in twelve separate transactions during fiscal 2013. Gross loans receivable purchased in these transactions were approximately $2.6 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility will expire on November 19, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the twelve months ended, March 31, 2013, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.6%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2013, $400.3 million was outstanding under this facility, and there was $182.1 million of unused borrowing availability under the borrowing base limitations. The Company also has $97.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's revolving credit agreement contains a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contains certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these covenants at March 31, 2013 and does not believe that these covenants will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Maturities of notes payable	$—	$400,250	$—	$—	$—	$—	$400,250
Interest payments	16,010	10,006	—	—	—	—	26,016
Minimum lease payments	19,762	13,272	6,744	1,939	588	—	42,305
Total	$35,772	$423,528	$6,744	$1,939	$588	$—	$468,571

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

Share Repurchase Program

The Company's long-term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and will continue to use our cash flow and excess capital to repurchase shares, assuming that the repurchased shares are accretive to earnings per share, which should provide better returns for shareholders in the future.  We prefer share repurchases to dividends for several reasons.  First, repurchasing shares should increase the value of the remaining shares.  Second, repurchasing shares as opposed to dividends provides shareholders the option to defer taxes by electing to not sell any of their holdings.  Finally, repurchasing shares provides shareholders with maximum flexibility to increase, maintain or decrease their ownership depending on their view of the value of the Company's shares, whereas a dividend does not provide this flexibility.
Since 1996, the Company has repurchased approximately 14.5 million shares for an aggregate purchase price of approximately $543.3 million. As of March 31, 2013 our debt outstanding was $400.3 million and our shareholders' equity was $366.4 million resulting in a debt-to-equity ratio of 1.1:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor on our debt to equity ratio and are committed to maintaining a debt level that will allow us to continue to execute on our business objectives, while not putting undue stress on our balance sheet.

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
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2013, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable, and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $400.3 million at March 31, 2013.  Interest on borrowings under this facility is based, at the Company’s option, on the prime rate or LIBOR plus 3.0%, with a minimum rate of 4.0%.

Based on the outstanding balance at March 31, 2013, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $0.8 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  Revenues from our non-U.S. operations accounted for approximately 7.0% and 6.6% of total revenues during the twelve month periods ended March 31, 2013 and 2012, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2013 was a gain of approximately $2.3 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $50.8 million and $37.5 million at March 31, 2013 and 2012, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2013
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$777,475,815	$782,095,568	$787,741,943
% change from base amount	(0.59)%	—	0.72%
$ change from base amount	$(4,619,753)	$—	$5,646,375
	As of March 31, 2012
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$711,680,007	$715,084,945	$719,246,561
% change from base amount	(0.48)%	—	0.58%
$ change from base amount	$(3,404,938)	$—	$4,161,616

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2013
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$103,782,597	$104,089,748	$104,465,158
% change from base amount	(0.30)%	—	0.36%
$ change from base amount	$(307,151)	$—	$375,410
	As of March 31, 2012
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$100,419,795	$100,694,443	$101,030,127
% change from base amount	(0.27)%	—	0.33%
$ change from base amount	$(274,648)	$—	$335,684

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material adverse effect on its financial condition.  Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base.  It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable.  The Company believes that this increase in absolute revenues should offset any increase in operating costs.  In addition, because the Company’s loans have a relatively short contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

Legal Matters

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Part I, Item 3, “Legal Proceedings” and Note 17 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” of this report is incorporated by reference in response to this Item 7A.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash and cash equivalents	$11,625,365	10,768,176
Gross loans receivable	1,067,051,763	972,722,764
Less:
Unearned interest and fees	(284,956,195)	(257,637,819)
Allowance for loan losses	(59,980,842)	(54,507,299)
Loans receivable, net	722,114,726	660,577,646
Property and equipment, net	23,935,439	23,485,435
Deferred income taxes	29,415,996	18,473,998
Other assets, net	11,712,319	10,527,420
Goodwill	5,896,288	5,690,934
Intangible assets, net	4,624,832	5,479,490
Total assets	$809,324,965	735,003,099

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	400,250,000	229,250,000
Junior subordinated note payable	—	50,000,000
Income taxes payable	13,941,632	11,528,236
Accounts payable and accrued expenses	28,737,074	25,349,850
Total liabilities	442,928,706	316,128,086

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 12,171,075 and 13,898,265 shares at March 31, 2013 and March 31, 2012, respectively	—	—
Additional paid-in capital	89,789,789	65,630,753
Retained earnings	277,024,787	355,980,694
Accumulated other comprehensive (loss)/income	(418,317)	(2,736,434)
Total shareholders' equity	366,396,259	418,875,013
Commitments and contingencies

Total liabilities and shareholders' equity	$809,324,965	735,003,099

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012	2011
Revenues:
Interest and fee income	$505,495,331	466,481,109	424,594,245
Insurance commissions and other income	78,222,382	73,680,573	66,850,858
Total revenues	583,717,713	540,161,682	491,445,103

Expenses:
Provision for loan losses	114,322,525	105,705,536	95,908,363
General and administrative expenses:
Personnel	194,422,717	175,402,913	159,160,492
Occupancy and equipment	36,278,134	33,864,579	31,115,076
Advertising	14,849,980	14,228,002	13,056,444
Amortization of intangible assets	1,365,473	1,698,241	1,949,444
Other	38,794,090	35,490,422	32,233,478
Total general and administrative expenses	285,710,394	260,684,157	237,514,934

Interest expense	17,393,963	13,898,648	14,772,694
Total expenses	417,426,882	380,288,341	348,195,991

Income before income taxes	166,290,831	159,873,341	143,249,112
Income taxes	62,201,083	59,178,898	51,999,932
Net income	$104,089,748	100,694,443	91,249,180

Net income per common share:
Basic	$8.04	6.75	5.76
Diluted	$7.88	6.59	5.63

Weighted average common shares outstanding:
Basic	12,940,007	14,906,662	15,833,983
Diluted	13,214,271	15,289,111	16,210,233

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2013	2012	2011
Net income	$104,089,748	100,694,443	91,249,180
Foreign currency translation adjustments	2,318,117	(2,872,633)	1,480,635
Comprehensive income	$106,407,865	97,821,810	92,729,815

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2010	$27,112,822	357,179,568	(1,344,436)	382,947,954

Proceeds from exercise of stock options (447,250 shares), including tax benefits of $1,923,628	13,806,260	—	—	13,806,260
Common stock repurchases (1,298,057 shares)	—	(53,342,516)	—	(53,342,516)
Issuance of restricted common stock under stock option plan (54,951 shares)	1,485,359	—	—	1,485,359
Stock option expense	3,855,348	—	—	3,855,348
Repurchase and cancellation of convertible notes	1,092,949			1,092,949
Other comprehensive income	—	—	1,480,635	1,480,635
Net income	—	91,249,180	—	91,249,180

Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	—	—	11,660,188
Common stock repurchases (2,181,045 shares)	—	(139,799,981)	—	(139,799,981)
Issuance of restricted common stock under stock option plan (60,416 shares)	1,750,596	—	—	1,750,596
Stock option expense	4,867,231	—	—	4,867,231
Other comprehensive income	—	—	(2,872,633)	(2,872,633)
Net income	—	100,694,443	—	100,694,443

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709
Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)
Issuance of restricted common stock under stock option plan (524,500 shares)	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—		2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012	2011
Cash flow from operating activities:
Net income	$104,089,748	100,694,443	91,249,180

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,365,473	1,698,241	1,949,444
Amortization of loan costs and discounts	612,021	311,624	441,895
Provision for loan losses	114,322,525	105,705,536	95,908,363
Amortization of convertible note discount	—	1,819,600	3,688,359
Depreciation	6,442,292	6,493,817	6,172,747
Deferred income tax benefit	(10,941,998)	(3,993,974)	(2,837,480)
Compensation related to stock option and restricted stock plans	11,165,327	6,617,827	5,340,707
Unrealized gains on interest rate swap	—	(319,235)	(1,017,032)

Change in accounts:
Other assets, net	(811,921)	(490,705)	1,017,199
Income taxes payable	2,413,396	(1,575,266)	(947,074)
Accounts payable and accrued expenses	3,387,226	2,439,394	(1,130,438)

Net cash provided by operating activities	232,044,089	219,401,302	199,835,870

Cash flows from investing activities:
Increase in loans receivable, net	(171,985,755)	(167,224,562)	(161,275,485)
Net assets acquired from office acquisitions, primarily loans	(1,951,646)	(3,383,421)	(2,977,729)
Increase in intangible assets from acquisitions	(716,169)	(869,189)	(746,666)
Purchases of property and equipment, net	(6,884,296)	(6,855,688)	(6,394,287)

Net cash used in investing activities	(181,537,866)	(178,332,860)	(171,394,167)

Cash flow from financing activities:
Borrowings from lines of credit	443,515,466	405,020,000	293,895,000
Payments on lines of credit	(272,515,466)	(258,020,000)	(310,795,000)
Repayment of convertible senior subordinated notes	—	(77,000,000)	—
(Payments on)/proceeds from junior subordinated note payable	(50,000,000)	20,000,000	30,000,000
Loan cost associated with junior subordinated note payable	—	—	(629,048)
Loan cost associated with revolving line of credit	(985,000)	—	—
Proceeds from sale of the call option and warrants associated with the convertible notes	—	—	1,092,949
Proceeds from exercise of stock options	9,944,601	9,588,160	11,882,632
Repurchase of common stock	(183,045,655)	(139,799,981)	(53,342,516)
Excess tax benefit from exercise of stock options	3,049,108	2,072,030	1,923,628

Net cash used in financing activities	(50,036,946)	(38,139,791)	(25,972,355)

(Decrease) increase in cash and cash equivalents	469,277	2,928,651	2,469,348

Effects of foreign currency fluctuations on cash	387,912	(191,055)	116,064

Cash and cash equivalents at beginning of period	10,768,176	8,030,580	5,445,168

Cash and cash equivalents at end of period	$11,625,365	10,768,176	8,030,580

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

As of March 31, 2013, the Company operated 1,084 offices in South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, Wisconsin, and Indiana.  The Company also operated 119 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate while income and expense are translated at an average exchange rate for the period.  The resulting translation gains and losses are recognized as a component of equity in “Accumulated other comprehensive (loss)/income.”

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The most significant item subject to such estimates and assumptions that could materially change in the near term is the allowance for loan losses.  Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.  Such reclassifications had no impact on previously reported net income or shareholders’ equity. During the current year the Company reclassed net borrowings and payments from lines of credit to show the gross borrowings and the gross payments from lines of credit on the Consolidated Statements of Cash Flows.  The reclass did not impact the Consolidated Statements of Operations nor the Consolidated Statements of Shareholders Equity.

Business Segments

The Company reports operating segments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280.  Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

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

ParaData provides data processing systems to 105 separate finance companies, including the Company.  At March 31, 2013 and 2012, ParaData had total assets of $0.9 million and $1.0 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2013, 2012 and 2011 were $2.1 million, $2.3 million and $1.9 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, Wisconsin, and Indiana.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2013 and 2012, the Company originated loans generally ranging up to $4,000, with terms of 44 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company's lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans.  Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for loan losses.  For the fiscal years ended March 31, 2012 and 2011, the Company recognized interest revenue on its loans using the rule of 78s, and  the collection method, which is a cash method of recognizing the revenue.  The combination of using the rule of 78s and the cash collections method to recognize interest revenue approximated the actuarial accrual method required by U.S. generally accepted accounting principles.  As of March 31, 2013, the Company converted to the actuarial accrual method for recognizing the revenue.

Charges for late payments are credited to income when collected.

The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 44 months.  Management believes that the carrying value approximates the fair value of its loan portfolio.

Nonaccrual Policy

The accrual of interest is discontinued when a loan is 60 days past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, no interest revenue is recognized.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount that, in management's opinion, is adequate to provide for losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable losses of principal.   When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.
The Company uses a mathematical calculation to determine the initial allowance at the end of each reporting period.  The calculation originated as management's estimate of future charge-offs and is used to allocate expenses to the branch level.  There are two components when calculating the allowance for loan losses, which the Company refers to as the general reserve and the specific reserve.  This calculation is a starting point and over time, and as needed, additional provisions have been added as determined by management to make the allowance adequate.
The general reserve is 4.25% of the gross loan portfolio. The specific reserve represents 100% of all loans 91 or more days past due on a recency basis, including bankrupt accounts in that category.  This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt accounts is remote.
A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices).  The primary tool used is the movement model (on a contractual and recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis) plus the amount of delinquent renewals are compared to the allowance resulting from the mathematical calculation to determine if any adjustments are needed to make the allowance adequate.  Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model, when determining if any adjustments are needed.
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. However, the Company's practice is to charge off an account the earlier of when the account is deemed uncollectible or 120 days past due on a recency basis.  The Company's charge-off policy and practice have been consistently applied and no changes have been made during the periods reported.   The Company's historical annual charge-off rate for the past 10 years has ranged from 13.3% to 16.7% of net loans.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 90 days or more past due.   In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged-off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2013, bankrupt accounts that had not been charged-off were approximately $5.9 million.  Bankrupt accounts 91 days or more past due are reserved 100%.  The Company also considers accounts 91 days or more past due as impaired and the accounts are reserved 100%.

Additional requirements from ASU 2010-20 about the credit quality of the Company’s receivables are disclosed in Note 2.

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

Derivatives and Hedging Activities

The Company has used interest rate swaps and foreign currency options to economically hedge the variable cash flows and currency fluctuations, respectively.  Interest rate swap agreements were carried at fair value.  Changes to fair value were recorded each period as a component of the consolidated statement of operations.  See Note 7 for further discussion related to the interest rate swaps.  As of March 31, 2013 and 2012, the Company did not have any foreign currency options outstanding.  As of March 31, 2013, the Company did not have any interest rate swaps outstanding.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers, and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 5 to 20 years with a weighted average of approximately 11 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which is individual offices.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2013, the Company had 89 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and the Company’s plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company recorded an immaterial impairment charge of approximately $25,000 for the fiscal year ended 2011 and did not record any impairment charges for the fiscal year ended 2013 or 2012.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The Company’s financial instruments for the periods reported consist of the following:  cash and cash equivalents, loans receivable, senior notes payable and junior subordinated notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility and junior subordinated note payable have a variable rate based on a margin over LIBOR and reprice with any changes in LIBOR.

Insurance Premiums

Insurance premiums for credit life, accident and health, property and unemployment insurance written in connection with certain loans, net of refunds and applicable advance insurance commissions retained by the Company, are remitted monthly to an insurance company.  All commissions are credited to unearned insurance commissions and recognized as income over the life of the related insurance contracts using a method similar to that used for the recognition of interest and fee income.

Non-filing Insurance

Non-filing insurance premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged.  The premiums and recoveries are remitted to a third party insurance company and are not reflected in the accompanying Consolidated Financial Statements (See Note 9).  Claims paid by the third party insurance company result in a reduction to loan losses.

Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims are reimbursed through non-filing insurance claims subject to policy limitations.  Any remaining losses are charged to the allowance for loan losses.

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

Supplemental Cash Flow Information

For the years ended March 31, 2013, 2012, and 2011, the Company paid interest of $16,028,399, $11,076,970 and $9,840,627, respectively.

For the years ended March 31, 2013, 2012, and 2011, the Company paid income taxes of $66,921,031, $60,760,661 and $50,487,423, respectively.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260.  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options, restricted stock and warrants, which are computed using the treasury stock method.  Potential common stock related to the Company's formerly outstanding convertible senior notes are included in the diluted EPS computation using the method prescribed by FASB ASC Topic 260-10-45.  See Note 12 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

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

At March 31, 2013, the Company had several share-based employee compensation plans, which are described more fully in Note 13.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2011, 2012, and 2013 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2013, the Company operated in 13 states in the United States as well as in Mexico. For the years ended March 31, 2013, 2012 and 2011, total revenues within the Company's four largest states (measured by total revenues) accounted for approximately 56%, 56% and 57%, respectively, of the Company's total revenues.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $14.8 million, $14.2 million and $13.1 million for fiscal years 2013, 2012 and 2011, respectively.

New Accounting Pronouncements Adopted

Fair Value Measurement

In May 2011, the FASB issued an accounting pronouncement (ASU 2011-04) related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this pronouncement for our fiscal year beginning April 1, 2012.  The adoption did not have a material effect on our Consolidated Financial Statements.

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

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2013, 2012, and 2011:

	2013	2012	2011
Balance at beginning of period	$54,507,299	48,354,994	42,896,819
Provision for loan losses	114,322,525	105,705,536	95,908,363
Loan losses	(121,514,261)	(110,373,643)	(100,044,691)
Recoveries	12,471,699	11,025,950	9,475,131
Translation adjustment	193,580	(205,538)	119,372
Balance at end of period	$59,980,842	54,507,299	48,354,994

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,910,206	—	5,910,206
91 days or more delinquent, excluding bankruptcy	23,536,170	—	23,536,170
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,605,387	1,037,605,387
Gross loan balance	29,446,376	1,037,605,387	1,067,051,763
Unearned interest and fees	(6,036,018)	(278,920,177)	(284,956,195)
Net loans	23,410,358	758,685,210	782,095,568
Allowance for loan losses	(23,410,358)	(36,570,484)	(59,980,842)
Loans, net of allowance for loan losses	$—	722,114,726	722,114,726

March 31, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	—	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	—	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	—	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$—	660,577,646	660,577,646

March 31, 2011	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$4,810,026	—	4,810,026
91 days or more delinquent, excluding bankruptcy	16,236,862	—	16,236,862
Loans less than 91 days delinquent and not in bankruptcy	—	853,998,792	853,998,792
Gross loan balance	21,046,888	853,998,792	875,045,680
Unearned interest and fees	(3,649,341)	(225,324,791)	(228,974,132)
Net loans	17,397,547	628,674,001	646,071,548
Allowance for loan losses	(16,829,496)	(31,525,498)	(48,354,994)
Loans, net of allowance for loan losses	$568,051	597,148,503	597,716,554

The following is an assessment of the credit quality for the period indicated:

	March 31, 2013	March 31, 2012
Credit risk
Consumer loans- non-bankrupt accounts	$1,061,141,557	967,075,808
Consumer loans- bankrupt accounts	5,910,206	5,646,956
Total gross loans	$1,067,051,763	972,722,764

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,020,337,490	934,095,598
Contractual non-performing, 61 or more days delinquent	46,714,273	38,627,166
Total gross loans	$1,067,051,763	972,722,764

Delinquent renewals	$19,799,064	21,013,742

Credit risk profile based on customer type
New borrower	$130,897,466	110,362,853
Former borrower	90,281,773	79,712,646
Refinance	826,073,460	761,633,523
Delinquent refinance	19,799,064	21,013,742
Total gross loans	$1,067,051,763	972,722,764

The following is a summary of the past due receivables as of:

	March 31, 2013	March 31, 2012	March 31, 2011
Contractual basis:
30-60 days past due	$37,674,267	24,853,508	23,705,287
61-90 days past due	22,773,063	17,320,264	16,564,121
91 days or more past due	23,941,210	21,306,902	16,625,070
Total	$84,388,540	63,480,674	56,894,478

Percentage of period-end gross loans receivable	7.9%	6.5%	6.5%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2013	March 31, 2012
Land	$250,443	250,443
Building and leasehold improvements	17,380,828	15,907,910
Furniture and equipment	38,643,075	35,362,686
	56,274,346	51,521,039
Less accumulated depreciation and amortization	(32,338,907)	(28,035,604)
Total	$23,935,439	23,485,435

Depreciation expense was approximately $6.4 million, $6.5 million and $6.2 million for the years ended March 31, 2013, 2012 and 2011, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2013		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Cost of acquiring existing customers	$22,079,607	(17,650,898)	$21,628,792	(16,366,708)
Value assigned to non-compete agreements	8,289,643	(8,093,520)	8,229,643	(8,012,237)
Total	$30,369,250	(25,744,418)	$29,858,435	(24,378,945)

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $1.0 million for 2014; $0.7 million for 2015; $0.5 million for 2016; $0.4 million for 2017; $0.3 million for 2018; and an aggregate of $1.7 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2013 and 2012:

	2013	2012
Balance at beginning of year
Goodwill	$5,716,327	5,659,979
Accumulated goodwill impairment losses	(25,393)	(25,393)
	$5,690,934	5,634,586

Goodwill acquired during the year	$205,354	56,348

Impairment losses	—	—

Balance at end of year
Goodwill	$5,921,681	5,716,327
Accumulated goodwill impairment losses	(25,393)	(25,393)
Total	$5,896,288	5,690,934

The Company performed an annual impairment test during the fourth quarter of fiscal 2013 and 2012, and determined that none of the recorded goodwill was impaired.

(6)	Notes Payable

Senior Notes Payable $680,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $680.0 million with $400.3 million outstanding at March 31, 2013. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At March 31, 2013 and March 31, 2012, the Company’s effective interest rate, including the commitment fee, was 4.6% and 5.4%, respectively, and the unused amount available under the revolver at March 31, 2013 was $182.1 million. The Company also had $97.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2014.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Junior Subordinated Note Payable

On September 17, 2010, the Company entered into a $75.0 million Junior Subordinated Note Payable with Wells Fargo Preferred Capital, Inc. (“Wells Fargo”) providing for a non-revolving line of credit maturing on September 17, 2015.  Wells Fargo is also a lender under the Revolving Credit Agreement. The Company repaid the junior subordinated note in May 2012.

Debt Covenants

The debt agreements contain restrictions on the amounts of permitted indebtedness, investments, working capital, and cash dividends.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.

Debt Maturities

As of March 31, 2013, the aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2013 were as follows:

2014	$—
2015	400,250,000
2016	—
2017	—
2018	—
Total future debt payments	$400,250,000

(7)	Derivative Financial Instruments

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20.0 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company paid a fixed rate of 2.4% on the $20.0 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate for a term that ended December 8, 2011.  Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. At March 31, 2013 and 2012 the Company did not have any interest rate derivative instruments.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps and foreign currency exchange option are as follows:

	March 31, 2013	March 31, 2012	March 31, 2011
Realized losses
Interest rate swaps - included as a component of interest expense	$—	(305,459)	(1,128,758)

Unrealized gains
Interest rate swaps - included as a component of other income	$—	319,235	1,017,032

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

(8)	Insurance Commissions and Other Income

Insurance commissions and other income for the years ending March 31, 2013, 2012 and 2011 consist of:

	2013	2012	2011
Insurance commissions	$51,345,424	47,223,398	41,691,008
Tax return preparation revenue	8,696,976	7,923,581	7,794,582
Auto club membership revenue	5,493,653	5,624,142	5,011,758
World Class Buying Club revenue	4,761,257	4,991,111	4,416,879
Other	7,925,072	7,918,341	7,936,631
Insurance commissions and other income	$78,222,382	73,680,573	66,850,858

(9)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2013, 2012 and 2011:

	2013	2012	2011
Insurance premiums written	$7,361,547	7,200,590	6,745,271

Recoveries on claims paid	$1,005,757	750,804	691,184

Claims paid	$7,576,902	7,463,662	6,778,465

(10)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2013, are as follows:

2014	$19,762,041
2015	13,271,575
2016	6,744,285
2017	1,938,505
2018	588,251
Thereafter	—
Total future minimum lease payments	$42,304,657

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2013, 2012 and 2011, was approximately $21.9 million, $20.0 million and $17.8 million, respectively.

(11)	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2013
U.S. Federal	$63,140,638	(8,792,012)	54,348,626
State and local	8,372,748	(857,958)	7,514,790
Foreign	1,629,695	(1,292,028)	337,667
	$73,143,081	(10,941,998)	62,201,083

Year ended March 31, 2012
U.S. Federal	$55,179,487	(2,302,615)	52,876,872
State and local	5,745,452	112,857	5,858,309
Foreign	2,247,933	(1,804,216)	443,717
	$63,172,872	(3,993,974)	59,178,898

Year ended March 31, 2011
U.S. Federal	$47,303,032	(19,448)	47,283,584
State and local	4,953,995	(538,793)	4,415,202
Foreign	2,580,385	(2,279,239)	301,146
	$54,837,412	(2,837,480)	51,999,932

Income tax expense was $62,201,083, $59,178,898 and $51,999,932, for the years ended March 31, 2013, 2012 and 2011, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2013	2012	2011
Expected income tax	$58,201,791	55,955,669	50,137,189
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	4,884,614	3,807,901	2,869,881
Insurance income exclusion	(123,289)	(118,656)	(165,289)
Uncertain tax positions	283,084	(323,651)	(1,326,568)
Foreign income adjustments	(961,771)	(533,246)	(284,527)
Other, net	(83,346)	390,881	769,246
	$62,201,083	59,178,898	51,999,932

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$23,078,422	20,536,315
Unearned insurance commissions	13,190,468	13,206,765
Accounts payable and accrued expenses primarily related to employee benefits	8,021,707	6,260,263
Accrued interest receivable	—	2,903,523
Reserve for uncollectible interest	5,473,804	—
Convertible notes	383,206	563,957
Other	728,658	598,041

Gross deferred tax assets	50,876,265	44,068,864
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	50,874,991	44,067,590

Deferred tax liabilities:
Fair value adjustment for loans	(13,563,946)	(17,243,185)
Property and equipment	(4,134,286)	(4,397,194)
Intangible assets	(1,531,635)	(1,534,837)
Deferred net loan origination fees	(1,728,710)	(1,763,007)
Prepaid expenses	(500,418)	(654,533)
Unrealized losses	—	(836)
Gross deferred tax liabilities	(21,458,995)	(25,593,592)

Net deferred tax assets	$29,415,996	18,473,998

The valuation allowance for deferred tax assets as of March 31, 2013 and 2012 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2013 and 2012 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2013.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company's Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2013, the Company has determined that approximately $8.3 million of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested.

As of March 31, 2013 and 2012, the Company had $3.2 million and $2.9 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $1.6 million and $1.5 million, respectively, represents the amount of unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2012	$2,704,386
Gross increases for tax positions of current year	221,879
Gross increases for tax positions of prior years	—
Federal and state tax settlements	—
Lapse of statute of limitations	(141,174)
Unrecognized tax benefits balance at March 31, 2013	$2,785,091

At March 31, 2013, approximately $2.0 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2013, the Company had $417,004 accrued for gross interest, of which $240,609 was a current period expense.

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

(12)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$104,089,748	12,940,007	$8.04

Effect of Dilutive Securities Options and restricted stock	—	274,264
Convertible notes payable	—	—

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$104,089,748	13,214,271	$7.88

	For the year ended March 31, 2012
	Income(Numerator)	Shares(Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$100,694,443	14,906,662	$6.75

Effect of Dilutive Securities Options and restricted stock	—	373,489
Convertible notes payable	—	8,960

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$100,694,443	15,289,111	$6.59

	For the year ended March 31, 2011
	Income(Numerator)	Shares(Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$91,249,180	15,833,983	$5.76

Effect of Dilutive Securities Options and restricted stock	—	376,250
Convertible notes payable	—	—

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$91,249,180	16,210,233	$5.63

Options to purchase 403,123, 86,578 and 291,755 shares of common stock at various prices were outstanding during the years ended March 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

During the year ended March 31, 2011 the warrants related to the convertible notes payable were not included in the computation of dilutive earnings per share because the effect of such instruments was anti-dilutive. The warrants, which expired on February 9, 2012, had a strike price of $73.97 and were generally exercisable at any time through February 9, 2012.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of section 4(2) thereof.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

(13)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,432,170, $1,290,659 and $1,175,574, for the years ended March 31, 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The Company selects the key executives who participate in the SERP.  The SERP is an unfunded plan, which means there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009, the Company instituted a second Supplemental Executive Retirement Plan (“SERP”) to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2013, 2012 and 2011, contributions of $1,022,979, $971,779 and $924,177, respectively, were charged to operations related to the SERP.  The unfunded liability was $7,470,918, $6,732,123 and $6,044,528, as of March 31, 2013, 2012 and 2011, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2013 and 2012, no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2013, there were 397,188 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2013, 2012 and 2011 was $36.06, $35.94 and $23.96 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2013	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	56.15%	56.85%	57.41%
Average risk-free interest rate	0.80%	1.12%	1.55%
Expected life	5.6 years	6.0 years	6.4 years
Vesting period	5.0 years	5.0 years	5.0 years

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

Option activity for the year ended March 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,041,500	$37.95
Granted	559,000	71.43
Exercised	(332,665)	29.89
Forfeited	(17,950)	49.64
Expired	(300)	43.04
Options outstanding, end of period	1,249,585	$54.90	7.98	$38,696,623
Options exercisable, end of period	205,305	$33.00	4.50	$10,855,260

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2013.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2013, 2012 and 2011 were as follows:

2013	2012	2011
$14,049,751	$12,049,546	$11,151,259

As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $24.3 million, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

The following table summarizes information regarding stock options outstanding at March 31, 2013:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
15.00 - $16.99	92,550	4.64	$16.57	39,350	$16.18
23.00 - $23.99	5,500	1.58	23.53	5,500	23.53
25.00 - $25.99	45,400	2.63	25.11	45,400	25.11
26.00 - $27.99	125,550	6.61	26.73	18,550	26.73
28.00 - $28.99	38,250	3.30	28.25	38,250	28.25
43.00 - $43.99	173,015	7.61	43.04	16,295	43.04
48.00 - $49.99	13,400	3.58	49.00	13,400	49.00
66.00 - $67.99	409,920	9.13	67.40	28,560	67.70
72.00 - $73.99	10,000	9.70	73.41	—	—
74.00 - $75.99	333,000	9.69	74.08	—	—
76.00 - $77.99	3,000	9.86	77.31	—	—
15.00 - $77.99	1,249,585	7.98	$54.90	205,305	$33.00

Restricted Stock

On February 5, 2013, the Company granted 85,000 shares of restricted stock (which are equity classified), with a grant date fair value of $77.31 per share, respectively, to certain officers. The 85,000 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on October 1, 2012 and ending March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On December 7, 2012, the Company granted 69,600 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012 the Company granted 1,200 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41 per share, respectively, to a certain officer. The 70,800 shares will vest on April 30, 2015 based on the Company’s achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

On December 7, 2012, the Company granted 350,900 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012, the Company granted 7,800 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41 per share, respectively, to a certain officer. The 358,700 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on October 1, 2012 and ending March 31, 2017:

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

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 8, 2011 and the final third vested on November 8, 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares vested on April 30, 2013 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $4.8 million, $2.9 million and $2.1 million of compensation expense for the years ended March 31, 2013, 2012 and 2011, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of March 31, 2013, there was approximately $36.3 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 3.5 years.

A summary of the status of the Company’s restricted stock as of March 31, 2013, and changes during the year ended March 31, 2013, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2012	93,999	$50.90
Granted during the period	524,500	74.45
Vested during the period	(41,285)	46.30
Canceled during the period	(14,758)	41.51
Outstanding at March 31, 2013	562,456	$73.32

Total share-based compensation included as a component of net income during the years ended March 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$7,322,653	4,867,231	3,855,348
Share-based compensation related to restricted stock	4,818,956	2,865,857	2,112,721
Total share-based compensation related to equity classified awards	$12,141,609	7,733,088	5,968,069

(14)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years ($ in thousands):

	2013	2012	2011
Number of business combinations	3	2	6
Number of asset purchases	9	23	14
Total acquisitions	12	25	20

Purchase Price	$2,649	4,253	3,725
Tangible assets:
Net loans	1,925	3,368	2,974
Furniture, fixtures & equipment	8	16	4
	1,933	3,384	2,978

Excess of purchase prices over carrying value of net tangible assets	$716	869	747

Customer lists	$451	717	607
Non-compete agreements	60	96	96
Goodwill	205	56	44

Total intangible assets	$716	869	747

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2013, three acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2013, nine acquisitions were recorded as asset acquisitions.

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

(15)	Fair Value

The Company carries certain financial instruments (derivative assets and liabilities) at fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy which, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities.  These levels are:

◦	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

◦
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

◦	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

As of March 31, 2013 and 2012, the Company had no financial assets or liabilities that were measured at fair market value.

Fair Value of Debt

The book value and estimated fair value of our debt was as follows (in thousands):

	March 31, 2013	March 31, 2012
Book value:
Senior notes payable	$400,250	229,250
Junior subordinated note payable	—	50,000
	$400,250	279,250

Estimated fair value:
Senior notes payable	$400,250	229,250
Junior subordinated note payable	—	50,000
	$400,250	279,250

The carrying value of the senior notes payable and the junior subordinated note payable approximated the fair value as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2013 or fiscal 2012.

(16)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$132,836	139,398	149,640	161,844	123,156	132,139	135,946	148,921
Provision for loan losses	23,615	32,402	37,395	20,911	22,839	30,057	36,109	16,700
General and administrative expenses	69,159	66,158	74,798	75,595	64,513	61,464	66,234	68,474
Interest expense	3,926	4,066	4,404	4,998	3,384	3,947	3,338	3,230
Income tax expense	13,521	13,871	12,369	22,440	12,238	13,367	10,683	22,891
Net income	$22,615	22,901	20,674	37,900	20,182	23,304	19,582	37,626

Earnings per share:
Basic	$1.66	1.76	1.61	3.08	1.30	1.56	1.33	2.60
Diluted	$1.63	1.72	1.58	3.01	1.27	1.52	1.30	2.54

(17)	Litigation

At March 31, 2013, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s financial statements.

(18)	Subsequent Events

On May 21, 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25.0 million announced on February 27, 2013. After taking into account all shares repurchased through June 14, 2013, the Company has approximately $29.6 million (including pending repurchase orders subject to settlement), in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2013.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

As a result of management's evaluation of the Company's internal control over financial reporting, management concluded that a material weakness in the Company's internal control over financial reporting relating to the determination of the allowance for loan losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness resulted from the aggregation of the following deficiencies:

•
The Company did not have a documented policy that addressed the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management would review and conclude on the appropriateness of the allowance for loan losses; and

•
The Company did not have a control to assess whether the accounting treatment of renewals was in accordance with U.S. generally accepted accounting principles and what impact, if any, renewals would have on the estimate of the allowance for loan losses

Subsequent to March 31, 2013, and immediately following the identification of the above-referenced material weakness, management began taking steps to remediate the material weakness. Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of March 31, 2013. Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated and management concludes that these controls are operating effectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2013 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG

Greenville, South Carolina
July 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries' (“the Company's”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting Item 9A (1). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management's assessment whereby the Company (i) did not have a documented policy that addressed the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management would review and conclude on the appropriateness of the allowance for loan losses; and (ii) did not have a control to assess whether the accounting treatment of renewals was in accordance with U.S. generally accepted accounting principles and what impact, if any, renewals would have on the estimate of the allowance for loan losses. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated July 19, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken after March 31, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG

Greenville, South Carolina
July 19, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer(“CFO”), carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.

Based upon that evaluation, , the Company's CEO and CFO concluded that, as a result of the material weakness described under the caption entitled “Management's Report on Internal Control over Financial Reporting” in Item 8 of this report, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. In light of this material weakness, in preparing the Company's Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality, focusing especially on loan modifications. Additional remediation efforts the Company is undertaking in response to this material weakness are discussed below under “ Remediation Plan for Material Weakness in Internal Control over Financial Reporting.”

Based on this review, and notwithstanding the material weakness described above, the Company's CEO and CFO have certified that, based on their knowledge, the Company's Consolidated Financial Statements included in this Report fairly present in all material respects the Company's financial condition, results of operations, and cash flows for the periods presented in this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management's assessment of the design and operating effectiveness of its internal control over financial reporting as part of this report.

Changes in Internal Control Over Financial Reporting

Management's assessment of the Company's internal control over financial reporting identified a material weakness related to the documentation of the establishment and assumptions underlying the adequacy of the allowance for loan losses and the documentation of management's assessment of renewals that may be considered loan modifications as of March 31, 2013. Other than the identification of the material weakness mentioned above, there were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Subsequent to March 31, 2013, and immediately following the identification of the above-referenced material weakness, management began taking steps to remediate the material weakness. The ongoing efforts include the following:

•	Enhance the documentation of management's process to establish the allowance for loan losses and underlying assumptions, to include documentation regarding:

◦	Management's assessment of the impact renewals may have in determining the allowance for loan losses in accordance with U.S. Generally Accepted Accounting Principles;

◦	the precision levels management uses in determining the adequacy of the allowance for loan losses;

◦	summary of the analysis of the movement model;

◦	management's review of account aging (both contractual and recency);

◦	management's review of delinquent renewals as a percent of volume; and

◦	other economic factors that may apply during the related period.

•
Changes will be made to the system that will either 1) not allow a loan renewal if the proceeds to customers are less than 10% of the prior loan's outstanding principal or 2) an exception report for all loan renewals with proceeds to the customer of less than 10% of the prior loan's outstanding principal . If the exception report is used, management will add additional controls for proper review and approval of the exception report.

Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of March 31, 2013. Because some of these remedial actions will take place on a quarterly basis, their implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.

Item 9A (1).

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

Management assessed our internal control over financial reporting as of March 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

As a result of management's evaluation of the Company's internal control over financial reporting, management concluded that a material weakness in the Company's internal control over financial reporting relating to the determination of the allowance for loan losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness resulted from the aggregation of the following deficiencies:

•
The Company did not have a documented policy that addressed the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management would review and conclude on the appropriateness of the allowance for loan losses; and

•
The Company did not have a control to assess whether the accounting treatment of renewals was in accordance with U.S. generally accepted accounting principles and what impact, if any, renewals would have on the estimate of the allowance for loan losses

Subsequent to March 31, 2013, and immediately following the identification of the above-referenced material weakness, management began taking steps to remediate the material weakness. Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of March 31, 2013. Because some of these remedial actions will take place on a quarterly basis, their implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated and management concludes that these controls are operating effectively.

Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K.  We reviewed the results of management’s assessment with the Audit and Compliance Committee of our Board of Directors.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2013 and 2012

Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011

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

			Statement on
			Schedule 14A
			for the 2011
			Annual Meeting
10.27+	Form of Stock Option Agreement	99.1	12-10-12 8-K
10.28+	Form of Restricted Stock Award Agreement (Group A)	99.2	12-10-12 8-K
10.29+	Form of Restricted Stock Award Agreement (Group B)	99.3	12-10-12 8-K
14.0	Code of Ethics	14.0	2004 10-K
21.0	Schedule of the Company’s Subsidiaries	*
23.0	Consent of KPMG LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
	Date:	July 19, 2013

By:	/s/ Kelly M. Malson
Kelly M. Malson
Senior Vice President and Chief Financial Officer
	Date:	July 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III		/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Ken R. Bramlett Jr., Director

Date:	July 19, 2013	Date:	July 19, 2013

/s/ Kelly M. Malson		/s/ James R. Gilreath
Kelly M. Malson, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		James R. Gilreath, Director

Date:	July 19, 2013	Date:	July 19, 2013

/s/ William S. Hummers		/s/ Charles D. Way
William S. Hummers, III, Director		Charles D. Way, Director

Date:	July 19, 2013	Date:	July 19, 2013

/s/ Scott J. Vassalluzzo		/s/ Darrell Whitaker
Scott J. Vassalluzzo, Director		Darrell Whitaker, Director

Date:	July 19, 2013	Date:	July 19, 2013