Form 10-Q
period 2013-06-30
WORLD ACCEPTANCE CORP
filed 2013-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

The number of outstanding shares of the issuer’s no par value common stock as of August 2, 2013 was 11,722,777.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, when used with reference to the common stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2014” are to the Company’s fiscal year ended March 31, 2014.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$11,399,410	11,625,365
Gross loans receivable	1,125,261,356	1,067,051,763
Less:
Unearned interest and fees	(306,768,884)	(284,956,195)
Allowance for loan losses	(61,630,967)	(59,980,842)
Loans receivable, net	756,861,505	722,114,726
Property and equipment, net	23,664,605	23,935,439
Deferred income taxes	30,340,460	29,415,996
Other assets, net	10,804,420	11,712,319
Goodwill	5,967,127	5,896,288
Intangible assets, net	4,495,692	4,624,832
Total assets	$843,533,219	809,324,965

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	448,950,000	400,250,000
Income taxes payable	14,959,237	13,941,632
Accounts payable and accrued expenses	25,452,992	28,737,074
Total liabilities	489,362,229	442,928,706
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 11,775,627 and 12,171,075 shares at June 30, 2013 and March 31, 2013, respectively	—	—
Additional paid-in capital	95,207,427	89,789,789
Retained earnings	262,401,627	277,024,787
Accumulated other comprehensive loss, net	(3,438,064)	(418,317)
Total shareholders' equity	354,170,990	366,396,259

Total liabilities and shareholders' equity	$843,533,219	809,324,965

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2013	2012
Revenue:
Interest and fee income	$127,977,921	115,299,196
Insurance commissions and other income	17,287,206	17,536,688
Total revenue	145,265,127	132,835,884

Expenses:
Provision for loan losses	28,703,193	23,614,890
General and administrative expenses:
Personnel	53,309,675	48,413,019
Occupancy and equipment	9,378,970	8,642,649
Advertising	2,723,255	2,644,635
Amortization of intangible assets	311,502	368,680
Other	9,513,684	9,090,128
Total general and administrative expenses	75,237,086	69,159,111

Interest expense	4,676,454	3,926,154
Total expenses	108,616,733	96,700,155

Income before income taxes	36,648,394	36,135,729

Income taxes	13,536,693	13,520,731

Net income	$23,111,701	22,614,998

Net income per common share:
Basic	$1.93	1.66
Diluted	$1.87	1.63

Weighted average common shares outstanding:
Basic	12,002,061	13,614,838
Diluted	12,342,690	13,901,933

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2013	2012
Net income	$23,111,701	22,614,998
Foreign currency translation adjustments	(3,019,747)	(2,248,231)
Comprehensive income, net	$20,091,954	20,366,767

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709

Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)

Restricted common stock expense under stock option plan, net of cancellations	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—	—	2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (22,675 shares), including tax benefits of $177,737	1,204,408	—	—	1,204,408

Common stock repurchases (412,815 shares)	—	(37,734,861)	—	(37,734,861)

Restricted common stock expense under stock option plan, net of cancellations	1,717,317	—	—	1,717,317
Stock option expense	2,495,913	—	—	2,495,913
Other comprehensive loss	—		(3,019,747)	(3,019,747)
Net income	—	23,111,701	—	23,111,701

Balances at June 30, 2013	$95,207,427	262,401,627	(3,438,064)	354,170,990

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2013	2012
Cash flow from operating activities:
Net income	$23,111,701	22,614,998

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	311,502	368,680
Amortization of loan costs and discounts	123,125	431,437
Provision for loan losses	28,703,193	23,614,890
Depreciation	1,598,027	1,525,912
Deferred income tax benefit	(1,213,790)	(377,856)
Compensation related to stock option and restricted stock plans, net of taxes	4,213,230	1,850,728

Change in accounts:
Other assets, net	737,003	(570,722)
Income taxes payable	1,054,731	1,264,141
Accounts payable and accrued expenses	(3,183,373)	(2,688,640)

Net cash provided by operating activities	55,455,349	48,033,568

Cash flows from investing activities:
Increase in loans receivable, net	(65,241,490)	(58,606,219)
Net assets acquired from office acquisitions, primarily loans	(638,127)	(238,339)
Increase in intangible assets from acquisitions	(253,200)	(21,956)
Purchases of property and equipment	(1,501,762)	(2,031,308)

Net cash used in investing activities	(67,634,579)	(60,897,822)

Cash flow from financing activities:
Borrowings from senior note payable	104,350,000	168,000,466
Payments on senior note payable	(55,650,000)	(43,650,466)
Payments on junior subordinated note payable	—	(50,000,000)
Proceeds from exercise of stock options	1,026,671	1,844,843
Repurchase of common stock	(37,734,861)	(61,731,794)
Excess tax benefits from exercise of stock options	177,737	654,492

Net cash provided by financing activities	12,169,547	15,117,541

Increase in cash and cash equivalents	(9,683)	2,253,287

Effects of foreign currency fluctuations on cash	(216,272)	(146,177)

Cash and cash equivalents at beginning of period	11,625,365	10,768,176

Cash and cash equivalents at end of period	$11,399,410	12,875,286

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2013 and 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2013, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2013, and the results of operations and cash flows for the periods ended June 30, 2013 and 2012, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2013 to conform to fiscal 2014 presentation. These reclassifications had no impact on shareholders’ equity and comprehensive income (loss) or net income.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2013, included in the Company’s 2013 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

New Accounting Pronouncements Adopted

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-2, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes to the financial statements. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU No. 2013-2 on April 1, 2013 did not have a material impact on our consolidated financial statements.

Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company carries certain financial instruments, derivative assets and liabilities, at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

 As of June 30, 2013 and March 31, 2013, the Company had no financial assets or liabilities that were measured at fair market value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30, 2013	March 31, 2013
Book value:
Senior note payable	$448,950	400,250
Estimated fair value:
Senior note payable	$448,950	400,250

The carrying value of the senior note payable approximated its fair value, as the senior note payable is at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2013 or March 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2013	2012
Balance at beginning of period	$59,980,842	54,507,299
Provision for loan losses	28,703,193	23,614,890
Loan losses	(30,114,074)	(25,207,102)
Recoveries	3,312,182	2,935,614
Translation adjustment	(251,176)	(180,570)
Balance at end of period	$61,630,967	55,670,131

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,072,085	—	6,072,085
91 days or more delinquent, excluding bankruptcy	22,162,742	—	22,162,742
Loans less than 91 days delinquent and not in bankruptcy	—	1,097,026,529	1,097,026,529
Gross loan balance	28,234,827	1,097,026,529	1,125,261,356
Unearned interest and fees	(5,531,920)	(301,236,964)	(306,768,884)
Net loans	22,702,907	795,789,565	818,492,472
Allowance for loan losses	(22,702,907)	(38,928,060)	(61,630,967)
Loans, net of allowance for loan losses	$—	756,861,505	756,861,505

March 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,910,206	—	5,910,206
91 days or more delinquent, excluding bankruptcy	23,536,170	—	23,536,170
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,605,387	1,037,605,387
Gross loan balance	29,446,376	1,037,605,387	1,067,051,763
Unearned interest and fees	(6,036,018)	(278,920,177)	(284,956,195)
Net loans	23,410,358	758,685,210	782,095,568
Allowance for loan losses	(23,410,358)	(36,570,484)	(59,980,842)
Loans, net of allowance for loan losses	$—	722,114,726	722,114,726

June 30, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,045,819	—	6,045,819
91 days or more delinquent, excluding bankruptcy	18,751,018	—	18,751,018
Loans less than 91 days delinquent and not in bankruptcy	—	1,002,368,478	1,002,368,478
Gross loan balance	24,796,837	1,002,368,478	1,027,165,315
Unearned interest and fees	(4,959,431)	(272,458,264)	(277,417,695)
Net loans	19,837,406	729,910,214	749,747,620
Allowance for loan losses	(19,314,917)	(36,355,214)	(55,670,131)
Loans, net of allowance for loan losses	$522,489	693,555,000	694,077,489

The following is an assessment of the credit quality for the period indicated:

	June 30, 2013	March 31, 2013	June 30, 2012
Credit risk
Consumer loans- non-bankrupt accounts	$1,119,189,271	1,061,141,557	1,021,119,496
Consumer loans- bankrupt accounts	6,072,085	5,910,206	6,045,819
Total gross loans	$1,125,261,356	1,067,051,763	1,027,165,315

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,078,290,594	1,020,337,490	988,522,007
Contractual non-performing, 61 or more days delinquent	46,970,762	46,714,273	38,643,308
Total gross loans	$1,125,261,356	1,067,051,763	1,027,165,315

Delinquent renewals	$21,072,057	19,799,064	21,580,573

Credit risk profile based on customer type
New borrower	$130,749,464	130,897,466	107,453,755
Former borrower	107,984,804	90,281,773	93,614,269
Refinance	865,455,031	826,073,460	804,516,718
Delinquent refinance	21,072,057	19,799,064	21,580,573
Total gross loans	$1,125,261,356	1,067,051,763	1,027,165,315

The following is a summary of the past due receivables as of:

	June 30, 2013	March 31, 2013	June 30, 2012
Contractual basis:
30-60 days past due	$47,703,945	37,674,267	33,079,310
61-90 days past due	24,451,964	22,773,063	19,585,338
91 days or more past due	22,518,798	23,941,210	19,057,970
Total	$94,674,707	84,388,540	71,722,618

Percentage of period-end gross loans receivable	8.4%	7.9%	7.0%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2013	2012
Basic:
Weighted average common shares outstanding (denominator)	12,002,061	13,614,838

Diluted:
Weighted average common shares outstanding	12,002,061	13,614,838
Dilutive potential common shares stock options	340,629	287,095
Weighted average diluted shares outstanding (denominator)	12,342,690	13,901,933

Options to purchase 556,692 and 215,300 shares of common stock at various prices were outstanding during the three months ended June 30, 2013 and 2012 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2013, there were 407,288 shares available for grant under the plans.

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

There were no option grants during the quarters ended June 30, 2013 or June 30, 2012.

Option activity for the three months ended June 30, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,249,585	$54.90
Granted	—	—
Exercised	(22,675)	45.28
Forfeited	(10,100)	50.88
Expired	—	—
Options outstanding, end of period	1,216,810	$55.12	7.76	$38,724,733
Options exercisable, end of period	182,630	$31.47	4.00	$10,130,242

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2013.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2013 and 2012 was as follows:

	June 30, 2013	June 30, 2012
Three months ended	$1,043,402	$2,739,530

As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $21.6 million, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

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

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.50	25%
$18.00	25%

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

On November 8, 2010, the Company granted 29,080 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain officers.  One-third of the restricted stock vested immediately, one-third vested on November 8, 2011 and the final third vested on November 8, 2012, respectively.  On that same date, the Company granted an additional 15,871 shares of restricted stock (which are equity classified), with a grant date fair value of $43.04 per share, to certain executive officers.  The 15,871 shares vested on April 30, 2013.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $2.2 million and $1.2 million, respectively, for the three months ended June 30, 2013 and 2012 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.  For purposes of accruing the expense, all shares are expected to vest.

As of June 30, 2013, there was approximately $33.4 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 3.3 years.

A summary of the status of the Company’s restricted stock as of June 30, 2013, and changes during the three months ended June 30, 2013, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2013	562,456	$73.32
Granted during the period	—	—
Vested during the period, net of cancellations	(10,563)	43.04
Canceled during the period	(5,308)	88.86
Outstanding at June 30, 2013	546,585	$74.20

Total share-based compensation included as a component of net income during the three months and three months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,
	2013	2012
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$2,495,913	1,172,910
Share-based compensation related to restricted stock units	2,188,987	1,193,003

Total share-based compensation related to equity classified awards	$4,684,900	2,365,913

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

The following table sets forth the acquisition activity of the Company for the three months ended June 30, 2013 and 2012:

	2013	2012
Number of business combinations	1	1
Number of asset purchases	4	—
Total acquisitions	5	1

Purchase Price	$891,328	260,295
Tangible assets:
Net loans	636,627	238,339
Furniture, fixtures & equipment	1,500	—
	638,127	238,339

Excess of purchase prices over carrying value of net tangible assets	$253,201	21,956

Customer lists	157,363	16,956
Non-compete agreements	25,000	5,000
Goodwill	70,838	—

Total intangible assets	$253,201	21,956

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the three months ended June 30, 2013, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were four acquisitions recorded as asset acquisitions during the three months ended June 30, 2013.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance.  Given the short-term nature of these loans, generally eight months, and that these loans are subject to continual repricing at current rates, management believes the net loan balances approximate their fair value.

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

NOTE 8 – DEBT

The Company's note payable consists of a $680.0 million senior note payable revolving credit facility with $449.0 million outstanding at June 30, 2013. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At June 30, 2013 and March 31, 2013, the Company’s effective interest rate, including the commitment fee, was 4.5% and 5.1%, respectively, and the unused amount available under the revolver at June 30, 2013 was $156.3 million. The Company also had $74.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2014.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2013, the Company has determined that approximately $1.1 million of cumulative undistributed net earnings of SWAC and approximately $8.9 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of June 30, 2013 and March 31, 2013, the Company had $3.3 million and $3.2 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.7 million and $1.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2013, approximately $2.0 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2013, the Company had $475,000 accrued for gross interest, of which $58,000 was a current period end expense.

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

NOTE 10 – LITIGATION

At June 30, 2013, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2013	2012
	(Dollars in thousands)
Average gross loans receivable ¹	1,093,242	1,000,056
Average net loans receivable ²	797,374	732,181

Expenses as a % of total revenue:
Provision for loan losses	19.8%	17.8%
General and administrative	51.8%	52.1%
Total interest expense	3.2%	3.0%

Operating income ³	28.4%	30.2%

Return on average assets (trailing 12 months)	12.7%	13.8%

Offices opened or acquired, net	7	8

Total offices (at period end)	1,210	1,145
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended June 30, 2013 Versus
Three Months Ended June 30, 2012

Net income increased to $23.1 million for the three months ended June 30, 2013, or 2.2%, from the three month period ended June 30, 2012.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $1.3 million, or 3.2%, interest expense increased by approximately $0.8 million, or 19.1%, and income tax expense increased by $16,000, or 0.1%.

Total revenue rose to $145.3 million during the quarter ended June 30, 2013, a 9.4% increase over the $132.8 million for the corresponding quarter of the previous year. This increase is consistent with the 8.9% increase in average net loans. Revenue from the 1,132 offices open throughout both quarterly periods increased by approximately 7.9%.  At June 30, 2013, the Company had 1,210 offices in operation, an increase of seven offices from March 31, 2013.

Interest and fee income for the quarter ended June 30, 2013 increased by $12.7 million, or 11.0%, over the same period of the prior year.  This increase resulted from a $65.2 million increase, or 8.9%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income decreased by approximately $250,000, or 1.4%, between the two quarterly periods.  Insurance commissions decreased by approximately $47,000, or 0.4%, during the most recent quarter when compared to the prior year quarter. The decrease was attributed to a change in the Tennessee law, which resulted in a $200,000 reduction in insurance commissions. This decrease was offset by increased sales in the remaining states that offer ancillary products.  Other income decreased by approximately $203,000, or 4.0%, due to decreasing the motor club policy's term that a customer can purchase.

The provision for loan losses during the three months ended June 30, 2013 increased by $5.1 million, or 21.5%. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods.  Net charge-offs as a percentage of average net loans increased from 12.2% to 13.5% (annualized) when comparing the two quarter end periods. After 15 straight quarters of year over year declines in our quarterly net charge-offs, this is the second consecutive quarter where this ratio has increased. During the last 11 years, there have been three first quarters with charge-off ratios at or above the current level, and the 13.5% is not at unprecedented levels.  Accounts that were 61+ days past due increased from 2.6% to 2.8% of gross loans on a recency basis and increased from 3.8% to 4.2% on a contractual basis when comparing the two quarter-end statistics.

General and administrative expenses for the quarter ended June 30, 2013 increased by $6.1 million, or 8.9% over the same quarter of fiscal 2013. Of the total increase, approximately, $5.0 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, and incentive costs, including stock compensation expense, which increased approximately $2.3 million when comparing the two quarter end periods. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 2.8% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 51.8% for the three months ended June 30, 2013 and was 52.1% for the three months ended June 30, 2012.

Interest expense increased by approximately $0.8 million when comparing the two corresponding quarterly periods as a result of a 35.0% increase in the average debt balance, offset by a decrease in the effective interest rate.  The effective interest rate decreased from 5.1% to 4.5% during the current quarter. During the prior year quarter the Company recorded $125,000 to interest expense related to the prepayment penalty for its junior subordinate note which was paid in full on May 1, 2012. In addition, approximately $430,000 of loan costs relating to the junior subordinate debt were written off and charged to interest expense. Excluding these two items the effective interest rate for the prior year quarter would have been 4.4%.

The Company’s effective income tax rate decreased to 36.9% for the quarter ended June 30, 2013 compared to 37.4% for the prior year quarter. The decrease was primarily due to an increase in Mexican permanent deductions in the current period.

Regulatory Matters

Missouri Ballot Initiative

As previously disclosed, the proponents of a 2012 ballot initiative to limit consumer loan annual interest rates in Missouri to 36% failed to secure inclusion of this initiative on Missouri's November 2012 general election ballot. On November 21, 2012, the proponents filed an identical ballot initiative to have the limitation placed on the November 2014 ballot. The Company, through its state and federal trade associations, is working in opposition to this new ballot initiative; however, it is uncertain whether these efforts will be successful in preventing the initiative from being placed on the November 2014 election ballot or in defeating the initiative if it is ultimately placed on the ballot.  As discussed further in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 and the Company's other reports filed with or furnished to the SEC from time to time, the Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 for more information regarding these regulations and related risks and the Company's Form 8-K filed August 2, 2012 for more information regarding the potential impact of adoption of such a ballot initiative in Missouri.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with U. S. GAAP and conform to general practices within the finance company industry.  Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenue, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for loan losses, share-based compensation and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Loan Losses

The Company has developed a process and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Credit Quality,” and under Part II Item 9A, "Controls and Procedures" and Item 9A(1), "Management Report on Internal Control Over Financial Reporting" in the Company’s report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of August 2, 2013 (including pending repurchase orders subject to settlement), the Company has $19.8 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 60 branches in the United States and 16 branches in Mexico during fiscal 2014.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2013.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired five loan portfolios during the first three months of fiscal 2014. Gross loans receivable purchased in these transactions were approximately $0.8 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility will expire on November 19, 2014.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the three months ended, June 30, 2013, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.5%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2013, $449.0 million was outstanding under this facility, and there was $156.3 million of unused borrowing availability under the borrowing base limitations. The Company also has $74.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of June 30, 2013, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in Part 1, Item 1A, “Risk Factors” in the Company’s Form 10-K/A for the year ended March 31, 2013 (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, including, but not limited to, any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2014), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Since 1996, the Company has repurchased approximately 14.9 million shares for an aggregate purchase price of approximately $581.1 million. As of June 30, 2013 our debt outstanding was $449.0 million and our shareholders' equity was $354.2 million resulting in a debt-to-equity ratio of 1.3:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt to equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our balance sheet.
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
Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material adverse effect on its financial condition.  Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base.  It is reasonable to anticipate that such a change in customer preference would result in an increase in total loans receivable and an increase in absolute revenue to be generated from that larger amount of loans receivable.  That increase in absolute revenue should offset any increase in operating costs.  In addition, because the Company’s loans have a relatively short contractual term, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” and “should” any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators having jurisdiction over the Company’s business or consumer financial transactions generically; the impact of changes in accounting rules and regulations, or their interpretation or application which could materially and adversely affect the Company's reported financial statements or necessitate material delays or changes in the issuance of the Company's audited financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting; changes in interest rates; risks related to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenue that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquencies and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company); the unpredictable nature of litigation; and other matters discussed in this report and in Part I, Item 1A, “Risk Factors” in the Company’s most recent annual report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) and the Company’s other reports filed with, or furnished to, the SEC from time to time.  The Company does not undertake any obligation to update any forward-looking statements it makes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $449.0 million at June 30, 2013.  At June 30, 2013, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at June 30, 2013, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.7% and 7.0% of total revenue during the three months ended June 30, 2013 and 2012, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2013 was a loss of approximately $3.0 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $54.1 million and $38.1 million at June 30, 2013 and 2012, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	For the period ended June 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$813,577,115	$818,492,472	$824,500,093
% change from base amount	(0.60)%	—%	0.73%
$ change from base amount	$(4,915,357)	$—	$6,007,621

	For the period ended June 30, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$746,286,043	749,747,620	$753,978,461
% change from base amount	(0.46)%	—%	0.56%
$ change from base amount	$(3,461,577)	$—	$4,230,841

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$22,966,510	$23,111,701	$23,289,156
% change from base amount	(0.63)%	—%	0.76%
$ change from base amount	$(145,191)	$—	$177,455

	For the three months ended June 30, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$22,518,399	$22,614,998	$22,733,062
% change from base amount	(0.43)%	—%	0.52%
$ change from base amount	$(96,599)	$—	$118,064

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the Company's previously reported material weakness in internal control over financial reporting as of March 31, 2013, as reported on in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, and the related remediation efforts management commenced in the first quarter of Fiscal 2014 related to this material weakness. Following management's determination of the material weakness, management promptly began taking the following remedial actions:

•
The Company has enhanced its documented process for addressing the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management reviews and concludes on the appropriateness of the allowance for loan losses; and

•
The Company is in the process of establishing a control to assess whether the accounting treatment of renewals are in accordance with U.S. generally accepted accounting principles and the impact, if any, renewals have on the estimate of the allowance for loan losses

Management anticipates that these remedial actions will strengthen the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of March 31, 2013. Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  While the outcome of litigation is by its nature uncertain, based on current knowledge the Company does not believe that it is presently a party to any such pending legal proceedings that would have a material adverse effect on its financial condition.  See Note 10 of the unaudited consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On May 21, 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25.0 million announced on February 27, 2013. After taking into account all shares repurchased through August 2, 2013 (including pending repurchase orders subject to settlement), the Company has $19.8 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2013	—	$—	—	$17,377,191
May 1 through May 31, 2013	313,435	91.05	28,539,747	38,837,444	*
June 1 through June 30, 2013	99,380	92.52	9,195,114	29,642,330

Total for the quarter	412,815	91.41	37,734,861

* On May 21, 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $25.0 million announced on February 27, 2013.

Item 5 .Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated November 19, 2012	10.1	11-20-12 8-K

4.8	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.9	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.10	Amended and REstated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

Exhibit Number	Description		Previous Exhibit Number	Company Registration No. or Report
32.1		Section 1350 Certification of Chief Executive Officer	*

32.2		Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended June 30, 2013, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of June 30, 2013 and March 31, 2012;
	(ii)	Consolidated Statements of Operations for the three months ended June 30, 2013 and June 30, 2012;
	(iii)	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and June 30, 2012;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2013 and the three months ended June 30, 2013;
	(v)	Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III, Chief
Executive Officer
Date:	August 6, 2013

By: /s/ Kelly M. Malson
Kelly M. Malson, Senior Vice President and
Chief Financial Officer
Date:	August 6, 2013