Form 10-Q
period 2013-09-30
WORLD ACCEPTANCE CORP
filed 2013-11-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The number of outstanding shares of the issuer’s no par value common stock as of October 31, 2013 was 11,483,713.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, when used with reference to the common stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2014” are to the Company’s fiscal year ending March 31, 2014.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$14,489,233	11,625,365
Gross loans receivable	1,163,237,688	1,067,051,763
Less:
Unearned interest and fees	(320,980,101)	(284,956,195)
Allowance for loan losses	(67,608,005)	(59,980,842)
Loans receivable, net	774,649,582	722,114,726
Property and equipment, net	23,957,389	23,935,439
Deferred income taxes	36,242,999	29,415,996
Other assets, net	11,149,842	11,712,319
Goodwill	5,967,127	5,896,288
Intangible assets, net	4,253,263	4,624,832
Total assets	$870,709,435	809,324,965

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	486,850,000	400,250,000
Income taxes payable	6,024,686	13,941,632
Accounts payable and accrued expenses	25,109,026	28,737,074
Total liabilities	517,983,712	442,928,706
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 11,472,813 and 12,171,075 shares at September 30, 2013 and March 31, 2013, respectively	—	—
Additional paid-in capital	100,525,690	89,789,789
Retained earnings	256,643,073	277,024,787
Accumulated other comprehensive loss, net	(4,443,040)	(418,317)
Total shareholders' equity	352,725,723	366,396,259

Total liabilities and shareholders' equity	$870,709,435	809,324,965

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenue:
Interest and fee income	$133,010,377	121,817,856	$260,988,298	237,117,052
Insurance commissions and other income	16,953,202	17,580,470	34,240,408	35,117,158
Total revenue	149,963,579	139,398,326	295,228,706	272,234,210

Expenses:
Provision for loan losses	38,187,649	32,401,664	66,890,842	56,016,554
General and administrative expenses:
Personnel	49,134,111	44,669,605	102,443,786	93,082,624
Occupancy and equipment	9,692,239	9,138,637	19,071,209	17,781,286
Advertising	3,049,386	2,801,011	5,772,641	5,445,646
Amortization of intangible assets	265,665	339,040	577,167	707,720
Other	9,846,790	9,209,731	19,360,474	18,299,859
Total general and administrative expenses	71,988,191	66,158,024	147,225,277	135,317,135

Interest expense	5,280,791	4,066,038	9,957,245	7,992,192
Total expenses	115,456,631	102,625,726	224,073,364	199,325,881

Income before income taxes	34,506,948	36,772,600	71,155,342	72,908,329

Income taxes	12,941,679	13,871,151	26,478,372	27,391,882

Net income	$21,565,269	22,901,449	$44,676,970	45,516,447

Net income per common share:
Basic	$1.85	1.76	$3.78	3.42
Diluted	$1.80	1.72	$3.67	3.35

Weighted average common shares outstanding:
Basic	11,629,326	12,985,345	11,814,675	13,298,372
Diluted	11,979,939	13,287,278	12,159,759	13,596,244

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net income	21,565,269	22,901,449	$44,676,970	45,516,447
Foreign currency translation adjustments	(1,004,977)	2,122,742	(4,024,723)	(125,489)
Comprehensive income, net	20,560,292	25,024,191	$40,652,247	45,390,958

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709

Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)

Restricted common stock expense under stock option plan, net of cancellations	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—	—	2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (40,345 shares), including tax benefits of $509,408	1,961,086	—	—	1,961,086

Common stock repurchases (733,299 shares)	—	(65,058,684)	—	(65,058,684)

Restricted common stock expense under stock option plan, net of cancellations	3,635,047	—	—	3,635,047
Stock option expense	5,139,768	—	—	5,139,768
Other comprehensive loss	—		(4,024,723)	(4,024,723)
Net income	—	44,676,970	—	44,676,970

Balances at September 30, 2013	$100,525,690	256,643,073	(4,443,040)	352,725,723

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2013	2012
Cash flow from operating activities:
Net income	$44,676,970	45,516,447

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	577,167	707,720
Amortization of loan costs and discounts	227,820	431,437
Provision for loan losses	66,890,842	56,016,554
Depreciation	3,173,420	3,083,921
Deferred income tax benefit	(7,204,662)	(7,130,570)
Compensation related to stock option and restricted stock plans, net of taxes	8,774,815	3,810,220

Change in accounts:
Other assets, net	252,764	(292,766)
Income taxes payable	(7,863,237)	(4,963,192)
Accounts payable and accrued expenses	(3,496,040)	(2,985,014)

Net cash provided by operating activities	106,009,859	94,194,757

Cash flows from investing activities:
Increase in loans receivable, net	(121,930,478)	(123,603,259)
Net assets acquired from office acquisitions, primarily loans	(717,063)	(1,045,264)
Increase in intangible assets from acquisitions	(276,437)	(361,061)
Purchases of property and equipment	(3,424,236)	(3,939,867)

Net cash used in investing activities	(126,348,214)	(128,949,451)

Cash flow from financing activities:
Borrowings from senior note payable	195,940,000	255,000,466
Payments on senior note payable	(109,340,000)	(97,650,466)
Payments on junior subordinated note payable	—	(50,000,000)
Proceeds from exercise of stock options	1,451,678	3,355,695
Repurchase of common stock	(65,058,684)	(75,141,185)
Excess tax benefits from exercise of stock options	509,408	1,099,228

Net cash provided by financing activities	23,502,402	36,663,738

Increase in cash and cash equivalents	3,164,047	1,909,044

Effects of foreign currency fluctuations on cash	(300,179)	27,145

Cash and cash equivalents at beginning of period	11,625,365	10,768,176

Cash and cash equivalents at end of period	$14,489,233	12,704,365

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2013 and 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2013, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2013, and the results of operations and cash flows for the periods ended September 30, 2013 and 2012, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company may carry certain financial instruments, derivative assets and liabilities, at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

 As of September 30, 2013 and March 31, 2013, the Company had no financial assets or liabilities that were measured at fair value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	September 30, 2013	March 31, 2013
Book value and estimated fair value:
Senior note payable	$486,850	400,250

The carrying value of the senior note payable approximated its fair value, as the senior note payable is at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2013 or March 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$61,630,967	55,670,131	$59,980,842	54,507,299
Provision for loan losses	38,187,649	32,401,664	66,890,842	56,016,554
Loan losses	(35,261,797)	(29,711,502)	(65,375,871)	(54,918,604)
Recoveries	3,135,796	2,785,824	6,447,978	5,721,438
Translation adjustment	(84,610)	182,660	(335,786)	2,090
Balance at end of period	$67,608,005	61,328,777	$67,608,005	61,328,777

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,437,259	—	6,437,259
91 days or more delinquent, excluding bankruptcy	28,646,649	—	28,646,649
Loans less than 91 days delinquent and not in bankruptcy	—	1,128,153,780	1,128,153,780
Gross loan balance	35,083,908	1,128,153,780	1,163,237,688
Unearned interest and fees	(7,900,928)	(313,079,173)	(320,980,101)
Net loans	27,182,980	815,074,607	842,257,587
Allowance for loan losses	(27,182,980)	(40,425,025)	(67,608,005)
Loans, net of allowance for loan losses	$—	774,649,582	774,649,582

March 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,910,206	—	5,910,206
91 days or more delinquent, excluding bankruptcy	23,536,170	—	23,536,170
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,605,387	1,037,605,387
Gross loan balance	29,446,376	1,037,605,387	1,067,051,763
Unearned interest and fees	(6,036,018)	(278,920,177)	(284,956,195)
Net loans	23,410,358	758,685,210	782,095,568
Allowance for loan losses	(23,410,358)	(36,570,484)	(59,980,842)
Loans, net of allowance for loan losses	$—	722,114,726	722,114,726

September 30, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,688,992	—	6,688,992
91 days or more delinquent, excluding bankruptcy	22,281,854	—	22,281,854
Loans less than 91 days delinquent and not in bankruptcy	—	1,058,930,865	1,058,930,865
Gross loan balance	28,970,846	1,058,930,865	1,087,901,711
Unearned interest and fees	(5,745,076)	(291,661,460)	(297,406,536)
Net loans	23,225,770	767,269,405	790,495,175
Allowance for loan losses	(22,914,103)	(38,414,674)	(61,328,777)
Loans, net of allowance for loan losses	$311,667	728,854,731	729,166,398

The following is an assessment of the credit quality for the period indicated:

	September 30, 2013	March 31, 2013	September 30, 2012
Credit risk
Consumer loans- non-bankrupt accounts	$1,156,800,429	1,061,141,557	1,081,212,719
Consumer loans- bankrupt accounts	6,437,259	5,910,206	6,688,992
Total gross loans	$1,163,237,688	1,067,051,763	1,087,901,711

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,101,669,295	1,020,337,490	1,041,729,308
Contractual non-performing, 61 or more days delinquent	61,568,393	46,714,273	46,172,403
Total gross loans	$1,163,237,688	1,067,051,763	1,087,901,711

Delinquent renewals	$23,170,833	19,799,064	21,789,534

Credit risk profile based on customer type
New borrower	$143,398,274	130,897,466	120,930,075
Former borrower	113,787,457	90,281,773	100,446,957
Refinance	882,881,124	826,073,460	844,735,145
Delinquent refinance	23,170,833	19,799,064	21,789,534
Total gross loans	$1,163,237,688	1,067,051,763	1,087,901,711

The following is a summary of the past due receivables as of:

	September 30, 2013	March 31, 2013	September 30, 2012
Contractual basis:
30-60 days past due	$46,063,021	37,674,267	44,956,309
61-90 days past due	32,552,615	22,773,063	23,542,582
91 days or more past due	29,015,778	23,941,210	22,629,821
Total	$107,631,414	84,388,540	91,128,712

Percentage of period-end gross loans receivable	9.3%	7.9%	8.4%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Basic:
Weighted average common shares outstanding (denominator)	11,629,326	12,985,345	11,814,675	13,298,372

Diluted:
Weighted average common shares outstanding	11,629,326	12,985,345	11,814,675	13,298,372
Dilutive potential common shares stock options	350,613	301,933	345,084	297,872
Weighted average diluted shares outstanding (denominator)	11,979,939	13,287,278	12,159,759	13,596,244

Options to purchase 347,834 and 215,300 shares of common stock at various prices were outstanding during the three months ended September 30, 2013 and 2012 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

Options to purchase 556,010 and 215,655 shares of common stock at various prices were outstanding during the six months ended September 30, 2013 and 2012 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2013, there were 414,488 shares available for grant under the plans.

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

There were no option grants during the six months ended September 30, 2013 or September 30, 2012.

Option activity for the six months ended September 30, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,249,585	$54.90
Granted	—	—
Exercised	(40,345)	35.98
Forfeited	(17,300)	52.93
Expired	—	—
Options outstanding, end of period	1,191,940	$55.57	7.57	$40,941,289
Options exercisable, end of period	164,960	$32.27	3.85	$9,510,601

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2013.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2013 and 2012 was as follows:

	September 30, 2013	September 30, 2012
Three months ended	$1,107,812	$2,210,159
Six months ended	$2,151,214	$4,949,689

As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $18.9 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $1.9 million and $0.6 million, respectively, of compensation expense for the three months ended September 30, 2013 and 2012 and recognized approximately $4.1 million and $1.8 million, respectively, for the six months ended September 30, 2013 and 2012 related to restricted stock, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2013, there was approximately $19.7 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 3.0 years. In addition there was approximately $7.1 million of unrecognized compensation cost related to unvested restricted stock awards granted, which are not expected to vest based on current estimates. If these estimates change the $7.1 million could be expensed in future periods.

A summary of the status of the Company’s restricted stock as of September 30, 2013, and changes during the six months ended September 30, 2013, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2013	562,456	$73.32
Granted during the period	—	—
Vested during the period, net of cancellations	(10,563)	43.04
Canceled during the period	(5,308)	88.86
Outstanding at September 30, 2013	546,585	$74.20

Total share-based compensation included as a component of net income during the three months and six months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$2,643,855	1,270,993	$5,139,768	2,493,015
Share-based compensation related to restricted stock units	1,917,730	576,507	4,106,716	1,832,391

Total share-based compensation related to equity classified awards	$4,561,585	1,847,500	$9,246,484	4,325,406

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

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2013 and 2012:

	2013	2012
Number of business combinations	1	3
Number of asset purchases	5	3
Total acquisitions	6	6

Purchase Price	$993,500	1,406,325
Tangible assets:
Net loans	715,563	1,037,264
Furniture, fixtures & equipment	1,500	8,000
	717,063	1,045,264

Excess of purchase prices over carrying value of net tangible assets	$276,437	361,061

Customer lists	175,598	125,707
Non-compete agreements	30,000	30,000
Goodwill	70,839	205,354

Total intangible assets	$276,437	361,061

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2013, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were five acquisitions recorded as asset acquisitions during the six months ended September 30, 2013.

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

NOTE 8 – DEBT

The Company's note payable consists of a $680.0 million senior note payable revolving credit facility with $486.9 million outstanding at September 30, 2013. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At September 30, 2013 and March 31, 2013, the Company’s effective interest rate, including the commitment fee, was 4.5% and 5.1%, respectively, and the unused amount available under the revolver at September 30, 2013 was $127.9 million. The Company also had $65.2 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2015.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2013, the Company has determined that approximately $1.1 million of cumulative undistributed net earnings of SWAC and approximately $10.2 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of September 30, 2013 and March 31, 2013, the Company had $3.4 million and $3.2 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.7 million and $1.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2013, approximately $2.0 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2013, the Company had $532,000 accrued for gross interest, of which $115,000 was a current period end expense.

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

NOTE 10 – LITIGATION

At September 30, 2013, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
			(Dollars in thousands)
Average gross loans receivable ¹	$1,150,564	1,063,271	1,121,423	1,032,306
Average net loans receivable ²	833,032	773,450	814,733	753,254

Expenses as a % of total revenue:
Provision for loan losses	25.5%	23.2%	22.7%	20.6%
General and administrative	48.0%	47.5%	49.9%	49.7%
Total interest expense	3.5%	2.9%	3.4%	2.9%

Operating income ³	26.5%	29.3%	27.5%	29.7%

Return on average assets (trailing 12 months)	12.2%	13.4%	12.2%	13.4%

Offices opened or acquired, net	20	28	27	36

Total offices (at period end)	1,230	1,173	1,230	1,173
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended September 30, 2013 Versus
Three Months Ended September 30, 2012

Net income decreased to $21.6 million for the three months ended September 30, 2013, or 5.8%, from the three month period ended September 30, 2012.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased approximately $1.1 million, or 2.6%, interest expense increased by approximately $1.2 million, or 29.9%, and income tax expense decreased by $0.9 million, or 6.7%.

Total revenue rose to $150.0 million during the quarter ended September 30, 2013, a 7.6% increase over the $139.4 million for the corresponding quarter of the previous year. This increase is consistent with the 7.7% increase in average net loans. Revenue from the 1,132 offices open throughout both quarterly periods increased by approximately 5.7%.  At September 30, 2013, the Company had 1,230 offices in operation, an increase of seven offices from March 31, 2013.

Interest and fee income for the quarter ended September 30, 2013 increased by $11.2 million, or 9.2%, over the same period of the prior year.  This increase resulted from a $60.0 million increase, or 7.7%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income decreased by approximately $627,000, or 3.6%, between the two quarterly periods.  Insurance commissions decreased by approximately $224,000, or 1.7%, during the three months when compared to the same period in the prior year.  The state of Tennessee changed its maximum loan size for alternative rate loans from $1,000 to $2,000. Lenders are not permitted to offer insurance products with alternative rate loans.  Due to this change in rate structure, insurance commissions in Tennessee decreased by approximately $251,000.

The provision for loan losses during the three months ended September 30, 2013 increased by $5.8 million, or 17.9%. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods.  Net charge-offs as a percentage of average net loans increased from 13.9% to 15.4% (annualized) when comparing the two quarter end periods. This is the third consecutive quarter where this ratio has increased after many quarters of year-over-year declining loss ratios. During the last 10 years, we have had five second quarters with charge-off ratios at or above the current level, so the 15.4% is not at unprecedented levels.  Accounts that were 61+ days past due increased from 2.9% to 3.6% of gross loans on a recency basis and increased from 4.2% to 5.3% on a contractual basis when comparing the two quarter-end statistics.

During the current quarter, the Company recorded an additional $1.5 million of provision expense. Management considers multiple things when evaluating the adequacy of the allowance for loan losses. This process includes, but is not limited to, trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). Current trends resemble similar trends seen in fiscal 2008 and fiscal 2009. During the September 2008 and 2009 quarters charges-offs were 17.0% and 16.2%, respectively. Contractual delinquencies at September 30, 2008 and 2009 were 4.5% and 4.6%, respectively. During the current quarter contractual delinquency was 5.3%; however, excluding the VYBA loans in Mexico, the contractual delinquency was 4.7%. Due to a hurricane in Mexico, one union had missed multiple payments. At the current time, management does not believe that there is a risk of additional loss associated with the VYBA loans.
General and administrative expenses for the quarter ended September 30, 2013 increased by $5.8 million, or 8.8% over the same quarter of fiscal 2013. Of the total increase, approximately $4.5 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, health insurance cost which increased $0.9 million, and incentive costs, including stock compensation expense, which increased approximately $2.4 million when comparing the two quarter end periods. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.5% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 48.0% for the three months ended September 30, 2013 and was 47.5% for the three months ended September 30, 2012.

Interest expense increased by approximately $1.2 million when comparing the two corresponding quarterly periods as a result of a 25.9% increase in the average debt balance and an increase in the effective interest rate.  The effective interest rate increased slightly from 4.4% to 4.5% during the current quarter.

The Company’s effective income tax rate decreased to 37.5% for the quarter ended September 30, 2013 compared to 37.7% for the prior year quarter. The decrease was primarily due to an increase in Mexican permanent deductions in the current period.

Comparison of Six Months Ended September 30, 2013 Versus
Six Months Ended September 30, 2012

Net income decreased to $44.7 million for the six months ended September 30, 2013, or 1.8%, from the six month period ended September 30, 2012.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $0.2 million, or 0.3%, interest expense increased by approximately $2.0 million, or 24.6%, and income tax expense decreased by $0.9, or 3.3%.

Total revenue rose to $295.2 million during the six month period ended September 30, 2013, a 8.4% increase over the $272.2 million for the corresponding period of the previous year. This increase is consistent with the 8.2% increase in average net loans. Revenue from the 1,132 offices open throughout both six month periods increased by approximately 6.8%.

Interest and fee income for the six months ended ended September 30, 2013 increased by $23.9 million, or 10.1%, over the same period of the prior year.  This increase resulted from a $61.5 million increase, or 8.2%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income decreased by approximately $0.9 million, or 2.5%, between the two six month periods. Insurance commissions decreased by approximately $270,000, or 1.1%, during the six months when compared to the same period in the prior year.  Insurance commissions in Tennessee decreased by approximately $474,000, due to the alternative rate change discussed above.  Other income decreased by approximately $606,000, or 6.2%. This decrease resulted primarily from a decrease in the sales of motor club of $506,000, a decrease in the sales of World Class Buying Club of $351,000, partially offset by increase revenue from Paradata of $265,000.

The provision for loan losses during the six months ended September 30, 2013 increased by $10.9 million, or 19.4%. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods.  Net charge-offs as a percentage of average net loans increased from 13.1% to 14.5% (annualized) when comparing the two six month periods.

General and administrative expenses for the six months ended September 30, 2013 increased by $11.9 million, or 8.8% over the same period of fiscal 2013.  Of the total increase, approximately, $9.4 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, and incentive costs, including stock compensation expense, which increased approximately $4.9 million when comparing the two quarter end periods. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 3.2% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 49.9% for the six months ended September 30, 2013 and was 49.7% for the six months ended September 30, 2012.

Interest expense increased by approximately $2.0 million when comparing the two corresponding periods as a result of a 30.4% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 4.7% to 4.5% during the current period. During the same period of the prior year the Company recorded $125,000 to interest expense related to the prepayment penalty for its junior subordinated note which was paid in full on May 1, 2012. In addition, approximately $430,000 of loan costs relating to the junior subordinated debt were written off and charged to interest expense. Excluding these two items the effective interest rate for the prior year six month period would have been 4.4%.

The Company’s effective income tax rate decreased to 37.2% for the six months ended September 30, 2013 compared to 37.6% for the prior year period. The decrease was primarily due to an increase in Mexican permanent deductions in the current period.

Regulatory Matters

Texas and Georgia Fee Changes

Effective September 5, 2013 the Texas Office of Consumer Credit Commissioner (OCCC) adopted a regulation that allows companies issuing consumer loans in the state of Texas to increase the origination fees charged to borrowers.  The acquisition fee for small loans increased from $10 to the lesser of 10% of the cash advance or $100 and the administrative fee for large loans increased from $25 to $100.

In addition, the State of Georgia adopted a regulation that allows companies issuing certain sizes of consumer loans to charge an additional fee.  The fee is referred to as a closing fee and is equal to the lesser of 4% of the total payments less maintenance fees or $50.

Management estimates that the combination of the two state law changes could increase interest and fee revenue between $4 million to $6 million for fiscal 2014.

Missouri Ballot Initiative

As previously disclosed, the proponents of a 2012 ballot initiative to limit consumer loan annual interest rates in Missouri to 36% failed to secure inclusion of this initiative on Missouri's November 2012 general election ballot. On November 21, 2012, the proponents filed an identical ballot initiative to have the limitation placed on the November 2014 ballot. The Company, through its state and federal trade associations, is working in opposition to this new ballot initiative; however, it is uncertain whether these efforts will be successful in preventing the initiative from being placed on the November 2014 election ballot or in defeating the initiative if it is ultimately placed on the ballot.  As discussed further in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 and the Company's other reports filed with or furnished to the SEC from time to time, the Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 for more information regarding these regulations and related risks, and the Company's Form 8-K filed August 2, 2012 for more information regarding the potential impact of adoption of such a ballot initiative in Missouri.

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

Allowance for Loan Losses

The Company has developed a process and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality,” and under Item 9A, "Controls and Procedures" and Item 9A(1), "Management Report on Internal Control Over Financial Reporting" in the Company’s report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of October 30, 2013 (including pending repurchase orders subject to settlement), the Company has $48.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 60 branches in the United States and 16 branches in Mexico during fiscal 2014.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2013.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired six loan portfolios during the first six months of fiscal 2014. Gross loans receivable purchased in these transactions were approximately $0.9 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility was recently amended to extend its term through November 19, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the six months ended September 30, 2013, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.5%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2013, $486.9 million was outstanding under this facility, and there was $127.9 million of unused borrowing availability under the borrowing base limitations. The Company also has $65.2 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of September 30, 2013, and does not believe that these agreements will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K/A for the year ended March 31, 2013, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, including, but not limited to, any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2014), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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
Since 1996, the Company has repurchased approximately 15.3 million shares for an aggregate purchase price of approximately $608.4 million. As of September 30, 2013 our debt outstanding was $486.9 million and our shareholders' equity was $352.7 million, resulting in a debt-to-equity ratio of 1.4:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our balance sheet.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $486.9 million at September 30, 2013.  At September 30, 2013, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at September 30, 2013, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.6% and 7.0% of total revenue during the six months ended September 30, 2013 and 2012, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2013 was a loss of approximately $4.0 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $57.4 million and $43.1 million at September 30, 2013 and 2012, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of September 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$837,038,120	$842,257,587	$848,636,915
% change from base amount	(0.62)%	—%	0.75%
$ change from base amount	$(5,219,467)	$—	$6,379,328

	As of September 30, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$786,579,265	$790,495,175	$795,281,287
% change from base amount	(0.50)%	—%	0.61%
$ change from base amount	$(3,915,910)	$—	$4,786,112

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the six months ended September 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$44,414,428	$44,676,970	$44,997,855
% change from base amount	(0.59)%	—%	0.71%
$ change from base amount	$(262,542)	$—	$320,885

	For the six months ended September 30, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$45,316,091	$45,516,447	$45,761,325
% change from base amount	(0.44)%	—%	0.54%
$ change from base amount	$(200,356)	$—	$244,878

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the Company's previously reported material weakness in internal control over financial reporting as of March 31, 2013, as reported on in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, and the related remediation efforts management commenced in the first quarter of fiscal 2014 related to this material weakness. Following management's determination of the material weakness, management promptly began taking the following remedial actions:

•
The Company has enhanced its documented process for addressing the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management reviews and concludes on the appropriateness of the allowance for loan losses; and

•
The Company is in the process of establishing a control to assess whether the accounting treatment of renewals are in accordance with U.S. generally accepted accounting principles and the impact, if any, renewals have on the estimate of the allowance for loan losses.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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
On August 29, 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on May 21, 2013. After taking into account all shares repurchased through October 30, 2013 (including pending repurchase orders subject to settlement), the Company has $48.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2013	—	$—	—	$29,642,330
August 1 through August 31, 2013	264,425	84.99	22,474,073	57,168,257	*
September 1 through September 30, 2013	56,059	86.51	4,849,750	52,318,507

Total for the quarter	320,484	85.75	27,323,823

* On August 29, 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on May 21, 2013.

Item 5.Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K

4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-9-13 8-K

4.9	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.10	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.11	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

10.1	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010		9-9-13 8-K

Exhibit Number	Description		Previous Exhibit Number	Company Registration No. or Report
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer	*

32.2		Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended September 30, 2013, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013;
	(ii)	Consolidated Statements of Operations for the three and six months ended September 30, 2013 and September 30, 2012;
	(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2013 and September 30, 2012;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2013 and the six months ended September 30, 2013;
	(v)	Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III,
Chief Executive Officer
Date:	November 1, 2013

By: /s/ Kelly M. Malson
Kelly M. Malson,
Senior Vice President and Chief Financial Officer
Date:	November 1, 2013