Form 10-Q
period 2013-12-31
WORLD ACCEPTANCE CORP
filed 2014-02-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

The number of outstanding shares of the issuer’s no par value common stock as of February 3, 2014 was 10,935,444.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$19,387,754	11,625,365
Gross loans receivable	1,264,058,311	1,067,051,763
Less:
Unearned interest and fees	(347,333,558)	(284,956,195)
Allowance for loan losses	(74,602,245)	(59,980,842)
Loans receivable, net	842,122,508	722,114,726
Property and equipment, net	24,448,543	23,935,439
Deferred income taxes	39,109,347	29,415,996
Other assets, net	11,962,243	11,712,319
Goodwill	5,967,127	5,896,288
Intangible assets, net	4,013,323	4,624,832
Total assets	$947,010,845	809,324,965

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	583,250,000	400,250,000
Income taxes payable	6,545,270	13,941,632
Accounts payable and accrued expenses	28,645,482	28,737,074
Total liabilities	618,440,752	442,928,706
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 10,927,826 and 12,171,075 shares at December 31, 2013 and March 31, 2013, respectively	—	—
Additional paid-in capital	110,032,897	89,789,789
Retained earnings	222,660,011	277,024,787
Accumulated other comprehensive loss, net	(4,122,815)	(418,317)
Total shareholders' equity	328,570,093	366,396,259

Total liabilities and shareholders' equity	$947,010,845	809,324,965

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenue:
Interest and fee income	$142,213,442	130,311,649	$403,201,740	367,428,701
Insurance commissions and other income	18,280,069	19,327,915	52,520,477	54,445,073
Total revenue	160,493,511	149,639,564	455,722,217	421,873,774

Expenses:
Provision for loan losses	41,115,932	37,394,633	108,006,774	93,411,187
General and administrative expenses:
Personnel	49,393,327	48,319,205	151,837,113	141,401,829
Occupancy and equipment	9,702,506	9,109,693	28,773,715	26,890,979
Advertising	7,316,674	6,535,782	13,089,315	11,981,428
Amortization of intangible assets	244,940	329,196	822,107	1,036,916
Other	10,640,905	10,503,986	30,001,379	28,803,845
Total general and administrative expenses	77,298,352	74,797,862	224,523,629	210,114,997

Interest expense	5,545,956	4,403,866	15,503,201	12,396,058
Total expenses	123,960,240	116,596,361	348,033,604	315,922,242

Income before income taxes	36,533,271	33,043,203	107,688,613	105,951,532

Income taxes	13,579,366	12,369,212	40,057,738	39,761,094

Net income	$22,953,905	20,673,991	$67,630,875	66,190,438

Net income per common share:
Basic	$2.05	1.61	$5.83	5.04
Diluted	$1.98	1.58	$5.65	4.93

Weighted average common shares outstanding:
Basic	11,203,826	12,837,327	11,610,318	13,144,131
Diluted	11,592,638	13,100,289	11,970,066	13,431,268

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net income	$22,953,905	20,673,991	$67,630,875	66,190,438
Foreign currency translation adjustments	320,225	(529,375)	(3,704,498)	(654,864)
Comprehensive income, net	$23,274,130	20,144,616	$63,926,377	65,535,574

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709

Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)

Restricted common stock expense under stock option plan, net of cancellations	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—	—	2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (172,755 shares), including tax benefits of $1,940,209	8,646,337	—	—	8,646,337

Common stock repurchases (1,351,699 shares)	—	(121,995,651)	—	(121,995,651)

Restricted common stock expense under stock option plan, net of cancellations	3,572,401	—	—	3,572,401
Stock option expense	8,024,370	—	—	8,024,370
Other comprehensive loss	—	—	(3,704,498)	(3,704,498)
Net income	—	67,630,875	—	67,630,875

Balances at December 31, 2013	$110,032,897	222,660,011	(4,122,815)	328,570,093

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2013	2012
Cash flow from operating activities:
Net income	$67,630,875	66,190,438

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	822,107	1,036,916
Amortization of loan costs and discounts	295,655	406,812
Provision for loan losses	108,006,774	93,411,187
Depreciation	4,708,254	4,683,781
Deferred income tax benefit	(10,037,348)	(9,773,789)
Compensation related to stock option and restricted stock plans, net of taxes	11,596,771	6,735,222

Change in accounts:
Other assets, net	(692,803)	(1,815,636)
Income taxes payable	(7,357,996)	(6,362,166)
Accounts payable and accrued expenses	27,438	1,458,764

Net cash provided by operating activities	174,999,727	155,971,529

Cash flows from investing activities:
Increase in loans receivable, net	(230,060,722)	(224,259,715)
Net assets acquired from office acquisitions, primarily loans	(774,549)	(1,263,798)
Increase in intangible assets from acquisitions	(281,437)	(424,192)
Purchases of property and equipment	(5,432,662)	(5,355,655)

Net cash used in investing activities	(236,549,370)	(231,303,360)

Cash flow from financing activities:
Borrowings from senior note payable	346,140,000	401,600,466
Payments on senior note payable	(163,140,000)	(138,150,466)
Payments on junior subordinated note payable	—	(50,000,000)
Proceeds from exercise of stock options	6,706,128	7,120,171
Repurchase of common stock	(121,995,651)	(141,020,900)
Excess tax benefits from exercise of stock options	1,940,209	2,262,766

Net cash provided by financing activities	69,650,686	81,812,037

Increase in cash and cash equivalents	8,101,043	6,480,206

Effects of foreign currency fluctuations on cash	(338,654)	(74,029)

Cash and cash equivalents at beginning of period	11,625,365	10,768,176

Cash and cash equivalents at end of period	$19,387,754	17,174,353

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2013 and 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2013, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2013, and the results of operations and cash flows for the periods ended December 31, 2013 and 2012, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Certain reclassification entries have been made for fiscal 2013 to conform to fiscal 2014 presentation. These reclassifications had no impact on shareholders’ equity, comprehensive income (loss) or net income.

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

Accounting Standards to be Adopted

We reviewed significant recently issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE 3 – FAIR VALUE

Fair Value Disclosures

The Company may carry certain financial instruments and derivative assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

 As of December 31, 2013 and March 31, 2013, the Company had no significant financial assets or liabilities that were measured at fair value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	December 31, 2013	March 31, 2013
Book value and estimated fair value:
Senior note payable	$583,250	400,250

The carrying value of the senior note payable approximated its fair value, as the senior note payable is at a variable interest rate.

Other

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2013 or March 31, 2013.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$67,608,005	61,328,777	$59,980,842	54,507,299
Provision for loan losses	41,115,932	37,394,633	108,006,774	93,411,187
Loan losses	(37,278,133)	(34,619,123)	(102,654,004)	(89,537,727)
Recoveries	3,117,923	2,750,869	9,565,901	8,472,307
Translation adjustment	38,518	(50,685)	(297,268)	(48,595)
Balance at end of period	$74,602,245	66,804,471	$74,602,245	66,804,471

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,751,373	—	5,751,373
91 days or more delinquent, excluding bankruptcy	33,175,053	—	33,175,053
Loans less than 91 days delinquent and not in bankruptcy	—	1,225,131,885	1,225,131,885
Gross loan balance	38,926,426	1,225,131,885	1,264,058,311
Unearned interest and fees	(9,029,631)	(338,303,927)	(347,333,558)
Net loans	29,896,795	886,827,958	916,724,753
Allowance for loan losses	(29,896,795)	(44,705,450)	(74,602,245)
Loans, net of allowance for loan losses	$—	842,122,508	842,122,508

March 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,910,206	—	5,910,206
91 days or more delinquent, excluding bankruptcy	23,536,170	—	23,536,170
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,605,387	1,037,605,387
Gross loan balance	29,446,376	1,037,605,387	1,067,051,763
Unearned interest and fees	(6,036,018)	(278,920,177)	(284,956,195)
Net loans	23,410,358	758,685,210	782,095,568
Allowance for loan losses	(23,410,358)	(36,570,484)	(59,980,842)
Loans, net of allowance for loan losses	$—	722,114,726	722,114,726

December 31, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,045,303	—	6,045,303
91 days or more delinquent, excluding bankruptcy	25,205,444	—	25,205,444
Loans less than 91 days delinquent and not in bankruptcy	—	1,152,454,989	1,152,454,989
Gross loan balance	31,250,747	1,152,454,989	1,183,705,736
Unearned interest and fees	(6,447,504)	(318,283,151)	(324,730,655)
Net loans	24,803,243	834,171,838	858,975,081
Allowance for loan losses	(24,803,243)	(42,001,228)	(66,804,471)
Loans, net of allowance for loan losses	$—	792,170,610	792,170,610

The following is an assessment of the credit quality for the period indicated:

	December 31, 2013	March 31, 2013	December 31, 2012
Credit risk
Consumer loans- non-bankrupt accounts	$1,258,306,938	1,061,141,557	1,177,660,433
Consumer loans- bankrupt accounts	5,751,373	5,910,206	6,045,303
Total gross loans	$1,264,058,311	1,067,051,763	1,183,705,736

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,200,269,825	1,020,337,490	1,132,401,488
Contractual non-performing, 61 or more days delinquent	63,788,486	46,714,273	51,304,248
Total gross loans	$1,264,058,311	1,067,051,763	1,183,705,736

Delinquent renewals	$25,549,569	19,799,064	21,701,807

Credit risk profile based on customer type
New borrower	$187,601,560	130,897,466	163,114,221
Former borrower	119,609,101	90,281,773	105,679,007
Refinance	931,298,081	826,073,460	893,210,701
Delinquent refinance	25,549,569	19,799,064	21,701,807
Total gross loans	$1,264,058,311	1,067,051,763	1,183,705,736

The following is a summary of the past due receivables as of:

	December 31, 2013	March 31, 2013	December 31, 2012
Contractual basis:
30-60 days past due	$45,956,945	37,674,267	45,193,214
61-90 days past due	30,224,306	22,773,063	25,758,105
91 days or more past due	33,564,180	23,941,210	25,546,143
Total	$109,745,431	84,388,540	96,497,462

Percentage of period-end gross loans receivable	8.7%	7.9%	8.2%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Basic:
Weighted average common shares outstanding (denominator)	11,203,826	12,837,327	11,610,318	13,144,131

Diluted:
Weighted average common shares outstanding	11,203,826	12,837,327	11,610,318	13,144,131
Dilutive potential common shares stock options	388,812	262,962	359,748	287,137
Weighted average diluted shares outstanding (denominator)	11,592,638	13,100,289	11,970,066	13,431,268

Options to purchase 119,538 and 436,206 shares of common stock at various prices were outstanding during the three months ended December 31, 2013 and 2012 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

Options to purchase 376,177 and 289,440 shares of common stock at various prices were outstanding during the nine months ended December 31, 2013 and 2012 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2013, there were 303,527 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2013 was $44.41. The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2012 was $36.04. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Dividend yield	—%	—%	—%	—%
Expected Volatility	54.62%	56.15%	54.62%	56.15%
Average risk-free interest rate	1.52%	0.80%	1.52%	0.80%
Expected life	5.5 years	5.6 years	5.5 years	5.6 years

The expected stock price volatility is based on the historical volatility of the Company's stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after the grant date. The risk-free rate reflects the interest rate at grant date on zero-coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Option activity for the nine months ended December 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,249,585	$54.90
Granted during period	196,860	89.03
Exercised during period	(172,755)	38.82
Forfeited during period	(60,220)	66.73
Expired during period	(740)	32.62
Options outstanding, end of period	1,212,730	$62.16	7.80	$31,076,373
Options exercisable, end of period	329,000	$44.12	5.75	$14,280,979

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2013.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Three months ended	$6,821,396	$5,377,474
Nine months ended	$8,972,609	$10,327,163

As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $23.4 million, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

Restricted Stock

On November 5, 2013 the Company granted 1,940 shares of restricted stock (which are equity classified), with a grant date fair value of $89.21 per share, respectively, to certain officers. On December 12, 2013 the Company granted 2,650 shares of restricted stock (which are equity classified), with a grant date fair value of $86.52 per share to a certain officer. The 4,590 shares will vest on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

On November 5, 2013 the Company granted 13,060 shares of restricted stock (which are equity classified), with a grant date fair value of $89.21 per share, respectively, to certain officers. On December 12, 2013 the Company granted 17,600 shares of restricted stock (which are equity classified), with a grant date fair value of $86.52 per share to a certain officer. The 30,660 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on September 30, 2013 and ending March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On February 5, 2013, the Company granted 85,000 shares of restricted stock (which are equity classified), with a grant date fair value of $77.31 per share, respectively, to certain officers. The remaining unforfeited 50,000 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on October 1, 2012 and ending March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On December 7, 2012 , the Company granted 69,600 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012 the Company granted 1,200 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41 per share, respectively, to a certain officer. The remaining unforfeited 59,800 shares will vest on April 30, 2015 based on the Company’s achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%
On December 7, 2012, the Company granted 350,900 shares of restricted stock (which are equity classified), with a grant date fair value of $74.08 per share, respectively, to certain officers and certain independent directors. On December 11, 2012, the Company granted 7,800 shares of restricted stock (which are equity classified), with a grant date fair value of $73.41 per share, respectively, to a certain officer. The remaining unforfeited 319,700 shares will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period beginning on October 1, 2012 and ending March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and 3,249 shares vested on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock vested on November 7, 2013 and one-third will vest on November 7, 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The remaining unforfeited 7,275 shares will vest on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $0.3 and $1.0 million of compensation expense for the three months ended December 31, 2013 and December 31, 2012, respectively, and recognized approximately $4.4 million and $2.8 million, respectively, for the nine months ended December 31, 2013 and 2012 related to restricted stock. The Company reversed previously recorded share based compensation expense of $1.5 million for the three months ended December 31, 2013 and $2.2 million for the nine months ended December 31, 2013, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2013, there was approximately $22.0 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.8 years. In addition there was approximately $5.3 million of unrecognized compensation cost related to unvested restricted stock awards granted, which are not expected to vest based on current estimates. If these estimates change the $5.3 million could be expensed in future periods.

A summary of the status of the Company’s restricted stock as of December 31, 2013, and changes during the nine months ended December 31, 2013, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2013	562,456	$73.32
Granted during the period	35,250	87.66
Vested during the period	(27,106)	53.26
Forfeited during the period	(90,589)	74.93
Outstanding at December 31, 2013	480,011	$75.20

Total share-based compensation included as a component of net income during the three months and nine months ended December 31, 2013 and 2012 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$2,884,602	2,370,084	$8,024,370	4,863,099
Share-based compensation related to restricted stock units	257,758	1,012,904	4,364,474	2,848,405
Total share-based compensation related to equity classified awards	$3,142,360	3,382,988	$12,388,844	7,711,504

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

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2013 and 2012:

	2013	2012
Number of business combinations	1	3
Number of asset purchases	6	6
Total acquisitions	7	9

Purchase Price	$1,055,986	1,687,990
Tangible assets:
Net loans	773,049	1,255,798
Furniture, fixtures & equipment	1,500	8,000
	774,549	1,263,798

Excess of purchase prices over carrying value of net tangible assets	$281,437	424,192

Customer lists	175,598	173,838
Non-compete agreements	35,000	45,000
Goodwill	70,839	205,354

Total intangible assets	$281,437	424,192

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2013, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were six acquisitions recorded as asset acquisitions during the nine months ended December 31, 2013.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance.  Given the short-term nature of these loans, generally eight months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value.

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

NOTE 8 – DEBT

The Company's note payable consists of a $680.0 million senior note payable revolving credit facility with $583.3 million outstanding at December 31, 2013. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At December 31, 2013 and March 31, 2013, the Company’s effective interest rate, including the commitment fee, was 4.4% and 5.1%, respectively, and the unused amount available under the revolver at December 31, 2013 was $95.0 million. The Company also had $1.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2015.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2013, the Company has determined that approximately $1.3 million of cumulative undistributed net earnings of SWAC and approximately $11.9 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of December 31, 2013 and March 31, 2013, the Company had $2.8 million and $3.2 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $1.63 million and $1.60 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2013, approximately $1.9 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2013, the Company had $414,000 accrued for gross interest, of which $179,000 was a current period end expense.

The Company is subject to U.S. and Mexican income taxes as well as income taxation by various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 10 – LITIGATION

At December 31, 2013, the Company and certain of its subsidiaries have been named as defendants or are otherwise involved in various legal actions and proceedings arising from their normal business activities, including matters in which damages in various amounts are claimed.  In view of the inherent difficulty in predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, the matters present novel legal theories, potentially involve a large number of parties or are in the early stages, the Company generally cannot predict the eventual outcome of these pending matters, nor the timing of the ultimate resolution of such matters or the eventual loss, fines, penalties, settlement or other impact, if any, related to such matters.  The Company does not believe, however, that any reasonably possible losses arising from any currently pending legal matters will be material to the Company’s consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Average gross loans receivable ¹	$1,202,204	1,124,333	1,149,554	1,063,557
Average net loans receivable ²	869,542	816,671	834,004	774,896

Expenses as a % of total revenue:
Provision for loan losses	25.6%	25.0%	23.7%	22.1%
General and administrative	48.2%	50.0%	49.3%	49.8%
Total interest expense	3.5%	2.9%	3.4%	2.9%

Operating income ³	26.2%	25.0%	27.0%	28.1%

Return on average assets (trailing 12 months)	12.1%	13.0%	12.1%	13.0%

Offices opened or acquired, net	18	13	45	49

Total offices (at period end)	1,248	1,186	1,248	1,186
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses, as a percentage of total revenue.

Comparison of Three Months Ended December 31, 2013 Versus
Three Months Ended December 31, 2012

Net income increased to $23.0 million for the three months ended December 31, 2013, or 11.0%, from the three month period ended December 31, 2012.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $4.6 million, or 12.4%, interest expense increased by approximately $1.1 million, or 25.9%, and income tax expense increased by $1.2 million, or 9.8%.

Total revenue rose to $160.5 million during the quarter ended December 31, 2013, a 7.3% increase over the $149.6 million for the corresponding quarter of the previous year. This increase was primarily driven by the 6.6% increase in average net loans. Revenue from the 1,132 offices open throughout both quarterly periods increased by approximately 4.8%.  At December 31, 2013, the Company had 1,248 offices in operation, an increase of forty-five offices from March 31, 2013.

Interest and fee income for the quarter ended December 31, 2013 increased by $11.9 million, or 9.1%, over the same period of the prior year.  This increase primarily resulted from a $52.9 million increase, or 6.5%, in average net loans receivable over the two corresponding periods, as well as fee revenue increases in Texas, Georgia, and Indiana due to regulation changes which allowed increased fees on certain loans.

Insurance commissions and other income decreased by approximately $1.0 million, or 5.4%, between the two quarterly periods.  Insurance commissions decreased by approximately $150,000, or 1.1%, during the three months when compared to the same period in the prior year. Other income decreased by approximately $897,000, or 16.0%. This decrease resulted primarily from a decrease in the sales of motor club of $200,000 and a decrease in the sales of World Class Buying Club of $360,000.

The provision for loan losses during the three months ended December 31, 2013 increased by $3.7 million, or 10.0%. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods.  The percent of loans delinquent 91 days or more as a percent of gross loans also increased from 1.1% as of December 31, 2012 to 1.3% at December 31, 2013. Since the majority of loans 91 days or more past due on a recency basis are reserved 100%, this increase resulted in an increase to the provision expense. Net charge-offs as a percentage of average net loans increased from 15.6% to 15.7% (annualized) when comparing the two quarter end periods. Over the last ten years, charge-off ratios during the third fiscal quarter have ranged from a high of 19.6% in fiscal 2008 to a low of 15.6% in fiscal 2006 and fiscal 2013. Accounts that were 61+ days past due increased from 2.9% to 3.2% of gross loans on a recency basis and increased from 4.3% to 5.0% on a contractual basis when comparing the two quarter-end statistics.

General and administrative expenses for the quarter ended December 31, 2013 increased by $2.5 million, or 3.3% over the same quarter of fiscal 2013. Of the total increase, approximately $4.0 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, health insurance cost, and incentive costs, including stock compensation expense, which increased approximately $1.8 million. Increases in personnel expense were offset by the reversal of $2.9 million of compensation expense related to the resignation of an executive officer during the quarter. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 1.6% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 48.2% for the three months ended December 31, 2013 and was 50.0% for the three months ended December 31, 2012.

Interest expense increased by approximately $1.1 million when comparing the two corresponding quarterly periods as a result of a 25.1% increase in the average debt balance.  The effective interest rate was 4.3% for the two quarterly periods.

The Company’s effective income tax rate decreased to 37.2% for the quarter ended December 31, 2013 compared to 37.4% for the prior year quarter. The decrease was primarily due to an increase in Mexican permanent deductions along with an increase in Mexican income which is being taxed at a lower statutory rate than U.S. income.

Comparison of Nine Months Ended December 31, 2013 Versus
Nine Months Ended December 31, 2012

Net income increased to $67.6 million for the nine months ended December 31, 2013, or 2.2%, from the nine month period ended December 31, 2012.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $4.8 million, or 4.1%, interest expense increased by approximately $3.1 million, or 25.1%, and income tax expense increased by $297,000, or 0.7%.

Total revenue rose to $455.7 million during the nine month period ended December 31, 2013, an 8.0% increase over the $421.9 million for the corresponding period of the previous year. This increase was primarily driven by the 7.6% increase in average net loans. Revenue from the 1,132 offices open throughout both nine month periods increased by approximately 6.1%.

Interest and fee income for the nine months ended December 31, 2013 increased by $35.8 million, or 9.7%, over the same period of the prior year.  This increase resulted from a $59.1 million increase, or 7.6%, in average net loans receivable over the two corresponding periods as wells as fee revenue increases in Texas, Georgia, and Indiana due to regulation changes which allowed increased fees on certain loans.

Insurance commissions and other income decreased by approximately $1.9 million, or 3.5%, between the two nine month periods. Insurance commissions decreased by approximately $421,000, or 1.1%, during the nine months when compared to the same period in the prior year.  Insurance commissions in Tennessee decreased by approximately $474,000, due to the state of Tennessee's change in its maximum loan size for alternative rate loans from $1,000 to $2,000. Lenders in Tennessee are not permitted to offer insurance products with alternative rate loans.  Other income decreased by approximately $1.5 million, or 9.8%. This decrease resulted primarily from a decrease in the sales of motor club of $707,000, and a decrease in the sales of World Class Buying Club of $711,000, partially offset by increased revenue from Paradata of $245,000.

The provision for loan losses during the nine months ended December 31, 2013 increased by $14.6 million, or 15.6%. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods.  Net charge-offs as a percentage of average net loans increased from 14.0% to 14.9% (annualized) when comparing the two nine month periods.

General and administrative expenses for the nine months ended December 31, 2013 increased by $14.4 million, or 6.9% over the same period of fiscal 2013.  Of the total increase, approximately, $10.4 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, and incentive costs, including stock compensation expense, which increased approximately $4.7 million when comparing the two quarter end periods. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 1.5% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 49.3% for the nine months ended December 31, 2013 and was 49.8% for the nine months ended December 31, 2012.

Interest expense increased by approximately $3.1 million when comparing the two corresponding periods as a result of a 28.5% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 4.5% to 4.4% during the current period.

The Company’s effective income tax rate decreased to 37.2% for the nine months ended December 31, 2013 compared to 37.5% for the prior year period. The decrease was primarily due to an increase in Mexican permanent deductions along with an increase in Mexican income which is being taxed at a lower statutory rate than U.S. income.

Regulatory Matters

Texas and Georgia Fee Changes

Effective September 5, 2013 the Texas Office of Consumer Credit Commissioner adopted a regulation that allows companies issuing consumer loans in the state of Texas to increase the origination fees charged to borrowers.  The maximum allowable acquisition fee for small loans increased from $10 to the lesser of 10% of the cash advance or $100 and the maximum allowable administrative fee for large loans increased from $25 to $100.

In addition, the State of Georgia adopted a regulation that allows companies issuing certain sizes of consumer loans to charge an additional fee.  The maximum allowable fee, referred to as a closing fee, is equal to the lesser of 4% of the total payments less maintenance fees or $50.

Management estimates that the combination of the two state law changes could increase interest and fee revenue between $4 million and $6 million for fiscal 2014.

Missouri Ballot Initiative

As previously disclosed, the proponents of a 2012 ballot initiative to limit consumer loan annual interest rates in Missouri to 36% failed to secure inclusion of this initiative on Missouri's November 2012 general election ballot. On November 21, 2012, the proponents filed an identical ballot initiative to have the limitation placed on the November 2014 ballot. The Company, through its state and federal trade associations, is working in opposition to this new ballot initiative; however, it is uncertain whether these efforts will be successful in preventing the initiative from being placed on the November 2014 election ballot or in defeating the initiative if it is ultimately placed on the ballot.  As discussed further in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 and the Company's other reports filed with or furnished to the SEC from time to time, the Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K/A for the fiscal year ended March 31, 2013 for more information regarding these regulations and related risks.

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

Allowance for Loan Losses

The Company has developed process and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality,” and under Item 9A, "Controls and Procedures" and Item 9A(1), "Management Report on Internal Control Over Financial Reporting" in the Company’s report on Form 10-K/A for the fiscal year ended March 31, 2013.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service,  state taxing authorities, or Mexico taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of February 4, 2014 (including pending repurchase orders subject to settlement), the Company has $13.8 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 57 branches in the United States and 16 branches in Mexico during fiscal 2014.  Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2013.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company completed seven acquisitions during the first nine months of fiscal 2014. Gross loans receivable purchased in these transactions were approximately $1.0 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility was amended September 2013 to extend its term through November 19, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the nine months ended December 31, 2013, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.4%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2013, $583.3 million was outstanding under this facility, and there was $95.0 million of unused borrowing availability under the borrowing base limitations. The Company also has $1.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreements contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreements also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these agreements as of December 31, 2013, and does not believe that these agreements will materially limit its business and expansion strategy.

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
Since 1996, the Company has repurchased approximately 15.9 million shares for an aggregate purchase price of approximately $665.3 million. As of December 31, 2013 our debt outstanding was $583.3 million and our shareholders' equity was $328.6 million, resulting in a debt-to-equity ratio of 1.8:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our balance sheet.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s financial instruments consist of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $583.3 million at December 31, 2013.  At December 31, 2013, interest on borrowings under this facility was based on LIBOR plus 3.0%, with a minimum of 4.0% per annum.

Based on the outstanding balance at December 31, 2013, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.0 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.3% and 7.1% of total revenue during the nine months ended December 31, 2013 and 2012, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2013 was a loss of approximately $3.7 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $50.3 million and $38.8 million at December 31, 2013 and 2012, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of December 31, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$837,546,247	$842,122,508	$847,715,734
% change from base amount	(0.55)%	—%	0.66%
$ change from base amount	$(4,576,261)	$—	$5,593,226

	As of December 31, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$788,639,560	$792,170,610	$796,486,332
% change from base amount	(0.45)%	—%	0.55%
$ change from base amount	$(3,531,050)	$—	$4,315,722

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$67,170,370	$67,630,875	$68,193,711
% change from base amount	(0.69)%	—%	0.83%
$ change from base amount	$(460,505)	$—	$562,836

	For the nine months ended December 31, 2012
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$65,973,675	$66,190,438	$66,455,372
% change from base amount	(0.33)%	—%	0.40%
$ change from base amount	$(216,763)	$—	$264,934

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the Company's previously reported material weakness in internal control over financial reporting as of March 31, 2013, as reported on in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, and the related remediation efforts management commenced in the first quarter of fiscal 2014 related to this material weakness. Following management's determination of the material weakness, management promptly began taking the following remedial actions:

•
The Company has enhanced its documented process for addressing the establishment of the allowance for loan losses, including the assumptions underlying the allowance for loan losses and how management reviews and concludes on the appropriateness of the allowance for loan losses; and

•
The Company has established a control to assess whether the accounting treatment of renewals are in accordance with U.S. generally accepted accounting principles and the impact, if any, renewals have on the estimate of the allowance for loan losses.

Management believes that these remedial actions have strengthened the Company's internal control over financial reporting and will, over time, address the material weakness that was identified as of March 31, 2013. Because some of these remedial actions take place on a quarterly basis, their successful implementation will need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the Company's Annual Report on Form 10-K/A for the year ended March 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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
On November 27, 2013, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on August 29, 2013. After taking into account all shares repurchased through February 4, 2014 (including pending repurchase orders subject to settlement), the Company has $13.8 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.  The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2013	3,900	$102.89	401,261	$51,917,246
November1 through November 30, 2013	539,500	92.40	49,849,553	27,067,693	*
December 1 through December 31, 2013	75,000	89.15	6,686,153	20,381,540

Total for the quarter	618,400	92.07	56,936,967

* On November 27, 2013, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on August 29, 2013.

Item 5.Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426

3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K

4.1	Specimen Share Certificate	4.1	33-42879

4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426

4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K

4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K

4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K

4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K

4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K

4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 6, 2013	10.1	9-9-13 8-K

4.9	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K

4.10	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K

4.11	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K

10.1	Letter Agreement between Mark C. Roland and the Company Re: Separation and release of claims, dated November 1, 2013	99.1	11-20-13 8-K

10.2	Letter Agreement between Kelly M. Malson and the Company Re: Separation and release of claims, dated February 3, 2013	*

Exhibit Number	Description		Previous Exhibit Number	Company Registration No. or Report
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer	*

32.2		Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report For the fiscal quarter ended December 31, 2013, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013;
	(ii)	Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and December 31, 2012;
	(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and December 31, 2012;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2013 and the nine months ended December 31, 2013;
	(v)	Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and December 31; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer
Date:	February 5, 2014

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	February 5, 2014