Form 10-K
period 2014-03-31
WORLD ACCEPTANCE CORP
filed 2014-06-12
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014
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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2013, computed by reference to the closing sale price on such date, was $836,894,612.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 28, 2014, 9,910,401 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

2

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in fourteen states and Mexico as of March 31, 2014.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2015” are to the Company’s fiscal year that will end on March 31, 2015; all references in this report to "fiscal 2014" are to the Company's fiscal year ended March 31, 2014; all references to “fiscal 2013” are to the Company’s fiscal year ending March 31, 2013; and all references to “fiscal 2012” are to the Company’s fiscal year ending March 31, 2012.

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

General.  The Company is engaged in the small-loan consumer finance business, offering short-term small loans, medium-term larger loans, related credit insurance and ancillary products and services to individuals.  The Company generally offers standardized installment loans of between $300 and $4,000 through 1,271 offices in Alabama, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Wisconsin and Mexico as of March 31, 2014.  The Company generally serves individuals with limited access to consumer credit from banks, credit unions, other consumer finance businesses and credit card lenders.  In the U.S. offices, the Company also offers income tax return preparation services to its customers and others.

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

Expansion.  During fiscal 2014, the Company opened 69 new offices.  One office was purchased and two offices were merged into existing offices due to their inability to grow to profitable levels.  In fiscal 2015, the Company plans to open or acquire at least 50 new offices in the United States by increasing the number of offices in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 20 new offices in Mexico in fiscal 2015.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

As already noted, the small-loan consumer finance industry is highly fragmented in the fourteen states in which the Company currently operates.  The Company believes that its competitors in these markets are principally independent operators with generally less than 100 offices.  The Company also believes that attractive opportunities to acquire offices from competitors in its existing markets and to acquire offices in communities not currently served by the Company will become available as conditions in the local economies and the financial circumstances of the owners change.

The following table sets forth the number of offices of the Company at the dates indicated:

	At March 31,
State	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
South Carolina	65	68	89	92	93	95	97	97	98	101
Georgia	76	74	96	97	100	101	103	105	108	110
Texas	164	168	183	204	223	229	247	262	279	297
Oklahoma	51	58	62	70	80	82	82	82	82	83
Louisiana	20	24	28	34	38	38	40	44	47	48
Tennessee	55	61	72	80	92	95	103	105	105	105
Illinois	33	37	40	58	61	64	68	75	81	82
Missouri	36	38	44	49	57	62	66	72	76	76
New Mexico	20	22	27	32	37	39	44	44	44	44
Kentucky	36	41	45	52	58	61	66	70	71	76
Alabama	21	26	31	35	42	44	51	62	64	68
Colorado (1)	2	—	—	—	—	—	—	—	—	—
Wisconsin (2)	—	—	—	—	—	—	5	14	21	26
Indiana (3)	—	—	—	—	—	—	—	—	8	17
Mississippi (4)	—	—	—	—	—	—	—	—	—	5
Mexico (5)	—	3	15	35	63	80	95	105	119	133
Total	579	620	732	838	944	990	1,067	1,137	1,203	1,271

(1)	The Company commenced operations in Colorado in August 2004 and ceased operations in April 2005.

(2)	The Company commenced operations in Wisconsin in December 2010.

(3)	The Company commenced operations in Indiana in September 2012.

(4)	The Company commenced operations in Mississippi in September 2013.

(5)	The Company commenced operations in Mexico in September 2005.

Loan and Other Products.  In each state in which it operates and in Mexico, the Company primarily offers pre-computed consumer installment loans that are standardized by amount and maturity in an effort to reduce documentation and related processing costs.  The Company's loans are consumer installment loans that are payable in fully amortizing monthly installments with terms generally of 4 to 42 months, and all loans are prepayable at any time without penalty.  In fiscal 2014, the Company's average originated gross loan size and term were approximately $1,330 and 13 months, respectively.  Several state laws regulate lending terms, including the maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged.  As of March 31, 2014, the annual percentage rates on loans offered by the Company, which include interest, fees and other charges as calculated for the purposes of the requirements of the federal Truth in Lending Act, ranged from 21% to 199% depending on the loan size, maturity and the state in which the loan is made.  In addition, in certain states, the Company, as agent for an unaffiliated insurance company, sells credit insurance in connection with its loan transactions.  The commissions from the premiums for those insurance products may increase the Company’s overall returns on loan transactions originated in those states.

Specific allowable charges vary by state and, consistent with industry practice, the Company generally charges at or close to the maximum rates allowable under applicable state law in those states that limit loan rates.  The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fee, interest and other charges permitted by the relevant state laws.

As of March 31, 2014, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
21%	36%	$273,812,525	$—	$273,812,525	24.6%
37%	50%	242,295,327	3,860	242,299,187	21.8%
51%	60%	107,958,210	161,978	108,120,188	9.7%
61%	70%	68,431,058	6,100,510	74,531,568	6.7%
71%	80%	41,117,896	13,603,609	54,721,505	4.9%
81%	90%	172,560,408	14,164,062	186,724,470	16.8%
91%	100%	61,057,899	2,939,500	63,997,399	5.8%
101%	150%	39,425,300	14,903,853	54,329,153	4.9%
151%	199%	8,036,593	45,734,747	53,771,340	4.8%
		$1,014,695,216	$97,612,119	$1,112,307,335	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company encourages customers to obtain credit insurance for all loans originated in Georgia, South Carolina, Louisiana, Indiana, Kentucky, and Mississippi and on a limited basis in Alabama, Tennessee, Oklahoma, and Texas.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at filed authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also markets automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, Kentucky, Indiana, Wisconsin, and Mississippi as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown and towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

The table below shows the insurance types offered by the Company by state:

	Credit Life	Credit Accident and Health	Credit Property	Unemployment	Automobile Club Membership
Georgia	X	X	X		X
South Carolina	X	X	X	X
Texas (1)	X	X	X	X	X
Oklahoma (1)	X	X	X	X
Louisiana	X	X	X		X
Tennessee (1)	X	X	X	X	X
Illinois
Missouri
New Mexico (1)	X	X			X
Kentucky	X	X	X	X	X
Alabama	X	X	X		X
Wisconsin
Mississippi	X	X	X		X
Indiana	X	X	X	X	X
 (1) Credit insurance is offered for certain loans.

The Company's World Class Buying Club program markets certain electronic products and appliances to its borrowers in Texas, Georgia, Tennessee, New Mexico, and Missouri.  Borrowers participating in this program can purchase a product from a limited selection of items maintained in the branch offices or offered through a catalog available at a branch office and can finance the purchase with a retail installment sales contract provided by the Company.  Other than the limited product samples maintained in the branch offices, products sold through this program are shipped directly by the suppliers to the Company's customers and, accordingly, the Company is not required to maintain a large inventory to support the program.  The Company believes that maintaining a limited number of items on hand in each of its participating offices has enhanced sales under this program and plans to continue this practice in the future.

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S offices.  The Company prepared approximately 55,000, 53,000 and 48,000 returns in each of the fiscal years 2014, 2013 and 2012, respectively.   Net revenue generated by the Company from this program during fiscal 2014, 2013 and 2012 amounted to approximately $9.1 million, $8.7 million and $7.9 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2005 through 2014:

	At March 31,
State	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
South Carolina	12%	11%	13%	12%	11%	12%	12%	11%	11%	11%
Georgia	13	13	14	15	14	14	13	13	13	12
Texas	20	24	23	22	21	20	19	19	19	19
Oklahoma	5	6	5	5	6	6	7	6	6	6
Louisiana	3	3	3	3	3	2	2	2	2	2
Tennessee	18	15	15	14	14	14	14	14	13	12
Illinois	5	5	6	6	6	6	6	7	6	7
Missouri	6	6	5	6	6	6	6	6	6	6
New Mexico	3	3	3	3	3	3	2	2	2	2
Kentucky	12	11	9	9	9	9	9	9	9	8
Alabama	3	3	3	3	4	4	4	4	4	4
Wisconsin (1)	—	—	—	—	—	—	—	1	1	1
Indiana (2)	—	—	—	—	—	—	—	—	—	1
Mississippi (3)	—	—	—	—	—	—	—	—	—	—
Mexico (4)	—	—	1	2	3	4	6	6	8	9
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2014:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	83,381	$1,457	$121,516
Georgia	94,941	1,438	136,484
Texas	218,482	962	210,160
Oklahoma	53,932	1,250	67,425
Louisiana	32,721	789	25,831
Tennessee	96,292	1,417	136,416
Illinois	46,392	1,603	74,365
Missouri	42,325	1,500	63,495
New Mexico	25,232	843	21,262
Kentucky	60,260	1,564	94,217
Alabama	49,092	896	43,971
Wisconsin	8,141	1,322	10,763
Indiana	5,521	1,482	8,184
Mississippi	846	716	606
Mexico	138,694	704	97,612
Total	956,252	$1,163	$1,112,307

For fiscal 2014, 2013 and 2012, 91.8%, 93.0% and 93.4%, respectively, of the Company’s revenues were attributable to U.S. customers and 8.2%, 7.0% and 6.6%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting international operations, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “–Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk–Foreign Currency Exchange Rate Risk.”

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

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit.  In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence and prior credit experience.  Loans are made to individuals on the basis of the customer's discretionary income and other factors and are limited to amounts that the customer can reasonably be expected to repay from that income.  All of the Company's new customers are required to complete standardized credit applications in person or by telephone at local Company offices.  Each of the Company's local offices are equipped to perform immediate background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references and a variety of credit services.  Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral.  Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

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

In fiscal 2014, approximately 83.9% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company actively markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2014, 2013 and 2012, the percentages of the Company's loan originations that were refinancings of existing loans were 73.5%, 75.3% and 75.9%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.5% of the Company’s loan volume in fiscal 2014.

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

Insurance-related Operations.   In certain states, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company.  These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event.  The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2014, the captive insurance subsidiary reinsured approximately 1.0% of the credit insurance sold by the Company and contributed approximately $0.6 million to the Company's total revenues.

Non-Filing Insurance.  The Company typically does not perfect its security interest in collateral securing its smaller loans by filing Uniform Commercial Code (“UCC”) financing statements.  Statutes in Georgia, Louisiana, South Carolina, Kentucky and Alabama permit the Company to charge a non-filing or non-recording insurance premium in connection with certain loans originated in these states.  These premiums are equal in aggregate amount to the premiums paid by the Company to purchase non-filing insurance coverage from an unaffiliated insurance company.  Under its non-filing insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral securing the loans.

Information Technology. ParaData Financial Systems, a wholly-owned subsidiary, is a financial services software company headquartered near St. Louis, Missouri. Using the proprietary data processing software package developed by ParaData, the Company is able to fully automate all of its loan account processing and collection reporting.  The system provides thorough management information and control capabilities.  ParaData also markets its financial services data processing system to other financial services companies, but experiences significant fluctuations from year to year in the amount of revenues generated from sales of the system to third parties.  Such revenues have historically not been material to the Company.

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana, Alabama, and Mississippi; the Central Division consists of Tennessee, Illinois, Missouri, Wisconsin, Kentucky, and Indiana; and the Western Division consists of Texas, Oklahoma, and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's offices.  Branch managers are directly responsible for the performance of their respective offices.  District supervisors are responsible for the performance of 8 to 11 offices in their districts, typically communicate with the branch managers of each of their offices at least weekly and visit the offices at least monthly.  The Vice Presidents of Operations monitor the performance of all offices within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and visit each of their offices quarterly.

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

New employees are required to review detailed training materials that outline the Company's operating policies and procedures.  The Company tests each employee on the training materials during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the office.  The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new office openings.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.6% of total revenues in fiscal 2014, 2.5% in fiscal 2013 and 2.6% in fiscal 2012.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 offices.  Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000.

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

Employees.  As of March 31, 2014, the Company had 3,651 U.S. employees, none of whom were represented by labor unions and 1,061 employees in Mexico, all of whom were represented by a Mexico-based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

A. Alexander McLean, III (62)	Chief Executive Officer; Chairman and Director
Chief Executive Officer since March 2006; Executive Vice President from August 1996 until March 2006; Senior Vice President from July 1992 until August 1996; CFO from June 1989 until March 2006; Director since June 1989; and Chairman since August 2007.

John L. Calmes Jr. (34)	Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2013; Director of Finance – Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

Janet Lewis Matricciani (46)	Chief Operating Officer
Chief Operating Officer since January 2014; Chief Executive Officer of Antenna International (a leading creator of handheld audio, multimedia and virtual tours for museums, cultural and historic sites and, tourist attractions) from 2010 to 2013; Senior Vice President of Corporate Development for K12 Inc. (a technology-based education company) from 2008 to 2010.

Jeff L. Tinney (51)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001.

D. Clinton Dyer (41)	Senior Vice President, Central Division	Senior Vice President, Central Division since June 2005; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

James D. Walters (46)	Senior Vice President, Southern Division	Senior Vice President, Southern Division since April 2005; Vice President, Operations – South Carolina and Alabama from August 1998 to March 2005.

Francisco Javier Sauza Del Pozo (58)	Senior Vice President, Mexico	Senior Vice President, Mexico since May 2008; Vice President of Operations from April 2005 to May 2008.

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

A Texas regulation requires the approval of the Texas Consumer Credit Commissioner for the acquisition, directly or indirectly, of more than 10% of the voting or common stock of a consumer finance company.  A Louisiana statute prohibits any person from acquiring control of 50% or more of the shares of stock of a licensed consumer lender, such as the Company, without first obtaining a license as a consumer lender.  The overall effect of these laws, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of an unregulated corporation.

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

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commissioner, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Consumer Credit Bureau of the New Mexico Financial Institutions Division, the  Kentucky  Department  of  Financial  Institutions, the  Alabama  State Banking Department, the Wisconsin Department of Financial Institutions, the Indiana Department of Financial Institutions, and the Mississippi Department of Banking and Consumer Finance.  These state regulatory agencies audit the Company's local offices from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

State legislation.  The Company is subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties.

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri, following last year's failed ballot initiative, the same proponents have again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations. The proponents of the rate cap did not obtain sufficient signatures on this initiative to have it placed on the November 2014 election ballot, but there can be no assurance that proponents of this or similar initiatives will not pursue them in the future.

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

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions.  As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Bureau of Consumer Financial Protection (commonly referred to as the CFPB) with virtually unlimited power to regulate and enforce the form and content of all consumer financial transactions. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions. As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the CFPB. The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business.

The Company has provided all of the information it believes was requested by the CID within the deadlines specified in the CID, and the Company currently has received no response from the CFPB to the information it has provided. While the Company believes its marketing and lending practices are lawful, there can be no assurance that CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

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

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity is now organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexican law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among others, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among others, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs. Due to anti-money laundering laws, we are now being reviewed by the Comisión Nacional Bancaria y de Valores for compliance with anti-money laundering regulations.  The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of SOFOM, ENRs.

Available Information. The information regarding our website and availability of our filings with the SEC as described in the second paragraph under “Introduction” above is incorporated by reference into this Item 1 of Part I.

Item 1A.	Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” "intend," “plan,” “expect,” “believe,” “may,” “will,” “should,” and any variations of the foregoing and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; and any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported financial statements or necessitate material delays or changes in the issuance of the Company’s audited financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).  These and other risks are discussed in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements the Company files from time to time with the SEC, in evaluating us, our business and an investment in our securities.   Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make.  Investors are advised that it is impossible to identify or predict all risks, and that risks not currently known to us or that we currently deem immaterial also could affect us in the future.

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

Changes in the laws under which we currently operate or the enactment of new laws governing our operations resulting from federal political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our operations.  See Part 1, Item 1, “Description of Business–Government Regulation” and "–Federal legislation" for further discussion of such current federal activities and initiatives, including our previously announced receipt of a Civil Investigative Demand from the Consumer Financial Protection Bureau in March 2014.

Unfavorable state legislative or regulatory actions or changes, adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

In addition to federal laws and regulations, we are subject to numerous state laws and regulations that affect our lending activities.  Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations.  Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary or other penalties, including the suspension or revocation of our licenses to lend in one or more jurisdictions.

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

Although our operations in Mexico accounted for only 8.2% of our revenues during fiscal 2014 and 8.8% of our gross loans receivable at March 31, 2014, we intend to continue opening offices and expanding our presence in Mexico.  In addition, if and to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In doing so, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our interest rate risk.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement committed through November 19, 2015 that allows us to borrow up to $680.0 million, assuming we are in compliance with a number of covenants and conditions.   If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

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

We maintain an allowance for loan losses for loans we make directly to consumers.  This allowance is an estimate. If our actual loan losses exceed the assumption used to establish the allowance, our provision for loan losses would increase, which would result in a decline in our future earnings. Additional information regarding our allowance for loan losses is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Credit Quality.”

The concentration of our revenues in certain states could adversely affect us.

We currently operate consumer installment loan offices in fourteen states in the United States.  Any adverse legislative or regulatory change in any one of our states, but particularly in any of our larger states could have a material adverse effect on our business, prospects, and results of operation or financial condition. See Part I, Item 1, "Description of Business" for information regarding the size of our business in the various states in which we operate.

We have goodwill, which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2014 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

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

The loss, replacement or transition of key management personnel, could cause our business to suffer.

Our future success significantly depends on the continued services and performance of our key management personnel. Competition for these employees is intense.  Additionally, during fiscal 2014, the Company experienced the departure and replacement of its Chief Financial Officer and Chief Operating Officer. The loss of, or inability to successfully replace and transition, the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could materially harm our business.

Regular turnover among our managers and other employees at our offices makes it more difficult for us to operate our offices and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2014 among our office employees was approximately 30.8%.  This turnover increases our cost of operations and makes it more difficult to operate our offices.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

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

We rely heavily on communications and information systems to conduct our business.  Each office is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters.  Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, cyber attacks, data theft, computer viruses or similar problems could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems, loss of confidential Company, customer or vendor information and could result in a loss of customer confidence and business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation, financial liability, and increased costs to remediate such problems, any of which could have a material adverse effect on our financial condition and results of operations.

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

From time to time we may use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations.  By using derivative instruments, the Company is exposed to credit and market risk.  Additional information regarding our exposure to credit and market risk is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The Company owns its headquarters facility of approximately 21,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch office.  As of March 31, 2014, the Company had 1,271 branch offices, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2014, total lease expense was approximately $23.9 million, or an average of approximately $18,800 per office.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branch offices are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. offices generally have a uniform physical layout with an average size of 1,500 square feet and in Mexico with an average size of 1,725 square feet.

Item 3.	Legal Proceedings

Descriptions of the previously disclosed investigation of the Company by the CFPB is included in Part I, Item 1, “Business-Government Regulation-Federal Regulation”, Part II, Item 5, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-CFPB Investigation” and in Note 17 to our Consolidated Financial Statements; and descriptions of other legal matters are included in Notes 17 and 18 to our Consolidated Financial Statements, all of which descriptions are incorporated by reference herein.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of May 29, 2014, there were 64 holders of record of Common Stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On March 17, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on February 6, 2014 and $25.0 million announced on November 27, 2013. After taking into account all shares repurchased through May 28, 2014 (including pending repurchase orders subject to settlement), the Company has $13.0 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2014:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2014	—	$—	—	$20,381,540
February 1 through February 28, 2014	440,000	97.88	43,066,446	27,315,094	*
March 1 through March 31, 2014	300,000	84.92	25,474,678	51,840,416	*

Total for the quarter	740,000	$92.62	68,541,124

* On March 17, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on February 6, 2014 and $25.0 million announced on November 27, 2013.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on May 28, 2014 was $80.35.

Market Price of Common Stock
Fiscal 2014
Quarter	High	Low
First	$94.99	$79.55
Second	90.70	75.13
Third	107.98	84.22
Fourth	103.62	71.58

Market Price of Common Stock
Fiscal 2013
Quarter	High	Low
First	$71.09	$57.03
Second	79.11	65.12
Third	75.28	61.00
Fourth	87.19	72.12

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in Thousands, except # of Offices)	Years Ended March 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Interest and fee income	$542,156	$505,495	$466,481	$424,594	$375,031
Insurance commissions and other income	75,493	78,222	73,681	66,851	65,605
Total revenues	617,649	583,718	540,162	491,445	440,636
Provision for loan losses	126,575	114,323	105,706	95,908	90,299
General and administrative expenses	299,634	285,710	260,684	237,515	217,012
Interest expense	21,195	17,394	13,899	14,773	13,881
Total expenses	447,405	417,427	380,288	348,196	321,192
Income before income taxes	170,244	166,291	159,873	143,249	119,444
Income taxes	63,636	62,201	59,179	52,000	45,783
Net income	$106,608	$104,090	$100,694	$91,249	$73,661
Net income per common share (diluted)	$9.08	$7.88	$6.59	$5.63	$4.45
Diluted weighted average shares	11,741	13,214	15,289	16,210	16,546
Balance Sheet Data (end of period):
Loans receivable, net of unearned and deferred fees	$813,920	$782,096	$715,085	$646,072	$571,086
Allowance for loan losses	(63,255)	(59,981)	(54,507)	(48,355)	(42,897)
Loans receivable, net	750,665	722,115	660,578	597,717	528,189
Total assets	850,028	809,325	735,003	666,397	593,052
Total debt	505,500	400,250	279,250	187,430	170,642
Shareholders' equity	307,355	366,396	418,875	442,575	382,948
Other Operating Data:
As a percentage of average net loans receivable:
Provision for loan losses	15.1%	14.6%	14.9%	15.1%	16.3%
Net charge-offs	14.7%	13.9%	14.0%	14.3%	15.5%
Number of offices open at year-end	1,271	1,203	1,137	1,067	990

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2009, gross loans receivable have increased at a 10.6% annual compounded rate from $671.2 million to $1.1 billion at March 31, 2014.  The increase over this period reflects both the higher volume of loans generated through the Company's existing offices and the contribution of loans generated from new offices opened or acquired over the period.  During this same five-year period, the Company has grown from 944 offices to 1,271 offices as of March 31, 2014.  During fiscal 2015, the Company plans to enter into at least one new state, open approximately 50 new offices in the United States, open 20 new offices in Mexico and also evaluate acquisitions as opportunities arise.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 102 separate finance companies, including the Company, and currently supports over 1,965 individual branch offices in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $2.4 million, $2.1 million and $2.3 million in fiscal 2014, 2013 and 2012, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. offices.  The Company prepared approximately 55,000, 53,000 and 48,000 returns in each of the fiscal years 2014, 2013 and 2012, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $9.1 million, a 4.8% increase over the $8.7 million earned during fiscal 2013.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2014	2013	2012
	(Dollars in thousands)
Average gross loans receivable (1)	$1,151,713	$1,072,500	$965,044
Average net loans receivable (2)	$836,961	$782,212	$707,244
Expenses as a percentage of total revenues:
Provision for loan losses	20.5%	19.6%	19.6%
General and administrative	48.5%	48.9%	48.3%
Total interest expense	3.4%	3.0%	2.6%
Operating margin (3)	31.0%	31.5%	32.2%
Return on average assets	12.3%	13.0%	13.9%
Offices opened and acquired, net	68	66	70
Total offices (at period end)	1,271	1,203	1,137

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2014 Versus Fiscal 2013

Net income was $106.6 million during fiscal 2014, a 2.4% increase over the $104.1 million million earned during fiscal 2013 .  This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $7.8 million, or 4.2%, partially offset by a $3.8 million and a $1.4 million increase in interest expense and income tax expense, respectively.

Total revenues increased to $617.6 million in fiscal 2014, a $33.9 million, or 5.8%, increase over the $583.7 million in fiscal 2013 .   Revenues from the 1,131 offices open throughout both fiscal years increased by 3.7%.  At March 31, 2014, the Company had 1,271 offices in operation, an increase of 68 offices from March 31, 2013.

Interest and fee income during fiscal 2014 increased by $36.7 million, or 7.3%, over fiscal 2013.  This increase resulted from an increase of $54.7 million, or 7.0%, in average net loans receivable between the two fiscal years.  The increase in average loans receivable was attributable to the Company’s internal growth and an increase in the average loan balance, which increased from $1,115 to $1,163. The increase in income was less than expected given the increased fees in Texas and Georgia due to the law changes in these two states. The revenue increase was offset by a reduction in loan volume in the year which resulted from the implementation of a system change that ensured customers were not encouraged to refinance existing loans where the proceeds from the transaction were less than 10% of the loan being refinanced. The increase was also offset by a shift in the portfolio mix to larger loans. The percentage of loans outstanding that represent larger loans has increased from 33.1% at March 31, 2013 to 38.0% at March 31, 2014.

Insurance commissions and other income decreased by $2.7 million, or 3.5%, over the two fiscal years.  Insurance commissions decreased by $1.0 million, or 1.9%, when comparing the two fiscal periods. Insurance commissions in Tennessee decreased by approximately $890,000, primarily due to the state of Tennessee's change in its maximum loan size for alternative rate loans from $1,000 to $2,000. Lenders in Tennessee are not permitted to offer insurance products with alternative rate loans. Other income decreased by $1.8 million, or 6.6%, when comparing the two fiscal periods. This decrease resulted primarily from a decrease in the sales of motor club of $908,000, and a decrease in the sales of World Class Buying Club of $880,000, partially offset by increased revenue from the Company's tax preparation business of $422,000 and Paradata of $230,000.

The provision for loan losses during fiscal 2014 increased by $12.3 million, or 10.7%, from the previous year.  This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods. Net charge-offs for fiscal 2014 amounted to $123.0 million, a 12.8% increase over the $109.0 million charged off during fiscal 2013. Accounts that were 61 days or more past due were 3.0% and 2.7% on a recency basis, and were 5.3% and 4.4% on a contractual basis at both March 31, 2014 and March 31, 2013. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 61+ days were 4.8% at March 31, 2014. During the current fiscal year, the Company has also had an increase in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans increased from 13.9% during fiscal 2013 to 14.7% during fiscal 2014. The prior year charge-off ratio of 13.9% and the current year charge-off ratio of 14.7% are in line with historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 14.3% in fiscal 2012.

General and administrative expenses during fiscal 2014 increased by $13.9 million, or 4.9%, over the previous fiscal year. Of the total increase, approximately $8.4 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, increased health insurance costs, and incentive costs, including stock compensation expense, which increased approximately $6.5 million. Increases in personnel expense were offset by the reversal of $2.9 million of compensation expense related to the resignation and retirement of executive officers during the current fiscal year. General and administrative expenses, when divided by average open offices, decreased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased to 48.5% in fiscal 2014 from 48.9% in fiscal 2013, respectively.

Interest expense increased by $3.8 million, or 21.9%, during fiscal 2014, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 26.6%.

Income tax expense increased $1.4 million, or 2.3%, primarily from an increase in pre-tax income.  The effective tax rate remained relatively consistent at 37.4% for both fiscal 2014 and 2013.

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
Interest and fee income during fiscal 2013 increased by $39.0 million, or 8.4%, over fiscal 2012. This increase resulted from an increase of $75.0 million, or 10.6%, in receivables between the two fiscal years. The increase in average loans receivable was attributable to the Company’s internal growth. During fiscal 2013, internal growth increased because the Company opened 66 new offices and the average loan balance increased from $1,056 to $1,115. In addition, the Company completed its change in interest recognition from the cash/Rule of 78s method to the accrual/actuarial method at the end of fiscal 2013. Also, as expected, the change resulted in an increase in interest and fees of approximately $2.2 million during the quarterly period. This increase in revenue was not a material difference in the expected annual earnings between the two methods, but resulted from the timing of month end, which was on a Sunday. This amount was approximately the same as the amount of recognized interest and fee income shift the Company experienced at the end of the second quarter in fiscal 2013.
Insurance commissions and other income increased by $4.5 million, or 6.2%, over the two fiscal years. Insurance commissions increased by $4.1 million, or 8.7%, as a result of the increase in loan volume in states where credit insurance is sold. Other income increased by $0.4 million, or 1.6%, when comparing the two fiscal periods.

The provision for loan losses during fiscal 2013 increased by $8.6 million, or 8.2%, from the previous year. This increase resulted from a combination of increases in both the allowance for loan losses and the amount of loans charged off. Net charge-offs for fiscal 2013 amounted to $109.0 million, a 9.8% increase over the $99.3 million charged off during fiscal 2012. Accounts that were 61 days or more past due were 2.7% and 2.5% on a recency basis, and were 4.4% and 4.0% on a contractual basis at both March 31, 2013 and March 31, 2012. During fiscal 2013, the Company also had a reduction in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans decreased from 14.0% during fiscal 2012 to 13.9% during fiscal 2013.
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
Regulatory Matters-CFPB Investigation
As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. The Company has provided all of the information it believes was requested by the CID within the deadlines specified in the CID, and the Company currently has received no response from the CFPB to the information it has provided. While the Company believes its marketing and lending practices are lawful, there can be no assurance that CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business-Government Regulation-Federal Regulation” for a further discussion of these matters and federal regulations to which the Company’s operations are subject.
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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”) state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Delinquency is computed on the basis of the date of the last full contractual payment on a loan (known as the recency method) and on the basis of the amount past due in accordance with original payment terms of a loan (known as the contractual method). Upon refinancings, the contractual delinquency of a loan is measured based upon the terms of the new agreement, and is not impacted by the refinanced loan's classification as a new loan or modification of the existing loan. Management closely monitors portfolio delinquency using both methods to measure the quality of the Company's loan portfolio and the probability of credit losses.

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2014, 2013, and 2012:

	At March 31,
	2014	2013	2012
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$30,607	$22,773	$17,320
91 days or more past due	28,663	23,941	21,307
Total	$59,270	$46,714	$38,627
Percentage of period-end gross loans receivable	5.3%	4.4%	4.0%

When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 61+ days were 4.8% at March 31, 2014. Our payroll deduct loans in Mexico are installment loans to union members where we have an agreement with the union to deduct the loan payment from the member's payroll and remit it on the members behalf to the Company. The additional administrative process, which is unique to the payroll deduct product, often results in a higher level of contractual delinquencies. However, the historical net charge-offs to average net loans are lower than the overall Company ratio. The payroll deduct loans have increased from 25.3% of our Mexican portfolio at March 31, 2013 to 37.9% at March 31, 2014.

In fiscal 2014 approximately 83.9% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2014, 2013, and 2012, the percentages of the Company’s loan originations that were refinancings of existing loans were 73.5%, 75.3%, and 75.9%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2014 and 2013, delinquent refinancings represented 1.5% and 1.4%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  This is as expected due to the payment history experience available on repeat borrowers.  However, as a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2014:

	Loan Volume by Category	Percent of Total Charge-offs	Charge-off as a Percent of Total Loans Made by Category
Refinancing	73.5%	73.2%	5.7%
Former borrowers	10.4%	6.2%	4.1%
New borrowers	16.1%	20.6%	11.8%
	100.0%	100.0%

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
The Company uses a mathematical calculation to determine the initial allowance at the end of each reporting period. The calculation originated as management's estimate of future charge-offs and is used to allocate expenses to the branch level. There are two components when calculating the allowance for loan losses, which the Company refers to as the general reserve and the specific reserve. This calculation is a starting point and over time, and as needed, additional provisions have been added as determined by management to ensure the allowance is adequate.
The general reserve is 4.25% of the gross loan portfolio. The specific reserve generally represents 100% of all loans 91 or more days past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt accounts is remote.

A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). The primary tool used is the movement model (on a contractual and recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis) plus an amount related to delinquent refinancings are compared to the allowance resulting from the mathematical calculation to determine if any adjustments are required to make the allowance adequate. Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model, when determining if any adjustments are needed.
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. However, the Company's practice is to charge off an account the earlier of when the account is deemed uncollectible or 120 days past due on a recency basis (at March 31, 2014 approximately $4.2 million were 120 days or more past due). The Company's charge-off policy and practice have been consistently applied and no changes have been made during the periods reported. The Company's historical annual charge-off rate for the past 11 years has ranged from 13.3% to 16.7% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately twelve months and the average loan life is approximately eight months. The Company had an allowance for loan losses that approximated six months of average net charge-offs at March 31, 2014, 2013, and 2012. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
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
The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2014, 2013, and 2012:

	2014	2013	2012
Balance at beginning of period	$59,980,842	$54,507,299	48,354,994
Provision for loan losses	126,575,392	114,322,525	105,705,536
Loan losses	(137,307,358)	(121,514,261)	(110,373,643)
Recoveries	14,287,889	12,471,699	11,025,950
Translation adjustment	(281,825)	193,580	(205,538)
Balance at end of period	$63,254,940	$59,980,842	54,507,299

Allowance as a percentage of loans receivable, net of unearned and deferred fees	7.8%	7.7%	7.6%
Net charge-offs as a percentage of average loans receivable (1)	14.7%	13.9%	14.0%
_______________________________________________________

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of offices open during fiscal years 2014 and 2013.

	At or for the Three Months Ended
	2014				2013
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$145,265	$149,964	$160,493	$161,927	$132,836	$139,398	$149,640	$161,844
Provision for loan losses	$28,703	$38,188	$41,116	$18,569	$23,615	$32,402	$37,395	$20,911
General and administrative expenses	$75,237	$71,988	$77,298	$75,110	$69,159	$66,158	$74,798	$75,595
Net income	$23,112	$21,565	$22,954	$38,977	$22,615	$22,901	$20,674	$37,900

Gross loans receivable	$1,125,261	$1,163,238	$1,264,058	$1,112,307	$1,027,165	$1,087,902	$1,183,706	$1,067,052
Number of office open	1,210	1,230	1,248	1,271	1,145	1,173	1,186	1,203

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data. Note 1- Summary of Significant Accounting Policies and common stock repurchases to the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions, office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $671.2 million at March 31, 2009 to $1.1 billion at March 31, 2014, net cash provided by operating activities for fiscal years 2014, 2013 and 2012 was $246.0 million, $232.0 million and $219.4 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new offices and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2014, approximately 16.6 million shares have been repurchased since 1996 for an aggregate purchase price of approximately $733.9 million. During fiscal 2014 the Company repurchased 2.1 million shares for $190.5 million. On March 17, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on February 6, 2014 and $25.0 million announced on November 27, 2013. After taking into account all shares repurchased through May 28, 2014 (including pending repurchase orders subject to settlement), the Company has $13.0 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company plans to open approximately 50 branches in the United States, 20 branches in Mexico, and evaluate acquisition opportunities in fiscal 2015.  Expenditures by the Company to open and furnish new offices generally averaged approximately $25,000 per office during fiscal 2014.  New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired one office and six loan portfolios from competitors in four states in seven separate transactions during fiscal 2014. Gross loans receivable purchased in these transactions were approximately $1.0 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility will expire on November 19, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the twelve months ended, March 31, 2014, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.4%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On March 31, 2014, $505.5 million was outstanding under this facility, and there was $88.9 million of unused borrowing availability under the borrowing base limitations. The Company also has $85.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's revolving credit agreement contains a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contains certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these covenants at March 31, 2014 and does not believe that these covenants will materially limit its business and expansion strategy.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Maturities of notes payable	$—	$505,500	$—	$—	$—	$—	$505,500
Interest payments	20,220	12,637	—	—	—	—	32,857
Minimum lease payments	22,031	15,001	7,596	2,369	940	223	48,160
Total	$42,251	$533,138	$7,596	$2,369	$940	$223	$586,517

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

Share Repurchase Program

The Company's historical long-term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and intend to continue to use our cash flow and excess capital to repurchase shares, assuming that the repurchased shares are accretive to earnings per share, which should provide better returns for shareholders in the future.  We prefer share repurchases to dividends for several reasons.  First, repurchasing shares should increase the value of the remaining shares.  Second, repurchasing shares as opposed to dividends provides shareholders the option to defer taxes by electing to not sell any of their holdings.  Finally, repurchasing shares provides shareholders with maximum flexibility to increase, maintain or decrease their ownership depending on their view of the value of the Company's shares, whereas a dividend does not provide this flexibility.
Since 1996, the Company has repurchased approximately 16.6 million shares for an aggregate purchase price of approximately $733.9 million. As of March 31, 2014 our debt outstanding was $505.5 million and our shareholders' equity was $307.4 million resulting in a debt-to-equity ratio of 1.6:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute on our business objectives, while not putting undue stress on our balance sheet.
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

Interest Rate Risk

As of March 31, 2014, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable, and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $505.5 million at March 31, 2014.  Interest on borrowings under this facility is based on the greater of 1% or one month LIBOR plus 3.0%.

Based on the outstanding balance at March 31, 2014, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $0.8 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  Revenues from our non-U.S. operations accounted for approximately 8.2% and 7.0% of total revenues during the twelve month periods ended March 31, 2014 and 2013, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2014 was a loss of approximately $3.7 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $58.0 million and $50.8 million at March 31, 2014 and 2013, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2014
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$808,644,606	$813,919,815	$820,367,273
% change from base amount	(0.65)%	—	0.79%
$ change from base amount	$(5,275,209)	$—	$6,447,458
	As of March 31, 2013
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$777,475,815	$782,095,568	$787,741,943
% change from base amount	(0.59)%	—	0.72%
$ change from base amount	$(4,619,753)	$—	$5,646,375

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2014
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$105,929,508	$106,607,932	$107,437,115
% change from base amount	(0.64)%	—	0.78%
$ change from base amount	$(678,424)	$—	$829,183
	As of March 31, 2013
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$103,782,597	$104,089,748	$104,465,158
% change from base amount	(0.30)%	—	0.36%
$ change from base amount	$(307,151)	$—	$375,410

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash and cash equivalents	$19,569,683	11,625,365
Gross loans receivable	1,112,307,335	1,067,051,763
Less:
Unearned interest and fees	(298,387,520)	(284,956,195)
Allowance for loan losses	(63,254,940)	(59,980,842)
Loans receivable, net	750,664,875	722,114,726
Property and equipment, net	24,826,238	23,935,439
Deferred income taxes	33,514,189	29,415,996
Other assets, net	11,707,639	11,712,319
Goodwill	5,967,127	5,896,288
Intangible assets, net	3,777,810	4,624,832
Total assets	$850,027,561	809,324,965

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	505,500,000	400,250,000
Income taxes payable	9,521,285	13,941,632
Accounts payable and accrued expenses	27,650,955	28,737,074
Total liabilities	542,672,240	442,928,706

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 10,262,384 and 12,171,075 shares at March 31, 2014 and March 31, 2013, respectively	—	—
Additional paid-in capital	118,365,503	89,789,789
Retained earnings	193,095,944	277,024,787
Accumulated other comprehensive loss	(4,106,126)	(418,317)
Total shareholders' equity	307,355,321	366,396,259
Commitments and contingencies

Total liabilities and shareholders' equity	$850,027,561	809,324,965

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013	2012
Revenues:
Interest and fee income	$542,155,901	$505,495,331	$466,481,109
Insurance commissions and other income	75,493,350	78,222,382	73,680,573
Total revenues	617,649,251	583,717,713	540,161,682

Expenses:
Provision for loan losses	126,575,392	114,322,525	105,705,536
General and administrative expenses:
Personnel	202,794,384	194,422,717	175,402,913
Occupancy and equipment	38,879,460	36,278,134	33,864,579
Advertising	16,062,076	14,849,980	14,228,002
Amortization of intangible assets	1,057,620	1,365,473	1,698,241
Other	40,840,744	38,794,090	35,490,422
Total general and administrative expenses	299,634,284	285,710,394	260,684,157

Interest expense	21,195,370	17,393,963	13,898,648
Total expenses	447,405,046	417,426,882	380,288,341

Income before income taxes	170,244,205	166,290,831	159,873,341
Income taxes	63,636,273	62,201,083	59,178,898
Net income	$106,607,932	$104,089,748	$100,694,443

Net income per common share:
Basic	$9.36	$8.04	$6.75
Diluted	$9.08	$7.88	$6.59

Weighted average common shares outstanding:
Basic	11,391,706	12,940,007	14,906,662
Diluted	11,741,305	13,214,271	15,289,111

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2014	2013	2012
Net income	$106,607,932	104,089,748	100,694,443
Foreign currency translation adjustments	(3,687,809)	2,318,117	(2,872,633)
Comprehensive income	$102,920,123	106,407,865	97,821,810

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), net	Total Shareholders' Equity
Balances at March 31, 2011	$47,352,738	395,086,232	136,199	442,575,169

Proceeds from exercise of stock options (324,140 shares), including tax benefits of $2,072,030	11,660,188	—	—	11,660,188
Common stock repurchases (2,181,045 shares)	—	(139,799,981)	—	(139,799,981)
Restricted common stock expense under stock option plan, net of cancellations	1,750,596	—	—	1,750,596
Stock option expense	4,867,231	—	—	4,867,231
Other comprehensive loss	—	—	(2,872,633)	(2,872,633)
Net income	—	100,694,443	—	100,694,443

Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709
Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)
Restricted common stock expense under stock option plan, net of cancellations	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—	—	2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510
Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)
Restricted common stock expense under stock option plan, net of cancellations	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—	—	9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2014	2013	2012
Cash flow from operating activities:
Net income	$106,607,932	104,089,748	100,694,443

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,057,620	1,365,473	1,698,241
Amortization of loan costs and discounts	373,441	612,021	311,624
Provision for loan losses	126,575,392	114,322,525	105,705,536
Amortization of convertible note discount	—	—	1,819,600
Depreciation	6,282,255	6,442,292	6,493,817
Deferred income tax benefit	(4,098,193)	(10,941,998)	(3,993,974)
Compensation related to stock option and restricted stock plans	14,913,204	11,165,327	6,617,827
Unrealized gains on interest rate swap	—	—	(319,235)

Change in accounts:
Other assets, net	(360,471)	(811,921)	(490,705)
Income taxes payable	(4,420,347)	2,413,396	(1,575,266)
Accounts payable and accrued expenses	(967,249)	3,387,226	2,439,394

Net cash provided by operating activities	245,963,584	232,044,089	219,401,302

Cash flows from investing activities:
Increase in loans receivable, net	(157,149,864)	(171,985,755)	(167,224,562)
Net assets acquired from office acquisitions, primarily loans	(774,549)	(1,951,646)	(3,383,421)
Increase in intangible assets from acquisitions	(281,436)	(716,169)	(869,189)
Purchases of property and equipment, net	(7,384,059)	(6,884,296)	(6,855,688)

Net cash used in investing activities	(165,589,908)	(181,537,866)	(178,332,860)

Cash flow from financing activities:
Borrowings from lines of credit	425,640,000	443,515,466	405,020,000
Payments on lines of credit	(320,390,000)	(272,515,466)	(258,020,000)
Repayment of convertible senior subordinated notes	—	—	(77,000,000)
(Payments on)/proceeds from junior subordinated note payable	—	(50,000,000)	20,000,000
Loan cost associated with revolving line of credit	(204,000)	(985,000)	—
Proceeds from exercise of stock options	10,794,889	9,944,601	9,588,160
Repurchase of common stock	(190,536,775)	(183,045,655)	(139,799,981)
Excess tax benefit from exercise of stock options	2,867,621	3,049,108	2,072,030

Net cash used in financing activities	(71,828,265)	(50,036,946)	(38,139,791)

Increase in cash and cash equivalents	8,545,411	469,277	2,928,651

Effects of foreign currency fluctuations on cash	(601,093)	387,912	(191,055)

Cash and cash equivalents at beginning of year	11,625,365	10,768,176	8,030,580

Cash and cash equivalents at end of year	$19,569,683	11,625,365	10,768,176

 See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

The Company's accounting and reporting policies are in accordance with U.S. generally accepted accounting principles("GAAP") and conform to general practices within the finance company industry.  The following is a description of the more significant of these policies used in preparing the Consolidated Financial Statements.

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

As of March 31, 2014, the Company operated 1,138 offices in Alabama, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, and Wisconsin.  The Company also operated 133 offices in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”).  Subsidiaries consist of operating entities in various states and Mexico, ParaData (a software company acquired during fiscal 1994), WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994) and Servicios World Acceptance Corporation de Mexico (a service company established in fiscal 2006).  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

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

ParaData provides data processing systems to 102 separate finance companies, including the Company.  At March 31, 2014 and 2013, ParaData had total assets of $1.3 million and $0.9 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2014, 2013 and 2012 were $2.4 million, $2.1 million and $2.3 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents.

Loans and Interest Income

The Company is licensed to originate consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, and Mississippi.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2014 and 2013, the Company originated loans generally ranging up to $4,000, with terms of 42 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancing as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company's lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans.  Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for loan losses.  For the fiscal year ended March 31, 2012, the Company recognized interest revenue on its loans using the rule of 78s, and  the collection method, which is a cash method of recognizing the revenue.  The combination of using the rule of 78s and the cash collections method to recognize interest revenue approximated the actuarial accrual method required by U.S. generally accepted accounting principles.  As of March 31, 2013, the Company converted to the actuarial accrual method for recognizing revenue.

Charges for late payments are credited to income when collected.

The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 42 months.  Management believes that the carrying value approximates the fair value of its loan portfolio.

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
A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices).  The primary tool used is the movement model (on a contractual and recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis) plus the amount of delinquent refinancings are compared to the allowance resulting from the mathematical calculation to determine if any adjustments are needed to make the allowance adequate.  Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model, when determining if any adjustments are needed.
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. However, the Company's practice is to charge off an account the earlier of when the account is deemed uncollectible or 120 days past due on a recency basis.  The Company's charge-off policy and practice have been consistently applied and no changes have been made during the periods reported.   The Company's historical annual charge-off rate for the past 11 years has ranged from 13.3% to 16.7% of net loans.  Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 90 days or more past due.   In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2014, bankrupt accounts that had not been charged off were approximately $5.9 million.  Bankrupt accounts 91 days or more past due are reserved 100%.  The Company also considers accounts 91 days or more past due as impaired and the accounts are reserved 100%.

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

Derivatives and Hedging Activities

The Company has used interest rate swaps and foreign currency options to economically hedge variable cash flows and currency fluctuations, respectively.  Interest rate swap agreements were carried at fair value.  Changes to fair value were recorded each period as a component of the consolidated statement of operations.  See Note 7 for further discussion related to the interest rate swaps.  As of March 31, 2014 and 2013, the Company did not have any foreign currency options or interest rate swaps outstanding.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which is individual offices.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics. The Company writes off goodwill when it closes an office that has goodwill assigned to it.  As of March 31, 2014, the Company had 90 offices with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the office level based on the operating cash flows of the office and the Company’s plans for office closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any impairment charges for the fiscal year ended 2014, 2013, or 2012.

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

Supplemental Cash Flow Information

For the years ended March 31, 2014, 2013, and 2012, the Company paid interest of $19,922,148, $16,028,399 and $11,076,970, respectively.

For the years ended March 31, 2014, 2013, and 2012, the Company paid income taxes of $67,404,899, $66,921,031 and $60,760,661, respectively.

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

At March 31, 2014, the Company had several share-based employee compensation plans, which are described more fully in Note 13.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2012, 2013, and 2014 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

During the year ended March 31, 2014, the Company operated in fourteen states in the United States as well as in Mexico. For the years ended March 31, 2014, 2013 and 2012, total revenue within the Company's four largest states (measured by total revenues) accounted for approximately 58%, 56% and 56%, respectively, of the Company's total revenues.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $16.1 million, $14.8 million and $14.2 million for fiscal years 2014, 2013 and 2012, respectively.

New Accounting Pronouncements Adopted

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income or loss. The amendments require an entity to present (either on the face of the statement where net income is presented or in the notes) the effect of significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU became effective prospectively for the Company for our fiscal year beginning April 1, 2013. The adoption of this ASU did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Accounting Standards to be Adopted

We reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2014, 2013, and 2012:

	2014	2013	2012
Balance at beginning of period	$59,980,842	54,507,299	48,354,994
Provision for loan losses	126,575,392	114,322,525	105,705,536
Loan losses	(137,307,358)	(121,514,261)	(110,373,643)
Recoveries	14,287,889	12,471,699	11,025,950
Translation adjustment	(281,825)	193,580	(205,538)
Balance at end of period	$63,254,940	59,980,842	54,507,299

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,878,825	—	5,878,825
91 days or more delinquent, excluding bankruptcy	28,186,637	—	28,186,637
Loans less than 91 days delinquent and not in bankruptcy	—	1,078,241,873	1,078,241,873
Gross loan balance	34,065,462	1,078,241,873	1,112,307,335
Unearned interest and fees	(7,269,147)	(291,118,373)	(298,387,520)
Net loans	26,796,315	787,123,500	813,919,815
Allowance for loan losses	(26,796,315)	(36,458,625)	(63,254,940)
Loans, net of allowance for loan losses	$—	750,664,875	750,664,875

March 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,910,206	—	5,910,206
91 days or more delinquent, excluding bankruptcy	23,536,170	—	23,536,170
Loans less than 91 days delinquent and not in bankruptcy	—	1,037,605,387	1,037,605,387
Gross loan balance	29,446,376	1,037,605,387	1,067,051,763
Unearned interest and fees	(6,036,018)	(278,920,177)	(284,956,195)
Net loans	23,410,358	758,685,210	782,095,568
Allowance for loan losses	(23,410,358)	(36,570,484)	(59,980,842)
Loans, net of allowance for loan losses	$—	722,114,726	722,114,726

March 31, 2012	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,646,956	—	5,646,956
91 days or more delinquent, excluding bankruptcy	20,882,907	—	20,882,907
Loans less than 91 days delinquent and not in bankruptcy	—	946,192,901	946,192,901
Gross loan balance	26,529,863	946,192,901	972,722,764
Unearned interest and fees	(7,085,222)	(250,552,597)	(257,637,819)
Net loans	19,444,641	695,640,304	715,084,945
Allowance for loan losses	(19,444,641)	(35,062,658)	(54,507,299)
Loans, net of allowance for loan losses	$—	660,577,646	660,577,646

The following is an assessment of the credit quality for the period indicated:

	March 31, 2014	March 31, 2013
Credit risk
Consumer loans- non-bankrupt accounts	$1,106,428,510	1,061,141,557
Consumer loans- bankrupt accounts	5,878,825	5,910,206
Total gross loans	$1,112,307,335	1,067,051,763

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,053,037,073	1,020,337,490
Contractual non-performing, 61 or more days delinquent	59,270,262	46,714,273
Total gross loans	$1,112,307,335	1,067,051,763

Delinquent refinance	$22,907,734	19,799,064

Credit risk profile based on customer type
New borrower	$151,025,603	130,897,466
Former borrower	102,514,264	90,281,773
Refinance	835,859,734	826,073,460
Delinquent refinance	22,907,734	19,799,064
Total gross loans	$1,112,307,335	1,067,051,763

The following is a summary of the past due receivables as of:

	March 31, 2014	March 31, 2013	March 31, 2012
Contractual basis:
30-60 days past due	$37,713,414	37,674,267	24,853,508
61-90 days past due	30,607,515	22,773,063	17,320,264
91 days or more past due	28,662,747	23,941,210	21,306,902
Total	$96,983,676	84,388,540	63,480,674

Percentage of period-end gross loans receivable	8.7%	7.9%	6.5%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2014	March 31, 2013
Land	$250,443	250,443
Building and leasehold improvements	19,083,381	17,380,828
Furniture and equipment	41,422,708	38,643,075
	60,756,532	56,274,346
Less accumulated depreciation and amortization	(35,930,294)	(32,338,907)
Total	$24,826,238	23,935,439

Depreciation expense was approximately $6.3 million, $6.4 million and $6.5 million for the years ended March 31, 2014, 2013 and 2012, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2014		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Cost of acquiring existing customers	$22,255,204	(18,630,930)	$22,079,607	(17,650,898)
Value assigned to non-compete agreements	8,324,643	(8,171,107)	8,289,643	(8,093,520)
Total	$30,579,847	(26,802,037)	$30,369,250	(25,744,418)

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $0.7 million for 2015; $0.5 million for 2016; $0.4 million for 2017; $0.4 million for 2018; $0.3 million for 2019; and an aggregate of $1.5 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2014 and 2013:

	2014	2013
Balance at beginning of year:
Goodwill	$5,921,681	5,716,327
Accumulated goodwill impairment losses	(25,393)	(25,393)

Goodwill acquired during the year	$70,839	205,354
Impairment losses	—	—
Balance at end of year:
Goodwill	$5,992,520	5,921,681
Accumulated goodwill impairment losses	(25,393)	(25,393)
Total	$5,967,127	5,896,288

The Company performed an annual impairment test during the fourth quarter of fiscal 2014 and 2013, and determined that none of the recorded goodwill was impaired.

(6)	Notes Payable

Senior Notes Payable $680,000,000 Revolving Credit Facility

This facility provides for borrowings of up to $680.0 million with $505.5 million outstanding at March 31, 2014. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At March 31, 2014 and March 31, 2013, the Company’s effective interest rate, including the commitment fee, was 4.4% and 4.6%, respectively, and the unused amount available under the revolver at March 31, 2014 was $88.9 million. The Company also had $85.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2015.

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

Debt Covenants

The debt agreement contain restrictions on the amounts of permitted indebtedness, investments, working capital, and cash dividends.  In addition, the agreements restrict liens on assets and the sale or transfer of subsidiaries.

Debt Maturities

As of March 31, 2014, the aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2014 were as follows:

2015	$—
2016	505,500,000
2017	—
2018	—
2019	—
Total future debt payments	$505,500,000

(7)	Derivative Financial Instruments

On December 8, 2008, the Company entered into an interest rate swap with a notional amount of $20.0 million to economically hedge a portion of the cash flows from its floating rate revolving credit facility.  Under the terms of the interest rate swap, the Company paid a fixed rate of 2.4% on the $20.0 million notional amount and received payments from a counterparty based on the 1 month LIBOR rate for a term that ended December 8, 2011.  Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. As of March 31, 2014 and 2013 the Company did not have any interest rate derivative instruments.

The gains (losses) recognized in the Company’s Consolidated Statements of Operations as a result of the interest rate swaps are as follows:

	March 31, 2014	March 31, 2013	March 31, 2012
Realized losses
Interest rate swaps - included as a component of interest expense	$—	—	(305,459)

Unrealized gains
Interest rate swaps - included as a component of other income	$—	—	319,235

The Company does not enter into derivative financial instruments for trading or speculative purposes.  The purpose of these instruments was to reduce the exposure to variability in future cash flows attributable to a portion of its LIBOR-based borrowings.  The Company is currently not accounting for these derivative instruments using the cash flow hedge accounting provisions of FASB ASC Topic 815-10-15; therefore, the changes in fair value of the swaps are included in earnings as other income or expense.

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

(8)	Insurance Commissions and Other Income

Insurance commissions and other income for the years ending March 31, 2014, 2013 and 2012 consist of:

	2014	2013	2012
Insurance commissions	$50,379,798	51,345,424	47,223,398
Tax return preparation revenue	9,118,639	8,696,976	7,923,581
Auto club membership revenue	4,585,904	5,493,653	5,624,142
World Class Buying Club revenue	3,881,915	4,761,257	4,991,111
Other	7,527,094	7,925,072	7,918,341
Insurance commissions and other income	$75,493,350	78,222,382	73,680,573

(9)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2014, 2013 and 2012:

	2014	2013	2012
Insurance premiums written	$7,241,274	7,361,547	7,200,590

Recoveries on claims paid	$1,086,381	1,005,757	750,804

Claims paid	$7,501,154	7,576,902	7,463,662

(10)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2014, are as follows:

2015	$22,030,600
2016	15,000,980
2017	7,595,930
2018	2,368,577
2019	940,482
Thereafter	223,413
Total future minimum lease payments	$48,159,982

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2014, 2013 and 2012, was approximately $23.9 million, $21.9 million and $20.0 million, respectively.

(11)Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2014
U.S. Federal	$59,218,428	(3,513,833)	55,704,595
State and local	6,679,439	(428,210)	6,251,229
Foreign	1,836,599	(156,150)	1,680,449
	$67,734,466	(4,098,193)	63,636,273

Year ended March 31, 2013
U.S. Federal	$63,140,638	(8,792,012)	54,348,626
State and local	8,372,748	(857,958)	7,514,790
Foreign	1,629,695	(1,292,028)	337,667
	$73,143,081	(10,941,998)	62,201,083

Year ended March 31, 2012
U.S. Federal	$55,179,487	(2,302,615)	52,876,872
State and local	5,745,452	112,857	5,858,309
Foreign	2,247,933	(1,804,216)	443,717
	$63,172,872	(3,993,974)	59,178,898

Income tax expense was $63,636,273, $62,201,083 and $59,178,898, for the years ended March 31, 2014, 2013 and 2012, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2014	2013	2012
Expected income tax	$59,585,472	58,201,791	55,955,669
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	4,063,299	4,884,614	3,807,901
Insurance income exclusion	(86,189)	(123,289)	(118,656)
Uncertain tax positions	3,001,452	283,084	(323,651)
State tax adjustment for amended returns	(1,937,724)	—	—
Foreign income adjustments	(1,487,116)	(961,771)	(533,246)
Other, net	497,079	(83,346)	390,881
	$63,636,273	62,201,083	59,178,898

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$24,701,417	23,078,422
Unearned insurance commissions	13,042,940	13,190,468
Accounts payable and accrued expenses primarily related to employee benefits	11,176,823	8,021,707
Reserve for uncollectible interest	2,147,953	5,473,804
Convertible notes	226,938	383,206
Other	551,312	728,658

Gross deferred tax assets	51,847,383	50,876,265
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	51,846,109	50,874,991

Deferred tax liabilities:
Fair value adjustment for loans	(10,409,728)	(13,563,946)
Property and equipment	(4,072,587)	(4,134,286)
Intangible assets	(1,636,414)	(1,531,635)
Deferred net loan origination fees	(1,652,645)	(1,728,710)
Prepaid expenses	(560,546)	(500,418)
Gross deferred tax liabilities	(18,331,920)	(21,458,995)

Net deferred tax assets	$33,514,189	29,415,996

The valuation allowance for deferred tax assets as of March 31, 2014 and 2013 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2014 and 2013 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2014.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company's Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2014, the Company has determined that approximately $15.5 million of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested.

As of March 31, 2014 and 2013, the Company had $6.4 million and $3.2 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $4.6 million and $1.6 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2013	$2,785,091
Gross increases for tax positions of current year	3,533,497
Gross increases for tax positions of prior years	—
Federal and state tax settlements	—
Lapse of statute of limitations	(507,876)
Unrecognized tax benefits balance at March 31, 2014	$5,810,712

At March 31, 2014, approximately $3.7 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2014, the Company had $614,279 accrued for gross interest, of which $379,417 was a current period expense.

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

(12)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$106,607,932	11,391,706	$9.36

Effect of Dilutive Securities Options and restricted stock	—	349,599

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$106,607,932	11,741,305	$9.08

	For the year ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$104,089,748	12,940,007	$8.04

Effect of Dilutive Securities Options and restricted stock	—	274,264

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$104,089,748	13,214,271	$7.88

	For the year ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$100,694,443	14,906,662	$6.75

Effect of Dilutive Securities Options and restricted stock	—	373,489
Convertible notes payable	—	8,960

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$100,694,443	15,289,111	$6.59

Options to purchase 404,421, 403,123 and 86,578 shares of common stock at various prices were outstanding during the years ended March 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(13)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,483,712, $1,432,170 and $1,290,659, for the years ended March 31, 2014, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The SERP is an unfunded plan, as such, there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009, the Company instituted a second Supplemental Executive Retirement Plan to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2014, 2013 and 2012, contributions of $909,466, $1,022,979 and $971,779, respectively, were charged to expense related to the SERP. The expense for the year ended March 31, 2014 was offset by the reversal of $904,138 of expense accrued for two executives who resigned during the year.  The unfunded liability was $7,186,076, $7,470,918 and $6,732,123, as of March 31, 2014, 2013 and 2012, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2014 and 2013, no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2014, there were 345,699 shares available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their grant date fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The Company has applied the Black-Scholes valuation model in determining the grant date fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2014, 2013 and 2012 was $43.80, $36.06 and $35.94 per share, respectively.  The following is a summary of the Company’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	53.91%	56.15%	56.85%
Average risk-free interest rate	1.51%	0.80%	1.12%
Expected life	5.4 years	5.6 years	6.0 years

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

Option activity for the year ended March 31, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,249,585	$54.90
Granted	211,860	89.30
Exercised	(265,365)	40.68
Forfeited	(99,340)	68.09
Expired	(740)	32.62
Options outstanding, end of period	1,096,000	$63.81	7.62	$15,293,020
Options exercisable, end of period	236,990	$44.20	5.01	$7,319,193

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2014.  This amount will change as the market price per share changes.  The total intrinsic value of options exercised during the periods ended March 31, 2014, 2013 and 2012 were as follows:

2014	2013	2012
$13,844,546	$14,049,751	$12,049,546

As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $20.9 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

Restricted Stock

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. As of March 31, 2014, 62,390 remain unforfeited. Group A awards will vest on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of March 31, 2014, 386,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and 3,249 vested on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock vested on November 7, 2013 and one-third of the restricted stock will vest on November 7, 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The remaining unforfeited 7,275 shares vested on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized $6.0 million, $4.8 million and $2.9 million of compensation expense for the years ended March 31, 2014, 2013 and 2012, respectively, related to restricted stock, which is included as a component of general and administrative expenses in the Consolidated Statements of Operations.

As of March 31, 2014, there was approximately $16.9 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.6 years. In addition there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted stock awards granted, which are not expected to vest based on current estimates. If these estimates change the $6.6 million could be expensed in future periods.

A summary of the status of the Company’s restricted stock as of March 31, 2014, and changes during the year ended March 31, 2014, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2013	562,456	$73.32
Granted during the period	65,250	90.07
Vested during the period	(27,106)	53.26
Forfeited during the period	(138,641)	74.54
Outstanding at March 31, 2014	461,959	$76.49

Total share-based compensation included as a component of net income during the years ended March 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$9,678,724	7,322,653	4,867,231
Share-based compensation related to restricted stock	6,026,553	4,818,956	2,865,857
Total share-based compensation related to equity classified awards	$15,705,277	12,141,609	7,733,088

(14)	Acquisitions

The following table sets forth the acquisition activity of the Company for the last three fiscal years ($ in thousands):

	2014	2013	2012
Number of business combinations	1	3	2
Number of asset purchases	6	9	23
Total acquisitions	7	12	25

Purchase Price	$1,056	2,649	4,253
Tangible assets:
Net loans	773	1,925	3,368
Furniture, fixtures & equipment	2	8	16
	775	1,933	3,384

Excess of purchase prices over carrying value of net tangible assets	$281	716	869

Customer lists	$175	451	717
Non-compete agreements	35	60	96
Goodwill	71	205	56

Total intangible assets	$281	716	869

The Company evaluates each acquisition to determine if the transaction meets the definition of a business combination.  Those transactions that meet the definition of a business combination are accounted for as such under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  All acquisitions have been with independent third parties.

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2014, one acquisition was recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2014, six acquisitions were recorded as asset acquisitions.

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

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition dates.  The proforma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

(15) Fair Value

Fair Value Disclosures

The Company may carry certain financial instruments at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities.  These levels are:

•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.
•Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

As of March 31, 2014 and 2013, the Company had no significant financial assets or liabilities that were measured at fair value.

Fair Value of Debt

The book value and estimated fair value of our debt was as follows (in thousands):

	March 31, 2014	March 31, 2013
Book value:
Senior notes payable	$505,500	400,250

The carrying value of the senior notes payable approximated the fair value as the notes payable are at a variable interest rate.

Other

There were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2014 or fiscal 2013.

(16)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$145,265	149,964	160,493	161,927	132,836	139,398	149,640	161,844
Provision for loan losses	28,703	38,188	41,116	18,569	23,615	32,402	37,395	20,911
General and administrative expenses	75,237	71,988	77,298	75,110	69,159	66,158	74,798	75,595
Interest expense	4,676	5,281	5,546	5,692	3,926	4,066	4,404	4,998
Income tax expense	13,537	12,942	13,579	23,579	13,521	13,871	12,369	22,440
Net income	$23,112	21,565	22,954	38,977	22,615	22,901	20,674	37,900

Earnings per share:
Basic	$1.93	1.85	2.05	3.63	1.66	1.76	1.61	3.08
Diluted	$1.87	1.80	1.98	3.52	1.63	1.72	1.58	3.01

(17)	Litigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. The Company has provided all of the information it believes was requested by the CID within the deadlines specified in the CID, and the Company currently has received no response from the CFPB to the information it has provided. While the Company believes its marketing and lending practices are lawful, there can be no assurance that CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

See Note 18 for a discussion of certain litigation initiated subsequent to the fiscal year ended March 31, 2014.
In addition, from time to time the Company is involved in routine litigation matters relating to claims arising out of its operations in the normal course of business, including matters in which damages in various amounts are claimed.
Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial conditions. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

(18)	Subsequent Events

On April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received a Civil Investigative Demand from the Consumer Financial Protection Bureau on March 12, 2014. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit and intends to vigorously defend itself in the matter.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2014.  Our assessment was based on criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2014 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

/s/ A. A. McLean III	/s/ John L. Calmes, Jr.
A. A. McLean III	John L. Calmes, Jr.
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cashflows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Greenville, South Carolina
June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited World Acceptance Corporation and subsidiaries (the Company) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, World Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2014 and March 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2014, and our report dated June 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
 Greenville, South Carolina
June 12, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of March 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Information contained under the captions “Executive Compensation – Equity Plan Compensation Information,” "Ownership of Shares by Certain Beneficial Owners" and "Ownership of Common Stock of Management" in the Proxy Statement is incorporated by reference herein in response to this Item 12.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2014 and 2013

Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Previously filed (+), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1	Specimen Share Certificate	4.1	33-42879
4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K
4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated November 19, 2012	10.1	11-20-12 8-K

4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 6, 2013	10.1	9-9-13 8-K
4.9	Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated March 17, 2014	10.1	3-19-14 8-K
4.10	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.11	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.12	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K
10.2+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K
10.3+	Letter Agreement between Mark C. Roland and the Company Re: Separation and release of claims, dated November 1, 2013	99.1	11-20-13 8-K
10.4+	Letter Agreement between Kelly M. Malson and the Company Re: Separation and release of claims, dated February 3, 2013	10.1	2-5-14 10-Q
10.5+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879
10.6+	Supplemental Income Plan	10.7	2000 10-K
10.7+	Second Amendment to the Company’s Supplemental Income Plan	10.2	12-31-07 10-Q
10.8+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K
10.9	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.1	12-31-07 10-Q
10.12+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2014 and March 31, 2013; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
	Date:	June 12, 2014

By:	/s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
	Date:	June 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III		/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Ken R. Bramlett Jr., Director

Date:	June 12, 2014	Date:	June 12, 2014

/s/ John L. Calmes, Jr.		/s/ James R. Gilreath
John L. Calmes, Jr., Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		James R. Gilreath, Director

Date:	June 12, 2014	Date:	June 12, 2014

/s/ Darrell Whitaker		/s/ Charles D. Way
Darrell Whitaker, Director		Charles D. Way, Director

Date:	June 12, 2014	Date:	June 12, 2014

/s/ Scott J. Vassalluzzo
Scott J. Vassalluzzo, Director

Date:	June 12, 2014