Form 10-Q
period 2014-06-30
WORLD ACCEPTANCE CORP
filed 2014-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The number of outstanding shares of the issuer’s no par value common stock as of August 1, 2014 was 9,575,547.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, when used with reference to the common stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2015” are to the Company’s fiscal year ending March 31, 2015.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$16,044,751	19,569,683
Gross loans receivable	1,164,367,908	1,112,307,335
Less:
Unearned interest and fees	(315,506,368)	(298,387,520)
Allowance for loan losses	(67,885,227)	(63,254,940)
Loans receivable, net	780,976,313	750,664,875
Property and equipment, net	25,637,237	24,826,238
Deferred income taxes	34,495,110	33,514,189
Other assets, net	12,106,647	11,707,639
Goodwill	5,967,127	5,967,127
Intangible assets, net	3,638,920	3,777,810
Total assets	$878,866,105	850,027,561

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	548,100,000	505,500,000
Income taxes payable	20,013,098	9,521,285
Accounts payable and accrued expenses	26,457,981	27,650,955
Total liabilities	594,571,079	542,672,240
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,612,467 and 10,262,384 shares at June 30, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	122,060,139	118,365,503
Retained earnings	165,748,908	193,095,944
Accumulated other comprehensive loss, net	(3,514,021)	(4,106,126)
Total shareholders' equity	284,295,026	307,355,321

Total liabilities and shareholders' equity	$878,866,105	850,027,561

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2014	2013
Revenue:
Interest and fee income	$134,415,807	127,977,921
Insurance commissions and other income	15,896,169	17,287,206
Total revenue	150,311,976	145,265,127

Expenses:
Provision for loan losses	30,893,266	28,703,193
General and administrative expenses:
Personnel	54,239,292	53,309,675
Occupancy and equipment	10,063,894	9,378,970
Advertising	3,161,666	2,723,255
Amortization of intangible assets	201,758	311,502
Other	10,044,533	9,513,684
Total general and administrative expenses	77,711,143	75,237,086

Interest expense	5,564,455	4,676,454
Total expenses	114,168,864	108,616,733

Income before income taxes	36,143,112	36,648,394

Income taxes	13,587,777	13,536,693

Net income	$22,555,335	23,111,701

Net income per common share:
Basic	$2.26	1.93
Diluted	$2.19	1.87

Weighted average common shares outstanding:
Basic	10,001,196	12,002,061
Diluted	10,289,755	12,342,690

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2014	2013
Net income	$22,555,335	23,111,701
Foreign currency translation adjustments	592,105	(3,019,747)
Comprehensive income, net	$23,147,440	20,091,954

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510

Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)

Restricted common stock expense under stock option plan, net of cancellations	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—	—	9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (3,470 shares), including tax benefits of $51,869	129,243	—	—	129,243

Common stock repurchases (635,999 shares)	—	(49,902,371)	—	(49,902,371)

Restricted common stock expense under stock option plan, net of cancellations	1,672,572	—	—	1,672,572
Stock option expense	1,892,821	—		1,892,821
Other comprehensive income	—	—	592,105	592,105
Net income	—	22,555,335	—	22,555,335

Balances at June 30, 2014	$122,060,139	165,748,908	(3,514,021)	284,295,026

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2014	2013
Cash flow from operating activities:
Net income	$22,555,335	23,111,701

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	201,758	311,502
Amortization of loan costs and discounts	97,689	123,125
Provision for loan losses	30,893,266	28,703,193
Depreciation	1,623,242	1,598,027
Deferred income tax benefit	(931,699)	(1,213,790)
Compensation related to stock option and restricted stock plans, net of taxes	3,565,393	4,213,230

Change in accounts:
Other assets, net	(493,041)	737,003
Income taxes payable	10,489,634	1,054,731
Accounts payable and accrued expenses	(1,210,718)	(3,183,373)

Net cash provided by operating activities	66,790,859	55,455,349

Cash flows from investing activities:
Increase in loans receivable, net	(60,412,755)	(65,241,490)
Net assets acquired from office acquisitions, primarily loans	(337,427)	(638,127)
Increase in intangible assets from acquisitions	(62,868)	(253,200)
Purchases of property and equipment	(2,399,788)	(1,501,762)

Net cash used in investing activities	(63,212,838)	(67,634,579)

Cash flow from financing activities:
Borrowings from senior note payable	92,300,000	104,350,000
Payments on senior note payable	(49,700,000)	(55,650,000)
Payments on junior subordinated note payable	—	—
Proceeds from exercise of stock options	77,374	1,026,671
Repurchase of common stock	(49,902,371)	(37,734,861)
Excess tax benefits from exercise of stock options	51,869	177,737

Net cash provided by financing activities	(7,173,128)	12,169,547

Increase in cash and cash equivalents	(3,595,107)	(9,683)

Effects of foreign currency fluctuations on cash	70,175	(216,272)

Cash and cash equivalents at beginning of period	19,569,683	11,625,365

Cash and cash equivalents at end of period	$16,044,751	11,399,410

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2014 and 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2014, and for the three months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2014, and the results of operations and cash flows for the periods ended June 30, 2014 and 2013, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2014, included in the Company’s 2014 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Accounting Standards to be Adopted

Revenue from Contracts with Customers.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption, however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

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

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

 As of June 30, 2014 and March 31, 2014, the Company had no significant financial assets or liabilities that were measured at fair value.

Fair Value of Long-Term Debt

The book value and estimated fair value of our long-term debt was as follows (in thousands):

	June 30, 2014	March 31, 2014
Book value and estimated fair value:
Senior notes payable	$548,100	505,500

The carrying value of the senior notes payable approximated the fair value, as the senior notes payable are at a variable interest rate.

Other

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2014 or March 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2014	2013
Balance at beginning of period	$63,254,940	59,980,842
Provision for loan losses	30,893,266	28,703,193
Loan losses	(29,820,547)	(30,114,074)
Recoveries	3,512,797	3,312,182
Translation adjustment	44,771	(251,176)
Balance at end of period	$67,885,227	61,630,967

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,995,703	—	5,995,703
91 days or more delinquent, excluding bankruptcy	32,657,958	—	32,657,958
Loans less than 91 days delinquent and not in bankruptcy	—	1,125,714,247	1,125,714,247
Gross loan balance	38,653,661	1,125,714,247	1,164,367,908
Unearned interest and fees	(8,862,435)	(306,643,933)	(315,506,368)
Net loans	29,791,226	819,070,314	848,861,540
Allowance for loan losses	(29,791,226)	(38,094,001)	(67,885,227)
Loans, net of allowance for loan losses	$—	780,976,313	780,976,313

March 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,878,825	—	5,878,825
91 days or more delinquent, excluding bankruptcy	28,186,637	—	28,186,637
Loans less than 91 days delinquent and not in bankruptcy	—	1,078,241,873	1,078,241,873
Gross loan balance	34,065,462	1,078,241,873	1,112,307,335
Unearned interest and fees	(7,269,147)	(291,118,373)	(298,387,520)
Net loans	26,796,315	787,123,500	813,919,815
Allowance for loan losses	(26,796,315)	(36,458,625)	(63,254,940)
Loans, net of allowance for loan losses	$—	750,664,875	750,664,875

June 30, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,072,085	—	6,072,085
91 days or more delinquent, excluding bankruptcy	22,162,742	—	22,162,742
Loans less than 91 days delinquent and not in bankruptcy	—	1,097,026,529	1,097,026,529
Gross loan balance	28,234,827	1,097,026,529	1,125,261,356
Unearned interest and fees	(5,531,920)	(301,236,964)	(306,768,884)
Net loans	22,702,907	795,789,565	818,492,472
Allowance for loan losses	(22,702,907)	(38,928,060)	(61,630,967)
Loans, net of allowance for loan losses	$—	756,861,505	756,861,505

The following is an assessment of the credit quality for the period indicated:

	June 30, 2014	March 31, 2014	June 30, 2013
Credit risk
Consumer loans- non-bankrupt accounts	$1,158,372,205	1,106,428,510	1,119,189,271
Consumer loans- bankrupt accounts	5,995,703	5,878,825	6,072,085
Total gross loans	$1,164,367,908	1,112,307,335	1,125,261,356

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,099,149,267	1,053,037,073	1,078,290,594
Contractual non-performing, 61 or more days delinquent	65,218,641	59,270,262	46,970,762
Total gross loans	$1,164,367,908	1,112,307,335	1,125,261,356

Delinquent refinance	$23,857,699	22,907,734	21,072,057

Credit risk profile based on customer type
New borrower	$152,914,153	151,025,603	130,749,464
Former borrower	122,171,469	102,514,264	107,984,804
Refinance	865,424,587	835,859,734	865,455,031
Delinquent refinance	23,857,699	22,907,734	21,072,057
Total gross loans	$1,164,367,908	1,112,307,335	1,125,261,356

The following is a summary of the past due receivables as of:

	June 30, 2014	March 31, 2014	June 30, 2013
Contractual basis:
30-60 days past due	$42,501,987	37,713,414	47,703,945
61-90 days past due	32,171,291	30,607,515	24,451,964
91 days or more past due	33,047,350	28,662,747	22,518,798
Total	$107,720,628	96,983,676	94,674,707

Percentage of period-end gross loans receivable	9.3%	8.7%	8.4%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2014	2013
Basic:
Weighted average common shares outstanding (denominator)	10,001,196	12,002,061

Diluted:
Weighted average common shares outstanding	10,001,196	12,002,061
Dilutive potential common shares stock options	288,559	340,629
Weighted average diluted shares outstanding (denominator)	10,289,755	12,342,690

Options to purchase 575,240 and 556,692 shares of common stock at various prices were outstanding during the three months ended June 30, 2014 and 2013 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2014, there were a total of 374,893 shares available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their grant date fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The Company has applied the Black-Scholes valuation model in determining the grant date fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

There were no option grants during the quarters ended June 30, 2014 or June 30, 2013.

Option activity for the three months ended June 30, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,096,000	$63.81
Granted during period	—	—
Exercised during period	(3,470)	22.30
Forfeited during period	(13,100)	66.50
Expired during period	(500)	67.41
Options outstanding, end of period	1,078,930	$63.91	7.37	$15,759,061
Options exercisable, end of period	233,020	$44.47	4.76	$7,337,260

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2014.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2014 and 2013 was as follows:

	June 30, 2014	June 30, 2013
Three months ended	$197,660	$1,043,402

As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $18.5 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

Restricted Stock

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. As of June 30, 2014, 60,390 remain unforfeited. Group A awards will vest on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of June 30, 2014, 373,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and 3,249 vested on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock vested on November 7, 2013 and one-third of the restricted stock will vest on November 7, 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The remaining unforfeited 5,223 shares vested on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $1.8 million and $2.2 million of compensation expense for the three months ended June 30, 2014 and June 30, 2013, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2014, there was approximately $16.2 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.4 years. In addition there was approximately $6.7 million of unrecognized compensation cost related to unvested restricted stock awards granted, which are not expected to vest based on current estimates. If these estimates change the $6.7 million could be expensed in future periods.

A summary of the status of the Company’s restricted stock as of June 30, 2014, and changes during the three months ended June 30, 2014, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2014	461,959	$76.49
Granted during the period	—	—
Vested during the period	(5,223)	67.70
Forfeited during the period	(15,594)	73.84
Outstanding at June 30, 2014	441,142	$76.69

Total share-based compensation included as a component of net income during the three months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,
	2014	2013
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$1,892,821	2,495,913
Share-based compensation related to restricted stock units	1,802,816	2,188,987
Total share-based compensation related to equity classified awards	$3,695,637	4,684,900

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

The following table sets forth the acquisition activity of the Company for the three months ended June 30, 2014 and 2013:

	2014	2013
Number of business combinations	—	1
Number of asset purchases	1	4
Total acquisitions	1	5

Purchase Price	$339,963	891,328
Tangible assets:
Net loans	277,095	636,627
Furniture, fixtures & equipment	—	1,500
	277,095	638,127

Excess of purchase prices over carrying value of net tangible assets	$62,868	253,201

Customer lists	57,868	157,363
Non-compete agreements	5,000	25,000
Goodwill	—	70,838

Total intangible assets	$62,868	253,201

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the three months ended June 30, 2014, no acquisitions were recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There was one acquisition recorded as an asset acquisition during the three months ended June 30, 2014.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $680.0 million senior notes payable revolving credit facility with $548.1 million outstanding at June 30, 2014. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At June 30, 2014 and March 31, 2014, the Company’s effective interest rate, including the commitment fee, was 4.3% and 4.4%, respectively, and the unused amount available under the revolver at June 30, 2014 was $71.9 million. The Company also had $60.0 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2015.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2014, the Company has determined that approximately $1.6 million of cumulative undistributed net earnings of SWAC and approximately $15.4 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of June 30, 2014 and March 31, 2014, the Company had $6.9 million and $6.4 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.0 million and $4.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2014, approximately $3.7 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2014, the Company had $729,000 accrued for gross interest, of which $115,000 was a current period end expense.

The Company is subject to U.S. and Mexican income taxes as well as income taxation by various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010, although carry forward attributes that were generated prior to 2010 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 10 – LITIGATION

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and the Company’s response thereto.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit and intends to vigorously defend itself in the matter. On June 25, 2014, the Company filed a motion to dismiss the complaint and has stipulated to an extension of time for a response from Operating Engineers Construction Industry and Miscellaneous Pension Fund which has been appointed lead plaintiff in the case.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 23, 2014, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, a similar repurchase authorization of $50.0 million announced on March 17, 2014. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2014	2013
	(Dollars in thousands)
Average gross loans receivable ¹	1,135,815	1,093,242
Average net loans receivable ²	829,116	797,374

Expenses as a % of total revenue:
Provision for loan losses	20.6%	19.8%
General and administrative	51.7%	51.8%
Total interest expense	3.7%	3.2%
Operating income ³	27.7%	28.4%

Return on average assets (trailing 12 months)	12.1%	12.7%

Offices opened or acquired, net	—	7

Total offices (at period end)	1,271	1,210
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses.

Comparison of Three Months Ended June 30, 2014 Versus
Three Months Ended June 30, 2013

Net income decreased by $0.6 million for the three months ended June 30, 2014, or 2.4%, from the three month period ended June 30, 2013.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $0.4 million, or 0.9%, interest expense increased by approximately $0.9 million, or 19.0%, and income tax expense increased by $51,000, or 0.4%.

Total revenue rose to $150.3 million during the quarter ended June 30, 2014, a 3.5% increase over the $145.3 million for the corresponding quarter of the previous year. This increase was primarily driven by the 4.0% increase in average net loans. Revenue from the 1,197 offices open throughout both quarterly periods increased by approximately 2.7%.

Interest and fee income for the quarter ended June 30, 2014 increased by $6.4 million, or 5.0%, over the same period of the prior year.  This increase primarily resulted from a $31.7 million, or 4.0%, in average net loans receivable over the two corresponding periods, as well as fee revenue increases in Texas and Georgia due to regulation changes which allowed increased fees on certain loans.

Insurance commissions and other income decreased by approximately $1.4 million, or 8.0%, between the two quarterly periods.  Insurance commissions decreased by approximately $641,000, or 5.2%, during the three months when compared to the same period in the prior year. Other income decreased by approximately $750,000, or 15.4%. This decrease resulted primarily from a decrease in the sales of motor club of $196,000, a decrease in the sales of World Class Buying Club of $116,000, and a decrease in Paradata revenue of $176,000.

The provision for loan losses during the three months ended June 30, 2014 increased by $2.2 million, or 7.6%. This increase resulted from an increase in the general reserve associated with the increase in the gross loans and an increase in the amount of loans 91 days or more past due, partially offset by a decrease in net charge-offs when comparing the two periods.  The percent of loans delinquent 91 days or more on a recency basis as a percent of gross loans also increased from 1.0% as of June 30, 2013 to 1.5% at June 30, 2014. Since the majority of loans 91 days or more past due on a recency basis are reserved 100%, this increase resulted in an increase to the provision expense. Net charge-offs as a percentage of average net loans decreased from 13.5% to 12.7% (annualized) when comparing the two quarter end periods. Accounts that were 61+ days past due increased from 2.8% to 3.6% of gross loans on a recency basis and increased from 4.2% to 5.6% on a contractual basis when comparing the two quarter-end statistics. When excluding the impact of payroll deduct loans in Mexico, the accounts 61+ days past due were 3.2% on a recency basis and 4.7% on a contractual basis.

General and administrative expenses for the quarter ended June 30, 2014 increased by $2.5 million, or 3.3% over the same quarter of fiscal 2014. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 2.0% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 51.7% for the three months ended June 30, 2014 and was 51.8% for the three months ended June 30, 2013.

Interest expense increased by approximately $0.9 million when comparing the two corresponding quarterly periods as a result of a 24.3% increase in the average debt balance.  The effective interest rate was 4.3% for June 30, 2014 and 4.5% for June 30, 2013.

The Company’s effective income tax rate increased to 37.6% for the quarter ended June 30, 2014 compared to 36.9% for the prior year quarter. The increase was primarily due to the increase in reserves related to Mexican Subpart F income and state refund claims in the current period.

Regulatory Matters - CFPB Investigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer
Financial Protection Bureau (the “CFPB”). The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. The Company has provided all of the information it believes was requested by the CID within the deadlines specified in the CID, and the Company currently has received no response from the CFPB to the information it has provided. While the Company believes its marketing and lending practices are lawful, there can be no assurance that CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal Regulation” in the Company’s Form 10-K for the year ended March 31, 2014 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

Allowance for Loan Losses

The Company has developed process and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality”in the Company’s report on Form 10-K for the fiscal year ended March 31, 2014.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service ("IRS"), state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $875.0 million at March 31, 2011 to $1.1 billion at March 31, 2014, net cash provided by operating activities for fiscal years 2014, 2013 and 2012 was $246.0 million, $232.0 million and $219.4 million, respectively.

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of August 1, 2014 (including pending repurchase orders subject to settlement), the Company has $19.6 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 50 branches in the United States and 20 branches in Mexico during fiscal 2015. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2014. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company completed one acquisition during the first three months of fiscal 2015. Gross loans receivable purchased in this transaction were approximately $0.3 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility was amended September 2013 to extend its term through November 19, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the three months ended June 30, 2014, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.3%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On June 30, 2014, $548.1 million was outstanding under this facility, and there was $71.9 million of unused borrowing availability under the borrowing base limitations. The Company also has $60.0 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreement contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these covenants as of June 30, 2014 and does not believe that these covenants will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2014, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, including, but not limited to, any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2015), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

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

Since 1996, the Company has repurchased approximately 17.3 million shares for an aggregate purchase price of approximately $783.8 million. As of June 30, 2014 our debt outstanding was $548.1 million and our shareholders' equity was $284.3 million, resulting in a debt-to-equity ratio of 1.9:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
Historically, management has filed a Form 8-K with the SEC to announce any new authorization the Board of Directors has given regarding stock repurchases.  Management plans to continue to make filings with the SEC or otherwise publicly announce future stock repurchase authorizations.  When we have Board authorization to repurchase shares, we have historically repurchased shares in the open market and in accordance with applicable regulations regarding company repurchase programs and our own self-imposed trading policies.  As mentioned above, when we have excess capital and the market price of our stock is trading at a level that is accretive to earnings per share, we anticipate that we will continue to repurchase shares.
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

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends.  The Company's highest loan demand occurs each year from October through December, its third fiscal quarter.  Loan demand is generally the lowest and loan repayment is highest from January to March, its fourth fiscal quarter.  Loan volume and average balances remain relatively level during the remainder of the year.  This seasonal trend causes fluctuations in the Company's cash needs and quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned.  Consequently, operating results for the Company's third fiscal quarter are generally significantly lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Section 21E of the Securities Exchange Act of 1934, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” and any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on From 10-K for the Fiscal year ended March 31, 2014 files with the SEC, and in the Company’s other reports filed with , or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2014, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $548.1 million at June 30, 2014.  Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus 3.0%.

Based on the outstanding balance at June 30, 2014, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.8 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.4% and 8.7% of total revenue during the three months ended June 30, 2014 and 2013, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2014 was a gain of approximately $0.6 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $62.5 million and $54.1 million at June 30, 2014 and 2013, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of June 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$843,176,037	$848,861,540	$855,810,500
% change from base amount	(0.67)%	—%	0.82%
$ change from base amount	$(5,685,503)	$—	$6,948,960

	As of June 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$813,577,115	$818,492,472	$824,500,093
% change from base amount	(0.60)%	—%	0.73%
$ change from base amount	$(4,915,357)	$—	$6,007,621

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$22,426,280	$22,555,335	$22,713,057
% change from base amount	(0.57)%	—%	0.70%
$ change from base amount	$(129,055)	$—	$157,722

	For the three months ended June 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$22,966,510	$23,111,701	$23,289,156
% change from base amount	(0.63)%	—%	0.77%
$ change from base amount	$(145,191)	$—	$177,455

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) that occurred during period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs *
April 1 through April 30, 2014	—	$—	—	$51,840,416
May 1 through May 31, 2014	495,999	78.29	38,829,584	13,010,832
June 1 through June 30, 2014	140,000	79.09	11,072,787	1,938,045

Total for the quarter	635,999	78.46	49,902,371

*See Note 11 to the accompanying unaudited Consolidated Financial Statements for information regarding an additional repurchase authorization approved by the Board of Directors subsequent to June 30, 2014.

Item 5.Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number		Description	Previous Exhibit Number	Company Registration No. or Report
3.1		Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2		Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1		Specimen Share Certificate	4.1	33-42879
4.2		Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3		Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K
4.4		Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5		First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6		Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7		Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K
4.8		Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 6, 2013	10.1	9-9-13 8-K
4.9		Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated March 17, 2014	10.1	3-19-14 8-K
4.10		Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.11		Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.12		Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended June 30, 2014, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014;
	(ii)	Consolidated Statements of Operations for the three months ended June 30, 2014 and June 30, 2013;
	(iii)	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and June 30, 2013;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2014 and the three months ended June 30, 2014;
	(v)	Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer
Date:	August 6, 2014

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	August 6, 2014