Form 10-Q
period 2014-09-30
WORLD ACCEPTANCE CORP
filed 2014-11-10
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The number of outstanding shares of the issuer’s no par value common stock as of November 6, 2014 was 9,460,555.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$14,631,616	19,569,683
Gross loans receivable	1,194,039,694	1,112,307,335
Less:
Unearned interest and fees	(321,794,326)	(298,387,520)
Allowance for loan losses	(81,817,578)	(63,254,940)
Loans receivable, net	790,427,790	750,664,875
Property and equipment, net	25,810,308	24,826,238
Deferred income taxes, net	36,902,365	33,514,189
Other assets, net	12,693,015	11,707,639
Goodwill	5,967,127	5,967,127
Intangible assets, net	3,543,769	3,777,810
Total assets	$889,975,990	850,027,561

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	559,700,000	505,500,000
Income taxes payable	7,691,545	9,521,285
Accounts payable and accrued expenses	28,977,703	27,650,955
Total liabilities	596,369,248	542,672,240
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,453,505 and 10,262,384 shares at September 30, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	126,434,155	118,365,503
Retained earnings	173,518,224	193,095,944
Accumulated other comprehensive loss, net	(6,345,637)	(4,106,126)
Total shareholders' equity	293,606,742	307,355,321

Total liabilities and shareholders' equity	$889,975,990	850,027,561

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Revenue:
Interest and fee income	$136,477,410	133,010,377	$270,893,217	260,988,298
Insurance commissions and other income	16,077,229	16,953,202	31,973,397	34,240,408
Total revenue	152,554,639	149,963,579	302,866,614	295,228,706

Expenses:
Provision for loan losses	36,160,733	38,187,649	67,053,998	66,890,842
General and administrative expenses:
Personnel	50,943,037	49,134,111	105,182,329	102,443,786
Occupancy and equipment	10,372,901	9,692,239	20,436,795	19,071,209
Advertising	3,428,847	3,049,386	6,590,513	5,772,641
Amortization of intangible assets	188,417	265,665	390,174	577,167
Other	11,113,739	9,846,790	21,158,273	19,360,474
Total general and administrative expenses	76,046,941	71,988,191	153,758,084	147,225,277

Interest expense	6,026,395	5,280,791	11,590,850	9,957,245
Total expenses	118,234,069	115,456,631	232,402,932	224,073,364

Income before income taxes	34,320,570	34,506,948	70,463,682	71,155,342

Income taxes	13,047,229	12,941,679	26,635,005	26,478,372

Net income	$21,273,341	21,565,269	$43,828,677	44,676,970

Net income per common share:
Basic	$2.34	1.95	$4.70	3.97
Diluted	$2.30	1.91	$4.62	3.88

Weighted average common shares outstanding:
Basic	9,087,825	11,082,741	9,316,709	11,265,575
Diluted	9,263,137	11,312,232	9,482,642	11,500,521

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net income	$21,273,341	21,565,269	$43,828,677	44,676,970
Foreign currency translation adjustments	(2,831,616)	(1,004,977)	(2,239,511)	(4,024,723)
Comprehensive income, net	$18,441,725	20,560,292	$41,589,166	40,652,247

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510

Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)

Restricted common stock expense under stock option plan, net of cancellations	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—	—	9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (8,800 shares), including tax benefits of $107,821	354,921	—	—	354,921

Common stock repurchases (800,291 shares)	—	(63,406,397)	—	(63,406,397)

Restricted common stock expense under stock option plan, net of cancellations	3,820,514	—	—	3,820,514
Stock option expense	3,893,217	—	—	3,893,217
Other comprehensive loss	—	—	(2,239,511)	(2,239,511)
Net income	—	43,828,677	—	43,828,677

Balances at September 30, 2014	$126,434,155	173,518,224	(6,345,637)	293,606,742

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2014	2013
Cash flow from operating activities:
Net income	$43,828,677	44,676,970

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	390,174	577,167
Amortization of loan costs and discounts	195,377	227,820
Provision for loan losses	67,053,998	66,890,842
Depreciation	3,246,149	3,173,420
Deferred income tax benefit	(3,610,518)	(7,204,662)
Compensation related to stock option and restricted stock plans	7,713,731	8,774,815

Change in accounts:
Other assets, net	(1,241,553)	252,764
Income taxes payable	(1,799,893)	(7,863,237)
Accounts payable and accrued expenses	1,443,158	(3,496,040)

Net cash provided by operating activities	117,219,300	106,009,859

Cash flows from investing activities:
Increase in loans receivable, net	(107,800,236)	(121,930,478)
Net assets acquired from office acquisitions, primarily loans	(844,742)	(717,063)
Increase in intangible assets from acquisitions	(156,133)	(276,437)
Purchases of property and equipment	(4,358,977)	(3,424,236)

Net cash used in investing activities	(113,160,088)	(126,348,214)

Cash flow from financing activities:
Borrowings from senior note payable	172,334,100	195,940,000
Payments on senior note payable	(118,134,100)	(109,340,000)
Proceeds from exercise of stock options	247,100	1,451,678
Repurchase of common stock	(63,406,397)	(65,058,684)
Excess tax benefits from exercise of stock options	107,821	509,408

Net cash (used in) provided by financing activities	(8,851,476)	23,502,402

Effects of exchange-rate changes on cash and cash equivalents	(145,803)	(300,179)

Net change in cash and cash equivalents	(4,938,067)	2,863,868

Cash and cash equivalents at beginning of period	19,569,683	11,625,365

Cash and cash equivalents at end of period	$14,631,616	14,489,233

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2014, and for the three and six months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2014, and the results of operations and cash flows for the periods ended September 30, 2014 and 2013, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Accounting Standards to be Adopted

Revenue from Contracts with Customers.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption; however early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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
The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$14,631,616	$14,631,616	$19,569,683	$19,569,683
Level 3 inputs
Loans receivable, net	790,427,790	790,427,790	750,664,875	750,664,875
LIABILITIES
Level 3 inputs
Senior notes payable	559,700,000	559,700,000	505,500,000	505,500,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2014 or March 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$67,885,227	61,630,967	$63,254,940	59,980,842
Provision for loan losses	36,160,733	38,187,649	67,053,998	66,890,842
Loan losses	(25,411,876)	(35,261,797)	(55,232,423)	(65,375,871)
Recoveries	3,514,172	3,135,796	7,026,970	6,447,978
Translation adjustment	(330,678)	(84,610)	(285,907)	(335,786)
Balance at end of period	$81,817,578	67,608,005	$81,817,578	67,608,005

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,721,814	—	6,721,814
91 days or more delinquent, excluding bankruptcy	52,590,391	—	52,590,391
Loans less than 91 days delinquent and not in bankruptcy	—	1,134,727,489	1,134,727,489
Gross loan balance	59,312,205	1,134,727,489	1,194,039,694
Unearned interest and fees	(15,286,809)	(306,507,517)	(321,794,326)
Net loans	44,025,396	828,219,972	872,245,368
Allowance for loan losses	(44,025,396)	(37,792,182)	(81,817,578)
Loans, net of allowance for loan losses	$—	790,427,790	790,427,790

March 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,878,825	—	5,878,825
91 days or more delinquent, excluding bankruptcy	28,186,637	—	28,186,637
Loans less than 91 days delinquent and not in bankruptcy	—	1,078,241,873	1,078,241,873
Gross loan balance	34,065,462	1,078,241,873	1,112,307,335
Unearned interest and fees	(7,269,147)	(291,118,373)	(298,387,520)
Net loans	26,796,315	787,123,500	813,919,815
Allowance for loan losses	(26,796,315)	(36,458,625)	(63,254,940)
Loans, net of allowance for loan losses	$—	750,664,875	750,664,875

September 30, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,437,259	—	6,437,259
91 days or more delinquent, excluding bankruptcy	28,646,649	—	28,646,649
Loans less than 91 days delinquent and not in bankruptcy	—	1,128,153,780	1,128,153,780
Gross loan balance	35,083,908	1,128,153,780	1,163,237,688
Unearned interest and fees	(7,900,928)	(313,079,173)	(320,980,101)
Net loans	27,182,980	815,074,607	842,257,587
Allowance for loan losses	(27,182,980)	(40,425,025)	(67,608,005)
Loans, net of allowance for loan losses	$—	774,649,582	774,649,582

The following is an assessment of the credit quality for the period indicated:

	September 30, 2014	March 31, 2014	September 30, 2013
Credit risk
Consumer loans- non-bankrupt accounts	$1,187,317,880	1,106,428,510	1,156,800,429
Consumer loans- bankrupt accounts	6,721,814	5,878,825	6,437,259
Total gross loans	$1,194,039,694	1,112,307,335	1,163,237,688

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,110,982,990	1,053,037,073	1,101,669,295
Contractual non-performing, 61 or more days delinquent	83,056,704	59,270,262	61,568,393
Total gross loans	$1,194,039,694	1,112,307,335	1,163,237,688

Delinquent refinance	$26,112,606	22,907,734	23,170,833

Credit risk profile based on customer type
New borrower	$163,470,487	151,025,603	143,398,274
Former borrower	129,562,132	102,514,264	113,787,457
Refinance	874,894,469	835,859,734	882,881,124
Delinquent refinance	26,112,606	22,907,734	23,170,833
Total gross loans	$1,194,039,694	1,112,307,335	1,163,237,688

The following is a summary of the past due receivables as of:

	September 30, 2014	March 31, 2014	September 30, 2013
Contractual basis:
30-60 days past due	$52,502,067	37,713,414	46,063,021
61-90 days past due	29,757,397	30,607,515	32,552,615
91 days or more past due	53,299,307	28,662,747	29,015,778
Total	$135,558,771	96,983,676	107,631,414

Percentage of period-end gross loans receivable	11.4%	8.7%	9.3%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding (denominator)	9,087,825	11,082,741	9,316,709	11,265,575

Diluted:
Weighted average common shares outstanding	9,087,825	11,082,741	9,316,709	11,265,575
Dilutive potential restricted stock and stock options	175,312	229,491	165,933	234,946
Weighted average diluted shares outstanding (denominator)	9,263,137	11,312,232	9,482,642	11,500,521

Options to purchase 469,453 and 347,834 shares of common stock at various prices were outstanding during the three months ended September 30, 2014 and 2013 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

Options to purchase 573,784 and 556,010 shares of common stock at various prices were outstanding during the six months ended September 30, 2014 and 2013 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

In connection with the preparation of the consolidated financial statements for the three and six month periods ended September 30, 2014, errors in the computation and disclosure of earnings per share were identified. These errors resulted from the inclusion of restricted stock as outstanding in the basic weighted average common shares outstanding, as well as the inclusion of performance based restricted stock that had not met the necessary performance conditions as of the end of the reporting period as dilutive in the calculation of weighted average diluted shares outstanding.
The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded that these errors, individually and in the aggregate, were immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported basic and diluted earnings per share as shown in the following table:

	Three months ended September 30, 2013		Six months ended September 30, 2013		Year Ended March 31, 2014
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net income (numerator)	21,565,269	21,565,269	44,676,970	44,676,970	106,607,932	106,607,932

Basic:
Weighted average common shares outstanding (denominator)	11,629,326	11,082,741	11,814,675	11,265,575	11,391,706	10,876,557

Diluted:
Weighted average common shares outstanding	11,629,326	11,082,741	11,814,675	11,265,575	11,391,706	10,876,557
Dilutive potential restricted stock and stock options	350,613	229,491	345,084	234,946	349,599	229,153
Weighted average common shares outstanding (denominator)	11,979,939	11,312,232	12,159,759	11,500,521	11,741,305	11,105,710

Net income per common share:
Basic	1.85	1.95	3.78	3.97	9.36	9.80
Diluted	1.80	1.91	3.67	3.88	9.08	9.60
The corrections have no impact on the Company’s consolidated balance sheets, net income, consolidated statement of comprehensive income, consolidated statements of shareholders equity, or consolidated statements of cash flows.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2014, there were a total of 377,793 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three and six months ended September 30, 2014 was $43.93. There were no grants for the three and six months ended September 30, 2013. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Dividend Yield	—%	—%	—%	—%
Expected Volatility	53.34%	—%	53.34%	—%
Average risk-free rate	1.97%	—%	1.97%	—%
Expected Life	7.0 years	0.0 years	7.0 years	0.0 years

The expected stock price volatility is based on the historical volatility of the Company's stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after the grant date. The risk-free rate reflects the interest rate at grant date on zero coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Option activity for the six months ended September 30, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,096,000	$63.81
Granted during period	3,000	79.57
Exercised during period	(8,800)	28.08
Forfeited during period	(18,750)	67.45
Expired during period	(750)	67.31
Options outstanding, end of period	1,070,700	$64.09	7.14	$9,926,286
Options exercisable, end of period	227,440	$44.74	4.54	$5,508,007

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2014.  This amount will change as the stock’s market price changes. The total intrinsic value of options exercised during the periods ended September 30, 2014 and 2013 was as follows:

	September 30, 2014	September 30, 2013
Three months ended	$241,819	$1,107,812
Six months ended	$439,479	$2,151,214

As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $16.5 million, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Restricted Stock

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. As of September 30, 2014, 60,390 remain unforfeited. Group A awards will vest on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
$9.25 or less	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of September 30, 2014, 373,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $2.1 million and $1.9 million of compensation expense for the three months ended September 30, 2014 and September 30, 2013, respectively, and recognized approximately $4.0 million and $4.1 million, respectively, for the six months ended September 30, 2014 and September 30, 2013 which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2014, there was approximately $14.1 million of unrecognized compensation cost related to unvested restricted stock awards granted, which is expected to be recognized over the next 2.1 years. In addition there was approximately $6.7 million of unrecognized compensation cost related to unvested restricted stock awards granted, which are not expected to vest based on current estimates. If these estimates change the $6.7 million could be expensed in future periods.

A summary of the status of the Company’s restricted stock as of September 30, 2014, and changes during the six months ended September 30, 2014, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2014	461,959	$76.49
Granted during the period	—	—
Vested during the period	(5,223)	67.70
Forfeited during the period	(15,594)	73.84
Outstanding at September 30, 2014	441,142	$76.69

Total share-based compensation included as a component of net income during the three and six months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$2,000,396	2,643,855	$3,893,217	5,139,768
Share-based compensation related to restricted stock units	2,147,942	1,917,730	3,950,758	4,106,716
Total share-based compensation related to equity classified awards	$4,148,338	4,561,585	$7,843,975	9,246,484

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

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2014 and 2013:

	2014	2013
Number of business combinations	—	1
Number of asset purchases	2	5
Total acquisitions	2	6

Purchase Price	$1,000,875	993,500
Tangible assets:
Net loans	844,742	715,563
Furniture, fixtures & equipment	—	1,500
	844,742	717,063

Excess of purchase prices over carrying value of net tangible assets	$156,133	276,437

Customer lists	146,133	175,598
Non-compete agreements	10,000	30,000
Goodwill	—	70,839

Total intangible assets	$156,133	276,437

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the six months ended September 30, 2014, no acquisitions were recorded as a business combination.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were two acquisitions recorded as asset acquisitions during the six months ended September 30, 2014.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $680.0 million senior notes payable revolving credit facility with borrowings of $559.7 million outstanding on the borrowing facility and a $380,000 standby letter of credit related to workers compensation is outstanding at September 30, 2014. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2014 and it expires on December 31, 2014. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At September 30, 2014 and March 31, 2014, the Company’s effective interest rate, including the commitment fee, was 4.3% and 4.4%, respectively, and the unused amount available under the revolver at September 30, 2014 was $60.4 million, and reflects a reduction in the available borrowings for the full face amount of the standby letter of credit. The Company also had $59.5 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Borrowings under the revolving credit facility mature on November 19, 2015.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2014, the Company has determined that approximately $1.6 million of cumulative undistributed net earnings of SWAC and approximately $16.0 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of September 30, 2014 and March 31, 2014, the Company had $7.5 million and $6.4 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.5 million and $4.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2014, approximately $4.5 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2014, the Company had $852,000 accrued for gross interest, of which $237,000 was a current period end expense.

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

NOTE 10 – COMMITMENT AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and the Company’s response thereto.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit and intends to vigorously defend itself in the matter. On June 25, 2014, the Company filed a motion to dismiss the complaint. On August 12, 2014, lead plaintiff Operating Engineers Construction Industry and Miscellaneous Pension Fund filed an amended complaint. The amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company filed a motion to dismiss the amended complaint on September 16, 2014. On October 21, 2014, the Plaintiff filed a response in opposition to the Company’s motion to dismiss the amended complaint. The Company will file a reply brief in support of its motion to dismiss on or before November 17, 2014, and the Company’s motion to dismiss the amended complaint will be decided by the Court sometime thereafter.

In addition, from time to time the Company is involved in routine litigation matters relating to claims arising out of its operations in the normal course of business, including matters in which damages in various amounts are claimed.

Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial condition. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Average gross loans receivable ¹	$1,187,531	$1,150,564	$1,161,288	$1,121,423
Average net loans receivable ²	865,564	833,032	847,123	814,733

Expenses as a % of total revenue:
Provision for loan losses	23.7%	25.5%	22.1%	22.7%
General and administrative	49.8%	48.0%	50.8%	49.9%
Total interest expense	4.0%	3.5%	3.8%	3.4%
Operating income ³	26.4%	26.5%	27.1%	27.5%

Return on average assets (trailing 12 months)	11.9%	12.2%	11.9%	12.2%

Offices opened or acquired, net	22	20	22	27

Total offices (at period end)	1,293	1,230	1,293	1,230
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses.

Comparison of three months ended September 30, 2014 Versus
three months ended September 30, 2013

Net income decreased by $0.3 million for the three months ended September 30, 2014, or 1.4%, from the three month period ended September 30, 2013.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $0.6 million, or 1.4%, interest expense increased by approximately $0.7 million, or 14.1%, and income tax expense increased by $0.1 million, or 0.8%.

Total revenue rose to $152.6 million during the quarter ended September 30, 2014, a 1.7% increase over the $150.0 million for the corresponding quarter of the previous year. This increase was primarily driven by the 3.9% increase in average net loans. Revenue from the 1,193 offices open throughout both quarterly periods increased by approximately 1.1%.

Interest and fee income for the quarter ended September 30, 2014 increased by $3.5 million, or 2.6%, over the same period of the prior year.  This increase primarily resulted from a $32.5 million, or 3.9%, in average net loans receivable over the two corresponding periods. The interest and fees recognized on our average net loans receivable was negatively impacted during the quarter by an increase in loans 60 days or more past due. The accrual of interest is discontinued when a loan is 60 days past the contractual due date and all unpaid accrued interest is reversed against interest income.

Insurance commissions and other income decreased by approximately $0.9 million, or 5.2%, between the two quarterly periods.  Insurance commissions decreased by approximately $415,000, or 3.3%, during the three months when compared to the same period in the prior year. Other income decreased by approximately $461,000, or 10.8%. This decrease resulted primarily from a decrease in the sales of motor club of $181,000 and a decrease in Paradata revenue of $165,000. Further, the Company has decided to wind down the World Class Buying Club ("WCBC") product over the next several months. The Company will continue to offer the WCBC product until our current inventory is depleted and will continue to service the WCBC receivables outstanding. The WCBC product contributed $1.0 million dollars to other income during the quarter and $3.9 million for the year ended March 31, 2014.

The provision for loan losses during the three months ended September 30, 2014 decreased by $2.0 million, or 5.3%. This decrease is primarily due to a $1.5 million qualitative increase to the provision recorded in the second quarter of fiscal 2014 as well as slower loan growth from June 30, 2014 to September 30, 2014 compared to the same period in the prior year. The impact of the increase in loans 90 days or more past due on the provision was largely offset by the decrease in net charge-offs when comparing the two periods. The percent of loans delinquent 91 days or more on a recency basis as a percent of gross loans also increased from 1.3% as of September 30, 2013 to 3.1% at September 30, 2014. Since the majority of loans 91 days or more past due on a recency basis are reserved 100%, this increase resulted in an increase to the provision expense. Net charge-offs as a percentage of average net loans decreased from 15.4% to 10.1% (annualized) when comparing the two quarter end periods. The Company's delinquencies and net charge-off ratios were significantly impacted by a change to the branch level incentive plan that became effective July 1, 2014. The change will allow managers to continue collection efforts on accounts that are 90 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 90 days or more past due and lower charge-offs during the current quarter. The Company's policy of charging off loans where we have not received a full contractual payment in 180 days has not changed. Accounts that were 61+ days past due increased from 3.6% to 5.2% of gross loans on a recency basis and increased from 5.3% to 7.0% on a contractual basis when comparing the two quarter-end statistics. When excluding the impact of payroll deduct loans in Mexico, the accounts 61+ days past due were 4.7% on a recency basis and 6.3% on a contractual basis.

General and administrative expenses for the quarter ended September 30, 2014 increased by $4.1 million, or 5.8% over the same quarter of fiscal 2014. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 0.6% when comparing the two periods. General and administrative expense was negatively impacted during the current quarter due to a $1.2 million loss that was the result of a fraud discovered in one of our branches. The total general and administrative expense as a percent of total revenue was 49.8% for the three months ended September 30, 2014 and was 48.0% for the three months ended September 30, 2013.

Interest expense increased by approximately $0.7 million when comparing the two corresponding quarterly periods as a result of a 18.4% increase in the average debt balance.  The effective interest rate was 4.3% and 4.5% for the quarters ended September 30, 2014 and September 30, 2013.

The Company’s effective income tax rate increased to 38.0% for the quarter ended September 30, 2014 compared to 37.5% for the prior year quarter. The increase was primarily due to the increase in reserves related to Mexican Subpart F income and state refund claims in the current period.

As mentioned above, management made a decision to wind down the WCBC product during the quarter. The Company will continue to service the existing WCBC loan portfolio and originate new WCBC loans to the extent that we have remaining inventory. The WCBC loans contributed $500,000 to interest and fees and resulted in net charge-offs of $730,000 for the quarter ended September 30, 2014 and $2.3 million and $4.4 million, respectively, for the year ended March 31, 2014. There was approximately $1.7 million in inventory remaining at September 30, 2014.

Comparison of six months ended September 30, 2014 Versus
six months ended September 30, 2013

Net income decreased to $43.8 million for the six months ended September 30, 2014, or 1.9%, from the six month period ended September 30, 2013.  Operating income increased approximately $0.9 million, or 1.2%, interest expense increased by approximately $1.6 million, or 16.4%, and income tax expense increased by $0.2 million, or 0.6%.

Total revenue rose to $302.9 million during the six month period ended September 30, 2014, a 2.6% increase over the $295.2 million for the corresponding period of the previous year. This increase was primarily driven by the 4.0% increase in average net loans. Revenue from the 1,193 offices open throughout both six month periods increased by approximately 1.9%.

Interest and fee income for the six months ended September 30, 2014 increased by $9.9 million, or 3.8%, over the same period of the prior year.  This increase resulted from a $32.4 million increase, or 4.0%, in average net loans receivable over the two corresponding periods.

Insurance commissions and other income decreased by approximately $2.3 million, or 6.6%, between the two six month periods. Insurance commissions decreased by approximately $1.1 million, or 4.2%, during the six months when compared to the same period in the prior year. Other income decreased by approximately $1.2 million, or 13.3%. This decrease resulted primarily from a decrease in the sales of motor club of $380,000, and a decrease in revenue from Paradata of $341,000.

The provision for loan losses during the six months ended September 30, 2014 increased by $0.2 million, or 0.2%. This increase resulted from an increase in the amount of loans 90 days or more past due partially offset by lower charge-offs and lower growth in the the period ended September 30, 2014. The period ended September 30, 2013 also included a $1.5 million qualitative adjustment. Net charge-offs as a percentage of average net loans decreased from 14.5% to 11.4% (annualized) when comparing the two six month periods. Delinquencies and net charge-offs were impacted by a change in branch level incentives as discussed above.

General and administrative expenses for the six months ended September 30, 2014 increased by $6.5 million, or 4.4% over the same period of fiscal 2014. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.8% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 50.8% for the six months ended September 30, 2014 and was 49.9% for the six months ended September 30, 2013. General and administrative expense was negatively impacted during the current quarter due to a $1.2 million loss that was the result of a fraud discovered in one of our branches.

Interest expense increased by approximately $1.6 million when comparing the two corresponding six month periods as a result of a 21.0% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 4.5% to 4.3% during the current period.

The Company’s effective income tax rate increased to 37.8% for the six months ended September 30, 2014 compared to 37.2% for the prior year period. The increase was primarily due to the increase in reserves related to Mexican Subpart F income and state refund claims in the current period.

Regulatory Matters - CFPB Investigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer
Financial Protection Bureau (the “CFPB”). The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. The Company has provided all of the information it believes was requested by the CID within the deadlines specified by the CID. While the Company has received no formal response from the CFPB to date, outside counsel for the Company has been in communication with the CFPB staff, who have confirmed that our information remains under review and at this time the CFPB does not require any other documentation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” in the Company’s Form 10-K for the year ended March 31, 2014 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of recent and any future increases under its revolving credit facility (described further below) to fund additional stock repurchases.  As of November 6, 2014, the Company has $13.4 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 50 branches in the United States and 20 branches in Mexico during fiscal 2015. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2014. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company completed two acquisition during the first six months of fiscal 2015. Gross loans receivable purchased in these transaction were approximately $1.1 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility was amended September 2013 to extend its term through November 19, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the six months ended September 30, 2014, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.3%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On September 30, 2014, $559.7 million was outstanding under this facility, and there was $60.4 million of unused borrowing availability under the borrowing base limitations. The Company also has $59.5 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreement contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contain certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these covenants as of September 30, 2014 and does not believe that these covenants will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices for the next 12 months and for the foreseeable future beyond that. Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2014, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, including, but not limited to, any disclosures in Part II, Item 1A, “Risk Factors” in any of the Company’s Forms 10-Q for quarters ended during fiscal 2015), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility.  The Company has successfully obtained such increases in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

Share Repurchase Program

The Company's historical long-term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and intend to continue to use our cash flow and excess capital to selectively repurchase shares, assuming that the repurchased shares are accretive to earnings per share, which should provide better returns for shareholders in the future.  We prefer share repurchases to dividends for several reasons.  First, repurchasing shares should increase the value of the remaining shares.  Second, repurchasing shares as opposed to dividends provides shareholders the option to defer taxes by electing to not sell any of their holdings.  Finally, repurchasing shares provides shareholders with maximum flexibility to increase, maintain or decrease their ownership depending on their view of the value of the Company's shares, whereas a dividend does not provide this flexibility.
Since 1996, the Company has repurchased approximately 17.4 million shares for an aggregate purchase price of approximately $797.3 million. As of September 30, 2014 our debt outstanding was $559.7 million and our shareholders' equity was $293.6 million, resulting in a debt-to-equity ratio of 1.9:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue selectively repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
Historically, management has filed a Form 8-K with the SEC to announce any new authorization the Board of Directors has given regarding stock repurchases.  Management plans to continue to make filings with the SEC or otherwise publicly announce future stock repurchase authorizations.  When we have Board authorization to repurchase shares, we have historically repurchased shares in the open market and in accordance with applicable regulations regarding company repurchase programs and our own self-imposed trading policies.  As mentioned above, when we have excess capital and the market price of our stock is trading at a level that is accretive to earnings per share, we anticipate that we will continue selective repurchases.
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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); and changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on From 10-K for the fiscal year ended March 31, 2014 filed with the SEC, and in the Company’s other reports filed with , or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2014, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $559.7 million at September 30, 2014.  Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus 3.0%.

Based on the outstanding balance at September 30, 2014, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 9.0% and 8.6% of total revenue during the six months ended September 30, 2014 and 2013, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2014 was a loss of approximately $2.2 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $57.1 million and $57.4 million at September 30, 2014 and 2013, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of September 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$867,050,137	$872,245,369	$878,595,068
% change from base amount	(0.60)%	—%	0.73%
$ change from base amount	$(5,195,232)	$—	$6,349,699

	As of September 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$837,038,120	$842,257,587	$848,636,915
% change from base amount	(0.62)%	—%	0.76%
$ change from base amount	$(5,219,467)	$—	$6,379,328

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the six months ended September 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$43,647,160	$43,828,677	$44,050,531
% change from base amount	(0.41)%	—%	0.51%
$ change from base amount	$(181,517)	$—	$221,854

	For the six months ended September 30, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$44,414,428	$44,676,970	$44,997,855
% change from base amount	(0.59)%	—%	0.72%
$ change from base amount	$(262,542)	$—	$320,885

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
The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three months ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2014	65,000	$81.61	5,304,816	$21,633,230
August 1 through August 31, 2014	99,292	82.58	8,199,211	13,434,019
September 1 through September 30, 2014	—	—	—	13,434,019

Total for the quarter	164,292	82.20	13,504,027

Item 5.Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number		Description	Previous Exhibit Number	Company Registration No. or Report
3.1		Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2		Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1		Specimen Share Certificate	4.1	33-42879
4.2		Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3		Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K
4.4		Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5		First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6		Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7		Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K
4.8		Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 6, 2013	10.1	9-9-13 8-K
4.9		Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated March 17, 2014	10.1	3-19-14 8-K
4.10		Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.11		Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.12		Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended September 30, 2014, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014;
	(ii)	Consolidated Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013;
	(iii)	Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2014 and September 30, 2013;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2014 and the six months ended September 30, 2014;
	(v)	Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer
Date:	November 10, 2014

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	November 10, 2014