Form 10-Q
period 2014-12-31
WORLD ACCEPTANCE CORP
filed 2015-02-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

The number of outstanding shares of the issuer’s no par value common stock as of February 4, 2015 was 9,531,472.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$16,777,536	19,569,683
Gross loans receivable	1,262,617,971	1,112,307,335
Less:
Unearned interest and fees	(344,992,646)	(298,387,520)
Allowance for loan losses	(85,018,499)	(63,254,940)
Loans receivable, net	832,606,826	750,664,875
Property and equipment, net	26,058,829	24,826,238
Deferred income taxes	41,382,087	33,514,189
Other assets, net	11,972,598	11,707,639
Goodwill	6,121,458	5,967,127
Intangible assets, net	3,429,929	3,777,810
Total assets	$938,349,263	850,027,561

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	591,950,000	505,500,000
Income taxes payable	6,002,018	9,521,285
Accounts payable and accrued expenses	27,327,059	27,650,955
Total liabilities	625,279,077	542,672,240
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,514,767 and 10,262,384 shares at December 31, 2014 and March 31, 2014, respectively	—	—
Additional paid-in capital	133,711,408	118,365,503
Retained earnings	192,008,222	193,095,944
Accumulated other comprehensive loss, net	(12,649,444)	(4,106,126)
Total shareholders' equity	313,070,186	307,355,321

Total liabilities and shareholders' equity	$938,349,263	850,027,561

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Revenue:
Interest and fee income	$137,407,283	142,213,442	$408,300,500	403,201,740
Insurance commissions and other income	16,240,103	18,280,069	48,213,500	52,520,477
Total revenue	153,647,386	160,493,511	456,514,000	455,722,217

Expenses:
Provision for loan losses	38,292,746	41,115,932	105,346,744	108,006,774
General and administrative expenses:
Personnel	50,197,847	49,393,327	155,380,176	151,837,113
Occupancy and equipment	10,403,848	9,702,506	30,840,643	28,773,715
Advertising	7,747,085	7,316,674	14,337,598	13,089,315
Amortization of intangible assets	176,240	244,940	566,415	822,107
Other	12,056,991	10,640,905	33,215,263	30,001,379
Total general and administrative expenses	80,582,011	77,298,352	234,340,095	224,523,629

Interest expense	6,037,638	5,545,956	17,628,488	15,503,201
Total expenses	124,912,395	123,960,240	357,315,327	348,033,604

Income before income taxes	28,734,991	36,533,271	99,198,673	107,688,613

Income taxes	10,244,992	13,579,366	36,879,998	40,057,738

Net income	$18,489,999	22,953,905	$62,318,675	67,630,875

Net income per common share:
Basic	$2.04	2.14	$6.76	6.10
Diluted	$2.01	2.10	$6.64	5.98

Weighted average common shares outstanding:
Basic	9,043,190	10,710,327	9,225,205	11,079,819
Diluted	9,208,808	10,949,679	9,391,033	11,316,233

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net income	$18,489,999	22,953,905	$62,318,675	67,630,875
Foreign currency translation adjustments	(6,303,807)	320,225	(8,543,318)	(3,704,498)
Comprehensive income, net	$12,186,192	23,274,130	$53,775,357	63,926,377

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510

Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)

Restricted common stock expense under stock option plan, net of cancellations ($792,073)	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—	—	9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (72,400 shares), including tax benefits of $601,875	3,141,956	—	—	3,141,956

Common stock repurchases (800,291 shares)	—	(63,406,397)	—	(63,406,397)

Restricted common stock expense under stock option plan, net of cancellations ($303,818)	5,665,715	—	—	5,665,715
Stock option expense	6,538,234	—		6,538,234
Other comprehensive loss	—	—	(8,543,318)	(8,543,318)
Net income	—	62,318,675	—	62,318,675

Balances at December 31, 2014	$133,711,408	192,008,222	(12,649,444)	313,070,186

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2014	2013
Cash flow from operating activities:
Net income	$62,318,675	67,630,875
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	566,415	822,107
Amortization of loan costs and discounts	304,303	295,655
Provision for loan losses	105,346,744	108,006,774
Depreciation	4,893,122	4,708,254
Deferred income tax benefit	(8,674,410)	(10,037,348)
Compensation related to stock option and restricted stock plans, net of taxes	12,203,949	11,596,771
Change in accounts:
Other assets, net	(316,358)	(692,803)
Income taxes payable	(3,469,399)	(7,357,996)
Accounts payable and accrued expenses	(49,435)	27,438
Net cash provided by operating activities	173,123,606	174,999,727
Cash flows from investing activities:
Increase in loans receivable, net	(192,461,044)	(230,060,722)
Net assets acquired from office acquisitions, primarily loans	(1,352,037)	(774,549)
Increase in intangible assets from acquisitions	(372,865)	(281,437)
Purchases of property and equipment	(6,602,376)	(5,432,662)
Net cash used in investing activities	(200,788,322)	(236,549,370)
Cash flow from financing activities:
Borrowings from senior note payable	258,521,600	346,140,000
Payments on senior note payable	(172,071,600)	(163,140,000)
Proceeds from exercise of stock options	2,540,081	6,706,128
Loan cost associated with revolving line of credit	(337,500)	—
Repurchase of common stock	(63,406,397)	(121,995,651)
Excess tax benefits from exercise of stock options	601,875	1,940,209
Net cash provided by (used in) financing activities	25,848,059	69,650,686
Effects of exchange-rate changes on cash and cash equivalents	(975,490)	(338,654)
Net change in cash and cash equivalents	(2,792,147)	7,762,389
Cash and cash equivalents at beginning of period	19,569,683	11,625,365
Cash and cash equivalents at end of period	$16,777,536	19,387,754

Supplemental Disclosures:
Interest paid during the period	16,978,337	14,405,275
Income taxes paid during the period	49,123,565	55,512,654

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2014 and 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2014, and for the three and nine months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2014, and the results of operations and cash flows for the periods ended December 31, 2014 and 2013, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Revenue from Contracts with Customers

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-15, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$16,777,536	$16,777,536	$19,569,683	$19,569,683
Level 3 inputs
Loans receivable, net	832,606,826	832,606,826	750,664,875	750,664,875
LIABILITIES
Level 3 inputs
Senior notes payable	591,950,000	591,950,000	505,500,000	505,500,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2014 or March 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$81,817,578	67,608,005	$63,254,940	59,980,842
Provision for loan losses	38,292,746	41,115,932	105,346,744	108,006,774
Loan losses	(37,978,106)	(37,278,133)	(93,210,529)	(102,654,004)
Recoveries	3,589,412	3,117,923	10,616,382	9,565,901
Translation adjustment	(703,131)	38,518	(989,038)	(297,268)
Balance at end of period	$85,018,499	74,602,245	$85,018,499	74,602,245

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$6,269,715	—	6,269,715
91 days or more delinquent, excluding bankruptcy	55,570,991	—	55,570,991
Loans less than 91 days delinquent and not in bankruptcy	—	1,200,777,265	1,200,777,265
Gross loan balance	61,840,706	1,200,777,265	1,262,617,971
Unearned interest and fees	(16,463,051)	(328,529,595)	(344,992,646)
Net loans	45,377,655	872,247,670	917,625,325
Allowance for loan losses	(45,377,655)	(39,640,844)	(85,018,499)
Loans, net of allowance for loan losses	$—	832,606,826	832,606,826

March 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,878,825	—	5,878,825
91 days or more delinquent, excluding bankruptcy	28,186,637	—	28,186,637
Loans less than 91 days delinquent and not in bankruptcy	—	1,078,241,873	1,078,241,873
Gross loan balance	34,065,462	1,078,241,873	1,112,307,335
Unearned interest and fees	(7,269,147)	(291,118,373)	(298,387,520)
Net loans	26,796,315	787,123,500	813,919,815
Allowance for loan losses	(26,796,315)	(36,458,625)	(63,254,940)
Loans, net of allowance for loan losses	$—	750,664,875	750,664,875

December 31, 2013	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Bankruptcy, gross loans	$5,751,373	—	5,751,373
91 days or more delinquent, excluding bankruptcy	33,175,053	—	33,175,053
Loans less than 91 days delinquent and not in bankruptcy	—	1,225,131,885	1,225,131,885
Gross loan balance	38,926,426	1,225,131,885	1,264,058,311
Unearned interest and fees	(9,029,631)	(338,303,927)	(347,333,558)
Net loans	29,896,795	886,827,958	916,724,753
Allowance for loan losses	(29,896,795)	(44,705,450)	(74,602,245)
Loans, net of allowance for loan losses	$—	842,122,508	842,122,508

The following is an assessment of the credit quality for the period indicated:

	December 31, 2014	March 31, 2014	December 31, 2013
Credit risk
Consumer loans- non-bankrupt accounts	$1,256,348,256	1,106,428,510	1,258,306,938
Consumer loans- bankrupt accounts	6,269,715	5,878,825	5,751,373
Total gross loans	$1,262,617,971	1,112,307,335	1,264,058,311

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,177,925,160	1,053,037,073	1,200,269,825
Contractual non-performing, 61 or more days delinquent	84,692,811	59,270,262	63,788,486
Total gross loans	$1,262,617,971	1,112,307,335	1,264,058,311

Delinquent refinance	$27,027,353	22,907,734	25,549,569

Credit risk profile based on customer type
New borrower	$189,297,996	151,025,603	187,601,560
Former borrower	131,854,445	102,514,264	119,609,101
Refinance	914,438,177	835,859,734	931,298,081
Delinquent refinance	27,027,353	22,907,734	25,549,569
Total gross loans	$1,262,617,971	1,112,307,335	1,264,058,311

The following is a summary of the past due receivables as of:

	December 31, 2014	March 31, 2014	December 31, 2013
Contractual basis:
30-60 days past due	$44,649,718	37,713,414	45,956,945
61-90 days past due	28,227,745	30,607,515	30,224,306
91 days or more past due	56,465,066	28,662,747	33,564,180
Total	$129,342,529	96,983,676	109,745,431

Percentage of period-end gross loans receivable	10.2%	8.7%	8.7%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding (denominator)	9,043,190	10,710,327	9,225,205	11,079,819

Diluted:
Weighted average common shares outstanding	9,043,190	10,710,327	9,225,205	11,079,819
Dilutive potential common shares stock options	165,618	239,352	165,828	236,414
Weighted average diluted shares outstanding (denominator)	9,208,808	10,949,679	9,391,033	11,316,233

Options to purchase 558,620 and 119,538 shares of common stock at various prices were outstanding during the three months ended December 31, 2014 and 2013 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

Options to purchase 595,724 and 376,177 shares of common stock at various prices were outstanding during the nine months ended December 31, 2014 and 2013 respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

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

The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded that these errors, individually and in the aggregate, were immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported basic and diluted earnings per share as shown in the following table:

	Three months ended December 31, 2013		Nine months ended December 31, 2013		Year Ended March 31, 2014
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net income (numerator)	22,953,905	22,953,905	67,630,875	67,630,875	106,607,932	106,607,932

Basic:
Weighted average common shares outstanding (denominator)	11,203,826	10,710,327	11,610,318	11,079,819	11,391,706	10,876,557

Diluted:
Weighted average common shares outstanding	11,203,826	10,710,327	11,610,318	11,079,819	11,391,706	10,876,557
Dilutive potential restricted stock and stock options	388,812	239,352	359,748	236,414	349,599	229,153
Weighted average common shares outstanding (denominator)	11,592,638	10,949,679	11,970,066	11,316,233	11,741,305	11,105,710

Net income per common share:
Basic	2.05	2.14	5.83	6.10	9.36	9.80
Diluted	1.98	2.10	5.65	5.98	9.08	9.60
The corrections have no impact on the Company’s consolidated balance sheets, net income, consolidated statement of comprehensive income, consolidated statements of shareholders equity, or consolidated statements of cash flows.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2014, there were a total of 195,808 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2014 were $34.38 and $34.53. The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2013 was $44.41. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Dividend Yield	—%	—%	—%	—%
Expected Volatility	44.53%	54.62%	44.67%	54.62%
Average risk-free rate	1.77%	1.52%	1.77%	1.52%
Expected Life	6.1 years	5.5 years	6.1 years	5.5 years

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

Option activity for the nine months ended December 31, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,096,000	$63.81
Granted during period	192,525	76.56
Exercised during period	(72,400)	35.08
Forfeited during period	(36,290)	69.06
Expired during period	(750)	67.31
Options outstanding, end of period	1,179,085	$67.50	7.48	$16,062,563
Options exercisable, end of period	429,797	$55.53	5.88	$10,651,453

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2014.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
Three months ended	$2,534,147	$6,821,396
Nine months ended	$2,973,627	$8,972,609

As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $19.7 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

Restricted Stock

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. As of December 31, 2014, 60,390 remain unforfeited. Group A awards will vest on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of December 31, 2014, 373,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and 3,249 , net of forfeits, vested on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock vested on November 7, 2013 and one-third of the restricted stock vested on November 7, 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The remaining unforfeited 5,223 shares vested on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $2.0 million and $0.3 million of compensation expense for the three months ended December 31, 2014 and December 31, 2013, respectively, and recognized approximately $6.0 million and $4.4 million of compensation expense for the nine months ended December 31, 2014 and December 31, 2013, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2014, there was approximately $11.9 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which is expected to be recognized over the next 1.8 years based on current estimates. In addition there was approximately $6.7 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which are not expected to vest based on current estimates. If these estimates change, the $6.7 million will be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of December 31, 2014, and changes during the nine months ended December 31, 2014, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2014	461,959	$76.49
Granted during the period	—	—
Vested during the period	(12,615)	67.70
Forfeited during the period	(15,594)	73.84
Outstanding at December 31, 2014	433,750	$76.84

Total share-based compensation included as a component of net income during the periods ended December 31, 2014 and 2013 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$2,645,017	2,884,602	$6,538,234	8,024,370
Share-based compensation related to restricted stock units	2,018,775	257,758	5,969,533	4,364,474
Total share-based compensation related to equity classified awards	$4,663,792	3,142,360	$12,507,767	12,388,844

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

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2014 and 2013:

	2014	2013
Number of business combinations	2	1
Number of asset purchases	2	6
Total acquisitions	4	7

Purchase Price	$1,724,901	1,055,986
Tangible assets:
Net loans	1,348,037	773,049
Furniture, fixtures & equipment	4,000	1,500
	1,352,037	774,549

Excess of purchase prices over carrying value of net tangible assets	$372,864	281,437

Customer lists	198,533	175,598
Non-compete agreements	20,000	35,000
Goodwill	154,331	70,839

Total intangible assets	$372,864	281,437

When the acquisition results in a new office, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the office location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the nine months ended December 31, 2014, two acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  There were two acquisitions recorded as asset acquisitions during the nine months ended December 31, 2014.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $680.0 million senior notes payable revolving credit facility with borrowings of $592.0 million outstanding on the borrowing facility and a $380,000 standby letter of credit related to workers compensation is outstanding at December 31, 2014. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2014 and it expires on December 31, 2015. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At December 31, 2014 and March 31, 2014, the Company’s effective interest rate, including the commitment fee, was 4.3% and 4.4%, respectively, and the unused amount available under the revolver at December 31, 2014 was $71.3 million. The Company also had $16.4 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment.  Under its terms, the revolving credit facility will reduce from $680.0 million to $630.0 million at June 15, 2015 and borrowings under the remaining $630.0 million revolving credit facility will mature on June 15, 2016.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2014, the Company has determined that approximately $1.7 million of cumulative undistributed net earnings of SWAC and approximately $18.6 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of December 31, 2014 and March 31, 2014, the Company had $7.6 million and $6.4 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.8 million and $4.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2014, approximately $4.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2014, the Company had $822,000 accrued for gross interest, of which $356,000 was a current period-end expense for the nine months ended December 31, 2014.

The Company is subject to U.S. and Mexican income taxes as well as income taxation by various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011, although carry forward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

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

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit and intends to vigorously defend itself in the matter. On June 25, 2014, the Company filed a motion to dismiss the complaint. On August 12, 2014, lead plaintiff Operating Engineers Construction Industry and Miscellaneous Pension Fund filed an amended complaint. The amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company filed a motion to dismiss the amended complaint on September 16, 2014. On October 21, 2014, the Plaintiff filed a response in opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply brief in support of its motion to dismiss on November 17, 2014 and is awaiting a decisions from the Court on its motion to dismiss.

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
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Average gross loans receivable ¹	$1,216,642	1,202,204	1,180,154	1,149,554
Average net loans receivable ²	886,374	869,542	860,311	834,004

Expenses as a % of total revenue:
Provision for loan losses	24.9%	25.6%	23.1%	23.7%
General and administrative	52.4%	48.2%	51.3%	49.3%
Total interest expense	3.9%	3.5%	3.9%	3.4%
Operating income ³	22.6%	26.2%	25.6%	27.0%

Return on average assets (trailing 12 months)	11.2%	12.1%	11.2%	12.1%

Offices opened or acquired, net	21	18	43	45

Total offices (at period end)	1,314	1,248	1,314	1,248
________________________________________________________________________

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenue less provision for loan losses and general and administrative expenses.

Comparison of three months ended December 31, 2014 Versus
three months ended December 31, 2013

Net income decreased by $4.5 million for the three months ended December 31, 2014, or 19.4%, from the three month period ended December 31, 2013.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased approximately $7.3 million, or 17.4%, interest expense increased by approximately $0.5 million, or 8.9%, and income tax expense decreased by $3.3 million, or 24.6%.

Total revenue decreased $6.8 million, or 4.3%, to $153.6 million during the quarter ended December 31, 2014 from $160.5 million for the corresponding quarter of the previous year. Revenue from the 1,193 offices open throughout both quarterly periods decreased by approximately 5.6%.

Interest and fee income for the quarter ended December 31, 2014 decreased by $4.8 million, or 3.4%, over the same period of the prior year.  The interest and fees recognized on our average net loans receivable were negatively impacted during the quarter by an increase in loans 60 days or more past due. We experienced a 0.8% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the quarter were also negatively impacted by a continued shift in the mix of our loan portfolio to larger, lower yielding loans, as well as lower volumes. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate quarter over quarter, as well as payments not being received from a union in the Guerrero region. The move in the exchange rate had a negative impact of approximately $855,000 on the current quarter’s revenue compared to the prior year.

Insurance commissions and other income decreased by approximately $2.0 million, or 11.2%, between the two quarterly periods.  Insurance commissions decreased by approximately $0.9 million, or 6.3%, during the three months when compared to the same period in the prior year. Other income decreased by approximately $1.2 million, or 25.1%. This decrease resulted primarily from a decrease in World Class Buying Club ("WCBC") sales revenue of $560,000 and a decrease in the sales of motor club of $343,000. As disclosed in the prior quarter, the Company has decided to wind down the WCBC product over the next several months. The Company will continue to offer the WCBC product until our remaining inventory of approximately $900,000 at December 31,2014 is depleted and will continue to originate new WCBC loans on this inventory and service the WCBC receivables outstanding. The WCBC product contributed $830,000 to other income during the quarter and $3.9 million for the year ended March 31, 2014. The WCBC loans contributed $490,000 to interest and fees and resulted in net charge-offs of $880,000 for the quarter ended December 31, 2014 and $2.3 million and $4.1 million, respectively, for the year ended March 31, 2014.

The provision for loan losses during the three months ended December 31, 2014 decreased by $2.8 million, or 6.9%. This decrease is primarily due to slower loan growth and a smaller increase in accounts 90 days or more past due from September 30, 2014 to December 31, 2014 compared to the same period in the prior year. Accounts delinquent 60 days or more on a recency basis increased from 3.2% at December 31, 2013 to 5.0% at December 31, 2014. We believe increase in delinquent accounts is primarily due to the change in branch level incentives discussed in the second quarter. The accounts delinquent 60 days or more on a recency basis decreased from 5.2% at September 30, 2014. Net charge-offs as a percentage of average net loans decreased from 15.7% to 15.5% (annualized) when comparing the two quarter end periods. When excluding the impact of payroll deduct loans in Mexico, the accounts 60 days or more past due were 4.5% on a recency basis and 6.1% on a contractual basis.

General and administrative expenses for the quarter ended December 31, 2014 increased by $3.3 million, or 4.2% over the same quarter of fiscal 2014. General and administrative expenses for the prior year quarter included the reversal of $2.9 million (pre-tax) of accrued compensation related expense due to the resignation of the Company’s previous COO in November of 2013. The Company also experienced higher legal expense during the quarter primarily related to our response to a class action complaint filed in April of 2014. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.9% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 52.4% for the three months ended December 31, 2014 and was 48.2% for the three months ended December 31, 2013.

Interest expense increased by approximately $0.5 million when comparing the two corresponding quarterly periods as a result of a 6.6% increase in the average debt balance.  The effective interest rate was 4.3% and 4.2% for the quarters ended December 31, 2014 and December 31, 2013.

The Company’s effective income tax rate decreased to 35.7% for the quarter ended December 31, 2014 compared to 37.2% for the prior year quarter. The decrease was primarily due to the extension of several tax credits that were claimed in the current quarter that were not claimed in prior quarters and an increase in Mexican permanent items expected to be claimed in the current year.

Comparison of nine months ended December 31, 2014 Versus
nine months ended December 31, 2013

Net income decreased to $62.3 million for the nine months ended December 31, 2014, or 7.9%, from the nine month period ended December 31, 2013.  Operating income decreased approximately $6.4 million, or 5.2%, interest expense increased by approximately $2.1 million, or 13.7%, and income tax expense decreased by $3.2 million, or 7.9%.

Total revenue rose slightly to $456.5 million during the nine month period ended December 31, 2014, a 0.2% increase over the $455.7 million for the corresponding period of the previous year. This increase was primarily driven by the 3.2% increase in average net loans. Revenue from the 1,193 offices open throughout both nine month periods decreased by approximately 0.7%.

Interest and fee income for the nine months ended December 31, 2014 increased by $5.1 million, or 1.3%, over the same period of the prior year.  This increase resulted from a 0.7% increase in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our US and traditional Mexican loans.

Insurance commissions and other income decreased by approximately $4.3 million, or 8.2%, between the two nine month periods. Insurance commissions decreased by approximately $1.9 million, or 4.9%, during the nine months when compared to the same period in the prior year. Other income decreased by approximately $2.4 million, or 17.3%. This decrease resulted primarily from a decrease in the sales of motor club of $720,000, a decrease in WCBC sales revenue of $632,000, and a decrease in revenue from Paradata of $309,000.

The provision for loan losses during the nine months ended December 31, 2014 decreased by $2.7 million, or 2.5%.This decrease resulted from lower charge-offs and lower growth in the period ended December 31, 2014, partially offset by an increase in the amount of loans 90 days or more past due. The period ended December 31, 2013 also included a $1.5 million qualitative adjustment. Net charge-offs as a percentage of average net loans decreased from 14.9% to 12.8% (annualized) when comparing the two nine month periods. Delinquencies and net charge-offs were impacted by a change in branch level incentives as discussed in the second quarter.

General and administrative expenses for the nine months ended December 31, 2014 increased by $9.8 million, or 4.4% over the same period of fiscal 2014. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 0.9% when comparing the two periods.  The total general and administrative expense as a percent of total revenue was 51.3% for the nine months ended December 31, 2014 and was 49.3% for the nine months ended December 31, 2013. General and administrative expense was negatively impacted during the current year due to a $1.2 million loss that was the result of a fraud discovered in one of our branches. Further, the prior year period included the reversal of $2.9 million of accrued compensation related expense due to the resignation of the Company’s previous COO.
Interest expense increased by approximately $2.1 million when comparing the two corresponding nine month periods as a result of a 16.1% increase in the average debt balance, partially offset by a decrease in the effective interest rate.  The effective interest rate decreased from 4.4% to 4.3% during the current period.

The Company’s effective income tax rate was 37.2% for both the nine month periods ended December 31, 2014 and December 31, 2013.

Regulatory Matters

CFPB Investigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer
Financial Protection Bureau (the “CFPB”). The CID states that “[t]he purpose of this investigation is to determine whether finance companies or other unnamed persons have been or are engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The CID contains broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. The Company has provided all of the information it believes was requested by the CID within the deadlines specified by the CID. While the Company has received no formal response from the CFPB to date, outside counsel for the Company has been in communication with the CFPB staff, who have confirmed that our information remains under review and at this time the CFPB does not require any other documentation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2014 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

New Mexico Rate Cap Bills

On February 4, 2015, Members of the New Mexico House Regulatory and Public Affairs subcommittee tabled measures that would have led to the introduction of House Bill 36 and House Bill 24 which were to propose a 36% rate cap on all financial lending products. The Company, through its state and federal trade associations, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. As discussed further in the Company's report on Form 10-K for the fiscal year ended March 31, 2014 and the Company's other reports filed with or furnished to the SEC from time to time, the Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes.  See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2014 for more information regarding these regulations and related risks.

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

The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  Subject to appropriate authorizations, the Company may use a substantial portion of its liquidity to fund additional stock repurchases.  As of February 4, 2015 (including pending repurchase orders subject to settlement), the Company has $8.1 million in aggregate remaining repurchase capacity under all of the Company’s outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 50 branches in the United States and 20 branches in Mexico during fiscal 2015. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2014. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company completed four acquisitions during the first nine months of fiscal 2015. Gross loans receivable purchased in these transactions were approximately $1.7 million in the aggregate at the date of purchase.  The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a $680.0 million base credit facility with a syndicate of banks.  The credit facility was amended in November of 2014 to extend its term through June 15, 2016.  As amended the base credit facility will reduce from $680 million to $630 million on June 15, 2015.  Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 3.0% per annum with a minimum 4.0% interest rate.  During the nine months ended December 31, 2014, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.3%.   The Company pays a commitment fee equal to 0.40% per annum of the daily unused portion of the commitments unless the unused portion equals or exceeds 55% of the commitments, in which case the fee increases to 0.50% per annum.  Amounts outstanding under the revolving credit facility may not exceed specified percentages of eligible loans receivable.  On December 31, 2014, $592.0 million was outstanding under this facility, and there was $71.3 million of unused borrowing availability under the borrowing base limitations. The Company also has $16.4 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

The Company's credit agreement contain a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contains certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company believes that it was in compliance with these covenants as of December 31, 2014 and does not believe that these covenants will materially limit its business and expansion strategy.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2014, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility or additional sources of financing.  The Company has successfully obtained such additional capacity in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed.

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
Since 1996, the Company has repurchased approximately 17.4 million shares for an aggregate purchase price of approximately $797.3 million. As of December 31, 2014 our debt outstanding was $592.0 million and our shareholders' equity was $313.1 million, resulting in a debt-to-equity ratio of 1.9:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on From 10-K for the Fiscal year ended March 31, 2014 files with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2014, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $592.0 million at December 31, 2014.  Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus 3.0%.

Based on the outstanding balance at December 31, 2014, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.0 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.9% and 8.3% of total revenue during the nine months ended December 31, 2014 and 2013, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2014 was a loss of approximately $8.5 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $51.0 million and $50.3 million at December 31, 2014 and 2013, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of December 31, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$827,967,117	$832,606,826	$838,277,588
% change from base amount	(0.56)%	—%	0.68%
$ change from base amount	$(4,639,709)	$—	$5,670,762

	As of December 31, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$837,546,247	$842,122,508	$847,715,734
% change from base amount	(0.54)%	—%	0.66%
$ change from base amount	$(4,576,261)	$—	$5,593,226

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$61,886,633	$62,318,674	$62,846,728
% change from base amount	(0.69)%	—%	0.85%
$ change from base amount	$(432,041)	$—	$528,054

	For the nine months ended December 31, 2013
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$67,170,370	$67,630,875	$68,193,711
% change from base amount	(0.68)%	—%	0.83%
$ change from base amount	$(460,505)	$—	$562,836

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The Company did not repurchase any of its common stock during the three months ended December 31, 2014.

Item 5.Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number		Description	Previous Exhibit Number	Company Registration No. or Report
3.1		Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2		Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1		Specimen Share Certificate	4.1	33-42879
4.2		Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3		Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K
4.4		Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5		First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6		Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7		Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K
4.8		Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-9-13 8-K
4.9		Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	3-19-14 8-K
4.9		Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-14 8-K
4.10		Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.11		Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.12		Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended December 31, 2014, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014;
	(ii)	Consolidated Statements of Operations for the nine months ended December 31, 2014 and December 31, 2013;
	(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and December 31, 2013;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2014 and the nine months ended December 31, 2014;
	(v)	Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and December 31, 2013; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer
Date:	February 6, 2015

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	February 6, 2015