Form 10-K
period 2015-03-31
WORLD ACCEPTANCE CORP
filed 2015-06-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2014, computed by reference to the closing sale price on such date, was $444,563,910.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 29, 2015, 8,992,368 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2015 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in fifteen states and Mexico as of March 31, 2015.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires or when used with reference to the Common Stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2016” are to the Company’s fiscal year that will end on March 31, 2016; all references in this report to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015; all references to “fiscal 2014” are to the Company’s fiscal year ending March 31, 2014; and all references to “fiscal 2013” are to the Company’s fiscal year ending March 31, 2013.

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

General.  The Company is one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals.  The Company offers standardized installment loans generally between $300 and $4,000 through 1,320 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Wisconsin and Mexico as of March 31, 2015.  The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders.  In our U.S. branches, the Company also offers income tax return preparation services to its customers and other individuals.

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry.  Small-loan consumer finance companies generally make loans to individuals of less than $2,000 with maturities of 18 months or less.  These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or when appropriate to meet the borrower’s needs, the refinancing of loans.  By contrast, commercial banks, credit unions and other consumer finance businesses typically make loans of more than $5,000 with maturities of more than one year.  Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies.  As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

The majority of the participants in the industry are independent operators with generally less than 100 branches. We believe that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge interest rates and fees at, or close to, the maximum permitted by applicable state laws. We believe that our relatively large size affords us a competitive advantage over smaller companies by increasing our access to, and reducing our cost of, capital. In addition, ParaData, our in-house integrated computer system, provides data processing at a substantially reduced cost relative to the majority of our competitors.

Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. Consumer loan offices are licensed under state laws, which, in many states, establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges. In addition, state laws govern other aspects of the operation of small-loan consumer finance companies. Periodically, constituencies within states seek to enact stricter regulations that would affect our business. Furthermore, the industry is subject to numerous federal laws and regulations that affect lending operations. These federal laws require companies to provide complete disclosure of the principal terms of each loan to the borrower in accordance with specified standards prior to the consummation of the loan transaction. Federal laws also prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair, deceptive or abusive credit practices.

Expansion.  During fiscal 2015, the Company opened 69 new branches.  Two branches were purchased and 22 branches were merged into existing branches due to their inability to grow to profitable levels.  In fiscal 2016, the Company currently plans to open or acquire at least 30 new branches in the United States by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 10 new branches in Mexico in fiscal 2016.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

The Company's expansion is also dependent upon its ability to identify attractive locations for new branches and to hire suitable personnel to staff, manage and supervise new branches.  In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel to staff, manage and supervise the new branches.  The Company generally locates new branches in communities already served by at least one other small-loan consumer finance company.

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
South Carolina	68	89	92	93	95	97	97	98	101	99
Georgia	74	96	97	100	101	103	105	108	110	113
Texas	168	183	204	223	229	247	262	279	297	300
Oklahoma	58	62	70	80	82	82	82	82	83	83
Louisiana	24	28	34	38	38	40	44	47	48	49
Tennessee	61	72	80	92	95	103	105	105	105	107
Illinois	37	40	58	61	64	68	75	81	82	82
Missouri	38	44	49	57	62	66	72	76	76	78
New Mexico	22	27	32	37	39	44	44	44	44	44
Kentucky	41	45	52	58	61	66	70	71	76	79
Alabama	26	31	35	42	44	51	62	64	68	68
Wisconsin (1)	—	—	—	—	—	5	14	21	26	28
Indiana (2)	—	—	—	—	—	—	—	8	17	22
Mississippi (3)	—	—	—	—	—	—	—	—	5	12
Idaho (4)	—	—	—	—	—	—	—	—	—	8
Mexico	3	15	35	63	80	95	105	119	133	148
Total	620	732	838	944	990	1,067	1,137	1,203	1,271	1,320

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

Loan and Other Products.  In each state in which we operate, as well as in Mexico, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity.  Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 36 months, and are prepayable at any time without penalty.  In fiscal 2015, the Company's average originated gross loan size and term were approximately $1,374 and 13 months, respectively. As of March 31, 2015, small loans generated in our U.S. branches averaged $912, ranged in size from $200 to $3,600 and had an average term of 10 months. Large loans originated in the U.S. averaged $3,275, ranged from $1,500 to $13,500 and were outstanding an average of 23 months. State laws regulate various aspects of lending terms, including the maximum loan amounts, the types and maximum amounts of fees and other costs that may be charged, and, in most cases, interest rates.  In addition to installment loans, we also offer payroll deduct loans in Mexico. Payroll deduct loans are originated through state unions and exhibit lower loss rates than installment loans. As of March 31, 2015, payroll deduct loans originated in our Mexico branches averaged $1,790, ranged in size from $328 to $7,878 and had an average term of 33 months. Installment loans originated in Mexico averaged $467, ranged from $263 to $1,313 and were outstanding an average of 12 months.

Specific allowable interest, fees and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates.  The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2015, the annual percentage rates on loans we offer in the U.S., including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 25% to 199%, depending on the loan size, maturity and the state in which the loan was made.

As of March 31, 2015, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
25%	36%	$259,736,379	$—	$259,736,379	23.4%
37%	50%	$259,847,905	$514,504	260,362,409	23.5%
51%	60%	$114,634,538	$6,594,880	121,229,418	10.9%
61%	70%	$62,219,111	$33,474,681	95,693,792	8.6%
71%	80%	$40,021,226	$986,190	41,007,416	3.7%
81%	90%	$154,568,459	$2,172,413	156,740,872	14.1%
91%	100%	$65,297,291	$4,059,343	69,356,634	6.2%
101%	150%	$51,328,671	$46,471,405	97,800,076	8.8%
151%	199%	8,218,086	—	8,218,086	0.7%
		$1,015,871,666	$94,273,416	$1,110,145,082	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company offers credit insurance for all loans originated in Georgia, South Carolina, Louisiana, Indiana, Kentucky, and Mississippi and on a more limited basis in Alabama, Tennessee, Oklahoma, and Texas.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at filed authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also offers automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, Kentucky, Indiana, Wisconsin, and Mississippi as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown, towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers.

The table below shows the insurance types offered by the Company by state as of March 31, 2015:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Automobile Club Membership
Georgia	X	X	X		X
South Carolina	X	X	X	X
Texas (1)	X	X	X	X	X
Oklahoma (1)	X	X	X	X
Louisiana	X	X	X		X
Tennessee (1)	X	X	X	X	X
Idaho
Illinois
Missouri
New Mexico (1)	X	X			X
Kentucky	X	X	X	X	X
Alabama (1)	X	X	X		X
Wisconsin
Mississippi	X	X	X		X
Indiana	X	X	X	X	X
 (1) Credit insurance is offered for certain loans.

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S branches.  The Company prepared approximately 56,000, 55,000 and 53,000 returns in each of the fiscal years 2015, 2014 and 2013, respectively.   Net revenue generated by the Company from this program during fiscal 2015, 2014 and 2013 amounted to approximately $9.9 million, $9.1 million and $8.7 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

The Company's World Class Buying Club program offered certain electronic products and appliances to its borrowers in Texas,
Georgia, Tennessee, New Mexico, and Missouri. Borrowers participating in this program could purchase a product from a limited selection of items maintained in the branches or offered through a catalog available at a branch and could finance the purchase with a retail installment sales contract provided by the Company. Other than the limited product samples maintained in the branches, products sold through this program were shipped directly by the suppliers to the Company's customers and, accordingly, the Company was not required to maintain a large inventory to support the program. The Company decided to wind down the World Class Buying Club product during our fiscal 2015 third quarter. As of March 31, 2015, the Company is no longer financing the purchase of products through the program. We will continue to service the outstanding retail installment sales contracts.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2006 through 2015:

	At March 31,
State	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
South Carolina	11%	13%	12%	11%	12%	12%	11%	11%	11%	10%
Georgia	13	14	15	14	14	13	13	13	12	12
Texas	24	23	22	21	20	19	19	19	19	18
Oklahoma	6	5	5	6	6	7	6	6	6	7
Louisiana	3	3	3	3	2	2	2	2	2	2
Tennessee	15	15	14	14	14	14	14	13	12	12
Illinois	5	6	6	6	6	6	7	6	7	6
Missouri	6	5	6	6	6	6	6	6	6	7
New Mexico	3	3	3	3	3	2	2	2	2	2
Kentucky	11	9	9	9	9	9	9	9	8	9
Alabama	3	3	3	4	4	4	4	4	4	5
Wisconsin (1)	—	—	—	—	—	—	1	1	1	1
Indiana (2)	—	—	—	—	—	—	—	—	1	1
Mississippi (3)	—	—	—	—	—	—	—	—	—	—
Idaho (4)	—	—	—	—	—	—	—	—	—	—
Mexico (5)	—	1	2	3	4	6	6	8	9	8
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

(5)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2015:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	77,256	$1,482	$114,520
Georgia	91,649	1,446	132,553
Texas	205,539	959	197,059
Oklahoma	53,045	1,375	72,928
Louisiana	30,444	790	24,052
Tennessee	95,140	1,433	136,330
Illinois	44,298	1,546	68,475
Missouri	41,314	1,718	70,971
New Mexico	24,303	931	22,635
Kentucky	61,988	1,589	98,521
Alabama	51,929	939	48,766
Wisconsin	10,564	1,345	14,204
Indiana	9,553	1,308	12,498
Mississippi	2,719	640	1,741
Idaho	717	863	619
Mexico	117,788	800	94,273
Total	918,246	$1,209	$1,110,145

For fiscal 2015, 2014 and 2013, 91.4%, 91.6% and 92.7%, respectively, of the Company’s revenues were attributable to U.S. customers and 8.6%, 8.4% and 7.3%, respectively, were attributable to customers in Mexico.  For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors–Our continued expansion into Mexico may increase the risks inherent in conducting operations internationally and in Mexico, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “–Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk–Foreign Currency Exchange Rate Risk.”

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

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit.  In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence and prior credit experience.  Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability, ability and willingness to pay.  All loan applicants are required to complete standardized credit applications in person or by telephone at local Company branches.  Each of the Company's local branches are equipped to perform rapid background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references and verification with various credit bureaus.  Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral.  Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

The Company believes that development and continual reinforcement of personal relationships with customers improve the Company's ability to monitor their creditworthiness, reduce credit risk and generate customer loyalty.  It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had reduced the existing loan's outstanding balance by making multiple payments.  In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

In fiscal 2015, approximately 83.1% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2015, 2014 and 2013, the percentages of the Company's loan originations that were refinancings of existing loans were 71.5%, 73.5% and 75.3%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.6% of the Company’s loan volume in fiscal 2015.

To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems.  Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls, letters or personal visits to the customer until payment is received or some other resolution is reached.  When representatives of the Company make personal visits to delinquent customers, the Company's policy is to encourage the customers to return to the Company's branch to make payment.  Company employees are instructed not to accept payment outside of the Company's branches except in unusual circumstances.  In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin, Kentucky, Indiana and Idaho the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2015, the captive insurance subsidiary reinsured approximately 1.8% of the credit insurance sold by the Company and contributed approximately $1.0 million to the Company's total revenue.

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

Monitoring and Supervision.  The Company's loan operations are organized into Southern, Central, and Western Divisions, and Mexico.  The Southern Division consists of South Carolina, Georgia, Louisiana, Alabama, and Mississippi; the Central Division consists of Tennessee, Illinois, Missouri, Wisconsin, Kentucky, and Indiana; and the Western Division consists of Texas, Oklahoma, Idaho and New Mexico.  Several levels of management monitor and supervise the operations of each of the Company's branches.  Branch managers are directly responsible for the performance of their respective branches.  District supervisors are responsible for the performance of 8 to 11 branches in their districts, typically communicate with the branch managers of each of their branches at least weekly and visit the branches at least monthly.  The Vice Presidents of Operations monitor the performance of all branches within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and regularly visit branches.

Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch.  At least six times per fiscal year, district supervisors examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management.  At least once per year, each branch undergoes an audit by the Company's internal auditors.  These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are generally staffed with three to four employees.  The branch manager supervises operations of the branch and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended.  Each branch generally has one or two assistant managers who contact delinquent customers, review loan applications and prepare operational reports.  Each branch also generally has a customer service representative who takes loan applications, processes loan applications, applies payments, and assists in the preparation of operational reports, in collection efforts, and in marketing activities.  Larger branches may employ additional assistant managers and customer service representatives.

New employees are required to review detailed training materials that outline the Company's operating policies and procedures.  The Company tests each employee on the training materials during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the branch.  The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, effective online training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company has recently begun advertising on-line, testing prospect email and marketing existing customers via SMS/text.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 2.8% of total revenues in fiscal 2015, 2.7% in fiscal 2014 and 2.6% in fiscal 2013.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 branches.  Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community, rather than pricing, as participants in this industry generally charge interest rates and fees at or close to the maximum permitted by applicable laws.  The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.  In addition the Company’s in-house integrated computer system provides data processing at a substantially reduced cost to the Company.

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

Employees.  As of March 31, 2015, the Company had 3,586 U.S. employees, none of whom were represented by labor unions and 1,057 employees in Mexico, all of whom were represented by a Mexico-based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-executive Officer Experience (if an Executive Officer for Less Than Five Years)

A. Alexander McLean, III (63)	Chief Executive Officer; Chairman and Director
Chief Executive Officer since March 2006; Executive Vice President from August 1996 until March 2006; Senior Vice President from July 1992 until August 1996; CFO from June 1989 until March 2006; Director since June 1989; and Chairman since August 2007.

John L. Calmes Jr. (35)	Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since December 2013; Director of Finance – Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

Janet Lewis Matricciani (47)	Chief Operating Officer
Chief Operating Officer since January 2014; Chief Executive Officer of Antenna International (a leading creator of handheld audio, multimedia and virtual tours for museums, cultural and historic sites and, tourist attractions) from 2010 to 2013; Senior Vice President of Corporate Development for K12 Inc. (a technology-based education company) from 2008 to 2010.

Jeff L. Tinney (53)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001.

D. Clinton Dyer (42)	Senior Vice President, Central Division	Senior Vice President, Central Division since June 2005; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

James D. Walters (47)	Senior Vice President, Southern Division	Senior Vice President, Southern Division since April 2005; Vice President, Operations – South Carolina and Alabama from August 1998 to March 2005.

Francisco Javier Sauza Del Pozo (60)	Senior Vice President, Mexico	Senior Vice President, Mexico since May 2008; Vice President of Operations from April 2005 to May 2008.

Government Regulation.

U. S. Operations.  Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations.  In many cases, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges.  In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies.  Generally, state regulations also establish minimum capital requirements for each local branch.  Accordingly, the ability of the Company to expand by acquiring existing branches and opening new branches will depend in part on obtaining the necessary regulatory approvals.

For example, Texas regulation requires the approval of the Texas Consumer Credit Commissioner for the acquisition, directly or indirectly, of more than 10% of the voting or common stock of a consumer finance company.  A Louisiana statute prohibits any person from acquiring control of 50% or more of the shares of stock of a licensed consumer lender, such as the Company, without first obtaining a license as a consumer lender.  The overall effect of these laws, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of an unregulated corporation.

All of the Company's branches are licensed under the laws of the state in which the branch is located.   Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations.  In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

The Company and its operations are regulated by several state agencies, including the Industrial Loan Division of the Office of the Georgia Insurance Commissioner, the Consumer Finance Division of the South Carolina Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the Texas Office of the Consumer Credit Commissioner, the Oklahoma Department of Consumer Credit, the Louisiana Office of Financial Institutions, the Tennessee Department of Financial Institutions, the Missouri Division of Finance, the Consumer Credit Division of the Illinois Department of Financial Institutions, the Financial Institutions Division of the New Mexico Regulation and Licensing Department, the  Kentucky  Department  of  Financial  Institutions, the  Alabama  State Banking Department, the Wisconsin Department of Financial Institutions, the Indiana Department of Financial Institutions, the Mississippi Department of Banking and Consumer Finance, and the Idaho Department of Finance.  These state regulatory agencies audit the Company's local branches from time to time, and each state agency performs an annual compliance audit of the Company's operations in that state.

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

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri, following a 2013 failed ballot initiative, the same proponents again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations. The proponents of the rate cap did not obtain sufficient signatures on this initiative to have it placed on the November 2014 election ballot. A similar attempt to introduce rate cap legislation has been initiated in New Mexico, but was tabled in early February 2015 by a legislative subcommittee. There can be no assurance that proponents of these or similar initiatives will not pursue them and be successful the future.

In addition, any adverse change in existing laws or regulations, or any adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or could lower or eliminate the profitability of our operations going forward by, among other things, reducing the amount of interest and fees we can charge in connection with our loans.  If these or other factors lead us to close our branches in a state, then in addition to the loss of net revenues attributable to that closing, we would also incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use.  If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

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

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Consumer Financial Protection Bureau (commonly referred to as the CFPB), with sweeping regulatory and enforcement over consumer financial transactions. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions generally, including its March 26, 2015 announcement that it was considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. Some of these CFPB announced plans and initiatives, if implemented, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. Also, as previously disclosed, the Company is currently under investigation by the CFPB. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB investigation and its regulatory initiatives, including a discussion of proposed rulemaking announced by the CFPB on March 26, 2015.

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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” "intend," “plan,” “expect,” “believe,” “may,” “will,” “should,” “would,” “could,”and any variations of the foregoing and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and regulation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported financial statements or necessitate material delays or changes in the issuance of the Company’s audited financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations, including but not limited to foreign currency fluctuations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).  These and other risks are discussed in more detail below in this “Risk Factors” section and in the Company’s other filings made from time to time with the SEC.  The Company does not undertake any obligation to update any forward-looking statements it may make.

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements the Company files with or furnishes to the SEC from time to time, in evaluating us, our business and an investment in our securities.   Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make.  Investors are advised that it is impossible to identify or predict all risks, and that risks not currently known to us or that we currently deem immaterial also could affect us in the future.

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

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”), an agency with sweeping regulatory and enforcement authority over consumer financial transactions. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could create to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations.

The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB may also issue regulations regarding the use of pre-dispute arbitration clauses in consumer financial markets, but only after conducting a study of the matter as mandated by the Dodd-Frank Act. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, in March 2015 in connection with the CFPB’s discussion of a proposed rulemaking initiative described below, the CFPB stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority.

On March 26, 2015, the CFPB announced that it was considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The Company currently estimates that the amount of such vehicle-secured loans in its loan portfolio as of March 31, 2015 are approximately 13% of its total number of loans and approximately 20% of its portfolio by gross loan volume. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require lenders to verify income, “major financial obligations” and borrowing history. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if certain conditions exist at the time of the proposed refinancing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding these proposals. The proposals are subject to several procedural requirements and to possible change before any final rules would be issued and implemented, and we cannot predict what the ultimate rulemaking will provide. Although the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards, there can be no assurance that these proposals, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures regarding such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such covered loans, or the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rulemaking. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction over the Company’s business or discretionary consumer financial transactions generically, could materially and adversely affect our business, results of operations and prospects.

In September 2014, the Department of Defense (the “DoD”) proposed an amendment to its existing regulation that implements the Military Lending Act (the “MLA”). Current MLA regulations prohibit creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers” (which includes both servicemembers and their dependents) if the APR exceeds 36%. The Company does not make any of the loans covered under the MLA regulations. However, the proposed amendments would expand the MLA and its 36% APR cap to cover all credit offered or extended to a covered borrower primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. In addition, creditors must check a database maintained by the DoD before entering into an agreement with a covered borrower, provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate, and must not require arbitration in agreements with covered borrowers. In April 2015, the U.S. House Armed Services Committee narrowly voted to remove a provision in the 2016 National Defense Authorization Act that likely would have delayed implementation of the proposed amendments until 2016. The DoD proposed regulations are subject to possible change or further delay before any final rules would be issued and implemented. However, the Company believes the implementation of these amendments could adversely affect its operations and cost and efficiency of processing loans by requiring it to perform confirming database checks on a much greater number of loans via a database that historically has been prone to technical glitches and outages. These or other consequences of the amendment could materially and adversely affect the Company’s business, results of operations and financial condition.

We are currently under investigation by the CFPB, and any adverse finding, allegation, or exercise of enforcement or regulatory discretion by the CFPB could materially and adversely affect our business, financial condition, results of operations or ability to operate our business as we currently do.

As previously disclosed, on March 12, 2014, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories to and written reports related to loans made by the Company and numerous other aspects of the Company’s business. Subsequent to the March 2014 CID, the Company has received and responded to, and is actively in the process of responding to, additional broad requests and demands for information from the CFPB and expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

Litigation and regulatory actions, including challenges to the arbitration clauses in our customer agreements, could subject us to significant class actions, fines, penalties, judgments and requirements resulting in increased expenses and potential material adverse effects on our business, results of operations and financial condition.

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and punitive damages, or claims for indeterminate amounts of damages. While the arbitration provisions in our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, including by the CFPB, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses.

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

Changes in the state laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state. For example, proponents of rate cap legislation in New Mexico have recently attempted to advance bills that would place a 36% rate cap on all financial lending products. In February 2015, these measures were tabled by The New Mexico Regulatory and public affairs subcommittee.

The Company, through state and federal trade associations of which it is a member, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. Passage of such proposed legislation or similar initiatives in other states could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by such changes. We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate the Company’s lending practices, operations, profitability or prospects.

In addition, any adverse change in existing laws or regulations, or any adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or could lower or eliminate the profitability of our operations going forward by, among other things, reducing the amount of interest and fees we can charge in connection with our loans. If these or other factors lead us to close our branches in a state, then in addition to the loss of net revenues attributable to that closing, we would also incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

Media and public perception of consumer installment loans as being predatory or abusive could have a materially adverse effect on our business, prospects, results of operations and financial condition.

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

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or third party contractors could engage in misconduct that adversely affects our business. For example, if an employee or a third party contractor were to engage in, or be accused or engaging in, illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our branches have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Our continued expansion into Mexico may increase the risks inherent in conducting operations internationally and in Mexico, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 8.6% of our revenues during fiscal 2015 and 8.5% of our gross loans receivable at March 31, 2015, we intend to continue opening branches and expanding our presence in Mexico.  In addition, if and to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In pursuing such an expansion or growth strategy, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance. In particular, political and social unrest in Mexico, coupled with a unionized labor structure that effectively gives labor unions control over repayment of funds remitted from our customers who borrow under our payroll deduction loan product in Mexico, create risks of non-payment or delinquent payment of these funds collected through the labor unions. We recently experienced such a situation in the third quarter of fiscal 2015 in which a union refused to make payments of $2.6 million related to such loans. If we are unable to resolve these issues and persuade the unions to remit these payments, our revenues, delinquencies and charge-off rates from our Mexican operations could be materially and adversely affected.

Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

Our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors, that affect our borrowing costs. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for additional information regarding our interest rate risk.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

We have an existing revolving credit agreement that allows us to borrow up to $680.0 million through June 15, 2015 and up to $630.0 million through June 15, 2016, assuming we are in compliance with a number of covenants and conditions, including a minimum borowing base calculation.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. As of March 31, 2015, we had approximately $501.2 million of total debt outstanding and a total debt to shareholders equity ratio of approximately 1.6 to 1. The substantial amount of our debt could have important consequences, including the following:

our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;

a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;

we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement bear interest at variable rates, as may any future debt that we incur;

we could be more vulnerable to adverse developments in our industry or in general economic conditions;

we may be restricted from taking advantage of business opportunities or making strategic acquisitions; and

we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

We may incur substantially more debt and other liabilities. This could exacerbate further the risks associated with our current debt levels.

We may be able to incur substantial additional debt in the future. Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as may any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2015, we had $81.6 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness will depend in part on our cash flows from operations, which are subject to regulatory, economic, financial, competitive and other factors beyond our control. We cannot assure you that we will continue to generate a level of cash flows from operations sufficient to permit us to meet our debt service obligations. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt, obtain additional financing or obtain additional equity capital on terms that may be onerous or highly dilutive. There can be no assurance that any refinancing will be possible or that any asset sales or additional financing can be completed on acceptable terms or at all.

The terms of our debt limit how we conduct our business.

Our revolving credit agreement contains covenants that restrict our ability to, among other things:

incur and guarantee debt;
pay dividends or make other distributions on or redeem or repurchase our stock;

make investments or acquisitions;
create liens on our assets;

sell assets;
merge with or into other companies;

enter into transactions with shareholders and other affiliates; and

make capital expenditures.

Our revolving credit agreement also imposes requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit agreement requires, among other things, that we maintain (i) at all times a specified minimum consolidated net worth, (ii) as of the end of each fiscal quarter, a minimum ratio of consolidated net income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum, (iii) at all times a specified maximum ratio of total debt to consolidated adjusted net worth and (iv) at all times a specified ratio of subordinated debt to consolidated adjusted net worth. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

A breach of any of the covenants in our revolving credit agreement would result in an event of default thereunder. Any event of default would permit the creditors to accelerate the related debt, which could also result in the acceleration of any other or future debt containing a cross-acceleration or cross-default provision. In addition, an event of default under our revolving credit agreement would permit the lenders thereunder to terminate all commitments to extend further credit under the revolving credit agreement. Furthermore, if we were unable to repay the amounts due and payable under the revolving credit agreement or any other secured debt we may incur, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity and results of operations would suffer. Additional information regarding our revolving credit facility is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

In recent years, there has been turbulence in the global capital markets and the overall economy. Such turbulence can result in disruptions in the financial sector and affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations. While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the ability and willingness of our borrowers to repay such loans.  Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs), disposable income, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation–Credit Quality.”

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase.  This would result in a decline in our future revenues and earnings.

We maintain an allowance for loan losses for loans we make directly to consumers.  This allowance is an estimate. If our actual loan losses exceed the assumption used to establish the allowance, our provision for loan losses would increase, which would result in a decline in our future earnings. Additional information regarding our allowance for loan losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Credit Quality.”

The concentration of our revenues in certain states could adversely affect us.

We currently operate consumer installment loan branches in fifteen states in the United States.  Any adverse legislative or regulatory change in any one of our states, but particularly in any of our larger states could have a material adverse effect on our business, prospects, and results of operation or financial condition. See Part I, Item 1, "Description of Business" for information regarding the size of our business in the various states in which we operate.

We have goodwill, which is subject to periodic review and testing for impairment.

A portion of our total assets at March 31, 2015 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

Controls and procedures may fail or be circumvented.

Controls and procedures are particularly important for small-loan consumer finance companies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. In the second quarter of fiscal 2014, we reported a loss of $1.2 million as the result of a fraud at one of our branches where certain of our controls and procedures were circumvented.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2015 among our branch employees was approximately 34.4%.  This turnover increases our cost of operations and makes it more difficult to operate our branches.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

Our ability to manage our growth may deteriorate, and our ability to execute our growth strategy may be adversely affected.

Our growth strategy, which is based on opening and acquiring branches in existing and new markets, is subject to significant risks, some of which are beyond our control, including:

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

We rely heavily on communications and information systems to conduct our business.  Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters.  Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, cyber attacks, data theft, computer viruses or similar problems could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems, loss of confidential Company, customer or vendor information and could result in a loss of customer confidence and business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation, financial liability, and increased costs to remediate such problems, any of which could have a material adverse effect on our financial condition and results of operations.

Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations and financial condition.

Our headquarters building is located in Greenville, South Carolina.  Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and they could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of terror or similar event, destroyed or severely damaged our headquarters.  Any such catastrophic event or other unexpected disruption of our headquarters functions could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s common stock price has been and is likely to continue to be subject to significant volatility.  A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Our use of derivatives exposes us to credit and market risk.

From time to time we may use derivatives to manage our exposure to interest rate risk and foreign currency fluctuations.  By using derivative instruments, the Company is exposed to credit and market risk. We can provide no assurance that these strategies will mitigate the impact of increases in interest rates or foreign currency fluctuations.  Additional information regarding our exposure to credit and market risk is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of March 31, 2015, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 27.9% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facility of approximately 29,000 square feet and a printing and mailing facility of approximately 13,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch.  As of March 31, 2015, the Company had 1,320 branches, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2015, total lease expense was approximately $26.0 million, or an average of approximately $19,700 per branch.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. generally have a uniform physical layout with an average size of 1,580 square feet and in Mexico with an average size of 1,740 square feet.

Item 3.	Legal Proceedings

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. Subsequent to the March 2014 CID, the Company has received and responded to, and is actively in the process of responding to, additional broad requests and demands for information from the CFPB and expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business-Government Regulation-Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A,“Risk Factors,” for more information regarding these regulations and related risks.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the

Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit. On June 25, 2014, the Company filed a motion to dismiss the complaint. On August 12, 2014, lead plaintiff Operating Engineers Construction Industry and Miscellaneous Pension Fund filed an amended complaint. The amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company filed a motion to dismiss the amended complaint on September 16, 2014. On May 18, 2015, the Court issued an order denying the Company’s motion to dismiss. On May 28, 2015, the Court granted the Company’s consent motion for an extension of time for the Company to answer the amended complaint to until July 1, 2015. On May 28, 2015, the Company filed a motion asking the Court to certify its May 18, 2015 order for immediate appeal to the United States Court of Appeals for the Fourth Circuit, pursuant to 28 U.S.C. Section 1292(b), and to stay proceedings pending the resolution of that appeal, on grounds that the Court’s decision involves a controlling question of law over which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of the litigation. In the event that this motion is disallowed, or if the Court’s decision is not reversed on appeal, then the Company intends to answer the complaint, denying all liability, and to defend the action vigorously.

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of May 29, 2015, there were 61 holders of record of common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25.0 million announced on February 19, 2015 and $25.0 million announced on July 23, 2014. After taking into account all shares repurchased through May 29, 2015, the Company has $11.5 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The following table provides information with respect to purchases made by the Company of shares of the Company’s common stock during the three month period ended March 31, 2015:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2015	—	$—	—	$13,434,019
February 1 through February 28, 2015	296,955	78.46	23,297,770	15,136,249	*
March 1 through March 31, 2015	334,812	85.48	28,619,930	11,516,319	*

Total for the quarter	631,767	$82.18	51,917,700

* On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25.0 million announced on February 19, 2015 and $25.0 million announced on July 23, 2014.

The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions.  The Company’s stock repurchase program is not subject to specific targets or any expiration date, but may be suspended or discontinued at any time.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on May 29, 2015 was $81.57.

Market Price of Common Stock
Fiscal 2015
Quarter	High	Low
First	$83.22	$71.63
Second	86.58	67.45
Third	81.33	63.25
Fourth	94.96	70.50

Market Price of Common Stock
Fiscal 2014
Quarter	High	Low
First	$94.99	$79.55
Second	90.70	75.13
Third	107.98	84.22
Fourth	103.62	71.58

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in Thousands, except # of Branches)	Years Ended March 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Interest and fee income	$524,277	$523,770	$485,414	$447,189	$408,254
Insurance commissions and other income	85,936	75,493	78,222	73,681	66,851
Total revenues	610,213	599,263	563,636	520,870	475,105
Provision for loan losses	118,830	126,575	114,323	105,706	95,908
General and administrative expenses	292,052	281,248	265,629	241,392	221,175
Interest expense	23,301	21,195	17,394	13,899	14,773
Total expenses	434,183	429,019	397,345	360,997	331,856
Income before income taxes	176,030	170,244	166,291	159,873	143,249
Income taxes	65,197	63,636	62,201	59,179	52,000
Net income	$110,833	$106,608	$104,090	$100,694	$91,249
Net income per common share (diluted)	$11.90	$9.60	$8.00	$6.59	$5.63
Diluted weighted average shares	9,317	11,106	13,003	15,289	16,210
Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$812,743	$813,920	$782,096	$715,085	$646,072
Allowance for loan losses	(70,438)	(63,255)	(59,981)	(54,507)	(48,355)
Loans receivable, net	742,305	750,665	722,115	660,578	597,717
Total assets	866,131	850,028	809,325	735,003	666,397
Total debt	501,150	505,500	400,250	279,250	187,430
Shareholders' equity	315,568	307,355	366,396	418,875	442,575
Other Operating Data:
As a percentage of average loans receivable, net:
Provision for loan losses	13.9%	15.1%	14.6%	14.9%	15.1%
Net charge-offs	12.9%	14.7%	13.9%	14.0%	14.3%
Number of branches open at year-end	1,320	1,271	1,203	1,137	1,067

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2010, gross loans receivable have increased at a 7.6% annual compounded rate from $770.3 million to $1.1 billion at March 31, 2015.  The increase over this period reflects both the higher volume of loans generated through the Company's existing branches and the contribution of loans generated from new branches opened or acquired over the period.  During this same five-year period, the Company has grown from 990 branches to 1,320 branches as of March 31, 2015.  During fiscal 2016, the Company currently plans to open approximately 30 new branches in the United States, open 10 new branches in Mexico and also evaluate acquisitions as opportunities arise.

The Company's ParaData Financial Systems subsidiary provides data processing systems to 102 separate finance companies, including the Company, and currently supports over 1,986 individual branches in 44 states and Mexico.  ParaData’s revenue is highly dependent upon its ability to attract new customers, which often requires substantial lead time, and as a result its revenue may fluctuate from year to year.  Its net revenues from system sales and support amounted to $2.1 million, $2.4 million and $2.1 million in fiscal 2015, 2014 and 2013, respectively.  ParaData’s net revenue to the Company will continue to fluctuate on a year to year basis.  ParaData continues to provide data processing support for the Company’s in-house integrated computer system at a substantially reduced cost to the Company.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. branches.  The Company prepared approximately 56,000, 55,000 and 53,000 returns in each of the fiscal years 2015, 2014 and 2013, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $9.9 million, a 8.5% increase over the $9.1 million earned during fiscal 2014.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2015	2014	2013
	(Dollars in thousands)
Average gross loans receivable (1)	$1,174,391	$1,151,713	$1,072,500
Average net loans receivable (2)	$856,712	$836,961	$782,212
Expenses as a percentage of total revenues:
Provision for loan losses	19.5%	21.2%	20.3%
General and administrative	47.9%	46.9%	47.1%
Total interest expense	3.8%	3.5%	3.1%
Operating margin (3)	32.7%	31.9%	32.6%
Return on average assets	12.5%	12.3%	13.0%
Branches opened and acquired, net	49	68	66
Total branches (at period end)	1,320	1,271	1,203

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2015 Versus Fiscal 2014

Net income was $110.8 million during fiscal 2015, a 4.0% increase over the $106.6 million million earned during fiscal 2014 .  The increase in net income was largely due to a $10.0 million after-tax gain realized during the year from the sale of previously charged-off accounts. Operating income (revenues less provision for loan losses and general and administrative expenses) excluding the impact of the charge-off sale decreased $7.6 million. Net income was also impacted by a $2.1 million and $1.6 million increase in interest expense and income tax expense, respectively.

Total revenues increased to $610.2 million in fiscal 2015, a $10.9 million, or 1.8%, increase over the $599.3 million in fiscal 2014.  Revenues from the 1,179 branches open throughout both fiscal years increased by 0.8%.  At March 31, 2015, the Company had 1,320 branches in operation, an increase of 49 branches from March 31, 2014.

Interest and fee income during fiscal 2015 increased by $0.5 million, or 0.1%, over fiscal 2014.  This increase resulted from an increase of $19.8 million, or 2.4%, in average net loans receivable between the two fiscal years.  The revenue increase was partially offset by a reduction in loan volume in the year, which resulted from the implementation of a system change that ensured customers were not encouraged to refinance existing loans where the proceeds from the transaction were less than 10% of the loan being refinanced. The increase was also partially offset by a shift in the portfolio mix to larger loans and an increase in the amount of accounts 60 days or more past due, which are no longer accruing revenue. The percentage of loans outstanding that represent larger loans has increased from 39.2% at March 31, 2014 to 40.5% at March 31, 2015.

Insurance commissions and other income increased by $10.4 million, or 13.8%, over the two fiscal years.  Insurance commissions decreased by $2.6 million, or 5.1%, when comparing the two fiscal periods due to the decrease in loan volume mentioned above. Other income increased by $13.0 million, or 51.8%, when comparing the two fiscal periods. This increase resulted primarily from the sale of approximately $16.0 million of charged off accounts, partially offset by a decrease in the sales of World Class Buying Club ("WCBC") of $1.4 million, a decrease in the sales of motor club of $915,000, and decreased revenue from Paradata of $309,000. As disclosed in our second quarter, the Company has decided to wind down the WCBC product. As of March 31, 2015, the Company is no longer financing the purchase of products through the program. The Company will continue to service all outstanding retail installment sales contracts. The WCBC product contributed $2.4 million to other income during the year and $3.9 million for the year ended March 31, 2014. The WCBC loans contributed $2.0 million to interest and fees and resulted in net charge-offs of $3.2 million for the year ended March 31, 2015 and $2.3 million and $4.1 million, respectively, for the year ended March 31, 2014.

The provision for loan losses during fiscal 2015 decreased by $7.7 million, or 6.1%, from the previous year.  This decrease resulted from a decrease in the amount of loans charged off and a decrease in the general reserve associated with slower growth during the current fiscal year partially offset by an increase in accounts 90 days or more past due. Net charge-offs for fiscal 2015 amounted to $110.6 million, a 10.1% decrease over the $123.0 million charged off during fiscal 2014. Accounts that were 60 days or more past due were 4.3% and 3.0% on a recency basis, and were 7.0% and 5.3% on a contractual basis at March 31, 2015 and March 31, 2014. The increase in accounts contractually delinquent was primarily due to the change in branch level incentives discussed in the second quarter. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.1% at March 31, 2015. During the current fiscal year, the Company has also had a decrease in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans decreased from 14.7% during fiscal 2014 to 12.9% during fiscal 2015. The net charge-off ratio benefited from the change in branch level incentives mentioned above. We estimate the net charge-off ratio would have been approximately 14.1% for the year excluding the impact of the change. The prior year charge-off ratio of 14.7% and the estimated current year charge-off ratio of 14.1% are in line with historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 13.9% in fiscal 2013.

General and administrative expenses during fiscal 2015 increased by $10.8 million, or 3.8%, over the previous fiscal year. Of the total increase, approximately $5.0 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, increased health insurance costs, and incentive costs. General and administrative expenses, when divided by average open branches, decreased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 47.9% in fiscal 2015 from 46.9% in fiscal 2014, respectively.

Interest expense increased by $2.1 million, or 9.9%, during fiscal 2015, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 12.0%.

Income tax expense increased $1.6 million, or 2.5%, primarily from an increase in pre-tax income.  The effective tax rate decreased to 37.0% for fiscal 2015 compared to 37.4% for fiscal 2014. The decrease was primarily due the reduction of state taxes resulting from a change in the corporate structure.

Comparison of Fiscal 2014 Versus Fiscal 2013

Net income was $106.6 million during fiscal 2014, a 2.4% increase over the $104.1 million earned during fiscal 2013. This increase resulted primarily from an increase in operating income (revenues less provision for loan losses and general and administrative expenses) of $7.8 million, or 4.2%, partially offset by a $3.8 million and a $1.4 million increase in interest expense and income tax expense, respectively.

Total revenues increased to $599.3 million in fiscal 2014, a $35.6 million, or 6.3%, increase over the $563.6 million in fiscal 2013. Revenues from the 1,131 branches open throughout both fiscal years increased by 3.7%. At March 31, 2014, the Company had 1,271 branches in operation, an increase of 68 branches from March 31, 2013.

Interest and fee income during fiscal 2014 increased by $38.4 million, or 7.9%, over fiscal 2013. This increase resulted from an increase of $54.7 million, or 7.0%, in average net loans receivable between the two fiscal years. The increase in average loans receivable was attributable to the Company’s internal growth and an increase in the average loan balance, which increased from $1,115 to $1,163. The increase in income was less than expected given the increased fees in Texas and Georgia due to the law changes in these two states. The revenue increase was offset by a reduction in loan volume in the year which resulted from the implementation of a system change that ensured customers were not encouraged to refinance existing loans where the proceeds from the transaction were less than 10% of the loan being refinanced. The increase was also offset by a shift in the portfolio mix to larger loans. The percentage of loans outstanding that represent larger loans has increased from 33.1% at March 31, 2013 to 38.0% at March 31, 2014.

Insurance commissions and other income decreased by $2.7 million, or 3.5%, over the two fiscal years. Insurance commissions decreased by $1.0 million, or 1.9%, when comparing the two fiscal periods. Insurance commissions in Tennessee decreased by approximately $890,000, primarily due to the state of Tennessee's change in its maximum loan size for alternative rate loans from $1,000 to $2,000. Lenders in Tennessee are not permitted to offer insurance products with alternative rate loans. Other income decreased by $1.8 million, or 6.6%, when comparing the two fiscal periods. This decrease resulted primarily from a decrease in the sales of motor club of $908,000, and a decrease in the sales of WCBC of $880,000, partially offset by increased revenue from the Company's tax preparation business of $422,000 and Paradata of $230,000.

The provision for loan losses during fiscal 2014 increased by $12.3 million, or 10.7%, from the previous year. This increase resulted from an increase in the amount of loans charged off and an increase in the general reserve associated with the increase in the gross loans when comparing the two periods. Net charge-offs for fiscal 2014 amounted to $123.0 million, a 12.8% increase over the $109.0 million charged off during fiscal 2013. Accounts that were 60 days or more past due were 3.0% and 2.7% on a recency basis, and were 5.3% and 4.4% on a contractual basis at both March 31, 2014 and March 31, 2013. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more were 4.8% at March 31, 2014. During the current fiscal year, the Company has also had an increase in year-over-year loan loss ratios. Annualized net charge-offs as a percentage of average net loans increased from 13.9% during fiscal 2013 to 14.7% during fiscal 2014. The prior year charge-off ratio of 13.9% and the current year charge-off ratio of 14.7% are in line with historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008. In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 14.3% in fiscal 2012.

General and administrative expenses during fiscal 2014 increased by $15.6 million, or 5.9%, over the previous fiscal year. Of the total increase, approximately $9.4 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, increased health insurance costs, and incentive costs, including stock compensation expense, which increased approximately $6.5 million. Increases in personnel expense were offset by the reversal of $2.9 million of compensation expense related to the resignation and retirement of executive officers during the current fiscal year. General and administrative expenses, when divided by average open branches, decreased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues decreased to 46.9% in fiscal 2014 from 47.1% in fiscal 2013, respectively.

Interest expense increased by $3.8 million, or 21.9%, during fiscal 2014, as compared to the previous fiscal year as a result of an increase in average debt outstanding of 26.6%.

Income tax expense increased $1.4 million, or 2.3%, primarily from an increase in pre-tax income. The effective tax rate remained relatively consistent at 37.4% for both fiscal 2014 and 2013.

Regulatory Matters
CFPB Investigation
As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. Subsequent to the March 2014 CID, the Company has received and responded to, and is actively in the process of responding to, additional broad requests and demands for information from the CFPB and expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See “Business - Government Regulation - Federal legislation” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and “Risk Factors” for more information regarding these regulations and related risks.
CFPB Proposed Rulemaking Initiative.
On March 26, 2015, the CFPB announced that it was considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. We believe the CFPB’s “longer-term” credit proposals seek to address a concern that consumers suffer harm if lenders fail to underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The Company currently estimates that the amount of such vehicle-secured loans in its loan portfolio as of March 31, 2015 are approximately 13% of its total number of loans and approximately 20% of its portfolio by gross loan volume. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require lenders to verify income, “major financial obligations” and borrowing history. Lenders would also be required determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing the borrower: (i) was delinquent or had recently been delinquent on an outstanding loan; (ii) stated or indicated an inability to make a scheduled payment or that the loan was causing financial distress; (iii) is allowed to skip a payment or pays a smaller amount than a payment that would have been due on the loan, unless the refinancing provides a substantial amount of cash to the consumer; or (iv) is in default on the outstanding loan. To overcome this presumption of inability to repay, the lender would have to verify a change in the borrower’s circumstances to indicate an ability to repay the additional extension of credit. These proposals are subject to several procedural requirements and to possible change before any final rules would be issued and implemented and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

As part of the CFPB’s outline of the proposed rulemaking initiative described above, the CFPB also stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” for more information regarding these regulatory and related risks.
New Mexico Rate Cap Bills.
On February 4, 2015, Members of the New Mexico House Regulatory and Public Affairs subcommittee tabled measures that would have led to the introduction of House Bill 36 and House Bill 24, which were to propose a 36% rate cap on all financial lending products. The Company, through its state and federal trade associations, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business - Government Regulation - State Legislation” and “- Federal Legislation,” and Part I, Item 1A,“Risk Factors,” for more information regarding this legislation and related risks.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2015, 2014, and 2013:

	At March 31,
	2015	2014	2013
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$26,028	$30,607	$22,773
91 days or more past due	51,133	28,663	23,941
Total	$77,161	$59,270	$46,714
Percentage of period-end gross loans receivable	7.0%	5.3%	4.4%

When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more were 6.1% at March 31, 2015. Our payroll deduct loans in Mexico are installment loans to union members where we have an agreement with the union to deduct the loan payment from the member's payroll and remit it on the members behalf to the Company. The additional administrative process, which is unique to the payroll deduct product, often results in a higher level of contractual delinquencies. However, the historical net charge-offs to average net loans are lower than the overall Company ratio. The payroll deduct loans have increased from 37.9% of our Mexican portfolio at March 31, 2014 to 44.8% at March 31, 2015.

In fiscal 2015 approximately 83.1% of the Company’s loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2015, 2014, and 2013, the percentages of the Company’s loan originations that were refinancings of existing loans were 71.5%, 73.5%, and 75.3%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2015 and 2014, delinquent refinancings represented 1.6% and 1.5%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2015:

	Loan Volume by Category	Percent of Total Charge-offs	Charge-off as a Percent of Total Loans Made by Category
Refinancing	71.5%	69.4%	5.5%
Former borrowers	11.6%	7.2%	4.3%
New borrowers	16.9%	23.4%	13.1%
	100.0%	100.0%

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
The general reserve is 4.25% of the gross loan portfolio. The specific reserve generally represents 100% of all loans 91 days or more past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt accounts is remote.
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
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. The Company's delinquencies and net charge-off ratios were significantly impacted during the year by a change to the branch level incentive plan that became effective July 1, 2014. The change allows managers to continue collection efforts on accounts that are 91 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 91 days or more past due and lower charge-offs during the year. The Company's historical annual charge-off rate for the past 10 years has ranged from 12.9% to 16.7% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 13 months and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 8 months of average net charge-offs at March 31, 2015. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
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

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2015, 2014, and 2013:

	2015	2014	2013
Balance at beginning of period	$63,254,940	$59,980,842	54,507,299
Provision for loan losses	118,829,863	126,575,392	114,322,525
Loan losses	(126,093,332)	(137,307,358)	(121,514,261)
Recoveries	15,467,059	14,287,889	12,471,699
Translation adjustment	(1,020,542)	(281,825)	193,580
Balance at end of period	$70,437,988	$63,254,940	59,980,842

Allowance as a percentage of loans receivable, net of unearned and deferred fees	8.7%	7.8%	7.7%
Net charge-offs as a percentage of average loans receivable (1)	12.9%	14.7%	13.9%
_______________________________________________________

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2015 and 2014.

	At or for the Three Months Ended
	2015				2014
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$145,926	$148,185	$148,704	$167,398	$140,315	$145,046	$155,198	$158,704
Provision for loan losses	$30,893	$36,161	$38,293	$13,483	$28,703	$38,188	$41,116	$18,569
General and administrative expenses	$73,325	$71,677	$75,639	$71,410	$70,287	$67,070	$72,003	$71,887
Net income	$22,556	$21,274	$18,489	$48,515	$23,112	$21,565	$22,954	$38,977

Gross loans receivable	$1,164,368	$1,194,040	$1,262,618	$1,110,145	$1,125,261	$1,163,238	$1,264,058	$1,112,307
Number of branches open	1,271	1,293	1,314	1,320	1,210	1,230	1,248	1,271

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data. Note 1- Summary of Significant Accounting Policies the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions, and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its increasing loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $770.3 million at March 31, 2010 to $1.1 billion at March 31, 2015, net cash provided by operating activities for fiscal years 2015, 2014 and 2013 was $241.9 million, $246.0 million and $232.0 million, respectively.

The Company's primary ongoing cash requirements relate to the funding of new branches and acquisitions, the overall growth of loans outstanding, the repayment of long-term indebtedness and the repurchase of its common stock.  As of March 31, 2015, approximately 18.1 million shares have been repurchased since 1996 for an aggregate purchase price of approximately $849.2 million. During fiscal 2015 the Company repurchased 1.4 million shares for $115.3 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25.0 million announced on February 19, 2015 and $25.0 million announced on July 23, 2014. After taking into account all shares repurchased through May 29, 2015 (including pending repurchase orders subject to settlement), the Company has $11.5 million in aggregate remaining repurchase capacity under all of the company’s outstanding repurchase authorizations.  The Company believes stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  In addition, the Company currently plans to open approximately 30 branches in the United States, 10 branches in Mexico, and evaluate acquisition opportunities in fiscal 2016.  Expenditures by the Company to open and furnish new branches generally averaged approximately $30,000 per branch during fiscal 2015.  New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company acquired two branches and three loan portfolios from competitors in three states in five separate transactions during fiscal 2015. Gross loans receivable purchased in these transactions were approximately $2.0 million in the aggregate at the dates of purchase.  The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company currently has a $680.0 million revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $1.5 million letter of credit subfacility. The current aggregate commitments of $680.0 million will be reduced to $630.0 million on June 15, 2015 and the facility will mature on June 15, 2016. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. On March 31, 2015, $501.2 million was outstanding under this facility, and there was $81.6 million of unused borrowing availability under the borrowing base limitations. The Company also has $96.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables.

Borrowings under the Company’s revolving credit facility bear interest at a per annum rate equal to 4.0% or, if greater, 3.0% plus one-month LIBOR. The revolving credit facility requires payment of a commitment fee equal to 0.40% per annum of the average daily unused portion of the aggregate commitments under the facility unless the average daily unused portion equals or exceeds 55% of the aggregate commitments, in which case the commitment fee increases to 0.50% per annum. During the twelve months ended, March 31, 2015, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.3%. Amounts applied to repay borrowings under the revolving credit facility may be reborrowed, subject to the terms of the facility. If at any time total credit utilization under the revolving credit facility exceeds the borrowing base limitation, the Company must immediately repay outstanding revolving loans under the facility in an amount equal to such excess.

The Company’s obligations under the revolving credit facility, together with treasury management and hedging obligations owing to any lender under the revolving credit facility or any affiliate of any such lender, are required to be guaranteed by each of the Company’s wholly-owned domestic subsidiaries. The obligations of the Company and the subsidiary guarantors under the revolving credit facility, together with such treasury management and hedging obligations, are secured by a first-priority security interest in substantially all assets of the Company and the subsidiary guarantors (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing), but excluding interests in real property.

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $265.0 million, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 3.25 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. In addition, the agreement establishes a maximum specified level for the collateral performance indicator.

The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2015 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, and certain changes of control of the Company.

As previously disclosed, the Company entered into an additional amendment to the revolving credit facility as of May 8, 2015 that would have made certain additional changes to the revolving credit facility conditioned upon consummation of the Company’s proposed private offering of $250 million in aggregate principal amount of senior notes due 2020 on or before June 1, 2015. However, based on the Company’s decision to postpone the proposed offering, the changes to the revolving credit agreement described in this amendment never became effective.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Maturities of notes payable	$—	$501,150	$—	$—	$—	$—	$501,150
Interest payments	20,046	4,176	—	—	—	—	24,222
Minimum lease payments	23,387	15,605	7,832	2,507	1,006	119	50,456
Total	$43,433	$520,931	$7,832	$2,507	$1,006	$119	$575,828

The Company believes that cash flow from operations and borrowings under its revolving credit facility will be adequate for the next twelve months, and for the foreseeable future thereafter, to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches.  Except as otherwise discussed in this report, including in Part 1, Item 1A, “Risk Factors,” management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company's liquidity.  From time to time, the Company has needed and obtained, and expects that it will continue to need on a recurring basis, either on an increase in the borrowing limits under its revolving credit facility or additional sources of financing.  The Company has successfully obtained such additional capacity in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A, “Risk Factors,” for a further discussion of risks and contingencies that could affect our business, financial condition and liquidity.

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
Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of March 31, 2015 our debt outstanding was $501.2 million and our shareholders' equity was $315.6 million resulting in a debt-to-equity ratio of 1.6:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital and capacity under the terms of our debt agreements we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute on our business objectives, while not putting undue stress on our balance sheet.
Historically, management has filed a Form 8-K with the Securities and Exchange Commission to announce any new authorization the Board of Directors has given regarding stock repurchases.  Management plans to continue to make filings with the Securities and Exchange Commission or otherwise publicly announce future stock repurchase authorizations.  When we have Board authorization to repurchase shares, we have historically repurchased shares in the open market and in accordance with applicable regulations regarding company repurchase programs and our own self-imposed trading policies. Subject to the guidelines and conditions described above,  we anticipate that we will continue to repurchase shares.
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

Legal Matters

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Part I, Item 3, “Legal Proceedings” and Note 16 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2015, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable, and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $501.2 million at March 31, 2015.  Interest on borrowings under this facility is based on the greater of 4% or one month LIBOR plus 3.0%.

Based on the outstanding balance at March 31, 2015, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening branches in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  Revenues from our non-U.S. operations accounted for approximately 8.6% and 8.4% of total revenues during the twelve month periods ended March 31, 2015 and 2014, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2015 was a loss of approximately $10.8 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $56.4 million and $58.0 million at March 31, 2015 and 2014, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2015
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$807,613,770	$812,742,678	$819,011,335
% change from base amount	(0.63)%	—	0.77%
$ change from base amount	$(5,128,908)	$—	$6,268,657
	As of March 31, 2014
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$808,644,606	$813,919,815	$820,367,273
% change from base amount	(0.65)%	—	0.79%
$ change from base amount	$(5,275,209)	$—	$6,447,458

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2015
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$110,113,519	$110,833,458	$111,713,385
% change from base amount	(0.65)%	—	0.79%
$ change from base amount	$(719,939)	$—	$879,927
	As of March 31, 2014
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$105,929,508	$106,607,932	$107,437,115
% change from base amount	(0.64)%	—	0.78%
$ change from base amount	$(678,424)	$—	$829,183

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash and cash equivalents	$38,338,935	19,569,683
Gross loans receivable	1,110,145,082	1,112,307,335
Less:
Unearned interest, insurance and fees	(297,402,404)	(298,387,520)
Allowance for loan losses	(70,437,988)	(63,254,940)
Loans receivable, net	742,304,690	750,664,875
Property and equipment, net	25,906,507	24,826,238
Deferred income taxes, net	37,345,605	33,514,189
Other assets, net	12,749,771	11,707,639
Goodwill	6,121,458	5,967,127
Intangible assets, net	3,363,753	3,777,810
Total assets	$866,130,719	850,027,561

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	501,150,000	505,500,000
Income taxes payable	18,204,186	9,521,285
Accounts payable and accrued expenses	31,208,814	27,650,955
Total liabilities	550,563,000	542,672,240

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,969,948 and 10,262,384 shares at March 31, 2015 and March 31, 2014, respectively	—	—
Additional paid-in capital	141,864,764	118,365,503
Retained earnings	188,605,305	193,095,944
Accumulated other comprehensive loss	(14,902,350)	(4,106,126)
Total shareholders' equity	315,567,719	307,355,321
Commitments and contingencies

Total liabilities and shareholders' equity	$866,130,719	850,027,561

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014	2013
Revenues:
Interest and fee income	$524,277,341	$523,770,049	$485,413,704
Insurance commissions, net and other income	85,935,535	75,493,350	78,222,382
Total revenues	610,212,876	599,263,399	563,636,086

Expenses:
Provision for loan losses	118,829,863	126,575,392	114,322,525
General and administrative expenses:
Personnel	192,419,147	187,444,744	178,009,856
Occupancy and equipment	41,716,893	38,879,460	36,278,134
Advertising	17,299,665	16,062,076	14,849,980
Amortization of intangible assets	723,071	1,057,620	1,365,473
Other	39,892,742	37,804,532	35,125,324
Total general and administrative expenses	292,051,518	281,248,432	265,628,767

Interest expense	23,301,156	21,195,370	17,393,963
Total expenses	434,182,537	429,019,194	397,345,255

Income before income taxes	176,030,339	170,244,205	166,290,831
Income taxes	65,196,881	63,636,273	62,201,083
Net income	$110,833,458	$106,607,932	$104,089,748

Net income per common share:
Basic	$12.12	$9.80	$8.18
Diluted	$11.90	$9.60	$8.00

Weighted average common shares outstanding:
Basic	9,146,003	10,876,557	12,728,360
Diluted	9,316,629	11,105,710	13,003,136

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2015	2014	2013
Net income	$110,833,458	106,607,932	104,089,748
Foreign currency translation adjustments	(10,796,224)	(3,687,809)	2,318,117
Comprehensive income	$100,037,234	102,920,123	106,407,865

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), net	Total Shareholders' Equity
Balances at March 31, 2012	$65,630,753	355,980,694	(2,736,434)	418,875,013

Proceeds from exercise of stock options (332,665 shares), including tax benefits of $3,049,108	12,993,709	—	—	12,993,709
Common stock repurchases (2,569,597 shares)	—	(183,045,655)	—	(183,045,655)
Restricted common stock expense under stock option plan, net of cancellations ($976,282)	3,842,674	—	—	3,842,674
Stock option expense	7,322,653	—	—	7,322,653
Other comprehensive income	—	—	2,318,117	2,318,117
Net income	—	104,089,748	—	104,089,748

Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510
Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)
Restricted common stock expense under stock option plan, net of cancellations ($792,073)	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—	—	9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—		8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458

Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$110,833,458	106,607,932	104,089,748

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	723,071	1,057,620	1,365,473
Amortization of loan costs and discounts	418,847	373,441	612,021
Provision for loan losses	118,829,863	126,575,392	114,322,525
Depreciation	6,538,638	6,282,255	6,442,292
Deferred income tax benefit	(3,831,417)	(4,098,193)	(10,941,998)
Compensation related to stock option and restricted stock plans	15,968,637	14,913,204	11,165,327
Net gain on sale of loans receivable	(16,027,999)	—	—
Change in operating assets and liabilities:
Other assets, net	(1,060,037)	(360,471)	(811,921)
Income taxes payable	8,494,879	(4,420,347)	2,413,396
Accounts payable and accrued expenses	1,041,341	(967,249)	3,387,226
Net cash provided by operating activities	241,929,281	245,963,584	232,044,089
Cash flows from investing activities:
Increase in loans receivable, net	(116,921,675)	(157,149,864)	(171,985,755)
Net assets acquired from branch acquisitions, primarily loans	(1,516,149)	(774,549)	(1,951,646)
Increase in intangible assets from acquisitions	(463,345)	(281,436)	(716,169)
Purchases of property and equipment	(8,629,469)	(7,432,535)	(6,910,955)
Proceeds from sale of property and equipment	399,306	48,476	26,659
Proceeds from sale of loan receivable	18,880,496	—	—
Net cash used in investing activities	(108,250,836)	(165,589,908)	(181,537,866)
Cash flow from financing activities:
Borrowings from senior notes payable	310,721,600	425,640,000	443,515,466
Payments on senior notes payable	(315,071,600)	(320,390,000)	(272,515,466)
Payments on junior subordinated note payable	—	—	(50,000,000)
Loan cost associated with senior notes payable	(337,500)	(204,000)	(985,000)
Proceeds from exercise of stock options	6,540,847	10,794,889	9,944,601
Repurchase of common stock	(115,324,097)	(190,536,775)	(183,045,655)
Excess tax benefit from exercise of stock options	989,776	2,867,621	3,049,108
Net cash used in financing activities	(112,480,974)	(71,828,265)	(50,036,946)
Effects of foreign currency fluctuations on cash	(2,428,219)	(601,093)	387,912
Net change in cash and cash equivalents	18,769,252	7,944,318	857,189
Cash and cash equivalents at beginning of year	19,569,683	11,625,365	10,768,176
Cash and cash equivalents at end of year	$38,338,935	19,569,683	11,625,365
Supplemental Disclosures:
Interest paid during the period	$22,714,147	19,922,148	16,028,399
Income taxes paid during the period	$61,027,849	67,404,899	66,921,031

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

As of March 31, 2015, the Company operated 1,172 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, and Wisconsin.  The Company also operated 148 branches in Mexico.  The Company is subject to numerous lending regulations that vary by jurisdiction.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

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

The Company has one reportable segment, which is the consumer finance company.  The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, world class buying club and the automobile club, are done in the existing branch network in conjunction with or as a complement to the lending operation.  There is no discrete financial information available for these activities and they do not meet the criteria under FASB ASC Topic 280 to be reported separately.

The Company's three US divisions (Southern, Central, and Western) meet the aggregation criteria under FASB ASC Topic 280.

At March 31, 2015 and 2014, the Company's Mexico operations accounted for approximately 2.6% and 2.1% of total consolidated assets. Total revenues for the years ended March 31, 2015, 2014 and 2013 were $52.4 million, $50.6 million, $41.1 million, which represented 8.6%, 8.4%, and 7.3% of consolidated revenues. Although, the Company's Mexico operations is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

ParaData provides data processing systems to 102 separate finance companies, including the Company.  At March 31, 2015 and 2014, ParaData had total assets of $0.2 million and $1.3 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2015, 2014 and 2013 were $2.1 million, $2.4 million and $2.1 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2015 and 2014 the Company had $1.1 million and $0.7 million in restricted cash associated with captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Georgia, South Carolina, Texas, Oklahoma, Louisiana, Tennessee, Missouri, Illinois, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, Idaho and Mississippi.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2015, 2014 and 2013 the Company originated loans generally ranging up to $4,000, with terms of 42 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company's lending policy has predetermined lending amounts, so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Gross loans receivable at March 31, 2015 and 2014 consisted of the following:

	2015	2014
Small loans	661,635,284	676,760,815
Large loans	439,279,986	422,771,805
Sales finance loans	9,229,812	12,774,715
Total gross loans	1,110,145,082	1,112,307,335

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method.  Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

In connection with the preparation of the consolidated financial statements for the year ended March 31, 2015, the Company has reclassified certain loan origination costs from personnel and other expenses to present them as a reduction to interest and fee income in compliance with Accounting Standards Codification 310-20, Nonrefundable Fees and Other Costs. The Company has historically deferred these costs in compliance with the standard, but inappropriately only recorded the net difference between the deferral of costs on loans originated during a period and the amortization of deferred costs for the same period within the statement of operations.
The Company evaluated the materiality of the reclassifications in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded that the reclassifications, individually and in the aggregate, were immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported revenue and expenses as shown in the following table:

	Year Ended March 31, 2014		Year Ended March 31, 2013
	As Reported	As Revised	As Reported	As Revised
Interest and fee income	542,155,900	523,770,049	505,495,331	485,413,704

Personnel expense	202,794,384	187,444,744	194,422,717	178,009,856
Other expense	40,840,744	37,804,532	38,794,090	35,125,324

The corrections have no impact on the Company’s consolidated balance sheets, net income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, consolidated statements of cash flows, or earnings per share.
Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for loan losses.  The Company recognizes interest and fee income using the interest method.  Charges for late payments are credited to income when collected.

The Company generally offers its loans at the prevailing statutory rates for terms not to exceed 42 months.  Management believes that the carrying value approximates the fair value of its loan portfolio.

Nonaccrual Policy

The accrual of interest is discontinued when a loan is 60 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced.

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

The general reserve is 4.25% of the gross loan portfolio. The specific reserve represents 100% of the gross loan balance of all loans 90 or more days past due on a recency basis, including bankrupt accounts in that category.  This methodology is based on historical data showing that the collection of loans 90 days or more past due and bankrupt accounts is remote.

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

The Company's policy is to charge off loans at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported.   The Company's historical annual charge-off rate for the past 10 years has ranged from 12.9% to 16.7% of net loans. The Company's delinquencies and net charge-off ratios were significantly impacted during the year by a change to the branch level incentive plan that became effective July 1, 2014. The change allows managers to continue collection efforts on accounts that are 90 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 90 days or more past due and lower charge-offs during the year. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

FASB ASC Topic 310-30 prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this authoritative literature.  The Company believes that loans acquired since the adoption of FASB ASC Topic 310-30 have not shown evidence of deterioration of credit quality since origination, and therefore, are not within the scope of FASB ASC Topic 310-30.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 90 days or more past due.   In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2015, bankrupt accounts that had not been charged off were approximately $6.0 million.  Bankrupt accounts 90 days or more past due are reserved at 100% of the gross loan balance.  The Company also considers accounts 90 days or more past due as impaired, and the accounts are reserved at 100% of the gross loan balance.

Delinquency is the primary credit quality indicator used to determine the credit quality of the Company's receivables (additional requirements from ASC 310-10 are disclosed in Note 2).

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

Operating Leases

The Company’s branch leases typically have a lease term of three to five years and contain lessee renewal options and cancellation clauses in the event of regulatory changes.  The Company typically renews its leases for one or more option periods.  Accordingly, the Company amortizes its leasehold improvements over the shorter of their economic lives, which are generally five years, or the lease term that considers renewal periods that are reasonably assured.

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance costs and other deposits.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 5 to 20 years with a weighted average of approximately 16 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 2 to 7 years with a weighted average of approximately 5 years.

Customer lists are allocated at a branch level and are evaluated for impairment at a branch level when a triggering event occurs, in accordance with FASB ASC Topic 360-10-5.  If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance.  In most acquisitions, the original fair value of the customer list allocated to a branch is less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists.  In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill.  The branches the Company acquires are small, privately-owned branches, which do not have sufficient historical data to determine customer attrition.  The Company believes that the customers acquired have the same characteristics and perform similarly to its customers.  Therefore, the Company utilized the attrition patterns of its customers when developing the attrition of acquired customers.  This method is re-evaluated periodically.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has one reporting unit, the consumer finance company, and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics.  As of March 31, 2015, the Company had 92 branches with recorded goodwill.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any impairment charges for the fiscal year ended 2015, 2014, or 2013.

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

Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR.

Insurance Premiums and Commissions

Insurance premiums for credit life, accident and health, property and unemployment insurance written in connection with certain loans, net of refunds and applicable advance insurance commissions retained by the Company, are remitted monthly to an insurance company.  All commissions are credited to unearned insurance commissions and recognized as income over the life of the related insurance contracts. The Company recognizes insurance income using the Rule of 78s method for credit life (decreasing term), credit accident and health, unemployment insurance and the Pro Rata method for credit life (level term) and credit property.

Non-filing Insurance

Non-filing insurance premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged.  The premiums and recoveries are remitted to a third party insurance company and are not reflected in the accompanying Consolidated Financial Statements (See Note 8).  Claims paid by the third party insurance company result in a reduction to loan losses.

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

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260.  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options and restricted stock , which are computed using the treasury stock method.  See Note 11 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12).

At March 31, 2015, the Company had several share-based employee compensation plans, which are described more fully in Note 12.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2013, 2014, and 2015 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Share Repurchases

The Company's Board of Directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. This repurchase authorization follows, and is in addition to, similar repurchase authorizations of $25.0 million announced on February 19, 2015 and $25.0 million announced on July 23, 2014. After taking into account all shares repurchased through May 29, 2015, the Company has $11.5 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2015, the Company operated in fifteen states in the United States as well as in Mexico. For the years ended March 31, 2015, 2014 and 2013, total revenue within the Company's four largest states (Texas, Georgia, Tennessee, S. Carolina) accounted for approximately 54%, 58% and 56%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $17.3 million, $16.1 million and $14.8 million for fiscal years 2015, 2014 and 2013, respectively.

Accounting Standards to be Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either a "full retrospective" adoption or a "modified retrospective" adoption; however, early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-03, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2015, 2014, and 2013:

	2015	2014	2013
Balance at beginning of period	$63,254,940	59,980,842	54,507,299
Provision for loan losses	118,829,863	126,575,392	114,322,525
Loan losses	(126,093,332)	(137,307,358)	(121,514,261)
Recoveries	15,467,059	14,287,889	12,471,699
Translation adjustment	(1,020,542)	(281,825)	193,580
Balance at end of period	$70,437,988	63,254,940	59,980,842

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,821,691	—	4,821,691
Gross loans contractually delinquent	48,262,853	—	48,262,853
Loans not contractually delinquent and not in bankruptcy	—	1,057,060,538	1,057,060,538
Gross loan balance	53,084,544	1,057,060,538	1,110,145,082
Unearned interest and fees	(13,115,117)	(284,287,287)	(297,402,404)
Net loans	39,969,427	772,773,251	812,742,678
Allowance for loan losses	(35,352,658)	(35,085,330)	(70,437,988)
Loans, net of allowance for loan losses	$4,616,769	737,687,921	742,304,690

March 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,402,715	—	5,402,715
Gross loans contractually delinquent	27,556,583	—	27,556,583
Loans not contractually delinquent and not in bankruptcy	—	1,079,348,037	1,079,348,037
Gross loan balance	32,959,298	1,079,348,037	1,112,307,335
Unearned interest and fees	(6,721,702)	(291,665,818)	(298,387,520)
Net loans	26,237,596	787,682,219	813,919,815
Allowance for loan losses	(21,064,497)	(42,190,443)	(63,254,940)
Loans, net of allowance for loan losses	$5,173,099	745,491,776	750,664,875

The average investment in impaired loans was $49.2 million and $32.9 million, respectively, for the periods ended March 31, 2015, and 2014. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	March 31, 2015	March 31, 2014
Credit risk
Consumer loans- non-bankrupt accounts	$1,104,179,016	1,106,428,510
Consumer loans- bankrupt accounts	5,966,066	5,878,825
Total gross loans	$1,110,145,082	1,112,307,335

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,032,984,546	1,053,037,073
Contractual non-performing, 60 days or more delinquent (1)	77,160,536	59,270,262
Total gross loans	$1,110,145,082	1,112,307,335

Delinquent refinance	$23,957,779	22,907,734

Credit risk profile based on customer type
New borrower	$146,376,318	151,025,603
Former borrower	110,149,558	102,514,264
Refinance	829,661,427	835,859,734
Delinquent refinance	23,957,779	22,907,734
Total gross loans	$1,110,145,082	1,112,307,335

(1) Loans in nonaccrual status

The following is a summary of the past due receivables as of:

	March 31, 2015	March 31, 2014	March 31, 2013
Contractual basis:
30-60 days past due	$43,663,540	37,713,414	37,674,267
61-90 days past due	26,027,649	30,607,515	22,773,063
91 days or more past due	51,132,887	28,662,747	23,941,210
Total	$120,824,076	96,983,676	84,388,540

Percentage of period-end gross loans receivable	10.9%	8.7%	7.9%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2015	March 31, 2014
Land	$576,977	250,443
Building and leasehold improvements	20,361,536	19,083,381
Furniture and equipment	43,901,426	41,422,708
	64,839,939	60,756,532
Less accumulated depreciation and amortization	(38,933,432)	(35,930,294)
Total	$25,906,507	24,826,238

Depreciation expense was approximately $6.5 million, $6.3 million and $6.4 million for the years ended March 31, 2015, 2014 and 2013, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2015			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$22,539,218	(19,282,316)	3,256,902	$22,255,204	(18,630,930)	3,624,274
Value assigned to non-compete agreements	8,349,643	(8,242,792)	106,851	8,324,643	(8,171,107)	153,536
Total	$30,888,861	(27,525,108)	3,363,753	$30,579,847	(26,802,037)	3,777,810

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $0.5 million for 2016; $0.4 million for 2017; $0.4 million for 2018; $0.3 million for 2019; $0.3 million for 2020; and an aggregate of $1.3 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended March 31, 2015 and 2014:

	2015	2014
Balance at beginning of year:
Goodwill	$5,992,520	5,921,681
Accumulated goodwill impairment losses	(25,393)	(25,393)

Goodwill acquired during the year	$154,331	70,839
Impairment losses	—	—
Balance at end of year:
Goodwill	$6,146,851	5,992,520
Accumulated goodwill impairment losses	(25,393)	(25,393)
Total	$6,121,458	5,967,127

The Company performed an annual impairment test during the fourth quarter of fiscal 2015 and 2014, and determined that none of the recorded goodwill was impaired.

(6)	Notes Payable

Senior Notes Payable $680,000,000 Revolving Credit Facility

The Company's notes payable consist of a $680.0 million senior notes payable revolving credit facility with borrowings of $501.2 million outstanding on the borrowing facility and $750,000 standby letters of credit related to workers compensation is outstanding at March 31, 2015. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2015, and it expires on December 31, 2015. As amended the base credit facility will reduce from $680.0 million to $630 million on June 15, 2015.  Subject to a borrowing base formula based on eligible loans receivable, the Company may borrow at the rate of LIBOR plus 3.0% with a minimum of 4.0%.  At March 31, 2015 and March 31, 2014, the Company’s effective interest rate, including the commitment fee, was 4.3% and 4.4%, respectively, and the unused amount available under the revolver at March 31, 2015 was $81.5 million. The Company also had $96.6 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. The revolving credit facility has a commitment fee of 0.40% per annum on the unused portion of the commitment. The Company pays interest on a monthly basis.  Borrowings under the revolving credit facility mature on June 15, 2016.

Junior Subordinated Note Payable

On September 17, 2010, the Company entered into a $75.0 million Junior Subordinated Note Payable with Wells Fargo Preferred Capital, Inc. (“Wells Fargo”) providing for a non-revolving line of credit . Wells Fargo is also a lender under the Revolving Credit Agreement. The Company repaid the junior subordinated note in May 2012.

Substantially all of the Company’s assets, excluding Mexico, are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The Company's revolving credit agreement contains a number of financial covenants, including minimum net worth and fixed charge coverage requirements.  The credit agreement also contains certain other covenants, including covenants that impose limitations on the Company with respect to (i) declaring or paying dividends or making distributions on or acquiring common or preferred stock or warrants or options; (ii) redeeming or purchasing or prepaying principal or interest on subordinated debt; (iii) incurring additional indebtedness; and (iv) entering into a merger, consolidation or sale of substantial assets or subsidiaries.  The Company was in compliance with these covenants at March 31, 2015 and does not believe that these covenants will materially limit its business and expansion strategy.

Debt Maturities

As of March 31, 2015, the aggregate annual maturities of the notes payable for each of the fiscal years subsequent to March 31, 2015 were as follows:

2016	$—
2017	501,150,000
2018	—
2019	—
2020	—
Total future debt payments	$501,150,000

(7)	Insurance Commissions and Other Income

Insurance commissions and other income for the years ending March 31, 2015, 2014 and 2013 consist of:

	2015	2014	2013
Insurance commissions	$47,822,485	50,379,798	51,345,424
Tax return preparation revenue	9,896,378	9,118,639	8,696,976
Auto club membership revenue	3,671,192	4,585,904	5,493,653
World Class Buying Club revenue	2,438,314	3,881,915	4,761,257
Net gain on sale of loans receivable	16,027,999	—	—
Other	6,079,167	7,527,094	7,925,072
Insurance commissions and other income	$85,935,535	75,493,350	78,222,382

(8)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
Insurance premiums written	$6,804,275	7,241,274	7,361,547

Recoveries on claims paid	$1,128,347	1,086,381	1,005,757

Claims paid	$7,196,437	7,501,154	7,576,902

(9)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2015, are as follows:

2016	$23,387,035
2017	15,604,656
2018	7,832,098
2019	2,507,233
2020	1,005,752
Thereafter	119,045
Total future minimum lease payments	$50,455,819

Mexico commitments of approximately $56.7 million (MXN) were translated at the spot rate of $15.23.

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2015, 2014 and 2013, was approximately $26.0 million, $23.9 million and $21.9 million, respectively.

(10)Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2015
U.S. Federal	$61,284,206	(3,524,067)	57,760,139
State and local	6,112,487	(411,543)	5,700,944
Foreign	1,631,605	104,193	1,735,798
	$69,028,298	(3,831,417)	65,196,881

Year ended March 31, 2014
U.S. Federal	$59,218,428	(3,513,833)	55,704,595
State and local	6,679,439	(428,210)	6,251,229
Foreign	1,836,599	(156,150)	1,680,449
	$67,734,466	(4,098,193)	63,636,273

Year ended March 31, 2013
U.S. Federal	$63,140,638	(8,792,012)	54,348,626
State and local	8,372,748	(857,958)	7,514,790
Foreign	1,629,695	(1,292,028)	337,667
	$73,143,081	(10,941,998)	62,201,083

Income tax expense was $65,196,881, $63,636,273 and $62,201,083, for the years ended March 31, 2015, 2014 and 2013, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2015	2014	2013
Expected income tax	$61,610,619	59,585,472	58,201,791
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	3,705,614	4,063,299	4,884,614
Insurance income exclusion	(73,826)	(86,189)	(123,289)
Uncertain tax positions	1,914,990	3,001,452	283,084
State tax adjustment for amended returns	—	(1,937,724)	—
Foreign income adjustments	(1,453,438)	(1,487,116)	(961,771)
Other, net	(507,078)	497,079	(83,346)
	$65,196,881	63,636,273	62,201,083

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$27,337,684	24,701,417
Unearned insurance commissions	12,814,428	13,042,940
Accrued expenses primarily related to employee benefits	15,787,850	11,176,823
Reserve for uncollectible interest	1,103,603	2,147,953
Convertible notes	75,628	226,938
Other	915,468	551,312

Gross deferred tax assets	58,034,661	51,847,383
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	58,033,387	51,846,109

Deferred tax liabilities:
Fair value adjustment for loans	(12,186,719)	(10,409,728)
Property and equipment	(4,079,130)	(4,072,587)
Intangible assets	(1,842,004)	(1,636,414)
Deferred net loan origination fees	(1,851,672)	(1,652,645)
Prepaid expenses	(728,257)	(560,546)
Gross deferred tax liabilities	(20,687,782)	(18,331,920)

Deferred income taxes, net	$37,345,605	33,514,189

The valuation allowance for deferred tax assets as of March 31, 2015 and 2014 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2015 and 2014 relates to state net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2015.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company's Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2015, the Company has determined that approximately $23.5 million of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested. At March 31, 2015, there was an unrecognized deferred tax liability in the amount of $20.6 million related to investment in the Mexican subsidiaries.

As of March 31, 2015 and 2014, the Company had $8.6 million and $6.4 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $6.6 million and $4.6 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at March 31, 2014	$5,810,712
Gross increases for tax positions of current year	2,209,048
Gross increases for tax positions of prior years	—
Federal and state tax settlements	—
Lapse of statute of limitations	(398,433)
Unrecognized tax benefits balance at March 31, 2015	$7,621,327

At March 31, 2015, approximately $4.4 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2015 and 2014, the Company had $940,805 and $614,279 accrued for gross interest, respectively, of which $474,484, $379,417, and $240,609 represented the current period expense for the periods ended March 31, 2015, 2014, and 2013.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

(11)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$110,833,458	9,146,003	$12.12

Effect of Dilutive Securities Options and restricted stock	—	170,626

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$110,833,458	9,316,629	$11.90

	For the year ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$106,607,932	10,876,557	$9.80

Effect of Dilutive Securities Options and restricted stock	—	229,153

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$106,607,932	11,105,710	$9.60

	For the year ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$104,089,748	12,728,360	$8.18

Effect of Dilutive Securities Options and restricted stock	—	274,776

Diluted EPS
Income available to common shareholders plus assumed exercises of stock options	$104,089,748	13,003,136	$8.00

Options to purchase 543,879, 404,421 and 403,123 shares of common stock at various prices were outstanding during the years ended March 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

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

	Year Ended March 31, 2014		Year Ended March 31, 2013
	As Reported	As Revised	As Reported	As Revised
Net income (numerator)	106,607,932	106,607,932	104,089,748	104,089,748

Basic:
Weighted average common shares outstanding (denominator)	11,391,706	10,876,557	12,940,007	12,728,360

Diluted:
Weighted average common shares outstanding	11,391,706	10,876,557	12,940,007	12,728,360
Dilutive potential restricted stock and stock options	349,599	229,153	274,264	274,776
Weighted average common shares outstanding (denominator)	11,741,305	11,105,710	13,214,271	13,003,136

Net income per common share:
Basic	9.36	9.80	8.04	8.18
Diluted	9.08	9.60	7.88	8.00
The corrections have no impact on the Company’s consolidated balance sheets, net income, consolidated statement of comprehensive income, consolidated statements of shareholders equity, or consolidated statements of cash flows.

(12)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,470,600, $1,483,712 and $1,432,170, for the years ended March 31, 2015, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The SERP is an unfunded plan, and as such, there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009, the Company instituted a second Supplemental Executive Retirement Plan to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2015, 2014 and 2013, contributions of $642,710, $909,466 and $1,022,979, respectively, were charged to expense related to the SERP. The expense for the year ended March 31, 2014 was offset by the reversal of $904,138 of expense accrued for two executives who resigned during the year.  The unfunded liability was $7,516,249, $7,186,076 and $7,470,918, as of March 31, 2015, 2014 and 2013, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2015 and 2014, no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At March 31, 2015, there were a total of 209,178 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2015, 2014 and 2013 was $34.50, $43.80 and $36.06 per share, respectively.  This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2015	2014	2013
Dividend yield	0%	0%	0%
Expected volatility	44.62%	53.91%	56.15%
Average risk-free interest rate	1.77%	1.51%	0.80%
Expected life	6.1 years	5.4 years	5.6 years

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

Option activity for the year ended March 31, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,096,000	$63.79
Granted	193,525	76.57
Exercised	(159,348)	41.05
Forfeited	(39,532)	69.20
Expired	(6,878)	75.82
Options outstanding, end of period	1,083,767	$69.15	7.43	$8,303,057
Options exercisable, end of period	340,883	$58.01	5.88	$5,871,954

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2015.  This amount will change as the stock's market price changes.  The total intrinsic value of options exercised during the periods ended March 31, 2015, 2014 and 2013 was as follows:

2015	2014	2013
$6,454,022	$13,844,546	$14,049,751

As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $18.0 million, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. As of March 31, 2015, 60,390 remain unforfeited. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of March 31, 2014, 373,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

On November 7, 2011, the Company granted 15,077 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  One-third of the restricted stock vested immediately, one-third vested on November 7, 2012, and 3,249 net of forfeits vested on November 7, 2013, respectively.  On that same date, the Company granted an additional 24,200 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain officers.  One-third of the restricted stock vested on November 7, 2012, and one-third of the restricted stock vested on November 7, 2013 and one-third of the restricted stock vested on November 7, 2014, respectively.  On that same date, the Company granted an additional 11,139 shares of restricted stock (which are equity classified), with a grant date fair value of $67.70 per share, to certain executive officers.  The remaining unforfeited 7,275 shares vested on April 30, 2014 based on the Company’s compounded annual EPS growth according to the following schedule:

Vesting Percentage	Compounded Annual EPS Growth
100%	15% or higher
67%	12% - 14.99%
33%	10% - 11.99%
0%	Below 10%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized approximately $8.1 million, $6.0 million and $4.8 million of compensation expense for the years ended March 31, 2015, 2014 and 2013, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2015, there was approximately $8.8 million of unrecognized compensation cost related to unvested performance-based restricted stock awards, which is expected to be recognized over the next 1.6 years based on current estimates. In addition there was approximately $6.7 million of unrecognized compensation cost related to unvested performance-based restricted stock awards, which are not expected to vest based on current estimates. If these estimates change the $6.7 million could be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of March 31, 2015, and changes during the year ended March 31, 2015, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2014	461,959	$76.49
Granted during the period	—	—
Vested during the period	(12,615)	67.70
Forfeited during the period	(15,594)	73.84
Outstanding at March 31, 2015	433,750	$76.84

Total share-based compensation included as a component of net income during the years ended March 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$8,133,812	9,678,724	7,322,653
Share-based compensation related to restricted stock	8,138,643	6,026,553	4,818,956
Total share-based compensation related to equity classified awards	$16,272,455	15,705,277	12,141,609

(13)	Acquisitions

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases. All acquisitions have been from independent third parties.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2015, 2014, and 2013 years:

	2015	2014	2013
Number of business combinations	2	1	3
Number of asset purchases	3	6	9
Total acquisitions	5	7	12

Purchase price	$1,979,494	1,055,986	2,649,000
Tangible assets:
Loans receivable, net	1,512,149	773,049	1,925,000
Property and equipment	4,000	1,500	8,000
	1,516,149	774,549	1,933,000

Excess of purchase prices over carrying value of net tangible assets	$463,345	281,437	716,000

Customer lists	$284,014	175,000	451,000
Non-compete agreements	25,000	35,000	60,000
Goodwill	154,331	70,839	205,000

When the acquisition results in a new branch, the Company records the transaction as a business combination, since the branch acquired will continue to generate loans. The Company typically retains the existing employees and the branch location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2015, two acquisitions were recorded as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2015, there were three acquisitions recorded as asset acquisitions.

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

(14) Fair Value

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

The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2015		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$38,338,935	$38,338,935	$19,569,683	$19,569,683
Level 3 inputs
Loans receivable, net	742,304,690	742,304,690	750,664,875	750,664,875
LIABILITIES
Level 3 inputs
Senior notes payable	501,150,000	501,150,000	505,500,000	505,500,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and 2014.

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$145,926	148,185	148,704	167,398	140,315	145,046	155,198	158,704
Provision for loan losses	30,893	36,161	38,293	13,483	28,703	38,188	41,116	18,569
General and administrative expenses	73,325	71,677	75,639	71,410	70,287	67,070	72,003	71,887
Interest expense	5,564	6,026	6,038	5,673	4,676	5,281	5,546	5,692
Income tax expense	13,588	13,047	10,245	28,317	13,537	12,942	13,579	23,579
Net income	$22,556	21,274	18,489	48,515	23,112	21,565	22,954	38,977

Earnings per share:
Basic	$2.36	2.34	2.04	5.45	2.02	1.95	2.14	3.80
Diluted	$2.32	2.30	2.01	5.34	1.98	1.91	2.10	3.73

Total revenues and General and administrative expenses have been revised in compliance with Accounting Standards Codification 310-20, Nonrefundable Fees and Other Costs as described in Note 1.

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

(16)	Litigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. Subsequent to the March 2014 CID, the Company has received and responded to, and is actively in the process of responding to, additional broad requests and demands for information from the CFPB and expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB. The complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit. On June 25, 2014, the Company filed a motion to dismiss the complaint. On August 12, 2014, lead plaintiff Operating Engineers Construction Industry and Miscellaneous Pension Fund filed an amended complaint. The amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company filed a motion to dismiss the amended complaint on September 16, 2014. On October 21, 2014, the Plaintiff filed a response in opposition to the Company’s motion to dismiss the amended complaint. The Company filed a reply brief in support of its motion to dismiss on November 17, 2014. On May 18, 2015, the Court issued an order denying the Company’s motion to dismiss. On May 28, 2015, the Court granted the Company’s consent motion for an extension of time for the Company to answer the amended complaint to until July 1, 2015. On May 28, 2015, the Company filed a motion asking the Court to certify its May 18, 2015 order for immediate appeal to the United States Court of Appeals for the Fourth Circuit, pursuant to 28 U.S.C. Section 1292(b), and to stay proceedings pending the resolution of that appeal, on grounds that the Court’s decision involves a controlling question of law over which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of the litigation. In the event that this motion is disallowed, or if the Court’s decision is not reversed on appeal, then the Company intends to answer the complaint, denying all liability, and to defend the action vigorously.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2015.  Our assessment was based on criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2015 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated balance sheet of World Acceptance Corporation and subsidiaries (the Company) as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG
Greenville, South Carolina
June 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
World Acceptance Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of World Acceptance Corporation and subsidiaries as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation's and subsidiaries' internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control -- integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated June 1, 2015 expressed an unqualified opinion on the effectiveness of World Acceptance Corporation's internal control over financial reporting.

/s/ McGladrey LLP

Raleigh, North Carolina
June 1, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
World Acceptance Corporation and subsidiaries

We have audited World Acceptance Corporation and subsidiaries' internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. World Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, World Acceptance Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of World Acceptance Corporation and subsidiaries as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and our report dated June 1, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
Raleigh, North Carolina
June 1, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 29, 2014, World Acceptance Corporation (the “Company”), was informed by KPMG LLP (“KPMG”) that KPMG would not respond to the Company’s recent request for proposal to serve as the Company’s independent registered public accounting firm and that KPMG resigned as the Company’s current independent registered public accounting firm. The decision to request proposals to serve as the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee and the Board of Directors. On September 16, 2014, the Company appointed McGladrey LLP (“McGladrey”) as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2015, based on the approval of the Audit Committee of the Company’s Board of Directors. During the years ended March 31, 2014 and 2013 and through September 16, 2014, neither the Company nor anyone on its behalf consulted McGladrey regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a “disagreement” or “reportable event” within the meaning of Item 304(a)(1) of Regulation S-K.
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

Management assessed our internal control over financial reporting as of March 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K. We reviewed the results of management’s assessment with the Audit Compliance Committee of our Board of Directors.

Our independent registered public accounting firm, McGladrey LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. McGladrey LLP has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

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

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2015 and 2014

Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements.

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith (*), Previously filed (+), or Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1	Specimen Share Certificate	4.1	33-42879
4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K
4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K

4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-9-13 8-K
4.9	Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	3-19-14 8-K
4.10	Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-14 8-K
4.11	Seventh Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	4-7-15 8-K
4.12	Eighth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-8-15 8-K
4.13	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.14	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.15	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
10.1+	Employment Agreement of A. Alexander McLean, III, effective May 21, 2007	10.3	2007 10-K
10.2+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K
10.3+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879
10.4+	Supplemental Income Plan	10.7	2000 10-K
10.5+	Second Amendment to the Company’s Supplemental Income Plan	10.2	12-31-07 10-Q
10.6+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K
10.7	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.1	12-31-07 10-Q
10.8+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2002
			Annual Meeting
10.9+	First Amendment to the Company’s 2002 Stock
	Option Plan	10.1	12-31-07 10-Q
10.10+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2005
			Annual Meeting
10.11+	First Amendment to the Company’s 2005 Stock Option Plan	10.1	12-31-07 10-Q
10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K
10.13+	The Company’s Retirement Savings Plan	4.1	333-14399
10.14+	The Company Retirement Savings Plan Fifth Amendment	10.1	12-31-08 10-Q
10.15+	Executive Deferral Plan	10.1	2001 10-K
10.16+	Second Amendment to the Company’s Executive Deferral Plan	10.1	12-31-07 10-Q
10.17+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan	10.2	12-31-07 10-Q
10.18+	First Amended and Restated 2005 Executive Deferral Plan	10.2	12-31-07 10-Q
10.19+	Second Amended and Restated Company 2005 Supplemental Income Plan	10.2	12-31-07 10-Q

10.20+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2008
			Annual Meeting
10.21+	2009 Supplemental Income Plan	10.1	6-30-09 10-Q
10.22+	2011 Stock Option Plan of the Company	Appendix A	Definitive Proxy
			Statement on
			Schedule 14A
			for the 2011
			Annual Meeting
10.23+	Form of Stock Option Agreement	99.1	12-10-12 8-K
10.24+	Form of Restricted Stock Award Agreement (Group A)	99.2	12-10-12 8-K
10.25+	Form of Restricted Stock Award Agreement (Group B)	99.3	12-10-12 8-K
14.0	Code of Ethics	14.0	2004 10-K
21.0	Schedule of the Company’s Subsidiaries	*
23.1	Consent of KPMG LLP	*
23.2	Consent of McGladrey LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2015 and March 31, 2014; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ A. Alexander McLean III
A. Alexander McLean, III
Chairman and Chief Executive Officer
	Date:	June 1, 2015

By:	/s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
	Date:	June 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ A. Alexander McLean III		/s/ Ken R. Bramlett Jr.
A. Alexander McLean, III, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Ken R. Bramlett Jr., Director

Date:	June 1, 2015	Date:	June 1, 2015

/s/ John L. Calmes, Jr.		/s/ James R. Gilreath
John L. Calmes, Jr., Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		James R. Gilreath, Director

Date:	June 1, 2015	Date:	June 1, 2015

/s/ Darrell Whitaker		/s/ Charles D. Way
Darrell Whitaker, Director		Charles D. Way, Director

Date:	June 1, 2015	Date:	June 1, 2015

/s/ Scott J. Vassalluzzo
Scott J. Vassalluzzo, Director

Date:	June 1, 2015