Form 10-Q
period 2015-06-30
WORLD ACCEPTANCE CORP
filed 2015-07-30
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The number of outstanding shares of the issuer’s no par value common stock as of July 29, 2015 was 8,974,278.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except that unless otherwise expressly noted or the context otherwise requires, or when used with reference to the common stock or other securities described herein and in describing the positions held by management or agreements of the Company, it includes only World Acceptance Corporation.  All references in this report to “fiscal 2016” are to the Company’s fiscal year ending March 31, 2016.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$17,210,770	38,338,935
Gross loans receivable	1,150,668,670	1,110,145,082
Less:
Unearned interest, insurance and fees	(314,169,997)	(297,402,404)
Allowance for loan losses	(71,959,969)	(70,437,988)
Loans receivable, net	764,538,704	742,304,690
Property and equipment, net	25,704,419	25,906,507
Deferred income taxes, net	37,481,624	37,345,605
Other assets, net	17,428,639	12,749,771
Goodwill	6,121,458	6,121,458
Intangible assets, net	3,223,464	3,363,753
Total assets	$871,709,078	866,130,719

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	488,950,000	501,150,000
Income taxes payable	18,588,841	18,204,186
Accounts payable and accrued expenses	27,914,815	31,208,814
Total liabilities	535,453,656	550,563,000
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,974,278 and 8,969,698 shares at June 30, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	140,744,192	141,864,764
Retained earnings	212,237,356	188,605,305
Accumulated other comprehensive loss, net	(16,726,126)	(14,902,350)
Total shareholders' equity	336,255,422	315,567,719

Total liabilities and shareholders' equity	$871,709,078	866,130,719

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2015	2014
Revenues:
Interest and fee income	$122,838,572	130,029,424
Insurance commissions, net and other income	14,386,210	15,896,169
Total revenues	137,224,782	145,925,593

Expenses:
Provision for loan losses	26,228,009	30,893,266
General and administrative expenses:
Personnel	43,219,745	50,641,357
Occupancy and equipment	10,392,735	10,063,894
Advertising	3,168,113	3,161,666
Amortization of intangible assets	140,289	201,758
Other	10,647,159	9,256,085
Total general and administrative expenses	67,568,041	73,324,760

Interest expense	5,471,996	5,564,455
Total expenses	99,268,046	109,782,481

Income before income taxes	37,956,736	36,143,112

Income taxes	14,324,685	13,587,777

Net income	$23,632,051	22,555,335

Net income per common share:
Basic	$2.75	2.36
Diluted	$2.71	2.32

Weighted average common shares outstanding:
Basic	8,588,647	9,548,108
Diluted	8,711,960	9,740,663

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2015	2014
Net income	$23,632,051	22,555,335
Foreign currency translation adjustments	(1,823,776)	592,105
Comprehensive income	$21,808,275	23,147,440

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—	—	8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (48,803 shares), including tax benefits of $236,159	2,575,472	—	—	2,575,472
Restricted common stock expense under stock option plan, net of cancellations ($1,563,185)	(4,973,005)	—	—	(4,973,005)
Stock option expense	1,276,961	—		1,276,961
Other comprehensive loss	—	—	(1,823,776)	(1,823,776)
Net income	—	23,632,051	—	23,632,051
Balances at June 30, 2015	$140,744,192	212,237,356	(16,726,126)	336,255,422

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flow from operating activities:
Net income	$23,632,051	22,555,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	140,289	201,758
Amortization of loan costs and discounts	219,582	97,689
Provision for loan losses	26,228,009	30,893,266
Depreciation	1,651,280	1,623,242
Deferred income tax benefit	(294,549)	(931,699)
Compensation related to stock option and restricted stock plans, net of taxes	(3,696,045)	3,565,393
Net gain on sale of loans receivable	(1,795,432)	—
Change in accounts:
Other assets, net	(147,324)	(493,041)
Income taxes payable	582,763	10,489,634
Accounts payable and accrued expenses	(2,850,047)	(1,210,718)
Net cash provided by operating activities	43,670,577	66,790,859
Cash flows from investing activities:
Increase in loans receivable, net	(49,818,408)	(60,412,755)
Proceeds from sales of loan receivable	1,952,125	—
Net assets acquired from branch acquisitions, primarily loans	—	(337,427)
Increase in intangible assets from acquisitions	—	(62,868)
Purchases of property and equipment	(1,622,083)	(2,586,806)
Proceeds from sale of property and equipment	69,109	187,018
Net cash used in investing activities	(49,419,257)	(63,212,838)
Cash flow from financing activities:
Borrowings from senior note payable	72,200,000	92,300,000
Payments on senior note payable	(84,400,000)	(49,700,000)
Loan cost associated with revolving line of credit	(5,500,000)	—
Proceeds from exercise of stock options	2,339,313	77,374
Repurchase of common stock	—	(49,902,371)
Excess tax benefits from exercise of stock options	236,159	51,869
Net cash used in financing activities	(15,124,528)	(7,173,128)
Effects of exchange-rate changes on cash and cash equivalents	(254,957)	70,175
Net change in cash and cash equivalents	(21,128,165)	(3,524,932)
Cash and cash equivalents at beginning of period	38,338,935	19,569,683
Cash and cash equivalents at end of period	$17,210,770	16,044,751

Supplemental Disclosures:
Interest paid during the period	5,164,502	5,512,754
Income taxes paid during the period	13,803,056	4,676,474

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2015 and 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2015, and for the three months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at June 30, 2015, and the results of operations and cash flows for the periods ended June 30, 2015 and 2014, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2015, included in the Company’s 2015 Annual Report to Shareholders.

Certain prior period amounts have been reclassified to conform to current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Accounting Standards to be Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2015		March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$17,210,770	$17,210,770	$38,338,935	$38,338,935
Level 3 inputs
Loans receivable, net	764,538,704	764,538,704	742,304,690	742,304,690
LIABILITIES
Level 3 inputs
Senior notes payable	488,950,000	488,950,000	501,150,000	501,150,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2015 or March 31, 2015.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2015	2014
Balance at beginning of period	$70,437,988	63,254,940
Provision for loan losses	26,228,009	30,893,266
Loan losses	(29,875,432)	(29,820,547)
Recoveries (1)	5,374,848	3,512,797
Translation adjustment	(205,444)	44,771
Balance at end of period	$71,959,969	67,885,227

(1)	Recoveries during the three months ended June 30, 2015 included $1.8 million of recoveries resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,692,823	—	4,692,823
Gross loans contractually delinquent	47,139,095	—	47,139,095
Loans not contractually delinquent and not in bankruptcy	—	1,098,836,752	1,098,836,752
Gross loan balance	51,831,918	1,098,836,752	1,150,668,670
Unearned interest, insurance and fees	(12,820,008)	(301,349,989)	(314,169,997)
Net loans	39,011,910	797,486,763	836,498,673
Allowance for loan losses	(34,518,532)	(37,441,437)	(71,959,969)
Loans, net of allowance for loan losses	$4,493,378	760,045,326	764,538,704

March 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,821,691	—	4,821,691
Gross loans contractually delinquent	48,262,853	—	48,262,853
Loans not contractually delinquent and not in bankruptcy	—	1,057,060,538	1,057,060,538
Gross loan balance	53,084,544	1,057,060,538	1,110,145,082
Unearned interest, insurance and fees	(13,115,117)	(284,287,287)	(297,402,404)
Net loans	39,969,427	772,773,251	812,742,678
Allowance for loan losses	(35,352,658)	(35,085,330)	(70,437,988)
Loans, net of allowance for loan losses	$4,616,769	737,687,921	742,304,690

June 30, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,606,311	—	5,606,311
Gross loans contractually delinquent	30,213,323	—	30,213,323
Loans not contractually delinquent and not in bankruptcy	—	1,128,548,274	1,128,548,274
Gross loan balance	35,819,634	1,128,548,274	1,164,367,908
Unearned interest, insurance and fees	(7,472,523)	(308,033,845)	(315,506,368)
Net loans	28,347,111	820,514,429	848,861,540
Allowance for loan losses	(22,979,068)	(44,906,159)	(67,885,227)
Loans, net of allowance for loan losses	$5,368,043	775,608,270	780,976,313

The average investment in impaired loans was $52.5 million and $32.6 million, respectively, for the periods ended June 30, 2015, and 2014. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	June 30, 2015	March 31, 2015	June 30, 2014
Credit risk
Consumer loans- non-bankrupt accounts	$1,145,206,726	1,104,179,016	1,158,372,205
Consumer loans- bankrupt accounts	5,461,944	5,966,066	5,995,703
Total gross loans	$1,150,668,670	1,110,145,082	1,164,367,908

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,076,373,327	1,032,984,546	1,099,149,267
Contractual non-performing, 61 or more days delinquent (1)	74,295,343	77,160,536	65,218,641
Total gross loans	$1,150,668,670	1,110,145,082	1,164,367,908

Delinquent refinance	$24,677,336	23,957,779	23,857,699

Credit risk profile based on customer type
New borrower	$141,644,702	146,376,318	152,914,153
Former borrower	126,619,807	110,149,558	122,171,469
Refinance	857,726,825	829,661,427	865,424,587
Delinquent refinance	24,677,336	23,957,779	23,857,699
Total gross loans	$1,150,668,670	1,110,145,082	1,164,367,908

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	June 30, 2015	March 31, 2015	June 30, 2014
Contractual basis:
30-60 days past due	$41,190,574	43,663,540	42,501,987
61-90 days past due	24,566,924	26,027,649	32,171,291
91 days or more past due	49,728,419	51,132,887	33,047,350
Total	$115,485,917	120,824,076	107,720,628

Percentage of period-end gross loans receivable	10.0%	10.9%	9.3%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2015	2014
Basic:
Weighted average common shares outstanding (denominator)	8,588,647	9,548,108

Diluted:
Weighted average common shares outstanding	8,588,647	9,548,108
Dilutive potential common shares stock options	123,313	156,555
Weighted average diluted shares outstanding (denominator)	8,711,960	9,704,663

Options to purchase 415,372 and 575,240 shares of common stock at various prices were outstanding during the three months ended June 30, 2015 and 2014 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

In connection with the preparation of the consolidated financial statements for the quarter ended September 30, 2014, errors in the computation and disclosure of earnings per share were identified. These errors resulted from the inclusion of restricted stock as outstanding in the basic weighted average common shares outstanding, as well as the inclusion of performance based restricted stock that had not met the necessary performance conditions as of the end of the reporting period as dilutive in the calculation of weighted average diluted shares outstanding.

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

	Three months ended June 30, 2014
	As Reported	As Revised
Net income (numerator)	22,555,335	22,555,335

Basic:
Weighted average common shares outstanding (denominator)	10,001,196	9,548,108

Diluted:
Weighted average common shares outstanding	10,001,196	9,548,108
Dilutive potential restricted stock and stock options	288,559	156,555
Weighted average common shares outstanding (denominator)	10,289,755	9,704,663

Net income per common share:
Basic	2.26	2.36
Diluted	2.19	2.32
The corrections have no impact on the Company’s consolidated balance sheets, net income, consolidated statement of comprehensive income, consolidated statements of shareholders equity, or consolidated statements of cash flows.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2015, there were a total of 255,388 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2015 was $32.05. There were no option grants during the three months ended June 30, 2014. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2015	2014
Dividend Yield	—%	—%
Expected Volatility	37.64%	—%
Average risk-free rate	1.65%	—%
Expected Life	6.0 years	0.0 years

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

Option activity for the three months ended June 30, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,083,767	$69.15
Granted during period	2,800	82.51
Exercised during period	(48,803)	47.93
Forfeited during period	(23,010)	71.66
Expired during period	—	—
Options outstanding, end of period	1,014,754	$70.15	7.22	$3,947,612
Options exercisable, end of period	292,680	$59.73	5.50	$3,136,779

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2015.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2015 and 2014 was as follows:

	June 30, 2015	June 30, 2014
Three months ended	$1,953,575	$197,660

As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $16.0 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of June 30, 2015, 347,360 remain unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized a net reduction of compensation expense of $3.4 million for the three months ended June 30, 2015 and $1.8 million of compensation expense for the three months ended June 30, 2014, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2015, there was approximately $3.1 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which is expected to be recognized over the next 1.5 years based on current estimates. In addition there was approximately $8.5 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which are not expected to vest based on current estimates. If these estimates change, the $8.5 million will be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of June 30, 2015, and changes during the three months ended June 30, 2015, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2015	433,750	$76.84
Granted during the period	—	—
Vested during the period	(60,390)	76.34
Forfeited during the period	(26,000)	74.08
Outstanding at June 30, 2015	347,360	$77.14

Total share-based compensation included as a component of net income during the periods ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,
	2015	2014
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	1,276,961	1,892,821
Share-based compensation related to restricted stock units	(3,409,820)	1,802,816
Total share-based compensation related to equity classified awards	(2,132,859)	3,695,637

The Company no longer believes that achieving the earnings per share target of $16.00 per share is probable during the measurement period which ends on March 31, 2017, therefore the Company released approximately $3.4 million of compensation expense during the period ended June 30, 2015.

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

There were no acquisitions during the three months ended June 30, 2015. The following table sets forth the acquisition activity of the Company for the three months ended June 30, 2014:

2014
Number of business combinations	—
Number of asset purchases	1
Total acquisitions	1

Purchase Price	339,963
Tangible assets:
Net loans	277,095
Furniture, fixtures & equipment	—
277,095

Excess of purchase prices over carrying value of net tangible assets	62,868

Customer lists	57,868
Non-compete agreements	5,000
Goodwill	—

When the acquisition results in a new branch, the Company records the transaction as a business combination, since the office acquired will continue to generate loans. The Company typically retains the existing employees and the branch location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $600.0 million senior revolving credit facility with borrowings of $489.0 million outstanding on the borrowing facility and $750,000 standby letters of credit related to workers compensation outstanding at June 30, 2015. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of June 30, 2015 and they expire on December 31, 2015. The base credit facility will reduce from $600.0 million to $500.0 million on March 31, 2016 and to $400.0 million on March 31, 2017. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  At June 30, 2015 and March 31, 2015, the Company’s effective interest rate, including the commitment fee, was 4.4% and 4.3%, respectively, and the unused amount available under the revolver at June 30, 2015 was $110.3 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2017.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2015, the Company has determined that approximately $1.5 million of cumulative undistributed net earnings of SWAC and approximately $18.9 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of June 30, 2015 and March 31, 2015, the Company had $9.1 million and $8.6 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $7.0 million and $6.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2015, approximately $4.6 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2015, the Company had $1,074,670 accrued for gross interest, of which $133,864 was a current period-end expense for the three months ended June 30, 2015.

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

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB. The original complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The lead plaintiff’s amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company and the individual defendants subsequently moved to dismiss the amended complaint. On May 18, 2015, the Court issued an order denying the Company’s motion to dismiss. On May 28, 2015, the Company filed a motion asking the Court to certify its May 18, 2015 order for immediate appeal to the United States Court of Appeals for the Fourth Circuit, pursuant to 28 U.S.C. Section 1292(b), and to stay proceedings pending the resolution of that appeal, on grounds that the Court’s decision involves a controlling question of law over which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of the litigation. This motion is still pending before the Court. On July 1, 2015, the Company filed an answer to the amended complaint, denying all liability.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2015, an alleged shareholder filed, purportedly on behalf of the Company, a derivative complaint against the Company, certain of our current and former executive officers and our directors in the United States District Court for the District of South Carolina, captioned Irwin J. Lipton, derivatively on behalf of World Acceptance Corporation v. A. Alexander McLean, III, John L. Calmes, Jr., Mark C. Roland, James R. Gilreath, Charles D. Way, Ken R. Bramlett, Jr., Scott J. Vassalluzzo and Darrell E. Whitaker and World Acceptance Corporation (case number 6:15-cv-02796). The complaint alleges, among other things, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, and misappropriation of information. The factual allegations underlying these claims are similar to the factual allegations described above in the Epstein case. The complaint seeks unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorney’s fees, and that the Company be directed to reform certain governance and internal control practices.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2015	2014
	(Dollars in thousands)
Average gross loans receivable ¹	$1,127,524	1,135,815
Average net loans receivable ²	822,270	829,116
Expenses as a % of total revenue:
Provision for loan losses	19.1%	21.2%
General and administrative	49.2%	50.2%
Total interest expense	4.0%	3.8%
Operating income ³	31.6%	28.6%

Return on average assets (trailing 12 months)	12.6%	12.1%

Offices opened or acquired, net	11	—

Total offices (at period end)	1,331	1,271

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended June 30, 2015 Versus three months ended June 30, 2014

Net income increased by $1.1 million for the three months ended June 30, 2015, or 4.8%, from the three month period ended June 30, 2014.  Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $1.7 million, or 4.1%, interest expense decreased by approximately $0.1 million, or 1.7%, and income tax expense increased by $0.7 million, or 5.4%.

Total revenue decreased $8.7 million, or 6.0%, to $137.2 million during the quarter ended June 30, 2015 from $145.9 million for the corresponding quarter of the previous year. Revenue from the 1,248 offices open throughout both quarterly periods decreased by approximately 6.5%.

Interest and fee income for the quarter ended June 30, 2015 decreased by $7.2 million, or 5.5%, over the same period of the prior year.  The interest and fees recognized on our average net loans receivable were negatively impacted during the quarter by an increase in loans 60 days or more past due. We experienced a 3.0% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the quarter were also negatively impacted by a continued decrease in volumes. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate quarter over quarter. The move in the exchange rate had a negative impact of approximately $2.0 million on the current quarter’s revenue compared to the prior year.

Insurance commissions and other income decreased by approximately $1.5 million, or 9.5%, between the two quarterly periods.  Insurance commissions decreased by approximately $0.8 million, or 6.5%, during the three months when compared to the same period in the prior year. Insurance commissions were impacted by a decrease in large loan volume during the quarter. Other income decreased by approximately $0.7 million, or 18.0%. This decrease resulted primarily from a decrease in World Class Buying Club ("WCBC") sales revenue of $720,000 and a decrease in the sales of motor club of $350,000. These decreases were partially offset by an increase in Paradata revenue of $410,000.

The provision for loan losses during the three months ended June 30, 2015 decreased by $4.7 million, or 15.1%. This decrease is primarily due to a smaller increase in accounts that are fully reserved from March 31, 2015 to June 30, 2015 compared to the same period in the prior year. The Company also experienced lower net charge-offs for the three months ended June 30, 2015 compared to the same period in the prior year. The Company recorded two monthly sales of accounts previously charged-off totaling approximately $1.8 million as recoveries during the current quarter. The buyer has been in contact with us and informed us recently that their early performance has not matched their projections. We are in the process of better understanding their collections strategy and results. This will likely have an impact on the timing of future payments from the buyer and could potentially impact the amounts received.

Accounts that were 60 days or more past due were 4.4% and 3.6% on a recency basis, and were 6.5% and 5.6% on a contractual basis at June 30, 2015 and June 30, 2014. We believe the increase in delinquent accounts is primarily due to a change in branch level incentives implemented in the second quarter of fiscal 2015. The accounts delinquent 60 days or more on a recency basis as of March 31, 2015 were also 4.4%. Net charge-offs as a percentage of average net loans decreased from 12.7% to 11.9% (annualized) when comparing the two quarter end periods. As mentioned above, the charge-off ratio benefited from two monthly sales of accounts previously charged-off. Net charge-offs as a percentage of average net loans on an annualized basis would have been 12.8% for the quarter without the benefit of the charge-off sales. When excluding the impact of payroll deduct loans in Mexico, the accounts 60 days or more past due were 4.2% on a recency basis and 5.8% on a contractual basis.

General and administrative expenses for the quarter ended June 30, 2015 decreased by $5.8 million, or 7.9% over the same quarter of fiscal 2014. General and administrative expenses were impacted in the current quarter due to the release of expense previously accrued under the Group B performance based restricted stock awards. The Company no longer believes that achieving the earnings per share target of $16.00 per share is probable during the measurement period which ends on March 31, 2017. The release resulted in a decrease in personnel expense of approximately $3.4 million. G&A also decreased approximately $1.2 million due to the reversal of long-term equity incentive accruals resulting from the resignation of a Senior Vice President during the quarter. This was partially offset by the accrual of approximately $400,000 of severance-related expenses. The Company also reversed approximately $1.0 million for certain long-term equity incentive accruals related to the planned retirement of the CEO on September 30, 2015. The Company also recorded an additional $1.2 million of expense related to the previously announced bond offering. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 11.6% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 49.2% for the three months ended June 30, 2015 and was 50.2% for the three months ended June 30, 2014.

Interest expense decreased by approximately $0.1 million when comparing the two corresponding quarterly periods as a result of a 6.6% decrease in the average debt balance.  The effective interest rate was 4.4% and 4.3% for the quarters ended June 30, 2015 and June 30, 2014.

The Company’s effective income tax rate remained relatively stable at 37.7% for the quarter ended June 30, 2015 compared to 37.6% for the prior year quarter.

Regulatory Matters

CFPB Investigation

As previously disclosed, on March 12, 2014, the Company received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”). The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business. Subsequent to the March 2014 CID, the Company has received and responded to, and is actively in the process of responding to, additional broad requests and demands for information from the CFPB and expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2015 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

As part of the CFPB’s outline of the proposed rulemaking initiative described above, the CFPB also stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2015 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

New Mexico Rate Cap Bills

On February 4, 2015, Members of the New Mexico House Regulatory and Public Affairs subcommittee tabled measures that would have led to the introduction of House Bill 36 and House Bill 24, which were to propose a 36% rate cap on all financial lending products. The Company, through its state and federal trade associations, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. The Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2015 for more information regarding these regulations and related risks.

Military Lending Act Regulations

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule.”) Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers” (which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents) if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers”. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule becomes effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. The Company believes the implementation of the Final Rule may adversely affect its operations, in that it may (i) require the Company to modify the consumer disclosures, and possibly the terms and conditions of its loan products offered to covered borrowers, and (ii) prevent the Company from offering some of its loan products to covered borrowers. Additionally, the Final Rule may adversely affect the cost and efficiency of processing loans, due to performing confirming database checks during the application phase, including refinancings, on a much greater number of loans, in order to effectively protect the Company from litigation related to “covered borrower” status determinations. These or other consequences of Final Rule could materially and adversely affect the Company’s business, results of operations, and financial condition.

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

Allowance for Loan Losses

The Company has developed process and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality”in the Company’s report on Form 10-K for the fiscal year ended March 31, 2015.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $972.7 million at March 31, 2012 to $1.1 billion at March 31, 2015, net cash provided by operating activities for fiscal years 2015, 2014 and 2013 was $241.9 million, $246.0 million and $232.0 million, respectively.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, our amended credit facility now requires the Company to obtain prior written consent from our lenders holding at least 66-2/3% of the aggregate commitments before repurchasing additional shares and reduces the overall commitment to $400 million over the next two years.  As of July 29, 2015, the Company had $8.1 million in aggregate board-approved outstanding stock repurchase authorizations.

The Company plans to open or acquire at least 30 branches in the United States and 10 branches in Mexico during fiscal 2016. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2015. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation.

The Company did not complete any acquisitions during the first three months of fiscal 2016. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company currently has a $600.0 million revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $1.5 million letter of credit subfacility. The credit facility was amended in June of 2015 to extend its term through June 15, 2017. As amended, the current aggregate commitments will reduce from $600 million to $500 million on March 31, 2016 and from $500 million to $400 million on March 31, 2017. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time, in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0% interest rate.  During the three months ended June 30, 2015, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 4.4%.   The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.   On June 30, 2015, $489.0 million was outstanding under this facility, and there was $110.3 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $265.0 million, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.75 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2015 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2015, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time, management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity. From time to time, the Company has needed and obtained, and expects that it will continue to need on a periodic basis, an increase in the borrowing limits under its revolving credit facility or additional sources of financing.  The Company has successfully obtained such additional capacity in the past and anticipates that it will be able to do so in the future as the need arises; however, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed.

Share Repurchase Program

The Company's historical long-term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and intend to continue to use our cash flow and excess capital to repurchase shares, assuming we are able to obtain the required consent of our lenders and that the repurchased shares are accretive to earnings per share, which should provide better returns for shareholders in the future. We prefer share repurchases to dividends for several reasons. First, repurchasing shares should increase the value of the remaining shares. Second, repurchasing shares as opposed to dividends provides shareholders the option to defer taxes by electing to not sell any of their holdings. Finally, repurchasing shares provides shareholders with maximum flexibility to increase, maintain or decrease their ownership depending on their view of the value of the Company's shares, whereas a dividend does not provide this flexibility.

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of June 30, 2015 our debt outstanding was $489.0 million and our shareholders' equity was $336.3 million, resulting in a debt-to-equity ratio of 1.5:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
Historically, management has filed a Form 8-K with the SEC to announce any new authorization the Board of Directors has given regarding stock repurchases.  Management plans to continue to make filings with the SEC or otherwise publicly announce future stock repurchase authorizations.  When we have Board authorization to repurchase shares, we have historically repurchased shares in the open market and in accordance with applicable regulations regarding company repurchase programs and our own self-imposed trading policies.  As mentioned above, when we have excess capital and the market price of our stock is trading at a level that is accretive to earnings per share, and if our lenders consent, we anticipate that we will continue to repurchase shares.
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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of Private Securities Litigation Reform Act of 1995, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," and any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead to the Company to report further or unremediated material weaknesses in its internal control over financial reporting: changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on From 10-K for the Fiscal year ended March 31, 2015 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2015, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $489.0 million at June 30, 2015.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at June 30, 2015, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.2% and 8.6% of total revenue during the three months ended June 30, 2015 and 2014, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2015 was a loss of approximately $1.8 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $57.3 million and $62.5 million at June 30, 2015 and 2014, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of June 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$831,289,751	$836,498,673	$842,865,168
% change from base amount	(0.62)%	—%	0.76%
$ change from base amount	$(5,208,922)	$—	$6,366,495

	As of June 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$843,176,037	$848,861,540	$855,810,500
% change from base amount	(0.67)%	—%	0.82%
$ change from base amount	$(5,685,503)	$—	$6,948,960

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$23,602,099	$23,632,051	$23,668,658
% change from base amount	(0.13)%	—%	0.15%
$ change from base amount	$(29,952)	$—	$36,607

	For the three months ended June 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$22,426,280	$22,555,335	$22,713,057
% change from base amount	(0.57)%	—%	0.70%
$ change from base amount	$(129,055)	$—	$157,722

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 and 11 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
The Company did not repurchase any of its common stock during the three months ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1	Specimen Share Certificate	4.1	33-42879
4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3	Article II, Section 9 of the Company’s Fourth Amended and Restated Bylaws	99.1	8-03-07 8-K
4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K
4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-9-13 8-K
4.9	Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	3-19-14 8-K
4.10	Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-14 8-K
4.11	Seventh Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	4-7-15 8-K
4.12	Eighth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-8-15 8-K
4.13	Ninth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	6-24-15 8-K
4.14	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.15	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.16	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
10.1	Letter Agreement between James D Walters and the Company Re: Separation and release of claims, dated July 10, 2015	99.1	7-15-15 8-K
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*

101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended December 31, 2014, formatted in XBLR:		*
	(i)	Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015;
	(ii)	Consolidated Statements of Operations for the three months ended June 30, 2015 and June 30, 2014;
	(iii)	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and June 30, 2014;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2015 and the three months ended June 30, 2015;
	(v)	Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and June 30, 2014; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ A. Alexander McLean, III
A. Alexander McLean, III
Chief Executive Officer
Date:	July 30, 2015

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	July 30, 2015