Form 10-Q
period 2015-09-30
WORLD ACCEPTANCE CORP
filed 2015-11-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The number of outstanding shares of the issuer’s no par value common stock as of November 3, 2015 was 8,918,740.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$12,557,950	38,338,935
Gross loans receivable	1,162,836,344	1,110,145,082
Less:
Unearned interest, insurance and fees	(318,477,624)	(297,402,404)
Allowance for loan losses	(80,317,713)	(70,437,988)
Loans receivable, net	764,041,007	742,304,690
Property and equipment, net	23,348,985	25,906,507
Deferred income taxes, net	38,517,555	37,345,605
Other assets, net	15,823,950	12,749,771
Goodwill	6,121,458	6,121,458
Intangible assets, net	3,169,261	3,363,753
Total assets	$863,580,166	866,130,719

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	489,585,000	501,150,000
Income taxes payable	1,335,779	18,204,186
Accounts payable and accrued expenses	25,820,190	31,208,814
Total liabilities	516,740,969	550,563,000
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,863,790 and 8,969,948 shares at September 30, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	137,703,525	141,864,764
Retained earnings	231,423,759	188,605,305
Accumulated other comprehensive loss	(22,288,087)	(14,902,350)
Total shareholders' equity	346,839,197	315,567,719

Total liabilities and shareholders' equity	$863,580,166	866,130,719

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Revenues:
Interest and fee income	$123,964,361	132,107,664	$246,802,933	262,137,088
Insurance commissions, net and other income	12,447,487	16,077,229	26,833,697	31,973,397
Total revenues	136,411,848	148,184,893	273,636,630	294,110,485

Expenses:
Provision for loan losses	37,557,136	36,160,733	63,785,145	67,053,998
General and administrative expenses:
Personnel	39,444,564	47,457,984	82,664,309	98,099,341
Occupancy and equipment	12,030,356	10,372,901	22,423,091	20,436,795
Advertising	3,411,428	3,428,847	6,579,541	6,590,513
Amortization of intangible assets	135,734	188,417	276,023	390,174
Other	8,414,180	10,229,047	19,061,339	19,485,132
Total general and administrative expenses	63,436,262	71,677,196	131,004,303	145,001,955

Interest expense	7,269,200	6,026,395	12,741,196	11,590,850
Total expenses	108,262,598	113,864,324	207,530,644	223,646,803

Income before income taxes	28,149,250	34,320,569	66,105,986	70,463,682

Income taxes	8,962,847	13,047,229	23,287,532	26,635,005

Net income	$19,186,403	21,273,340	$42,818,454	$43,828,677

Net income per common share:
Basic	$2.23	2.34	$4.98	$4.70
Diluted	$2.22	2.30	$4.93	$4.62

Weighted average common shares outstanding:
Basic	8,621,388	9,087,825	8,605,107	9,316,709
Diluted	8,648,624	9,263,137	8,680,382	9,482,642

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net income	$19,186,403	21,273,340	$42,818,454	$43,828,677
Foreign currency translation adjustments	(5,561,964)	(2,831,616)	(7,385,740)	(2,239,511)
Comprehensive income	$13,624,439	18,441,724	$35,432,714	$41,589,166

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—	—	8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (48,803 shares), including tax benefits of $236,159	2,575,473	—	—	2,575,473
Restricted common stock expense under stock option plan, net of cancellations ($1,843,341)	(8,244,242)	—	—	(8,244,242)
Stock option expense	1,507,530	—		1,507,530
Other comprehensive loss	—	—	(7,385,737)	(7,385,737)
Net income	—	42,818,454	—	42,818,454
Balances at September 30, 2015	$137,703,525	231,423,759	(22,288,087)	346,839,197

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2015	2014
Cash flow from operating activities:
Net income	$42,818,454	43,828,677
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	276,023	390,174
Amortization of loan costs and discounts	964,354	195,377
Provision for loan losses	63,785,145	67,053,998
Depreciation	3,256,822	3,246,149
Loss (gain) on sale of property and equipment	1,367,394	62,565
Deferred income tax benefit	(1,817,232)	(3,610,518)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	(6,736,712)	7,713,731
Gain on sale of finance receivables, net of buybacks	(587,568)	—
Change in accounts:
Other assets, net	2,625,811	(1,241,553)
Income taxes payable	(16,627,033)	(1,799,893)
Accounts payable and accrued expenses	(5,034,829)	1,443,158
Net cash provided by operating activities	84,290,629	117,281,865
Cash flows from investing activities:
Increase in loans receivable, net	(91,153,672)	(107,800,236)
Proceeds (payments) from sales of loan receivable, net of buybacks	(961,674)	—
Net assets acquired from branch acquisitions, primarily loans	(92,097)	(844,742)
Increase in intangible assets from acquisitions	(81,531)	(156,133)
Purchases of property and equipment	(3,167,632)	(4,735,249)
Proceeds from sale of property and equipment	685,697	313,707
Net cash used in investing activities	(94,770,909)	(113,222,653)
Cash flow from financing activities:
Borrowings from senior notes payable	156,045,000	172,334,100
Payments on senior notes payable	(167,610,000)	(118,134,100)
Loan cost associated with senior notes payable	(5,500,000)	—
Proceeds from exercise of stock options	2,339,314	247,100
Repurchase of common stock	—	(63,406,397)
Excess tax benefits from exercise of stock options	236,159	107,821
Net cash used in financing activities	(14,489,527)	(8,851,476)
Effects of exchange-rate changes on cash and cash equivalents	(811,178)	(145,803)
Net change in cash and cash equivalents	(25,780,985)	(4,938,067)
Cash and cash equivalents at beginning of period	38,338,935	19,569,683
Cash and cash equivalents at end of period	$12,557,950	14,631,616

Supplemental Disclosures:
Interest paid during the period	11,291,767	11,265,018
Income taxes paid during the period	41,502,850	32,639,234

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2015 and 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2015, and for the three and six months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at September 30, 2015, and the results of operations and cash flows for the periods ended September 30, 2015 and 2014, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Business
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

Accounting Standards to be Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09 which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-03, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and 2015-15 are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2015		March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$12,557,950	$12,557,950	$38,338,935	$38,338,935
Level 3 inputs
Loans receivable, net	764,041,007	764,041,007	742,304,690	742,304,690
LIABILITIES
Level 3 inputs
Senior notes payable	489,585,000	489,585,000	501,150,000	501,150,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2015 or March 31, 2015.

NOTE 4 – FINANCE RECIVABLES AND ALLOWANCE FOR LOAN LOSSES

Gross loans receivable at September 30, 2015 and 2014 consisted of the following:

	2015	2014
Small loans	707,579,913	716,727,843
Large loans	450,900,192	465,160,674
Sales finance loans	4,356,239	12,151,177
Total gross loans	1,162,836,344	1,194,039,694

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$71,959,969	67,885,227	$70,437,988	$63,254,940
Provision for loan losses	37,557,136	36,160,733	63,785,145	67,053,998
Loan losses	(32,452,762)	(25,411,876)	(62,328,194)	(55,232,423)
Recoveries (1)	3,890,945	3,514,172	9,265,793	7,026,970
Translation adjustment	(637,575)	(330,678)	(843,019)	(285,907)
Balance at end of period	$80,317,713	81,817,578	$80,317,713	$81,817,578

(1)	Recoveries during the three and six months ended September 30, 2015 included $0.3 million and $2.1 million, respectively, of recoveries resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,815,451	—	5,815,451
Gross loans contractually delinquent	50,367,100	—	50,367,100
Loans not contractually delinquent and not in bankruptcy	—	1,106,653,793	1,106,653,793
Gross loan balance	56,182,551	1,106,653,793	1,162,836,344
Unearned interest, insurance and fees	(13,690,473)	(304,787,151)	(318,477,624)
Net loans	42,492,078	801,866,642	844,358,720
Allowance for loan losses	(36,923,783)	(43,393,930)	(80,317,713)
Loans, net of allowance for loan losses	$5,568,295	758,472,712	764,041,007

March 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,821,691	—	4,821,691
Gross loans contractually delinquent	48,262,853	—	48,262,853
Loans not contractually delinquent and not in bankruptcy	—	1,057,060,538	1,057,060,538
Gross loan balance	53,084,544	1,057,060,538	1,110,145,082
Unearned interest, insurance and fees	(13,115,117)	(284,287,287)	(297,402,404)
Net loans	39,969,427	772,773,251	812,742,678
Allowance for loan losses	(35,352,658)	(35,085,330)	(70,437,988)
Loans, net of allowance for loan losses	$4,616,769	737,687,921	742,304,690

September 30, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$6,012,897	—	6,012,897
Gross loans contractually delinquent	48,879,935	—	48,879,935
Loans not contractually delinquent and not in bankruptcy	—	1,139,146,862	1,139,146,862
Gross loan balance	54,892,832	1,139,146,862	1,194,039,694
Unearned interest, insurance and fees	(12,958,839)	(308,835,487)	(321,794,326)
Net loans	41,933,993	830,311,375	872,245,368
Allowance for loan losses	(36,176,943)	(45,640,635)	(81,817,578)
Loans, net of allowance for loan losses	$5,757,050	784,670,740	790,427,790

The average gross balance of impaired loans was $53.7 million and $40.1 million, respectively, for the periods ended September 30, 2015, and 2014. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	September 30, 2015	March 31, 2015	September 30, 2014
Credit risk
Consumer loans- non-bankrupt accounts	$1,156,214,553	1,104,179,016	1,187,317,880
Consumer loans- bankrupt accounts	6,621,791	5,966,066	6,721,814
Total gross loans	$1,162,836,344	1,110,145,082	1,194,039,694

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,080,978,309	1,032,984,546	1,110,982,990
Contractual non-performing, 61 or more days delinquent (1)	81,858,035	77,160,536	83,056,704
Total gross loans	$1,162,836,344	1,110,145,082	1,194,039,694

Credit risk profile based on customer type
New borrower	$146,616,695	146,376,318	163,470,487
Former borrower	135,980,288	110,149,558	129,562,132
Refinance	854,893,667	829,661,427	874,894,469
Delinquent refinance	25,345,694	23,957,779	26,112,606
Total gross loans	$1,162,836,344	1,110,145,082	1,194,039,694

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	September 30, 2015	March 31, 2015	September 30, 2014
Contractual basis:
30-59 days past due	$46,898,071	43,663,540	52,502,067
60-89 days past due	28,639,336	26,027,649	29,757,397
90 days or more past due	53,218,699	51,132,887	53,299,307
Total	$128,756,106	120,824,076	135,558,771

Percentage of period-end gross loans receivable	11.1%	10.9%	11.4%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding (denominator)	8,621,388	9,087,825	8,605,107	9,316,709

Diluted:
Weighted average common shares outstanding	8,621,388	9,087,825	8,605,107	9,316,709
Dilutive potential common shares stock options	27,236	175,312	75,275	165,933
Weighted average diluted shares outstanding (denominator)	8,648,624	9,263,137	8,680,382	9,482,642

Options to purchase 933,626 and 469,453 shares of common stock at various prices were outstanding during the three months ended September 30, 2015 and 2014 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 877,081 and 573,784 shares of common stock at various prices were outstanding during the six months ended September 30, 2015 and 2014 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2015, there were a total of 407,884 shares available for grant under the plans.

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

There were no options issued during the three months ended September 30, 2015 and the weighted-average fair value at the grant date for options issued during the three ended September 30, 2014 was $43.93. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2015 and 2014 was $32.05 and $43.93. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Dividend Yield	—%	—%	—%	—%
Expected Volatility	—%	53.34%	37.64%	53.34%
Average risk-free rate	—%	1.97%	1.65%	1.97%
Expected Life	0.0 years	7.0 years	6.0 years	7.0 years

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

Option activity for the six months ended September 30, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,083,767	$69.15
Granted during period	2,800	82.51
Exercised during period	(48,803)	47.93
Forfeited during period	(76,916)	73.31
Expired during period	(340)	73.39
Options outstanding, end of period	960,508	$69.93	6.95	$128,763
Options exercisable, end of period	312,540	$60.56	5.38	$128,763

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2015.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2015 and 2014 was as follows:

	September 30, 2015	September 30, 2014
Three months ended	$—	$241,819
Six months ended	$1,953,575	$439,479

As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $13.0 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of September 30, 2015, 308,810 remain unforfeited and outstanding. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized a net reduction of compensation expense of $3.0 million and compensation expense of $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and recognized a net reduction of compensation expense of $6.4 million and compensation expense of $4.0 million for the six months ended September 30, 2015 and 2014, respectively which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2015, there was approximately $0.3 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which is expected to be recognized over the next 0.3 years based on current estimates. In addition there was approximately $2.9 million of unrecognized compensation cost related to unvested performance based restricted stock awards, which are not expected to vest based on current estimates. If these estimates change, the $2.9 million will be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of September 30, 2015, and changes during the six months ended September 30, 2015, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2015	433,750	$76.84
Granted during the period	—	—
Vested during the period	(91,140)	76.02
Forfeited during the period	(126,050)	75.00
Outstanding at September 30, 2015	216,560	$78.26

Total share-based compensation included as a component of net income during the three and six month periods ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$230,569	2,000,396	1,507,530	3,893,217
Share-based compensation related to restricted stock units	(2,986,173)	2,147,942	(6,395,993)	3,950,758
Total share-based compensation related to equity classified awards	$(2,755,604)	4,148,338	(4,888,463)	7,843,975

The Company no longer believes that achieving the earnings per share target of $14.50 or greater per share is probable during the measurement period which ends on March 31, 2017, therefore the Company released approximately $2.6 million of compensation expense during the three months ended September 30, 2015 and $6.0 million of compensation expense during the six months ended September 30, 2015. The Company also released approximately $1.5 million and $3.7 million of compensation expense for the three and six months ended September 30, 2015 related to the resignation and retirement of certain executives.

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

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2015 and 2014:

	2015	2014
Number of business combinations	—	—
Number of asset purchases	1	2
Total acquisitions	1	2

Purchase Price	173,628	1,000,875
Tangible assets:
Net loans	92,097	844,742
Furniture, fixtures & equipment	—	—
	92,097	844,742

Excess of purchase prices over carrying value of net tangible assets	81,531	156,133

Customer lists	76,531	146,133
Non-compete agreements	5,000	10,000
Goodwill	—	—

When the acquisition results in a new branch, the Company records the transaction as a business combination since the office acquired will continue to generate loans. The Company typically retains the existing employees and the branch location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. There was one acquisition recorded as an asset acquisition during the six months ended September 30, 2015.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $600.0 million senior revolving credit facility with borrowings of $489.6 million outstanding on the borrowing facility and $750,000 standby letters of credit related to workers compensation outstanding at September 30, 2015. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of September 30, 2015 and they expire on December 31, 2015. The base credit facility will reduce from $600.0 million to $500.0 million on March 31, 2016 and to $400.0 million on March 31, 2017. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the six months ended September 30, 2015 and fiscal year ended March 31, 2015, the Company’s effective interest rate, including the commitment fee, was 5.1% and 4.3%, respectively, and the unused amount available under the revolver at September 30, 2015 was $109.7 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2017.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2015, the Company has determined that approximately $1.4 million of cumulative undistributed net earnings of SWAC and approximately $18.4 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of September 30, 2015 and March 31, 2015, the Company had $7.4 million and $8.6 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $6.0 million and $6.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2015, approximately $2.7 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2015, the Company had approximately $691,000 accrued for gross interest, of which $268,000 was a current period-end expense for the six months ended September 30, 2015.

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

NOTE 10 – COMMITMENT AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and receipt of a Notice and Opportunity to Respond and Advise ("NORA") letter from the CFPB on August 7, 2015 and the Company’s response thereto.

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

On July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. The derivative complaint alleges, among other things, (i) that the defendants breached their fiduciary duties to the Company by approving the issuance of false and misleading statements concerning the Company and by failing to exercise good faith to ensure that the Company’s financial statements were prepared in accordance with GAAP; (ii) that the defendants were unjustly enriched at the expense of and to the detriment of the Company as a result of the compensation they received while allegedly breaching their fiduciary duties to the Company; and (iii) that the defendants wasted corporate assets by paying excessive compensation to certain of the Company’s executive officers, awarding self-interested stock options to certain of the Company’s officers and directors, incurring legal liability and legal costs to defend the defendants’ unlawful actions, and authorizing the repurchase of Company stock at artificially inflated prices. In addition, the complaint alleges that certain of the defendants breached their fiduciary duty to the Company by selling shares of the Company’s stock at artificially inflated prices while in the possession of material, nonpublic information regarding the Company’s financial condition. The complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the complaint.

On September 21, 2015, a shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. The complaint in the Parshall Derivative Action alleges, among other things, (i) that the defendants breached their fiduciary duties by allowing the Company to disseminate false and misleading information to the Company’s shareholders, by failing to maintain adequate internal controls, and by failing to properly oversee and manage the Company, (ii) that the defendants were unjustly enriched at the expense and to the detriment of the Company as a result of the compensation they received due to the allegedly ongoing and pervasive violations of law at the Company; and (iii) that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements.

On October 14, 2015, the court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL). On October 23, the plaintiffs filed a consolidated complaint. The consolidated complaint incorporates certain of the allegations from the complaints filed in the Lipton Derivative Action and the Parshall Derivative Action, including, among other things, alleging (i) that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders regarding the Company’s loan growth, loan renewals, allowances for loan losses, revenue sources, revenue growth, compliance with GAAP, and the sufficiency of the Company’s internal controls and accounting procedures; (ii) that the defendants breached their fiduciary duties by failing to ensure that the Company maintained adequate internal controls; (iii) that the defendants breached their fiduciary duties by failing to exercise prudent oversight and supervision of the Company’s officers and other employees to ensure conformity with all applicable laws and regulations; (iv) that the defendants were unjustly enriched as a result of the compensation they received while allegedly breaching their fiduciary duties owed to the Company; (v) that the defendants wasted corporate assets by paying excessive compensation to certain of the Company’s executive officers, awarding self-interested stock options to certain of the Company’s officers and directors, incurring legal liability and legal costs to defend the defendants’ unlawful actions, and authorizing the repurchase of Company stock at artificially inflated prices; (vi) that certain of the defendants breached their fiduciary duty to the Company by selling shares of the Company’s stock at artificially inflated prices while in the possession of material, nonpublic information regarding the Company’s financial condition; (vii) that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s practices regarding loan renewals, loan modifications, and accounting for loans; and (viii) that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements. The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. The time for the defendants to respond to the consolidated complaint has not yet expired.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2015, the company granted 63,150 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date fair value of $26.94 and 108,400 non-qualified stock options with a grant date fair value of $10.22. One-third of these awards will vest on each anniversary of the grant date over the next three years.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Average gross loans receivable ¹	$1,160,364	$1,187,531	$1,142,983	$1,161,288
Average net loans receivable ²	842,043	865,564	831,536	847,123
Expenses as a % of total revenue:
Provision for loan losses	27.5%	24.4%	23.3%	22.8%
General and administrative	46.5%	48.4%	47.9%	49.3%
Total interest expense	5.3%	4.1%	4.7%	3.9%
Operating income ³	26.0%	27.2%	28.8%	27.9%

Return on average assets (trailing 12 months)	12.4%	11.9%	12.4%	11.9%

Offices opened or acquired, net	15	22	26	22

Total offices (at period end)	1,346	1,293	1,346	1,293

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended September 30, 2015 versus three months ended September 30, 2014

Net income decreased by $2.1 million for the three months ended September 30, 2015, or 9.8%, from the three month period ended September 30, 2014.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased approximately $4.9 million, or 12.2%, interest expense increased by approximately $1.2 million, or 20.6%, and income tax expense decreased by $4.1 million, or 31.3%.

Total revenue decreased $11.8 million, or 7.9%, to $136.4 million during the quarter ended September 30, 2015 from $148.2 million for the corresponding quarter of the previous year.

Interest and fee income for the quarter ended September 30, 2015 decreased by $8.1 million, or 6.2%, from the same period of the prior year.  The interest and fees recognized on our average net loans receivable were negatively impacted during the quarter by a decrease in our average earning loans. We experienced a 3.2% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing the two quarters for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the quarter was also negatively impacted by a continued decrease in volumes. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate quarter over quarter. The move in the exchange rate had a negative impact of approximately $2.6 million on the current quarter’s revenue compared to the prior year quarter.

Insurance commissions and other income decreased by approximately $3.6 million, or 22.6%, between the two quarterly periods.  Insurance commissions decreased by approximately $0.9 million, or 7.0%, during the three months when compared to the same period in the prior year. Insurance commissions were impacted by a decrease in large loan volume during the quarter. Other income decreased by approximately $2.8 million, or 73.0%. This decrease resulted primarily from a buyback of charged-off accounts sold in the fourth quarter of fiscal 2015. The buyback resulted in a $1.5 million loss during the quarter. There was also a decrease in World Class Buying Club ("WCBC") sales revenue of $1.0 million and a decrease in the sales of motor club of $300,000. These decreases were partially offset by an increase in Paradata revenue of $500,000.

The provision for loan losses during the three months ended September 30, 2015 increased by $1.4 million, or 3.9%. This increase is primarily due to additional provision recorded in order to ensure that our rolling twelve month provision exceeded our rolling twelve month net charge-offs in compliance with our policy. Net charge-offs as a percentage of average net loans on an annualized basis increased from 10.1% to 13.6% when comparing the two quarterly periods. The net charge-offs in the prior year quarter benefited from a change in the branch level incentive plan that resulted in more loans being held instead of being charged-off during the quarter. We estimate that net charge-offs as a percentage of average net loans on an annualized basis would have been 15.0% for the quarter ended September 30, 2014 without the change in incentive plan. Further, the annualized net charge-off rate for the current quarter is an improvement over the annualized rates experienced in the second quarters during the five years preceding September 30, 2014. The Company recorded two monthly sales of accounts previously charged-off totaling approximately $300,000 as recoveries during the current quarter. Accounts that were 60 days or more past due were 5.0% and 5.2% on a recency basis, and were 7.0% and 7.0% on a contractual basis at September 30, 2015 and September 30, 2014.

General and administrative expenses for the quarter ended September 30, 2015 decreased by $8.2 million, or 11.5% from the same quarter of fiscal 2015. General and administrative expenses were impacted in the current quarter due to the release of expense previously accrued under the Group B performance based restricted stock awards. The Company no longer believes that achieving the earnings per share target of $14.50 per share is probable during the measurement period which ends on March 31, 2017. The release resulted in a decrease in personnel expense of approximately $2.6 million. G&A also decreased approximately $1.5 million due to the reversal of long-term equity incentive accruals resulting from the previously announced retirement of the prior CEO during the quarter. This was partially offset by a $1.3 million loss taken as a result of the sale of the corporate jet. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 15.4% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 46.5% for the three months ended September 30, 2015 and was 48.4% for the three months ended September 30, 2014.

Interest expense increased by approximately $1.2 million when comparing the two corresponding quarterly periods due to an increase in the effective interest rate from 4.3% to 5.7% for the quarters ended September 30, 2014 and September 30, 2015, respectively. The increase was partially offset by an 11.4% decrease in the average debt outstanding.

The Company’s effective income tax rate decreased to 31.8% for the quarter ended September 30, 2015 compared to 38.0% for the prior year quarter. The decrease was primarily due to the decrease in reserves related to a State court ruling in favor of the Company and State refund claims in the current period.

Comparison of six months ended September 30, 2015 versus six months ended September 30, 2014

Net income decreased to $42.8 million for the six months ended September 30, 2015, or 2.3%, from the six month period ended September 30, 2014. Operating income decreased approximately $3.2 million, or 3.9%, interest expense increased by approximately $1.2 million, or 9.9%, and income tax expense increased by $3.3 million, or 12.6%.

Total revenue decreased to $273.6 million during the six month period ended September 30, 2015, a 7.0% decrease over the $294.1 million for the corresponding period of the previous year. This decrease was primarily driven by a decrease our average net loans receivable less loans that are 60 days or more contractually past due. Revenue from the 1,248 offices open throughout both six month periods decreased by approximately 7.2%.

Interest and fee income for the six months ended September 30, 2015 decreased by $15.3 million, or 5.8%, over the same period of the prior year. This decrease was primarily driven by a 2.7% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate period over period. The move in the exchange rate had a negative impact of approximately $4.6 million on the current period’s revenue compared to the prior year.

Insurance commissions and other income decreased by approximately $5.1 million, or 16.1%, between the two six month periods. Insurance commissions decreased by approximately $1.6 million, or 6.7%, during the six months when compared to the same period in the prior year. Other income decreased by approximately $3.5 million, or 44.4%. This decrease resulted primarily from the $1.5 million buyback of charged-off accounts sold in the fourth quarter of fiscal 2015 discussed above as well as a $1.8 million decrease in WCBC sales, a $680,000 decrease in the sales of motor club offset by an increase in revenue from Paradata of $900,000.

The provision for loan losses during the six months ended September 30, 2015 decreased by $3.3 million, or 4.9%. The provision benefited from a stabilization of accounts that are fully reserved and net charge-offs, as well as, lower growth in the the period ended September 30, 2015. Net charge-offs as a percentage of average net loans increased from 11.4% to 12.8% (annualized) when comparing the two six month periods. Net charge-offs in the prior year period were impacted by a change in branch level incentives as discussed above. Net charge-offs in the current year period benefited from the sale of accounts previously charged-off totaling approximately $2.1 million as recoveries during the current quarter.

General and administrative expenses for the six months ended September 30, 2015 decreased by $13.9 million, or 9.6% over the same period of fiscal 2015. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 13.4% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 47.9% for the six months ended September 30, 2015 and was 49.3% for the six months ended September 30, 2014. General and administrative expenses were impacted in the current period due to the release of expense previously accrued under the Group B performance based restricted stock awards. The Company no longer believes that achieving the earnings per share targets of $14.50 and $16.00 per share is probable during the measurement period which ends on March 31, 2017. The release resulted in a decrease in personnel expense of approximately $6.0 million. G&A also decreased approximately $1.2 million due to the reversal of long-term equity incentive accruals resulting from the resignation of a Senior Vice President during the first quarter. This was partially offset by the accrual of approximately $400,000 of severance-related expenses. The Company also reversed approximately $2.5 million for certain long-term equity incentive accruals related to the retirement of the CEO on September 30, 2015. The Company recorded an additional $1.2 million of expense related to a planned bond offering that was not completed and a $1.3 million loss taken as a result of the sale of the corporate jet.

Interest expense increased by approximately $1.2 million when comparing the two corresponding six month periods as a result of a 19.0% increase in the effective interest rate, partially offset by a 8.9% decrease in the average debt balance. The effective interest rate increased from 4.3% to 5.1% during the current period.

The Company’s effective income tax rate decreased to 35.2% for the six months ended September 30, 2015 compared to 37.8% for the prior year period. The decrease was primarily due to the decrease in reserves related to a State court ruling in favor of the Company and State refund claims in the current period.

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

Also as previously disclosed, on August 7, 2015, the Company received a letter from the CFPB’s Enforcement Office notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the staff of CFPB’s Enforcement Office is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Enforcement Office expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it. The Company understands that a NORA Letter is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced.

On August 28, 2015, the Company made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2015 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

CFPB Proposed Rulemaking Initiatives.

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

On October 7, 2015, the CFPB announced that it is considering proposing rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB’s announcement represented the first step in its rulemaking process. The proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing operations. While the Company does use arbitration agreements, if the CFPB adopts a final rule as proposed, the Company expects to modify its contracts to conform to the rule. Such a change could lead to increased legal costs for the Company, but it should not otherwise materially affect the Company’s core business of making loans. However, any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact the Company’s business and operations.

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

Military Lending Act Regulations

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers” (which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers”. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. The Company believes the implementation of the Final Rule may adversely affect its operations, in that it may (i) require the Company to modify the consumer disclosures, and possibly the terms and conditions of its loan products offered to covered borrowers, and (ii) prevent the Company from offering some of its loan products to covered borrowers. Additionally, the Final Rule may adversely affect the cost and efficiency of processing loans, due to performing confirming database checks during the application phase, including refinancings, on a much greater number of loans, in order to effectively protect the Company from litigation related to “covered borrower” status determinations. These or other consequences of Final Rule could materially and adversely affect the Company’s business, results of operations, and financial condition.

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

Allowance for Loan Losses

The Company has developed processes and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality”in the Company’s report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Company plans to open or acquire at least 30 branches in the United States and 10 branches in Mexico during fiscal 2016. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2015. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2015, the Company opened 29 new branches and 3 branches were merged into existing branches.

The Company completed one acquisition during the first six months of fiscal 2016. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

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

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0% .  During the six months ended September 30, 2015, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.14%.   The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.   On September 30, 2015, $489.6 million was outstanding under this facility, and there was $109.7 million of unused borrowing availability under the borrowing base limitations.

The Company’s obligations under the revolving credit facility, together with treasury management and hedging obligations owing to any lender under the revolving credit facility or any affiliate of any such lender, are required to be guaranteed by each of the Company’s wholly-owned domestic subsidiaries. The obligations of the Company and the subsidiary guarantors under the revolving credit facility, together with such treasury management and hedging obligations, are secured by a first-priority security interest in substantially all assets of the Company and the subsidiary guarantors.

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

The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at September 30, 2015 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding loans receivable originated by those offices and the Company's other offices (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2015, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

The Company's historical long-term profitability has demonstrated over many years our ability to grow our loan portfolio (the Company's only earning asset) and generate excess cash flow. We have and intend to continue to use our cash flow and excess capital to repurchase shares, assuming we are able to obtain the required consent of our lenders and that the repurchased shares are accretive to earnings per share.

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of September 30, 2015, the Company had $8.1 million in aggregate board-approved outstanding stock repurchase authorizations. As of September 30, 2015 our debt outstanding was $489.6 million and our shareholders' equity was $346.8 million, resulting in a debt-to-equity ratio of 1.4:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
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

Recently Adopted Accounting Pronouncements

See Note 2 to our accompanying unaudited Consolidated Financial Statements.

Forward-Looking Information

This report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains various “forward-looking statements,” within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s belief and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," and any variation of the foregoing and similar expressions are forward-looking statements.    Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead the Company to report further or unremediated material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on From 10-K for the Fiscal year ended March 31, 2015 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2015, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $489.6 million at September 30, 2015.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at September 30, 2015, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $0.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

In September 2005 the Company began opening offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are therefore subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 7.8% and 9.0% of total revenue during the six months ended September 30, 2015 and 2014, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2015 was a loss of approximately $7.4 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $56.8 million and $57.1 million at September 30, 2015 and 2014, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of September 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$839,198,088	$844,358,721	$850,666,161
% change from base amount	(0.61)%	—%	0.75%
$ change from base amount	$(5,160,633)	$—	$6,307,440

	As of September 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$867,050,137	$872,245,369	$878,595,068
% change from base amount	(0.60)%	—%	0.73%
$ change from base amount	$(5,195,232)	$—	$6,349,699

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the six months ended September 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$45,935,501	$46,054,008	$46,198,851
% change from base amount	(0.26)%	—%	0.31%
$ change from base amount	$(118,507)	$—	$144,843

	For the six months ended September 30, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$43,647,160	$43,828,677	$44,050,531
% change from base amount	(0.41)%	—%	0.51%
$ change from base amount	$(181,517)	$—	$221,854

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

Item 1A. Risk Factors

There have been no material changes; except for the updated risk factors listed below, to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

On October 7, 2015, the CFPB announced that it is considering proposing rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB’s announcement represented the first step in its rulemaking process. The proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing operations. While the Company does use arbitration agreements, if the CFPB adopts a final rule as proposed, the Company expects to modify its contracts to conform to the rule. Such a change could lead to increased legal costs for the Company, but it should not otherwise materially affect the Company’s core business of making loans. However, any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact the Company’s business and operations.

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

Also as previously disclosed, on August 7, 2015, the Company received a letter from the CFPB’s Enforcement Office notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the staff of CFPB’s Enforcement Office is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Enforcement Office expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it. The Company understands that a NORA Letter is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced.

On August 28, 2015, the Company made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
The Company did not repurchase any of its common stock during the six months ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number		Description	Previous Exhibit Number	Company Registration No. or Report
10.1		Letter Agreement between James D Walters and the Company Re: Separation and release of claims, dated July 10, 2015	99.1	7-15-15 8-K
10.2		Letter Agreement between Augustus A. McLean and the Company Re: Retirement Agreement, dated September 30, 2015	99.1	10-1-15 8-K
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended September 30, 2015, formatted in XBRL:		*
	(i)	Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015;
	(ii)	Consolidated Statements of Operations for the six months ended September 30, 2015 and September 30, 2014;
	(iii)	Consolidated Statements of Comprehensive Income for the six months ended September 30, 2015 and September 30, 2014;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2015 and the six months ended September 30, 2015;
	(v)	Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet L. Matricciani
Janet L. Matricciani
Chief Executive Officer
Date:	November 6, 2015

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Vice President and Chief Financial Officer
Date:	November 6, 2015