Form 10-Q
period 2015-12-31
WORLD ACCEPTANCE CORP
filed 2016-02-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

The number of outstanding shares of the issuer’s no par value common stock as of February 3, 2016 was 8,923,440.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to “fiscal 2016” are to the Company’s fiscal year ending March 31, 2016.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$20,942,400	38,338,935
Gross loans receivable	1,219,209,366	1,110,145,082
Less:
Unearned interest, insurance and fees	(337,504,008)	(297,402,404)
Allowance for loan losses	(84,488,594)	(70,437,988)
Loans receivable, net	797,216,764	742,304,690
Property and equipment, net	23,313,434	25,906,507
Deferred income taxes, net	41,036,440	37,345,605
Other assets, net	15,307,988	12,749,771
Goodwill	6,121,458	6,121,458
Intangible assets, net	3,038,064	3,363,753
Total assets	$906,976,548	866,130,719

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	511,935,000	501,150,000
Income taxes payable	4,412,576	18,204,186
Accounts payable and accrued expenses	27,758,716	31,208,814
Total liabilities	544,106,292	550,563,000
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,923,440 and 8,969,948 shares at December 31, 2015 and March 31, 2015, respectively	—	—
Additional paid-in capital	140,058,712	141,864,764
Retained earnings	246,175,133	188,605,305
Accumulated other comprehensive loss	(23,363,589)	(14,902,350)
Total shareholders' equity	362,870,256	315,567,719

Total liabilities and shareholders' equity	$906,976,548	866,130,719

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenues:
Interest and fee income	$126,869,729	132,464,456	$373,672,662	394,601,544
Insurance commissions, net and other income	12,826,307	16,240,103	39,660,004	48,213,500
Total revenues	139,696,036	148,704,559	413,332,666	442,815,044

Expenses:
Provision for loan losses	35,440,402	38,292,746	99,225,547	105,346,744
General and administrative expenses:
Personnel	42,919,853	46,303,199	125,584,162	144,402,540
Occupancy and equipment	10,546,075	10,403,848	32,969,166	30,840,643
Advertising	7,961,227	7,747,085	14,540,768	14,337,598
Amortization of intangible assets	131,197	176,240	407,220	566,415
Other	10,021,695	11,008,812	29,083,034	30,493,944
Total general and administrative expenses	71,580,047	75,639,184	202,584,350	220,641,140

Interest expense	7,149,385	6,037,638	19,890,581	17,628,488
Total expenses	114,169,834	119,969,568	321,700,478	343,616,372

Income before income taxes	25,526,202	28,734,991	91,632,188	99,198,672

Income taxes	10,774,828	10,244,992	34,062,360	36,879,997

Net income	$14,751,374	18,489,999	$57,569,828	62,318,675

Net income per common share:
Basic	$1.70	2.04	$6.68	6.76
Diluted	$1.70	2.01	$6.63	6.64

Weighted average common shares outstanding:
Basic	8,657,675	9,043,190	8,624,617	9,225,205
Diluted	8,694,051	9,208,808	8,686,925	9,391,033

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net income	$14,751,374	18,489,999	$57,569,828	$62,318,675
Foreign currency translation adjustments	(1,075,499)	(6,303,807)	(8,461,239)	(8,543,318)
Comprehensive income	$13,675,875	12,186,192	$49,108,589	$53,775,357

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—	—	8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (64,103 shares), including tax benefits of $87,966	2,859,649	—	—	2,859,649
Restricted common stock expense under stock option plan, net of cancellations ($1,843,341)	(7,892,467)	—	—	(7,892,467)
Stock option expense	3,226,766	—		3,226,766
Other comprehensive loss	—	—	(8,461,239)	(8,461,239)
Net income	—	57,569,828	—	57,569,828
Balances at December 31, 2015	$140,058,712	246,175,133	(23,363,589)	362,870,256

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2015	2014
Cash flow from operating activities:
Net income	$57,569,828	62,318,675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	407,220	566,415
Amortization of debt issuance costs	1,709,126	304,303
Provision for loan losses	99,225,547	105,346,744
Depreciation	4,818,984	4,893,122
Loss (gain) on sale of property and equipment	1,364,251	(25,617)
Deferred income tax benefit	(4,411,064)	(8,674,410)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	(4,665,702)	12,203,949
Gain on sale of finance receivables, net of buybacks	(1,257,427)	—
Change in accounts:
Other assets, net	2,356,005	(316,358)
Income taxes payable	(13,575,540)	(3,469,399)
Accounts payable and accrued expenses	(3,098,477)	(49,435)
Net cash provided by operating activities	140,442,751	173,097,989
Cash flows from investing activities:
Increase in loans receivable, net	(160,437,858)	(192,461,044)
Proceeds from sales of loans receivable, net of buybacks	(231,311)	—
Net assets acquired from branch acquisitions, primarily loans	(92,097)	(1,352,037)
Increase in intangible assets from acquisitions	(81,531)	(372,865)
Purchases of property and equipment	(4,887,956)	(6,908,893)
Proceeds from sale of property and equipment	811,368	332,134
Net cash used in investing activities	(164,919,385)	(200,762,705)
Cash flow from financing activities:
Borrowings from senior notes payable	237,495,000	258,521,600
Payments on senior notes payable	(226,710,000)	(172,071,600)
Debt issuance costs associated with senior notes payable	(5,500,000)	(337,500)
Proceeds from exercise of stock options	2,771,683	2,540,081
Repurchase of common stock	—	(63,406,397)
Excess tax benefits from exercise of stock options	87,966	601,875
Net cash provided by financing activities	8,144,649	25,848,059
Effects of exchange-rate changes on cash and cash equivalents	(1,064,550)	(975,490)
Net change in cash and cash equivalents	(17,396,535)	(2,792,147)
Cash and cash equivalents at beginning of period	38,338,935	19,569,683
Cash and cash equivalents at end of period	$20,942,400	16,777,536

Supplemental Disclosures:
Interest paid during the period	17,533,968	16,978,337
Income taxes paid during the period	51,964,927	49,123,565

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2015 and 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2015, and for the three and nine months ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the financial position at December 31, 2015, and the results of operations and cash flows for the periods ended December 31, 2015 and 2014, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-03, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented on the balance sheet as an asset. ASU 2015-03 and 2015-15 are effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Recognition, Measurement, Presentation, and Disclosure of Financial Instruments

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2015		March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$20,942,400	$20,942,400	$38,338,935	$38,338,935
Level 3 inputs
Loans receivable, net	797,216,764	797,216,764	742,304,690	742,304,690
LIABILITIES
Level 3 inputs
Senior notes payable	511,935,000	511,935,000	501,150,000	501,150,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2015 or March 31, 2015.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

Gross loans receivable at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Small loans	$754,478,231	772,500,860
Large loans	462,085,177	478,293,824
Sales finance receivables	2,645,958	11,823,287
Total gross loans	$1,219,209,366	1,262,617,971

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$80,317,713	81,817,578	$70,437,988	63,254,940
Provision for loan losses	35,440,402	38,292,746	99,225,547	105,346,744
Loan losses	(35,294,084)	(37,978,106)	(97,622,277)	(93,210,529)
Recoveries (1)	4,131,664	3,589,412	13,397,456	10,616,382
Translation adjustment	(107,101)	(703,131)	(950,120)	(989,038)
Balance at end of period	$84,488,594	85,018,499	$84,488,594	85,018,499

(1)	Recoveries during the three and nine months ended December 31, 2015 included $0.5 million and $2.7 million, respectively, resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,839,276	—	4,839,276
Gross loans contractually delinquent	56,777,734	—	56,777,734
Loans not contractually delinquent and not in bankruptcy	—	1,157,592,356	1,157,592,356
Gross loan balance	61,617,010	1,157,592,356	1,219,209,366
Unearned interest, insurance and fees	(15,173,459)	(322,330,549)	(337,504,008)
Net loans	46,443,551	835,261,807	881,705,358
Allowance for loan losses	(41,809,944)	(42,678,650)	(84,488,594)
Loans, net of allowance for loan losses	$4,633,607	792,583,157	797,216,764

March 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,821,691	—	4,821,691
Gross loans contractually delinquent	48,262,853	—	48,262,853
Loans not contractually delinquent and not in bankruptcy	—	1,057,060,538	1,057,060,538
Gross loan balance	53,084,544	1,057,060,538	1,110,145,082
Unearned interest, insurance and fees	(13,115,117)	(284,287,287)	(297,402,404)
Net loans	39,969,427	772,773,251	812,742,678
Allowance for loan losses	(35,352,658)	(35,085,330)	(70,437,988)
Loans, net of allowance for loan losses	$4,616,769	737,687,921	742,304,690

December 31, 2014	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,375,640	—	5,375,640
Gross loans contractually delinquent	54,521,862	—	54,521,862
Loans not contractually delinquent and not in bankruptcy	—	1,202,720,469	1,202,720,469
Gross loan balance	59,897,502	1,202,720,469	1,262,617,971
Unearned interest, insurance and fees	(14,879,254)	(330,113,392)	(344,992,646)
Net loans	45,018,248	872,607,077	917,625,325
Allowance for loan losses	(39,871,072)	(45,147,427)	(85,018,499)
Loans, net of allowance for loan losses	$5,147,176	827,459,650	832,606,826

The average net balance of impaired loans was $42.0 million and $35.4 million, respectively, for the periods ended December 31, 2015, and 2014. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	December 31, 2015	March 31, 2015	December 31, 2014
Credit risk
Consumer loans- non-bankrupt accounts	$1,213,286,140	1,104,179,016	1,256,348,256
Consumer loans- bankrupt accounts	5,923,226	5,966,066	6,269,715
Total gross loans	$1,219,209,366	1,110,145,082	1,262,617,971

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,131,348,784	1,032,984,546	1,177,925,160
Contractual non-performing, 60 or more days delinquent (1)	87,860,582	77,160,536	84,692,811
Total gross loans	$1,219,209,366	1,110,145,082	1,262,617,971

Credit risk profile based on customer type
New borrower	$173,506,380	146,376,318	189,297,996
Former borrower	137,261,707	110,149,558	131,854,445
Refinance	884,046,393	829,661,427	914,438,177
Delinquent refinance	24,394,886	23,957,779	27,027,353
Total gross loans	$1,219,209,366	1,110,145,082	1,262,617,971

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	December 31, 2015	March 31, 2015	December 31, 2014
Contractual basis:
30-59 days past due	$44,805,260	43,663,540	44,649,718
60-89 days past due	29,428,608	26,027,649	28,227,745
90 days or more past due	58,431,974	51,132,887	56,465,066
Total	$132,665,842	120,824,076	129,342,529

Percentage of period-end gross loans receivable	10.9%	10.9%	10.2%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Basic:
Weighted average common shares outstanding (denominator)	8,657,675	9,043,190	8,624,617	9,225,205

Diluted:
Weighted average common shares outstanding	8,657,675	9,043,190	8,624,617	9,225,205
Dilutive potential common shares stock options	36,376	165,618	62,308	165,828
Weighted average diluted shares outstanding (denominator)	8,694,051	9,208,808	8,686,925	9,391,033

Options to purchase 848,245 and 558,620 shares of common stock at various prices were outstanding during the three months ended December 31, 2015 and 2014 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 842,471 and 595,724 shares of common stock at various prices were outstanding during the nine months ended December 31, 2015 and 2014 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At December 31, 2015, there were a total of 298,553 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2015 was $10.28, and the weighted-average fair value at the grant date for options issued during the three months ended December 31, 2014 was $34.38. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2015 and 2014 was $10.82 and $34.53, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Dividend Yield	—%	—%	—%	—%
Expected Volatility	41.51%	44.53%	41.41%	44.67%
Average risk-free rate	1.37%	1.77%	1.38%	1.77%
Expected Life	5.0 years	6.1 years	5.0 years	6.1 years

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

Option activity for the nine months ended December 31, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,083,767	$69.15
Granted during period	112,400	28.45
Exercised during period	(64,103)	43.24
Forfeited during period	(119,677)	72.92
Expired during period	(9,958)	61.43
Options outstanding, end of period	1,002,429	$65.87	7.04	$1,803,974
Options exercisable, end of period	488,081	$64.96	5.80	$702,630

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2015.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
Three months ended	$153,726	$2,534,147
Nine months ended	$2,107,301	$2,973,627

As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $10.9 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock

During fiscal 2016, the company granted 67,550 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $27.84. One-third of these awards will vest on each anniversary of the grant date over the next three years.

During fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of December 31, 2015, 195,760 remain unforfeited and outstanding. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.3 million and $2.0 million for the three months ended December 31, 2015 and 2014, respectively, and recognized a net reduction of compensation expense of $6.0 million and compensation expense of $6.0 million for the nine months ended December 31, 2015 and 2014, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2015, there was approximately $1.6 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.8 years based on current estimates. In addition there was approximately $11.6 million of unrecognized compensation cost related to unvested restricted stock awards, which are not expected to vest based on current estimates. If these estimates change, the $11.6 million will be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of December 31, 2015, and changes during the nine months ended December 31, 2015, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2015	433,750	$76.84
Granted during the period	67,550	27.84
Vested during the period	(91,140)	76.02
Forfeited during the period	(149,250)	74.10
Outstanding at December 31, 2015	260,910	$66.01

Total share-based compensation included as a component of net income during the three and nine month periods ended December 31, 2015 and 2014 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$1,719,236	2,645,017	3,226,766	6,538,234
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	346,865	2,018,775	(6,049,127)	5,969,533
Total share-based compensation related to equity classified awards	$2,066,101	4,663,792	(2,822,361)	12,507,767

The Company no longer believes that achieving the earnings per share target of $14.50 or greater per share is probable during the measurement period which ends on March 31, 2017, therefore the Company released approximately $6.0 million of compensation expense during the nine months ended December 31, 2015. The Company also released approximately $3.7 million of compensation expense for the nine months ended December 31, 2015 related to the resignation and retirement of certain executives.

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

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2015 and 2014:

	2015	2014
Number of business combinations	—	2
Number of asset purchases	1	2
Total acquisitions	1	4

Purchase Price	$173,628	1,724,901
Tangible assets:
Net loans	92,097	1,348,036
Furniture, fixtures & equipment	—	4,000
	$92,097	1,352,036

Excess of purchase prices over carrying value of net tangible assets	$81,531	372,865

Customer lists	$76,531	198,534
Non-compete agreements	$5,000	20,000
Goodwill	$—	154,331

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

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired. There was one acquisition recorded as an asset acquisition during the nine months ended December 31, 2015.

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

NOTE 8 – DEBT

The Company's notes payable consist of a $600.0 million senior revolving credit facility with borrowings of $511.9 million outstanding on the borrowing facility and $1.5 million standby letters of credit related to workers compensation and surety bonds outstanding at December 31, 2015. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of December 31, 2015 and they expire on December 31, 2016. The Letters of Credit are automatically extended for one year on the expiration date. The base credit facility will reduce from $600.0 million to $500.0 million on March 31, 2016 and to $400.0 million on March 31, 2017. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the nine months ended December 31, 2015 and fiscal year ended March 31, 2015, the Company’s effective interest rate, including the commitment fee, was 5.4% and 4.3%, respectively, and the unused amount available under the revolver at December 31, 2015 was $86.6 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2017.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2015, the Company has determined that approximately $1.4 million of cumulative undistributed net earnings of SWAC and approximately $20.5 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested.

As of December 31, 2015 and March 31, 2015, the Company had $11.1 million and $8.6 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $8.7 million and $6.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2015, approximately $2.8 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2015, the Company had approximately $1.3 million accrued for gross interest, of which $626,000 was a current period-end expense for the nine months ended December 31, 2015.

The Company is subject to U.S. and Mexican income taxes as well as income taxation by various other state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2012, although carry forward attributes that were generated prior to 2012 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate increased to 42.2% for the quarter ended December 31, 2015 compared to 35.7% for the prior year quarter. The increase was primarily due to the increase in reserves related to an adverse State court ruling in the current period.

NOTE 10 – COMMITMENT AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and receipt of a Notice and Opportunity to Respond and Advise ("NORA") letter from the CFPB on August 7, 2015 and the Company’s responses thereto.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. The complaint alleges that the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB. The original complaint seeks class certification, unspecified monetary damages, costs and attorneys’ fees. The lead plaintiff’s amended complaint contains similar allegations to the original complaint, but expands the class period and includes additional allegations that the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings. The Company and the individual defendants subsequently moved to dismiss the amended complaint. On May 18, 2015, the Court issued an order denying the Company’s motion to dismiss. On May 28, 2015, the Company filed a motion asking the Court to certify its May 18, 2015 order for immediate appeal to the United States Court of Appeals for the Fourth Circuit, pursuant to 28 U.S.C. Section 1292(b), and to stay proceedings pending the resolution of that appeal, on grounds that the Court’s decision involves a controlling question of law over which there is substantial ground for difference of opinion and an immediate appeal may materially advance the ultimate termination of the litigation. On July 1, 2015, the Company filed an answer to the amended complaint, denying all liability. On December 18, 2015, the lead plaintiff filed a second amended complaint, which supersedes the amended complaint. The second amended complaint contains similar allegations to the amended complaint, but expands the class period further from January 30, 2013 through April 28, 2014 to January 30, 2013 through August 10, 2015, and contains additional allegations regarding, among other things, the Company’s receipt of the below-referenced NORA letter from the CFPB. On January 12, 2016, the Court dismissed defendants’ motion for certification of the Court’s May 18, 2015 order for immediate appeal without prejudice with leave to refile in light of the filing of the second amended complaint, because, as the Court noted, “the case, for all practical purposes, has started over.” On January 29, 2016, defendants moved to dismiss the second amended complaint. The Company expects briefing to be complete on that motion by April 2016.

As previously disclosed, on July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. On September 21, 2015, another shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), asserting substantially similar claims on behalf of the Company against certain of our current and former officers and directors. On October 14, 2015, the Court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL) and providing, among other things, that the defendants need not respond to the initial complaints filed in the Lipton Derivative Action and the Parshall Derivative Action, but instead would respond to a consolidated complaint to be filed by the plaintiffs. On October 23, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, (i) that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders regarding the Company’s loan growth, loan renewals, allowances for loan losses, revenue sources, revenue growth, compliance with GAAP, and the sufficiency of the Company’s internal controls and accounting procedures; (ii) that the defendants breached their fiduciary duties by failing to ensure that the Company maintained adequate internal controls; (iii) that the defendants breached their fiduciary duties by failing to exercise prudent oversight and supervision of the Company’s officers and other employees to ensure conformity with all applicable laws and regulations; (iv) that the defendants were unjustly enriched as a result of the compensation they received while allegedly breaching their fiduciary duties owed to the Company; (v) that the defendants wasted corporate assets by paying excessive compensation to certain of the Company’s executive officers, awarding self-interested stock options to certain of the Company’s officers and directors, incurring legal liability and legal costs to defend the defendants’ unlawful actions, and authorizing the repurchase of Company stock at artificially inflated prices; (vi) that certain of the defendants breached their fiduciary duty to the Company by selling shares of the Company’s stock at artificially inflated prices while in the possession of material, nonpublic information regarding the Company’s financial condition; (vii) that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s practices regarding loan renewals, loan modifications, and accounting for loans; and (viii) that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements. The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. Defendants filed motions to dismiss the consolidated complaint on December 18, 2015, which remain pending.

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

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Average gross loans receivable ¹	$1,180,643	$1,216,642	$1,156,062	$1,180,154
Average net loans receivable ²	855,911	886,374	840,004	860,311
Expenses as a % of total revenue:
Provision for loan losses	25.4%	25.8%	24.0%	23.8%
General and administrative	51.2%	50.9%	49.0%	49.8%
Total interest expense	5.1%	4.1%	4.8%	4.0%
Operating income ³	23.4%	23.4%	27.0%	26.4%

Return on average assets (trailing 12 months)	11.9%	11.2%	11.9%	11.2%

Offices opened or acquired, net	4	21	30	43

Total offices (at period end)	1,350	1,314	1,350	1,314

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended December 31, 2015 versus three months ended December 31, 2014

Net income decreased by $3.7 million for the three months ended December 31, 2015, or 20.2%, from the three month period ended December 31, 2014.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased approximately $2.1 million, or 6.0%, interest expense increased by approximately $1.1 million, or 18.4%, and income tax expense increased by $0.5 million, or 5.2%.

Total revenue decreased $9.0 million, or 6.1%, to $139.7 million during the quarter ended December 31, 2015 from $148.7 million for the corresponding quarter of the previous year.

Interest and fee income for the quarter ended December 31, 2015 decreased by $5.6 million, or 4.2%, from the same period of the prior year.  The interest and fees recognized on our average net loans receivable were negatively impacted during the quarter by a decrease in our average earning loans. We experienced a 4.8% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing the two quarters for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the quarter was also negatively impacted by a continued decrease in volumes. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate quarter over quarter. The move in the exchange rate had a negative impact of approximately $2.3 million on the current quarter’s revenue compared to the prior year quarter.

Insurance commissions and other income decreased by approximately $3.4 million, or 21.0%, between the two quarterly periods.  Insurance commissions decreased by approximately $1.9 million, or 15.3%, during the three months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to the customer. Other income decreased by approximately $1.5 million, or 41.5%. The decrease in other income was primarily due to a decrease in World Class Buying Club ("WCBC") sales revenue of $0.8 million, which is a result of no longer offering this program as of March 31, 2015, and a decrease in the sales of motor club of $0.3 million.

The provision for loan losses during the three months ended December 31, 2015 decreased by $2.9 million, or 7.4%. This decrease is due primarily to net charge-offs decreasing by $3.2 million, slower loan growth quarter over quarter, and improved delinquencies in Mexico off-set by higher delinquencies in the US. Net charge-offs as a percentage of average net loans on an annualized basis decreased from 15.5% to 14.6% when comparing the two quarterly periods. The Company recorded three monthly sales of accounts previously charged-off totaling approximately $0.5 million as recoveries during the current quarter. Accounts that were 60 days or more past due were 5.2% and 5.0% on a recency basis, and were 7.2% and 6.7% on a contractual basis at December 31, 2015 and December 31, 2014.

General and administrative expenses for the quarter ended December 31, 2015 decreased by $4.1 million, or 5.4% from the same quarter of fiscal 2015. G&A expense decreased primarily due to decreases in personnel costs. Specifically, share based compensation decreased by approximately $2.5 million and overtime expense decreased by $0.6 million. Further, regular payroll remained relatively flat, despite increasing the branch count over the last twelve months. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 8.5% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 51.2% for the three months ended December 31, 2015 and was 50.9% for the three months ended December 31, 2014.

Interest expense increased by approximately $1.1 million when comparing the two corresponding quarterly periods due to a 37.2% increase in the effective interest rate from 4.22% to 5.79% for the quarters ended December 31, 2014 and December 31, 2015, respectively. The increase from the effective interest rate was partially offset by a 13.1% decrease in the average debt outstanding.

The Company’s effective income tax rate increased to 42.2% for the quarter ended December 31, 2015 compared to 35.7% for the prior year quarter. The increase was primarily due to the increase in reserves related to an adverse State court ruling in the current period.

Comparison of nine months ended December 31, 2015 versus nine months ended December 31, 2014

Net income decreased to $57.6 million for the nine months ended December 31, 2015, or 7.6%, from the nine month period ended December 31, 2014. Operating income decreased by approximately $5.3 million, or 4.5%, interest expense increased by approximately $2.3 million, or 12.8%, and income tax expense decreased by $2.8 million, or 7.6%.

Total revenue decreased to $413.3 million during the nine month period ended December 31, 2015, a 6.7% decrease from the $442.8 million for the corresponding period of the previous year. Revenue from the 1,243 offices open throughout both nine month periods decreased by approximately 6.9%.

Interest and fee income for the nine months ended December 31, 2015 decreased by $20.9 million, or 5.3%, over the same period of the prior year. This decrease was primarily driven by a 3.5% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing the two corresponding periods for our US and traditional Mexican loans. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate period over period. The move in the exchange rate had a negative impact of approximately $7.0 million on the current period’s revenue compared to the prior year.

Insurance commissions and other income decreased by approximately $8.6 million, or 17.7%, between the two nine month periods. Insurance commissions decreased by approximately $3.6 million, or 9.7%, during the nine months when compared to the same period in the prior year. Other income decreased by approximately $5.0 million, or 43.5%. This decrease resulted primarily from a $1.5 million buyback of charged-off accounts previously sold in the fourth quarter of fiscal 2015, a $2.6 million decrease in WCBC sales, which is a result of no longer offering this program as of March 31, 2015, and a $1.0 million decrease in the sales of motor club partially offset by an increase in revenue from Paradata of $0.9 million.

The provision for loan losses during the nine months ended December 31, 2015 decreased by $6.1 million, or 5.8%. The provision benefited from a stabilization of accounts that are fully reserved and slower loan growth in the period ended December 31, 2015. Net charge-offs as a percentage of average net loans increased from 12.8% to 13.4% (annualized) when comparing the two nine month periods. Net charge-offs in the prior year period were impacted by the change in branch level incentives as previously disclosed. Net charge-offs in the current year period benefited from the sale of accounts previously charged-off totaling approximately $2.7 million as recoveries for the period.

General and administrative expenses for the nine months ended December 31, 2015 decreased by $18.1 million, or 8.2% over the same period of fiscal 2015. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 11.7% when comparing the two periods. The total general and administrative expense as a percentage of total revenue was 49.0% for the nine months ended December 31, 2015 and was 49.8% for the nine months ended December 31, 2014. General and administrative expenses were impacted in the current period by the overall decrease in share based compensation as well as the release of expense previously accrued under the Group B performance based restricted stock awards. The Company no longer believes that achieving the earnings per share targets of $14.50 and $16.00 per share is probable during the measurement period which ends on March 31, 2017. The release resulted in a decrease in personnel expense of approximately $6.0 million. G&A also decreased approximately $1.2 million due to the reversal of long-term equity incentive accruals resulting from the resignation of a former Senior Vice President during the first quarter. This was partially offset by the accrual of approximately $400,000 of severance-related expenses. The Company also reversed approximately $2.5 million for certain long-term equity incentive accruals related to the retirement of the former CEO on September 30, 2015. The Company recorded an additional $1.2 million of expense related to a planned bond offering that was not completed and a $1.3 million loss taken as a result of the sale of the corporate jet.

Interest expense increased by approximately $2.3 million when comparing the two corresponding nine month periods as a result of a 26.4% increase in the effective interest rate, partially offset by a 10.2% decrease in the average debt balance. The effective interest rate increased from 4.24% to 5.36% during the current period.

The Company’s effective income tax rate remained unchanged at 37.2% for the nine months ended December 31, 2015 compared to the prior year period.

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

The Company has made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2015 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

CFPB Proposed Rulemaking Initiatives

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

New Mexico Rate Cap Bills

On January 26, 2016, members of the New Mexico House Business and Employment Commitment tabled measures that would have led to the introduction of a House Bill which were to propose a 36% rate cap on all financial lending products. The Company, through its state and federal trade associations, is working in opposition  to this pending legislation;  however, it is uncertain whether these efforts will be successful  in preventing the passage of the legislation. The Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material, adverse effect on the Company's business, results of operations,  prospects or ability to continue operations in the jurisdictions  affected by these changes. See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2015 for more information regarding these regulations and related risks.

Military Lending Act Regulations

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers” (which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. The Company believes the implementation of the Final Rule may adversely affect its operations, in that it may (i) require the Company to modify the consumer disclosures, and possibly the terms and conditions of its loan products offered to covered borrowers, and (ii) prevent the Company from offering some of its loan products to covered borrowers. Additionally, the Final Rule may adversely affect the cost and efficiency of processing loans, due to performing confirming database checks during the application phase, including refinancings, on a much greater number of loans, in order to effectively protect the Company from litigation related to “covered borrower” status determinations. These or other consequences of Final Rule could materially and adversely affect the Company’s business, results of operations, and financial condition.

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

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, our amended credit facility now requires the Company to obtain prior written consent from our lenders holding at least 66-2/3% of the aggregate commitments before repurchasing additional shares and reduces the overall commitment to $400 million over the next 15 months.

The Company plans to open or acquire at least 30 branches in the United States and 10 branches in Mexico during fiscal 2016. Expenditures by the Company to open and furnish new offices averaged approximately $25,000 per office during fiscal 2015. New offices have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2015, the Company opened 36 new branches and 6 branches were merged into existing branches.

The Company completed one acquisition during the first nine months of fiscal 2016. The Company believes that attractive opportunities to acquire new offices or receivables from its competitors or to acquire offices in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

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

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the nine months ended December 31, 2015, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.36%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On December 31, 2015, $511.9 million was outstanding under this facility, and there was $86.6 million of unused borrowing availability under the borrowing base limitations.

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

The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at December 31, 2015 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of December 31, 2015, the Company had $8.1 million in aggregate board-approved outstanding stock repurchase authorizations. As of December 31, 2015 our debt outstanding was $511.9 million and our shareholders' equity was $362.9 million, resulting in a debt-to-equity ratio of 1.4:1.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.  We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2015, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $511.9 million at December 31, 2015.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at December 31, 2015, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $2.2 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 7.9% and 9.1% of total revenue during the nine months ended December 31, 2015 and 2014, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2015 was a loss of approximately $8.5 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into US dollars, which were approximately $56.4 million and $51.0 million at December 31, 2015 and 2014, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of December 31, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$876,579,403	$881,705,358	$887,970,413
% change from base amount	(0.58)%	—%	0.71%
$ change from base amount	$(5,125,955)	$—	$6,265,055

	As of December 31, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net	$867,605,660	$872,245,369	$877,916,131
% change from base amount	(0.53)%	—%	0.65%
$ change from base amount	$(4,639,709)	$—	$5,670,762

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$57,236,629	$57,569,828	$57,977,073
% change from base amount	(0.58)%	—%	0.71%
$ change from base amount	$(333,199)	$—	$407,245

	For the nine months ended December 31, 2014
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$61,886,633	$62,318,674	$62,846,728
% change from base amount	(0.69)%	—%	0.85%
$ change from base amount	$(432,041)	$—	$528,054

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

The Company has made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
The Company did not repurchase any of its common stock during the nine months ended December 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number		Description	Previous Exhibit Number	Company Registration No. or Report
10.1		Letter Agreement between James D. Walters and the Company Re: Separation and release of claims, dated July 10, 2015	99.1	7-15-15 8-K
10.2		Letter Agreement between Augustus A. McLean and the Company Re: Retirement Agreement, dated September 30, 2015	99.1	10-1-15 8-K
10.3		Employment Agreement between Janet L. Matricciani and the Company, dated November 19, 2015	10.1	11-24-15 8-K
10.4		Employment Agreement between John L. Calmes, Jr. and the Company, dated November 19, 2015	10.2	11-24-15 8-K
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended December 31, 2015, formatted in XBRL:		*
	(i)	Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015;
	(ii)	Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and December 31, 2014;
	(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and December 31, 2014;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2015 and the nine months ended December 31, 2015;
	(v)	Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and December 31, 2014; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	February 5, 2016

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	February 5, 2016