Form 10-K
period 2016-03-31
WORLD ACCEPTANCE CORP
filed 2016-06-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2016, computed by reference to the closing sale price on such date, was $157,729,340.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 31, 2016, 8,813,450 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2016 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K Report

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in fifteen states and Mexico as of March 31, 2016.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires.  All references in this report to “fiscal 2017” are to the Company’s fiscal year that will end on March 31, 2017; all references in this report to "fiscal 2016" are to the Company's fiscal year ended March 31, 2016; all references to “fiscal 2015” are to the Company’s fiscal year ending March 31, 2015; and all references to “fiscal 2014” are to the Company’s fiscal year ending March 31, 2014.

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

General.  The Company is one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals.  The Company offers standardized installment loans generally between $300 and $4,000 through 1,339 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Wisconsin and Mexico as of March 31, 2016.  The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders.  In our U.S. branches, the Company also offers income tax return preparation services to its loan customers and other individuals.

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry.  Small-loan consumer finance companies generally make loans to individuals of less than $2,000 with maturities of 18 months or less.  These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or, when appropriate to meet the borrower’s needs, the refinancing of loans.  By contrast, commercial banks, credit unions and other consumer finance businesses typically make loans of more than $5,000 with maturities of more than one year.  Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies.  As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

The majority of the participants in the industry are independent operators with generally less than 100 branches. We believe that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community rather than pricing, as participants in this industry generally charge interest rates and fees at, or close to, the maximum permitted by applicable state laws. We believe that our relatively large size affords us a competitive advantage over smaller companies by increasing our access to, and reducing our cost of, capital.
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

Expansion.  During fiscal 2016, the Company opened 37 new branches.  No branches were purchased and 18 branches were merged into existing branches due to their inability to grow to profitable levels.  In fiscal 2017, the Company currently plans to open or acquire at least 15 new branches in the United States by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  In addition, the Company plans to open approximately 10 new branches in Mexico in fiscal 2017.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

The Company's expansion is also dependent upon its ability to identify attractive locations for new branches and to hire suitable personnel to staff, manage and supervise new branches.  In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel.  The Company generally locates new branches in communities already served by at least one other small-loan consumer finance company.

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
South Carolina	89	92	93	95	97	97	98	101	99	96
Georgia	96	97	100	101	103	105	108	110	113	114
Texas	183	204	223	229	247	262	279	297	300	300
Oklahoma	62	70	80	82	82	82	82	83	83	82
Louisiana	28	34	38	38	40	44	47	48	49	48
Tennessee	72	80	92	95	103	105	105	105	107	106
Illinois	40	58	61	64	68	75	81	82	82	82
Missouri	44	49	57	62	66	72	76	76	78	77
New Mexico	27	32	37	39	44	44	44	44	44	42
Kentucky	45	52	58	61	66	70	71	76	79	79
Alabama	31	35	42	44	51	62	64	68	68	69
Wisconsin (1)	—	—	—	—	5	14	21	26	28	29
Indiana (2)	—	—	—	—	—	—	8	17	22	25
Mississippi (3)	—	—	—	—	—	—	—	5	12	20
Idaho (4)	—	—	—	—	—	—	—	—	8	17
Mexico	15	35	63	80	95	105	119	133	148	153
Total	732	838	944	990	1,067	1,137	1,203	1,271	1,320	1,339

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

Loan and Other Products.  In each state in which we operate, as well as in Mexico, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity.  Consumer installment loans are our principal product and accounted for 88.8%, 85.9% and 87.4% of our total revenues in fiscal years 2016, 2015 and 2014, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 36 months, and are prepayable at any time without penalty.  In fiscal 2016, the Company's average originated gross loan size and term were approximately $1,376 and 13 months, respectively. As of March 31, 2016, small loans generated in our U.S. branches averaged $926, ranged in size from $200 to $3,600 and had an average term of 11 months. Large loans originated in the U.S. averaged $3,438, ranged in size from $1,500 to $13,500 and had an average term of 23 months. State laws regulate various aspects of lending terms, including the maximum loan amounts, the types and maximum amounts of fees and other costs that may be charged, and, in most cases, interest rates.  In addition to installment loans, we also offer payroll deduct loans in Mexico. Payroll deduct loans are originated through state unions and exhibit lower loss rates than installment loans. As of March 31, 2016, payroll deduct loans originated in our Mexico branches averaged $1,688, ranged in size from $290 to $11,599 and had an average term of 32 months. Installment loans originated in Mexico averaged $412, ranged in size from $232 to $1,160 and had an average term of 12 months.

Specific allowable interest, fees and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates.  The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2016, the annual percentage rates on loans we offer in the U.S., including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 25% to 199%, depending on the loan size, maturity and the state in which the loan was made.

As of March 31, 2016, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
25%	36%	$246,588,750	$—	$246,588,750	23.1%
37%	50%	$234,792,323	$6,196,400	240,988,723	22.6%
51%	60%	$124,225,135	$19,493,358	143,718,493	13.5%
61%	70%	$55,160,555	$28,396,445	83,557,000	7.8%
71%	80%	$41,916,797	$852,712	42,769,509	4.0%
81%	90%	$133,624,239	$1,929,879	135,554,118	12.7%
91%	100%	$70,331,688	$3,550,221	73,881,909	6.9%
101%	150%	$55,360,278	$41,994,467	97,354,745	9.1%
151%	199%	$2,551,095	$—	2,551,095	0.2%
		$964,550,860	$102,413,482	$1,066,964,342	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law.  Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death.  Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury.  Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event.  Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment.  The Company offers credit insurance for all loans originated in Georgia, South Carolina, Louisiana, Indiana, Kentucky, and Mississippi and on a more limited basis in Alabama, Tennessee, Oklahoma, and Texas.  Customers in those states typically obtain such credit insurance through the Company.  Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.  In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also offers automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, Kentucky, Indiana, Wisconsin, and Mississippi as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown, towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers but occasionally sells memberships to non-borrowers.

The table below shows the insurance types offered by the Company by state as of March 31, 2016:

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

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S branches.  The Company prepared approximately 63,000, 56,000 and 55,000 returns in each of the fiscal years 2016, 2015 and 2014, respectively.   Net revenue generated by the Company from this program during fiscal 2016, 2015 and 2014 amounted to approximately $11.9 million, $9.9 million and $9.1 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

The Company's World Class Buying Club program offered certain electronic products and appliances to its borrowers in Texas,
Georgia, Tennessee, New Mexico, and Missouri. Borrowers participating in this program could purchase a product from a limited selection of items maintained in the branches or offered through a catalog available at a branch and could finance the purchase with a retail installment sales contract provided by the Company. Other than the limited product samples maintained in the branches, products sold through this program were shipped directly by the suppliers to the Company's customers and, accordingly, the Company was not required to maintain a large inventory to support the program. The Company decided to wind down the World Class Buying Club program during our fiscal 2015 third quarter. As of March 31, 2015, the Company is no longer financing the purchase of products through the program. We will continue to service the outstanding retail installment sales contracts.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2007 through 2016:

	At March 31,
State	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
South Carolina	13%	12%	11%	12%	12%	11%	11%	11%	10%	9%
Georgia	14	15	14	14	13	13	13	12	12	12
Texas	23	22	21	20	19	19	19	19	18	17
Oklahoma	5	5	6	6	7	6	6	6	7	7
Louisiana	3	3	3	2	2	2	2	2	2	2
Tennessee	15	14	14	14	14	14	13	12	12	12
Illinois	6	6	6	6	6	7	6	7	6	6
Missouri	5	6	6	6	6	6	6	6	7	7
New Mexico	3	3	3	3	2	2	2	2	2	2
Kentucky	9	9	9	9	9	9	9	8	9	9
Alabama	3	3	4	4	4	4	4	4	5	5
Wisconsin (1)	—	—	—	—	—	1	1	1	1	1
Indiana (2)	—	—	—	—	—	—	—	1	1	1
Mississippi (3)	—	—	—	—	—	—	—	—	—	—
Idaho (4)	—	—	—	—	—	—	—	—	—	—
Mexico (5)	1	2	3	4	6	6	8	9	8	10
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

(5)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2016:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	66,757	$1,489	$99,373
Georgia	83,194	1,518	126,300
Texas	195,464	943	184,240
Oklahoma	50,418	1,384	69,759
Louisiana	27,103	790	21,423
Tennessee	88,113	1,489	131,222
Illinois	41,336	1,580	65,294
Missouri	38,505	1,733	66,738
New Mexico	23,125	1,017	23,527
Kentucky	60,734	1,591	96,599
Alabama	44,704	1,024	45,778
Wisconsin	10,360	1,345	13,935
Indiana	12,498	1,233	15,415
Mississippi	4,047	643	2,601
Idaho	3,142	747	2,347
Mexico	147,308	695	102,413
Total	896,808	$1,190	$1,066,964

The following table sets forth the amounts and percentages of our total revenues from customers in the Unites States and from customers in Mexico.

	Year ended March 31,
	2016		2015		2014
United States	92.4%	$515,300,873	91.4%	557,818,594	91.6%	548,694,630
Mexico	7.6%	$42,174,834	8.6%	52,394,282	8.4%	50,568,769

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

In fiscal 2016, approximately 81.5% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2016, 2015 and 2014, the percentages of the Company's loan originations that were refinancings of existing loans were 69.4%, 71.5% and 73.5%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.4% of the Company’s loan volume in fiscal 2016.

To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems.  Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached.  Company employees are instructed not to accept payment outside of the Company's branches except in unusual circumstances.  In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin, Kentucky, Indiana and Idaho the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2016, the captive insurance subsidiary reinsured approximately 7.0% of the credit insurance sold by the Company and contributed approximately $3.6 million to the Company's total revenue.

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

Monitoring and Supervision.  The Company's loan operations are organized into Southeastern, Central, and Western Divisions, and Mexico.  The Southeastern Division consists of Alabama, Georgia, Kentucky, South Carolina and Tennessee; the Central Division consists of Illinois, Indiana, Missouri, Oklahoma and Wisconsin; and the Western Division consists of Idaho, Louisiana, Mississippi, New Mexico and Texas.  Several levels of management monitor and supervise the operations of each of the Company's branches.  Branch managers are directly responsible for the performance of their respective branches.  District supervisors are responsible for the performance of 8 to 11 branches in their districts, typically communicate with the branch managers of each of their branches at least weekly and visit the branches at least monthly.  The Vice Presidents of Operations monitor the performance of all branches within their states (or partial state in the case of Texas), primarily through communication with district supervisors.  These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and regularly visit branches.

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

Staff and Training.  Local branches are generally staffed with three to four employees.  The branch manager supervises operations of the branch and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended.  Each branch generally has one or two branch service representatives who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, in collection efforts, and in marketing activities.  Larger branches may employ additional branch service representatives.

New employees are required to review detailed training materials that outline the Company's operating policies and procedures.  The Company tests each employee on the training materials during the first year of employment.  In addition, each branch provides in-office training sessions once every week and periodic training sessions outside the branch.  The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, effective, on-line training to all locations.  This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for vacations, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company also advertises on-line, by email and to existing customers via SMS/text.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses were approximately 3.0% of total revenues in fiscal 2016, 2.8% in fiscal 2015 and 2.7% in fiscal 2014.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors.  The majority of the Company's competitors are independent operators with generally less than 100 branches.  Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000. While it is hard to surmise exactly what impact our competitors have on our business, we believe that factors such as online lending could be affecting the business market within which we operate. Additionally, although online lenders appear to be marketing to a different customer segment than that of our primary customers, some of our customers may in fact overlap.

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

Several of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company.  As a result, many customers borrow from more than one finance company, enabling the Company, subject to the limitations of various consumer protection and privacy statutes including, but not limited to, the federal Fair Credit Reporting Act and the Gramm-Leach-Bliley Act, to obtain information on the credit history of specific customers from other consumer finance companies.

Employees.  As of March 31, 2016, the Company had 3,345 U.S. employees, none of whom were represented by labor unions and 1,091 employees in Mexico, all of whom were represented by a Mexico-based labor union.  The Company considers its relations with its personnel to be good.  The Company seeks to hire people who will become long-term employees.  The Company experiences a high level of turnover among its entry-level personnel, which the Company believes is typical of the small-loan consumer finance industry.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

Janet Lewis Matricciani (48)	Chief Executive Officer
Chief Executive Officer since October 2015; Chief Operating Officer January 2014 to September 2015; Chief Executive Officer of Antenna International (a leading creator of handheld audio, multimedia and virtual tours for museums, cultural and historic sites and, tourist attractions) from 2010 to 2013; Senior Vice President of Corporate Development for K12 Inc. (a technology-based education company) from 2008 to 2010.

John L. Calmes Jr. (36)	Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief Financial Officer and Treasurer since November 2015; Vice President, Chief Financial Officer and Treasurer since December 2013; Director of Finance – Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

Tara E. Bullock (44)	Senior Vice President, Secretary and General Counsel
Senior Vice President, Secretary and General Counsel since November 2015; Vice President, Secretary and General Counsel from June 2014 to November 2015; and Vice President, Assistant Secretary and Associate General Counsel January 2013 to June 2014. Assistant Secretary and Assistant General Counsel of Security Finance Corporation of Spartanburg from January 2009 to December 2012. Vice President and Assistant General Counsel of Sherman Financial Group, LLC/Resurgent Capital Services, LP from August 2005 to January 2009.

Jeff L. Tinney (54)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001.

D. Clinton Dyer (42)	Senior Vice President, Southeastern Division
Senior Vice President, Southeastern Division since November 2015; Senior Vice President, Central Division June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Erik T. Brown (43)	Senior Vice President, Central Division	Senior Vice President, Central Division since November 2015; Vice President of Operations, Missouri July 2005 to November 2015; District Supervisor November 2003 to July 2005.

Francisco Javier Sauza Del Pozo (60)	Senior Vice President, Mexico	Senior Vice President, Mexico since May 2008; Vice President of Operations from April 2005 to May 2008.

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

The Company and its operations are regulated by several state agencies, including the following:

•	The Industrial Loan Division of the Office of the Georgia Insurance Commissioner

•	The Consumer Finance Division of the South Carolina Board of Financial Institutions and the South Carolina Department of Consumer Affairs

•	The Texas Office of the Consumer Credit Commissioner

•	The Oklahoma Department of Consumer Credit

•	The Louisiana Office of Financial Institutions

•	The Tennessee Department of Financial Institutions

•	The Missouri Division of Finance

•	The Consumer Credit Division of the Illinois Department of Financial Institutions

•	The Financial Institutions Division of the New Mexico Regulation and Licensing Department

•	The Kentucky Department of Financial Institutions

•	The Alabama State Banking Department

•	The Wisconsin Department of Financial Institutions

•	The Indiana Department of Financial Institutions

•	The Mississippi Department of Banking and Consumer Finance

•	The Idaho Department of Finance.

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

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri, following a 2013 failed ballot initiative, the same proponents again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations. The proponents of the rate cap did not obtain sufficient signatures on this initiative to have it placed on the November 2014 election ballot. A similar attempt to introduce rate cap legislation has been initiated in New Mexico, but was tabled in early February 2015 by a legislative subcommittee. There can be no assurance that proponents of these or similar initiatives will not pursue them and be successful in the future.

In addition, any adverse change in existing laws or regulations, or any adverse interpretation or litigation relating to existing laws and regulations in any state in which we operate, could subject us to liability for prior operating activities or could lower or eliminate the profitability of our operations going forward by, among other things, reducing the amount of interest and fees we can charge in connection with our loans.  If these or other factors lead us to close our branches in a state, then in addition to the loss of net revenues attributable to that closing, we would also incur closing costs such as lease cancellation payments, and we would have to write off assets that we could no longer use.  If we were to suspend rather than permanently cease our operations in a state, we may also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations.  These laws include the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair, deceptive or abusive credit practices.  Among the principal disclosure items under the Truth in Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan.  The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things the basis of race, color, sex, age or marital status.  Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.  The Fair Credit Reporting Act also requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loans are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.  Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

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

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing.  Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material, adverse impact on our business, prospects, results of operations and financial condition.  Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations.  See Part I, Item 1A, “Risk Factors - Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity is now organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexican law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among others, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among others, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs. Due to anti-money laundering laws, we are now being reviewed by the National Banking and Securities Commission ("CNBV") for compliance with anti-money laundering regulations.  The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of SOFOM, ENRs.

Available Information. The information regarding our website and availability of our filings with the SEC as described in the second paragraph under “Introduction” above is incorporated by reference into this Item 1 of Part I.

Item 1A.	Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management.  Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” "intend," “plan,” “expect,” “believe,” “may,” “will,” “should,” “would,” “could,” and any variations of the foregoing and similar expressions, are forward-looking statements.  Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Any such statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.

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

The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The Dodd-Frank Act also authorizes the CFPB, under certain conditions, to issue regulations regarding the use of arbitration agreements in consumer financial markets. On May 3, 2016, the CFPB proposed rules that would eliminate the use of class action waivers in pre-dispute arbitration agreements. If the CFPB adopts a final rule, it would be effective 211 days after publication. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, in March 2015 in connection with the CFPB’s discussion of a proposed rulemaking initiative described below, the CFPB stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority.

On March 26, 2015, the CFPB announced that it was considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The Company currently estimates that the amount of such vehicle-secured loans in its loan portfolio as of March 31, 2016 are approximately 13% of its total number of loans and approximately 20% of its portfolio by gross loan balance. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require lenders to verify income, “major financial obligations” and borrowing history. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if certain conditions exist at the time of the proposed refinancing. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding these proposals. The proposals are subject to several procedural requirements and to possible change before any final rules would be issued and implemented, and we cannot predict what the ultimate rulemaking will provide. Although the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards, there can be no assurance that these proposals, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures regarding such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such covered loans, or the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

In July 2015, the Department of Defense (the “DoD”) amended its existing regulation that implements the Military Lending Act (the "MLA"). The final rule prohibits creditors from extending consumer credit if the Military Annual Percentage Rate or MAPR exceeds 36%. The rule covers both members of the armed forces and their dependents ("covered borrowers"). In addition, creditors must check a database maintained by the DoD before entering into an agreement with a covered borrower, provide both oral and written disclosures, including the MAPR, and must not require arbitration in agreements with covered borrowers.

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

The Company has made NORA submissions to the CFPB's Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company’s ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or third party contractors could engage in misconduct that adversely affects our business. For example, if an employee or a third party contractor were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our branches have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Our continued expansion into Mexico may increase the risks inherent in conducting operations internationally and in Mexico, contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Although our operations in Mexico accounted for only 7.6% of our revenues during fiscal 2016 and 9.6% of our gross loans receivable at March 31, 2016, we intend to continue opening branches and expanding our presence in Mexico.  In addition, if and to the extent that the state and federal regulatory climate in the U.S. changes in ways that adversely affect our ability to continue profitable operations in one or more U.S. states, we could become increasingly dependent on our operations in Mexico as our only viable expansion or growth strategy.  In pursuing such an expansion or growth strategy, we may expose an increasing portion of our business to risks inherent in conducting international operations, including currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance. In particular, political and social unrest in Mexico, coupled with a unionized labor structure that effectively gives labor unions control over repayment of funds remitted from our customers who borrow under our payroll deduction loan product in Mexico, create risks of non-payment or delinquent payment of these funds collected through the labor unions. If we are unable to resolve any such possible issues and persuade the unions to remit these type of payments, our revenues, delinquencies and charge-off rates from our Mexican operations could be materially and adversely affected.

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

We have an existing revolving credit agreement that allows us to borrow up to $500.0 million through March 30, 2017 and up to $400.0 million through June 15, 2017, assuming we are in compliance with a number of covenants and conditions, including a minimum borrowing base calculation.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. As of March 31, 2016, we had approximately $374.7 million of total debt outstanding and a total debt to shareholders equity ratio of approximately 1 to 1. The substantial amount of our debt could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;

•	a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;

•	we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement bear interest at variable rates, as may any future debt that we incur;

•	we could be more vulnerable to adverse developments in our industry or in general economic conditions;

•	we may be restricted from taking advantage of business opportunities or making strategic acquisitions; and

•	we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

We may incur substantially more debt and other liabilities. This could exacerbate further the risks associated with our current debt levels.

We may be able to incur substantial additional debt in the future. Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as may any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2016, we had $123.8 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

The terms of our debt limit how we conduct our business.

Our revolving credit agreement contains covenants that restrict our ability to, among other things:

•	incur and guarantee debt;

•	pay dividends or make other distributions on or redeem or repurchase our stock;

•	make investments or acquisitions;

•	create liens on our assets;

•	sell assets;

•	merge with or into other companies;

•	enter into transactions with shareholders and other affiliates; and

•	make capital expenditures.

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

Turbulence in the global capital markets can result in disruptions in the financial sector and affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition and results of operations. While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

A portion of our total assets at March 31, 2016 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

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

The annual turnover as of March 31, 2016 among our branch employees was approximately 33.9%.  This turnover increases our cost of operations and makes it more difficult to operate our branches.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

Our ability to execute our growth strategy may be adversely affected.

Our growth strategy, includes opening and acquiring branches in existing and new markets, is subject to significant risks, some of which are beyond our control, including:

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
New accounting rules or regulations, changes to existing accounting rules or regulations and changing interpretations of existing rules and regulations have been issued or occurred and may continue to be issued or occur in the future. Any such changes to accounting rules, regulations or interpretations could negatively affect our reported results of operations and could negatively affect our financial condition through increased cost of compliance.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of March 31, 2016, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 23.0% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facilities of approximately 42,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch.  As of March 31, 2016, the Company had 1,339 branches, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2016, total lease expense was approximately $27.1 million, or an average of approximately $20,200 per branch.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. generally have a uniform physical layout with an average size of 1,580 square feet and in Mexico with an average size of 1,610 square feet.

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

The Company has made NORA submissions to the CFPB's Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business-Government Regulation-Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A,“Risk Factors,” for more information regarding these regulations and related risks.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the "Edna Epstein Putative Class Action"), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint, as currently amended, alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company's receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company's common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys' fees. The Company believes the complaint is without merit. On January 29, 2016, defendants moved to dismiss the second amended complaint. The Lead Plaintiff has filed a response in opposition, the Company filed a reply in further support of its motion to dismiss, and the Company’s motion to dismiss is currently pending before the Court. The time for the Company to respond to the Lead Plaintiff’s motion for class certification has not yet expired.

As previously disclosed, on July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. On September 21, 2015, another shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), asserting substantially similar claims on behalf of the Company against certain of our current and former officers and directors. On October 14, 2015, the Court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL). The plaintiffs subsequently filed an amended complaint, and the amended consolidated complaint alleges, among other things:

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

(viii)	that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements; and

(ix)	allegations similar to those made in connection with the Edna Epstein Putative Class Action described above.

The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. The defendants filed motions to dismiss the amended consolidated complaint on April 13, 2016. The time for the plaintiffs to respond to the defendants’ motions to dismiss has not yet expired.

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ, currently on the NASDAQ Global Select Market ("NASDAQ"), under the symbol WRLD.  As of May 31, 2016, there were 58 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock.  Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market.  In the future, the Company's Board of Directors may determine whether or not to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors.  In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2016, the Company had $11.5 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company did not purchase any shares of the Company’s common stock during the three month period ended March 31, 2016.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on May 31, 2016 was $43.68.

Market Price of Common Stock
Fiscal 2016
Quarter	High	Low
First	$96.23	$60.33
Second	62.67	25.30
Third	47.81	25.58
Fourth	41.13	26.87

Market Price of Common Stock
Fiscal 2015
Quarter	High	Low
First	$83.22	$71.63
Second	86.58	67.45
Third	81.33	63.25
Fourth	94.96	70.50

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except number of branches and per share information)	Years Ended March 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Interest and fee income	$495,133	$524,277	$523,770	$485,414	$447,189
Insurance commissions and other income(1)	62,342	85,936	75,493	78,222	73,681
Total revenues	557,475	610,213	599,263	563,636	520,870
Provision for loan losses	123,598	118,830	126,575	114,323	105,706
General and administrative expenses	269,140	292,052	281,248	265,629	241,392
Interest expense	26,849	23,301	21,195	17,394	13,899
Total expenses	419,587	434,183	429,018	397,346	360,997
Income before income taxes	137,888	176,030	170,245	166,290	159,873
Income taxes(1)	50,493	65,197	63,636	62,201	59,179
Net income(1)	$87,395	$110,833	$106,609	$104,089	$100,694
Net income per common share (diluted)(1)	$10.05	$11.90	$9.60	$8.00	$6.59
Diluted weighted average shares	8,692	9,317	11,106	13,003	15,289
Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$776,305	$812,743	$813,920	$782,096	$715,085
Allowance for loan losses	(69,566)	(70,438)	(63,255)	(59,981)	(54,507)
Loans receivable, net	706,739	742,305	750,665	722,115	660,578
Total assets	806,219	866,131	850,028	809,325	735,003
Total debt	374,685	501,150	505,500	400,250	279,250
Shareholders' equity(1)	391,902	315,568	307,355	366,396	418,875
Other Operating Data:
As a percentage of average loans receivable, net:
Provision for loan losses	14.8%	13.9%	15.1%	14.6%	14.9%
Net charge-offs	14.8%	12.9%	14.7%	13.9%	14.0%
Number of branches open at year-end	1,339	1,320	1,271	1,203	1,137

(1) We identified an immaterial error impacting fiscal 2016 net insurance income in our financial statements previously furnished as Exhibit 99.1 to our Form 8-K dated May 5, 2016. Fiscal 2016 net insurance income and total revenues in our previously furnished financial statements were understated by $1,888,493, causing net income to be understated by $1,209,698, and diluted weighted average shares outstanding to be understated by $0.13. Amounts in the Consolidated Statement of Operations above have been revised to reflect the correct amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2015, gross loans receivable have decreased at a 0.8% annual compounded rate from $1.11 billion to $1.07 billion at March 31, 2016.  The decrease over this period reflects the lower volume of loans generated through the Company's existing branches partially offset by the contribution of loans generated from new branches opened over the period.  We believe that the lower volume of loans generated through the Company's existing branches is the result of increased competition in the small-loan consumer finance industry as well as the improving financial situation of our average customer's household due to lower gasoline prices and lower unemployment. During the five-

year period beginning March 31, 2011, the Company has grown from 1,067 branches to 1,339 branches as of March 31, 2016.  During fiscal 2017, the Company currently plans to open approximately 15 new branches in the United States, open 10 new branches in Mexico and also evaluate acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. branches.  The Company prepared approximately 63,000, 56,000 and 55,000 returns in each of the fiscal years 2016, 2015 and 2014, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $11.9 million, a 20.5% increase over the $9.9 million earned during fiscal 2015.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2016	2015	2014
	(Dollars in thousands)
Average gross loans receivable (1)	$1,147,956	$1,174,391	$1,151,713
Average net loans receivable (2)	$834,964	$856,712	$836,961
Expenses as a percentage of total revenues:
Provision for loan losses	22.2%	19.5%	21.2%
General and administrative	48.3%	47.9%	46.9%
Total interest expense	4.8%	3.8%	3.5%
Operating margin (3)	29.6%	32.7%	31.9%
Return on average assets	10.1%	12.5%	12.3%
Branches opened and acquired, net	19	49	68
Total branches (at period end)	1,339	1,320	1,271

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2016 Versus Fiscal 2015

Net income was $87.4 million during fiscal 2016, a 21.1% decrease from the $110.8 million earned during fiscal 2015.  The decrease in net income was significantly impacted by a $10.0 million after-tax gain realized during the prior year from the sale of previously charged-off accounts that was not repeated in the current year. Operating income (revenues less provision for loan losses and general and administrative expenses) excluding the impact of the charge-off sale decreased $18.6 million due to a $29.1 million decrease in interest and fee income and a $4.8 million increase in provision expense offset by a $22.9 million decrease in general and administrative expenses. Net income was also impacted by a $14.7 million decrease in income tax expense and a $3.5 million increase in interest expense.

Total revenues decreased to $557.5 million in fiscal 2016, a $52.7 million, or 8.6%, decrease from the $610.2 million in fiscal 2015.  Revenues from the 1,233 branches open throughout both fiscal years decreased by 6.9%.  At March 31, 2016, the Company had 1,339 branches in operation, an increase of 19 branches from March 31, 2015.

Interest and fee income during fiscal 2016 decreased by $29.1 million, or 5.6%, from fiscal 2015.  We experienced a 3.3% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our US and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the year was also negatively impacted by a continued decrease in volumes. Revenues from our Mexican operations were negatively impacted by a move in the exchange rate year over year. The move in the exchange rate had a negative impact of approximately $8.9 million on the current year’s revenue compared to the prior year. The percentage of loans outstanding that represent larger loans including sales finance loans has decreased from 40.5% at March 31, 2015 to 40.2% at March 31, 2016.

Insurance commissions and other income decreased by $23.6 million, or 27.5%, over the two fiscal years.  Insurance commissions decreased by $4.5 million, or 9.4%, when comparing the two fiscal years due to the decrease in loan volume in states where our insurance product is available to our customers. Other income decreased by $19.1 million, or 50.2%, when comparing the two fiscal years. This decrease resulted primarily from the inclusion of income from the sale of approximately $16.0 million of charged off accounts that were sold in Fiscal 2015. The Company also repurchased a portion of the accounts sold in fiscal 2015 during fiscal 2016, resulting in a $1.6 million loss from the repurchase in fiscal 2016. Other income was also impacted by a decrease in World Class Buying Club ("WCBC") sales revenue of $2.4 million and a decrease in revenue from our motor club product of $1.2 million. The decreases were partially offset by an increase in tax preparation revenue of $2.0 million and an increase in revenue from Paradata of $1.0 million.

The provision for loan losses during fiscal 2016 increased by $4.8 million, or 4.0%, from the previous year.  This increase resulted from an increase in the amount of loans charged off offset by a decrease in the general reserve associated with slower growth during the current fiscal year. Net charge-offs for fiscal 2016 amounted to $123.6 million, an 11.7% increase over the $110.6 million charged off during fiscal 2015. We believe that the increase in charge-offs is the result of ceasing all in-person visits to delinquent borrowers in December 2015. Accounts that were 60 days or more past due were 4.7% and 4.3% on a recency basis, and were 7.1% and 7.0% on a contractual basis at March 31, 2016 and March 31, 2015. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.4% at March 31, 2016 compared to 6.1% at March 31, 2015. During the current fiscal year, the Company has also had an increase in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans increased from 12.9% during fiscal 2015 to 14.8% during fiscal 2016. The net charge-off ratio for fiscal 2015 benefited from a change in branch level incentives during the year. The change allows managers to continue collection efforts on accounts that are 91 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 91 days or more past due and lower charge-offs during fiscal 2015. We estimate the net charge-off ratio would have been approximately 14.1% for fiscal 2015 excluding the impact of the change. The current year charge-off ratio of 14.8% and the estimated fiscal 2015 charge-off ratio of 14.1% are in line with historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007, the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 13.9% in fiscal 2013 and increased to 14.7% in fiscal 2014. The current year change-off rate did benefit from the sale of $3.2 million of previously charged off accounts. We do not currently plan to continue the sale of charged-off accounts; however, we may consider selling charged off accounts again at some point in the future.

General and administrative expenses during fiscal 2016 decreased by $22.9 million, or 7.8%, over the previous fiscal year.
General and administrative expenses were impacted in the current period by the overall decrease in share based compensation as well as the release of expense previously accrued under the Group B performance based restricted stock awards. The Company determined that the earnings per share targets associated with the Group B stock awards were not achievable during the measurement period which ends on March 31, 2017. During the fourth quarter, the Compensation Committee of the Board of Directors amended the awards allowing 25% of the Group B awards to vest for certain officers. The officers were required to forfeit their remaining Group B shares as a part of the amendment. The net release resulted in a decrease in personnel expense of approximately $7.7 million. G&A also decreased approximately $1.2 million due to the reversal of long-term equity incentive accruals resulting from the resignation of a former Senior Vice President during the year. This was partially offset by the accrual of approximately $400,000 of severance-related expenses. The Company also reversed approximately $2.5 million for certain long-term equity incentive accruals related to the retirement of the former CEO on September 30, 2015. The Company recorded an additional $1.2 million of expense related to a planned bond offering that was not completed and a $1.3 million loss taken as a result of the sale of the corporate jet. General and administrative expenses, when divided by average open branches, decreased 11.0% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 48.3% in fiscal 2016 from 47.9% in fiscal 2015.

Interest expense increased by $3.5 million, or 15.2%, during fiscal 2016, as compared to the previous fiscal year as a result of a 31.6% increase in the effective rate, which was partially offset by a decrease in average debt outstanding of 12.0%.

Income tax expense decreased $14.7 million, or 22.6%, primarily from a decrease in pre-tax income.  The effective tax rate decreased to 36.6% for fiscal 2016 compared to 37.0% for fiscal 2015. The decrease was primarily due to a cumulative adjustment in deferred state tax expense related to the Company's change to an automated tax provision system in the current year.

Comparison of Fiscal 2015 Versus Fiscal 2014

Net income was $110.8 million during fiscal 2015, a 4.0% increase over the $106.6 million million earned during fiscal 2014. The increase in net income was largely due to a $10.0 million after-tax gain realized during the year from the sale of previously charged-off accounts. Operating income (revenues less provision for loan losses and general and administrative expenses) excluding the impact of the charge-off sale decreased $7.6 million. Net income was also negatively impacted by a $2.1 million and $1.6 million increase in interest expense and income tax expense, respectively.

Total revenues increased to $610.2 million in fiscal 2015, a $10.9 million, or 1.8%, increase over the $599.3 million in fiscal 2014. Revenues from the 1,179 branches open throughout both fiscal years increased by 0.8%. At March 31, 2015, the Company had 1,320 branches in operation, an increase of 49 branches from March 31, 2014.

Interest and fee income during fiscal 2015 increased by $0.5 million, or 0.1%, over fiscal 2014. This increase resulted from an increase of $19.8 million, or 2.4%, in average net loans receivable between the two fiscal years. The revenue increase was partially offset by a reduction in loan volume in the year, which resulted from the implementation of a system change that ensured customers were not encouraged to refinance existing loans where the proceeds from the transaction were less than 10% of the loan being refinanced. The increase was also partially offset by a shift in the portfolio mix to larger loans and an increase in the amount of accounts 60 days or more past due, which are no longer accruing revenue. The percentage of loans outstanding that represent larger loans including sales finance loans increased from 39.2% at March 31, 2014 to 40.5% at March 31, 2015.

Insurance commissions and other income increased by $10.4 million, or 13.8%, over the two fiscal years. Insurance commissions decreased by $2.6 million, or 5.1%, when comparing the two fiscal periods due to the decrease in loan volume mentioned above. Other income increased by $13.0 million, or 51.8%, when comparing the two fiscal periods. This increase resulted primarily from the sale of approximately $16.0 million of charged off accounts, partially offset by a decrease in the sales of WCBC of $1.4 million, a decrease in the sales of motor club of $915,000, and decreased revenue from Paradata of $309,000. The Company decided in the second quarter of fiscal 2015 to wind down the WCBC product. As of March 31, 2015, the Company is no longer financing the purchase of products through the program. The Company will continue to service all outstanding retail installment sales contracts. The WCBC product contributed $2.4 million to other income during fiscal 2015 and $3.9 million for fiscal 2014. The WCBC loans contributed $2.0 million to interest and fees and resulted in net charge-offs of $3.2 million for the year ended March 31, 2015 and $2.3 million and $4.1 million, respectively, for the year ended March 31, 2014.

The provision for loan losses during fiscal 2015 decreased by $7.7 million, or 6.1%, from the previous year. This decrease resulted from a decrease in the amount of loans charged off and a decrease in the general reserve associated with slower growth during fiscal 2015 partially offset by an increase in accounts 91 days or more past due. Net charge-offs for fiscal 2015 amounted to $110.6 million, a 10.1% decrease from the $123.0 million charged off during fiscal 2014. Accounts that were 60 days or more past due were 4.3% and 3.0% on a recency basis, and were 7.0% and 5.3% on a contractual basis at March 31, 2015 and March 31, 2014. The increase in accounts contractually delinquent was primarily due to the change in branch level incentives discussed in the second quarter of fiscal 2015. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.1% at March 31, 2015. During fiscal 2015, the Company has also had a decrease in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans decreased from 14.7% during fiscal 2014 to 12.9% during fiscal 2015. The net charge-off ratio benefited from the change in branch level incentives mentioned above. We estimate the net charge-off ratio would have been approximately 14.1% for 2015 excluding the impact of the change. Fiscal 2014 charge-off ratio of 14.7% and the estimated fiscal 2015 charge-off ratio of 14.1% are in line with historical levels.

General and administrative expenses during fiscal 2015 increased by $10.8 million, or 3.8%, over fiscal 2014. Of the total increase, approximately $5.0 million related to personnel expense, the majority of which was attributable to the year-over-year increase in our branch network, normal merit increases to employees, increased health insurance costs, and incentive costs. General and administrative expenses, when divided by average open branches, decreased slightly when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 47.9% in fiscal 2015 from 46.9% in fiscal 2014, respectively.

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

CFPB Proposed Rulemaking Initiative

On March 26, 2015, the CFPB announced that it was considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. We believe the CFPB’s “longer-term” credit proposals seek to address a concern that consumers suffer harm if lenders fail to underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The Company currently estimates that the amount of such vehicle-secured loans in its loan portfolio as of March 31, 2016 are approximately 13% of its total number of loans and approximately 20% of its portfolio by gross loan balance. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require lenders to verify income, “major financial obligations” and borrowing history. Lenders would also be required determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing the borrower: (i) was delinquent or had recently been delinquent on an outstanding loan; (ii) stated or indicated an inability to make a scheduled payment or that the loan was causing financial distress; (iii) is allowed to skip a payment or pays a smaller amount than a payment that would have been due on the loan, unless the refinancing provides a substantial amount of cash to the consumer; or (iv) is in default on the outstanding loan. To overcome this presumption of inability to repay, the lender would have to verify a change in the borrower’s circumstances to indicate an ability to repay the additional extension of credit. These proposals are subject to several procedural requirements and to possible change before any final rules would be issued and implemented and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

Military Lending Act

In July 2015, the Department of Defense (the “DoD”) amended its existing regulation that implements the Military Lending Act (the “MLA”). The final rule prohibits creditors from extending consumer credit if the Military Annual Percentage Rate or MAPR exceeds 36%. The rule covers both members of the armed forces and their dependents (“covered borrowers”). In addition, creditors must check a database maintained by the DoD before entering into an agreement with a covered borrower, provide both oral and written disclosures, including the MAPR, and must not require arbitration in agreements with covered borrowers. See Part I, Item 1A,“Risk Factors,” for more information regarding this regulatory and related risks. The Company is considering the impact of the MLA requirements to decide if military lending is feasible and profitable to continue in the future.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the Internal Revenue Service or by state or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2016, 2015, and 2014:

	At March 31,
	2016	2015	2014
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$27,082	$26,028	$30,607
91 days or more past due	48,495	51,133	28,663
Total	$75,577	$77,161	$59,270
Percentage of period-end gross loans receivable	7.1%	7.0%	5.3%

When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more were 6.4% at March 31, 2016. Our payroll deduct loans in Mexico are installment loans to union members where we have an agreement with the union to deduct the loan payment from the member's payroll and remit it on the members behalf to the Company. The additional administrative process, which is unique to the payroll deduct product, often results in a higher level of contractual delinquencies. However, the historical net charge-offs to average net loans are lower than the overall Company ratio. The payroll deduct loans have increased from 44.8% of our Mexican portfolio at March 31, 2015 to 54.0% at March 31, 2016.

In fiscal 2016 approximately 81.5% of the Company’s loans, based on accounts, were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2016, 2015, and 2014, the percentages of the Company’s loan originations that were refinancings of existing loans were 69.4%, 71.5%, and 73.5%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2016 and 2015, delinquent refinancings represented 1.4% and 1.6%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2016:

	Loan Volume by Category (by No. of Accounts)	Percent of Total Charge-offs (by No. of Accounts)	Charge-off as a Percent of Total Loans Made by Category (by No. of Accounts)
Refinancing	69.4%	69.3%	6.5%
Former borrowers	12.1%	8.2%	5.4%
New borrowers	18.5%	22.5%	13.7%
	100.0%	100.0%

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
The general reserve is 4.25% of the gross loan portfolio. The specific reserve generally represents 100% of all loans 91 days or more past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt loans is remote.
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
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. The Company's delinquencies and net charge-off ratios were significantly impacted during fiscal 2015 by a change to the branch level incentive plan that became effective July 1, 2014. The change allows managers to continue collection efforts on accounts that are 91 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 91 days or more past due and lower charge-offs during fiscal 2016. Also, we believe charge-offs during fiscal 2016 were negatively impacted by ceasing all in-person visits to delinquent borrowers in December 2015. The Company's historical annual charge-off rate for the past 10 years has ranged from 12.9% to 16.7% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 13 months and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 8 months of average net charge-offs at March 31, 2016. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
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
The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2016, 2015, and 2014:

	2016	2015	2014
Balance at beginning of period	$70,437,988	$63,254,940	59,980,842
Provision for loan losses	123,598,318	118,829,863	126,575,392
Loan losses	(141,758,366)	(126,093,332)	(137,307,358)
Recoveries	18,196,110	15,467,059	14,287,889
Translation adjustment	(908,246)	(1,020,542)	(281,825)
Balance at end of period	$69,565,804	$70,437,988	63,254,940

Allowance as a percentage of loans receivable, net of unearned and deferred fees	9.0%	8.7%	7.8%
Net charge-offs as a percentage of average loans receivable (1)	14.8%	12.9%	14.7%
_______________________________________________________

(1)	Average loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2016 and 2015.

	At or for the Three Months Ended
	2016				2015
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$137,225	$136,412	$139,696	$144,143	$145,926	$148,185	$148,704	$167,398
Provision for loan losses	$26,228	$37,557	$35,441	$24,373	$30,893	$36,161	$38,293	$13,483
General and administrative expenses	$67,568	$63,436	$71,580	$66,555	$73,325	$71,677	$75,639	$71,410
Net income	$23,632	$19,187	$14,751	$29,826	$22,556	$21,274	$18,489	$48,515

Gross loans receivable	$1,150,669	$1,162,836	$1,219,209	$1,066,964	$1,164,368	$1,194,040	$1,262,618	$1,110,145
Number of branches open	1,331	1,346	1,350	1,339	1,271	1,293	1,314	1,320

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data. Note 1- Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock.  As the Company's gross loans receivable increased from $875.0 million at March 31, 2011 to $1,067.0 million at March 31, 2016, net cash provided by operating activities for fiscal years 2016, 2015 and 2014 was $206.1 million, $241.9 million and $246.0 million, respectively.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility now requires the Company to obtain prior written consent from our lenders holding at least 66-2/3% of the aggregate commitments before repurchasing additional shares.

The Company plans to open or acquire at least 15 branches in the United States and 10 branches in Mexico during fiscal 2017.  Expenditures by the Company to open and furnish new branches averaged approximately $27,000 per branch during fiscal 2016.  New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During fiscal 2016 the Company opened 37 new branches and merged 18 branches into existing ones.

The Company completed one acquisition of receivables during fiscal 2016. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company currently has a $500.0 million revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $1.5 million letter of credit subfacility. The credit facility was amended in June of 2015 to extend its term through June 15, 2017. As amended, the current aggregate commitments will reduce from $500 million to $400 million on March 31, 2017. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time, in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%. For the year ended March 31, 2016, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.6%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2016, $374.7 million was outstanding under this facility, and there was $123.8 million of unused borrowing availability under the borrowing base limitations.

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

The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2016 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

The following table summarizes the Company’s contractual cash obligations by period (in thousands):

	Fiscal Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Maturities of notes payable	$—	$374,685	$—	$—	$—	$—	$374,685
Interest payments	18,734	3,903	—	—	—	—	22,637
Minimum lease payments	23,765	15,210	7,556	2,202	699	421	49,853
Total	$42,499	$393,798	$7,556	$2,202	$699	$421	$447,175

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

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of March 31, 2016, the Company had $11.5 million in aggregate board-approved outstanding stock repurchase authorizations. As of March 31, 2016 our debt outstanding was $374.7 million and our shareholders' equity was $391.9 million resulting in a debt-to-equity ratio of 1.0:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Interest Rate Risk

As of March 31, 2016, the Company’s financial instruments consisted of the following:  cash and cash equivalents, loans receivable, and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months.  Given the short-term nature of these loans, they are continually repriced at current market rates.   The Company’s outstanding debt under its revolving credit facility was $374.7 million at March 31, 2016.  Interest on borrowings under this facility is based on the rate of LIBOR plus 4.0% with a minimum rate of 5.0%

Based on the outstanding balance at March 31, 2016, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company has operated branches in Mexico since September 2005, where its local businesses utilize the Mexican peso as their functional currency.  The Consolidated Financial Statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  Revenues from our non-U.S. operations accounted for approximately 7.6% and 8.6% of total revenues during the twelve month periods ended March 31, 2016 and 2015, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2016 was a loss of approximately $8.0 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $51.3 million and $56.4 million at March 31, 2016 and 2015, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2016
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$771,643,968	$776,305,180	$782,002,237
% change from base amount	(0.60)%	—	0.73%
$ change from base amount	$(4,661,212)	$—	$5,697,057
	As of March 31, 2015
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$807,613,770	$812,742,678	$819,011,335
% change from base amount	(0.63)%	—	0.77%
$ change from base amount	$(5,128,908)	$—	$6,268,657

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2016
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$87,027,224	$87,395,557	$87,845,742
% change from base amount	(0.42)%	—	0.52%
$ change from base amount	$(368,333)	$—	$450,185
	As of March 31, 2015
Foreign exchange spot rate, US Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$110,113,519	$110,833,458	$111,713,385
% change from base amount	(0.65)%	—	0.79%
$ change from base amount	$(719,939)	$—	$879,927

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$12,377,024	38,338,935
Gross loans receivable	1,066,964,342	1,110,145,082
Less:
Unearned interest, insurance and fees	(290,659,162)	(297,402,404)
Allowance for loan losses	(69,565,804)	(70,437,988)
Loans receivable, net	706,739,376	742,304,690
Property and equipment, net	25,296,913	25,906,507
Deferred income taxes, net	38,130,982	37,345,605
Other assets, net	14,636,573	12,749,771
Goodwill	6,121,458	6,121,458
Intangible assets, net	2,916,537	3,363,753
Total assets	$806,218,863	866,130,719

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	374,685,000	501,150,000
Income taxes payable	8,258,642	18,204,186
Accounts payable and accrued expenses	31,373,640	31,208,814
Total liabilities	414,317,282	550,563,000

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,812,250 and 8,969,948 shares at March 31, 2016 and March 31, 2015, respectively	—	—
Additional paid-in capital	138,835,064	141,864,764
Retained earnings	276,000,862	188,605,305
Accumulated other comprehensive loss	(22,934,345)	(14,902,350)
Total shareholders' equity	391,901,581	315,567,719
Commitments and contingencies

Total liabilities and shareholders' equity	$806,218,863	866,130,719

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015	2014
Revenues:
Interest and fee income	$495,133,436	$524,277,341	$523,770,049
Insurance income, net and other income	62,342,271	85,935,535	75,493,350
Total revenues	557,475,707	610,212,876	599,263,399

Expenses:
Provision for loan losses	123,598,318	118,829,863	126,575,392
General and administrative expenses:
Personnel	169,573,039	192,419,147	187,444,744
Occupancy and equipment	44,460,905	41,716,893	38,879,460
Advertising	16,863,076	17,299,665	16,062,076
Amortization of intangible assets	528,747	723,071	1,057,620
Other	37,713,908	39,892,743	37,804,532
Total general and administrative expenses	269,139,675	292,051,519	281,248,432

Interest expense	26,849,250	23,301,156	21,195,370
Total expenses	419,587,243	434,182,538	429,019,194

Income before income taxes	137,888,464	176,030,338	170,244,205
Income taxes	50,492,907	65,196,880	63,636,273
Net income	$87,395,557	$110,833,458	$106,607,932

Net income per common share:
Basic	$10.12	$12.12	$9.80
Diluted	$10.05	$11.90	$9.60

Weighted average common shares outstanding:
Basic	8,636,269	9,146,003	10,876,557
Diluted	8,692,191	9,316,629	11,105,710

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2016	2015	2014
Net income	$87,395,557	110,833,458	106,607,932
Foreign currency translation adjustments	(8,031,995)	(10,796,224)	(3,687,809)
Comprehensive income	$79,363,562	100,037,234	102,920,123

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), net	Total Shareholders' Equity
Balances at March 31, 2013	$89,789,789	277,024,787	(418,317)	366,396,259

Proceeds from exercise of stock options (265,365 shares), including tax benefits of $2,867,621	13,662,510	—	—	13,662,510
Common stock repurchases (2,091,699 shares)	—	(190,536,775)	—	(190,536,775)
Restricted common stock expense under stock option plan, net of cancellations ($792,073)	5,234,480	—	—	5,234,480
Stock option expense	9,678,724	—		9,678,724
Other comprehensive loss	—	—	(3,687,809)	(3,687,809)
Net income	—	106,607,932	—	106,607,932

Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—	—	8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458

Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—		3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015	2014
Cash flow from operating activities:
Net income	$87,395,557	110,833,458	106,607,932

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	528,747	723,071	1,057,620
Amortization of debt issuance costs	2,769,596	418,847	373,441
Provision for loan losses	123,598,318	118,829,863	126,575,392
Depreciation	6,503,561	6,538,638	6,282,255
Loss (gain) on sale of property and equipment	1,401,391	(42,506)	—
Deferred income tax benefit	(785,377)	(3,831,417)	(4,098,193)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	(6,356,767)	15,968,637	14,913,204
Gain on sale of finance receivables, net of buybacks	(1,474,182)	(16,027,999)	—
Change in accounts:
Other assets, net	1,923,196	(1,060,038)	(360,471)
Income taxes payable	(9,945,544)	8,494,879	(4,420,347)
Accounts payable and accrued expenses	511,863	1,041,341	(967,249)
Net cash provided by operating activities	206,070,359	241,886,774	245,963,584
Cash flows from investing activities:
Increase in loans receivable, net	(93,980,511)	(116,921,675)	(157,149,864)
Net assets acquired from branch acquisitions, primarily loans	(92,097)	(1,516,149)	(774,549)
Increase in intangible assets from acquisitions	(81,531)	(463,345)	(281,436)
Purchases of property and equipment	(8,654,804)	(8,586,963)	(7,432,535)
Proceeds from sale of property and equipment	889,946	399,306	48,476
Proceeds from sale of loan receivable, net of buybacks	26,218	18,880,496	—
Net cash used in investing activities	(101,892,779)	(108,208,330)	(165,589,908)
Cash flow from financing activities:
Borrowings from senior notes payable	295,095,000	310,721,600	425,640,000
Payments on senior notes payable	(421,560,000)	(315,071,600)	(320,390,000)
Debt issuance costs associated with senior notes payable	(5,500,000)	(337,500)	(204,000)
Proceeds from exercise of stock options	3,248,685	6,540,848	10,794,889
Repurchase of common stock	—	(115,324,097)	(190,536,775)
Excess tax benefit from exercise of stock options	78,382	989,776	2,867,621
Net cash used in financing activities	(128,637,933)	(112,480,973)	(71,828,265)
Effects of foreign currency fluctuations on cash and cash equivalents	(1,501,558)	(2,428,219)	(601,093)
Net change in cash and cash equivalents	(25,961,911)	18,769,252	7,944,318
Cash and cash equivalents at beginning of year	38,338,935	19,569,683	11,625,365
Cash and cash equivalents at end of year	$12,377,024	38,338,935	19,569,683
Supplemental Disclosures:
Interest paid during the year	$23,811,210	22,714,147	19,922,148
Income taxes paid during the year	$62,530,594	61,027,849	67,404,899

 See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

The Company's accounting and reporting policies are in accordance with U.S. generally accepted accounting principles ("GAAP") and conform to general practices within the finance company industry.  The following is a description of the more significant of these policies used in preparing the Consolidated Financial Statements.

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

As of March 31, 2016, the Company operated 1,186 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, and Wisconsin.  Branches in the aforementioned states operate under one of the following names: Amicable Finance, Capitol Loans, Colonial Finance, Freeman Finance, General Credit, Local Loans, Midwestern Financial, Midwestern Loans, Personal Credit, People's Finance, World Acceptance, or World Finance. The Company also operated 153 branches in Mexico.  Branches in Mexico operate under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

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

At March 31, 2016 and 2015, the Company's Mexico operations accounted for approximately 8.2% and 8.1% of total consolidated assets. Total revenues for the years ended March 31, 2016, 2015 and 2014 were $42.2 million, $52.4 million, $50.6 million, which represented 7.6%, 8.6%, and 8.4% of consolidated revenues. Although, the Company's Mexico operations is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

ParaData provides data processing systems to 88 separate finance companies, including the Company.  At March 31, 2016 and 2015, ParaData had total assets of $1.6 million and $1.5 million, which represented less than 1% of total consolidated assets at each fiscal year end.  Total net revenues (system sales and support) for ParaData for the years ended March 31, 2016, 2015 and 2014 were $3.0 million, $2.1 million and $2.4 million, respectively, which represented less than 1% of consolidated revenue for each year.  Although ParaData is an operating segment under FASB ASC Topic 280, it does not meet the criteria to require separate disclosure.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2016 and 2015 the Company had $2.2 million and $1.1 million in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, Mississippi and Idaho.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2016, 2015 and 2014 the Company originated loans generally ranging up to $4,000, with terms of 42 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Gross loans receivable at March 31, 2016 and 2015 consisted of the following:

	2016	2015
Small loans	$637,826,581	661,635,284
Large loans	427,723,584	439,279,986
Sales finance loans	1,414,177	9,229,812
Total gross loans	$1,066,964,342	1,110,145,082

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

	Year Ended March 31, 2014
	As Reported	As Revised
Interest and fee income	542,155,900	523,770,049

Personnel expense	202,794,384	187,444,744
Other expense	40,840,744	37,804,532

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount that, in management's opinion, is adequate to provide for incurred losses inherent in the existing loan portfolio.  The Company charges against current earnings, as a provision for loan losses, amounts added to the allowance to maintain it at levels expected to cover probable incurred losses of principal.   When establishing the allowance for loan losses, the Company takes into consideration the growth of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors.

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

The general reserve is 4.25% of the gross loan portfolio. The specific reserve represents 100% of the gross loan balance of all loans 91 days or more days past due (151 days or more past due for payroll deduct loans) on a recency basis, including bankrupt accounts in that category.  This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt accounts is remote.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due (151 days or more past due for payroll deduct loans).  In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2016, bankrupt accounts that had not been charged off were approximately $5.5 million.  Bankrupt accounts 91 days or more past due are reserved at 100% of the gross loan balance.  The Company also considers accounts 91 days or more past due (151 days or more past due for payroll deduct loans) as impaired, and the accounts are reserved at 100% of the gross loan balance.

Delinquency is the primary credit quality indicator used to determine the credit quality of the Company's receivables (additional requirements from ASC 310-10 are disclosed in Note 2).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows:  buildings, 25 to 40 years; furniture and fixtures, 5 to 10 years; equipment, 3 to 7 years; and vehicles, 3 years.  Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease.  Additions to premises and equipment and major replacements or improvements are added at cost.  Maintenance, repairs, and minor replacements are charged to operating expense as incurred.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 12 to 23 years with a weighted average of approximately 16 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 2 to 5 years with a weighted average of approximately 5 years.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has three reporting units (US, Mexico and Paradata), and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any impairment charges for the fiscal year ended 2016, 2015, or 2014.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment related to additional facts and circumstances occurs.

Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with FASB ASC Topic 260.  Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.  Potential common stock included in the diluted EPS computation consists of stock options and restricted stock, which are computed using the treasury stock method.  See Note 11 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

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

At March 31, 2016, the Company had several share-based employee compensation plans, which are described more fully in Note 12.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2014, 2015, and 2016 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Share Repurchases

The Company's Board of Directors approved a stock repurchase program which authorizes us to repurchase common shares in the open market or in privately negotiated transactions at price levels we deem attractive. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2016, the Company has $11.5 million in aggregate remaining repurchase capacity under all of the Company’s outstanding repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorizations above have no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2016, the Company operated in fifteen states in the United States as well as in Mexico. For the years ended March 31, 2016, 2015 and 2014, total revenue within the Company's four largest states (Texas, Tennessee, Georgia, S. Carolina) accounted for approximately 53%, 54% and 58%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $16.9 million, $17.3 million and $16.1 million for fiscal years 2016, 2015 and 2014, respectively.

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

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Technical Corrections and Improvements

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the Company does not believe that this ASU will have a material effect on its consolidated financial statements.

Stock Compensation

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective transition for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospective for accounting related to recognition of excess tax benefits, and either a prospective or retrospective method for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2016, 2015, and 2014:

	2016	2015	2014
Balance at beginning of period	$70,437,988	63,254,940	59,980,842
Provision for loan losses	123,598,318	118,829,863	126,575,392
Loan losses	(141,758,366)	(126,093,332)	(137,307,358)
Recoveries	18,196,110	15,467,059	14,287,889
Translation adjustment	(908,246)	(1,020,542)	(281,825)
Balance at end of period	$69,565,804	70,437,988	63,254,940

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,560,322	—	4,560,322
Gross loans contractually delinquent	46,373,923	—	46,373,923
Loans not contractually delinquent and not in bankruptcy	—	1,016,030,097	1,016,030,097
Gross loan balance	50,934,245	1,016,030,097	1,066,964,342
Unearned interest and fees	(12,726,898)	(277,932,264)	(290,659,162)
Net loans	38,207,347	738,097,833	776,305,180
Allowance for loan losses	(33,840,839)	(35,724,965)	(69,565,804)
Loans, net of allowance for loan losses	$4,366,508	702,372,868	706,739,376

March 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,821,691	—	4,821,691
Gross loans contractually delinquent	48,262,853	—	48,262,853
Loans not contractually delinquent and not in bankruptcy	—	1,057,060,538	1,057,060,538
Gross loan balance	53,084,544	1,057,060,538	1,110,145,082
Unearned interest and fees	(13,115,117)	(284,287,287)	(297,402,404)
Net loans	39,969,427	772,773,251	812,742,678
Allowance for loan losses	(35,352,658)	(35,085,330)	(70,437,988)
Loans, net of allowance for loan losses	$4,616,769	737,687,921	742,304,690

The average net balance of impaired loans was $41.2 million, $36.3 million and $25.9 million respectively, for the years ended March 31, 2016, 2015 and 2014. It is not practicable to compute the amount of interest earned on impaired loans nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans are impaired.

The following is an assessment of the credit quality for the fiscal years indicated:

	March 31, 2016	March 31, 2015
Credit risk
Consumer loans- non-bankrupt accounts	$1,061,436,900	1,104,179,016
Consumer loans- bankrupt accounts	5,527,442	5,966,066
Total gross loans	$1,066,964,342	1,110,145,082

Consumer credit exposure
Credit risk profile based on payment activity, performing	$991,386,552	1,032,984,546
Contractual non-performing, 60 days or more delinquent (1)	75,577,790	77,160,536
Total gross loans	$1,066,964,342	1,110,145,082

Credit risk profile based on customer type
New borrower	$141,980,629	146,376,318
Former borrower	111,608,375	110,149,558
Refinance	793,913,695	829,661,427
Delinquent refinance	19,461,643	23,957,779
Total gross loans	$1,066,964,342	1,110,145,082

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	March 31, 2016	March 31, 2015	March 31, 2014
Contractual basis:
30-60 days past due	$40,094,824	43,663,540	37,713,414
61-90 days past due	27,082,385	26,027,649	30,607,515
91 days or more past due	48,495,405	51,132,887	28,662,747
Total	$115,672,614	120,824,076	96,983,676

Percentage of period-end gross loans receivable	10.8%	10.9%	8.7%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2016	March 31, 2015
Land	$576,977	576,977
Building and leasehold improvements	20,790,360	20,361,536
Furniture and equipment	45,008,085	43,901,426
	66,375,422	64,839,939
Less accumulated depreciation and amortization	(41,078,509)	(38,933,432)
Total	$25,296,913	25,906,507

Depreciation expense was approximately $6.5 million, $6.5 million and $6.3 million for the years ended March 31, 2016, 2015 and 2014, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$22,615,749	(19,759,253)	2,856,496	$22,539,218	(19,282,316)	3,256,902
Value assigned to non-compete agreements	8,354,643	(8,294,602)	60,041	8,349,643	(8,242,792)	106,851
Total	$30,970,392	(28,053,855)	2,916,537	$30,888,861	(27,525,108)	3,363,753

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $0.4 million for 2017; $0.4 million for 2018; $0.4 million for 2019; $0.3 million for 2020; $0.3 million for 2021; and an aggregate of $1.1 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2016 and 2015:

	2016	2015
Balance at beginning of year:
Goodwill	$6,146,851	5,992,520
Accumulated goodwill impairment losses	(25,393)	(25,393)

Goodwill acquired during the year	$—	154,331
Impairment losses	—	—
Balance at end of year:
Goodwill	$6,146,851	6,146,851
Accumulated goodwill impairment losses	(25,393)	(25,393)
Total	$6,121,458	6,121,458

The Company performed an annual impairment test during the fourth quarters of fiscal 2016 and 2015, and determined that none of the recorded goodwill was impaired.

(6)	Notes Payable

Senior Notes Payable Revolving Credit Facility

The Company's notes payable consist of a $500.0 million senior revolving credit facility with borrowings of $374.7 million outstanding on the borrowing facility and $1.5 million standby letters of credit related to workers compensation and surety bonds outstanding at March 31, 2016. To the extent that any letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of March 31, 2016, and they expire on December 31, 2016. The letters of credit are automatically extended for one year on the expiration date. The base credit facility will reduce from $500.0 million to $400 million on March 31, 2017.  Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum of 5.0%.  For the years ended March 31, 2016, 2015 and 2014 the Company’s effective interest rate, including the commitment fee, was 5.6%, 4.3%, and 4.4% respectively, and the unused amount available under the revolver at March 31, 2016 was $123.8 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2017.

Substantially all of the Company's assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

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

The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2016 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2016, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2016 were as follows:

2017	$—
2018	374,685,000
2019	—
2020	—
2021	—
Total future debt payments	$374,685,000

(7)	Insurance and Other Income

Insurance and other income for the years ending March 31, 2016, 2015 and 2014 consist of:

	2016	2015	2014
Insurance revenue	$43,346,884	47,822,485	50,379,798
Tax return preparation revenue	11,920,669	9,896,378	9,118,639
Auto club membership revenue	2,516,634	3,671,192	4,585,904
World Class Buying Club revenue	1,410	2,438,314	3,881,915
Net gain (loss) on sale of loans receivable	(1,572,536)	16,027,999	—
Other	6,129,210	6,079,167	7,527,094
Insurance and other income	$62,342,271	85,935,535	75,493,350

(8)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2016, 2015 and 2014:

	2016	2015	2014
Insurance premiums written	$6,197,928	6,804,275	7,241,274

Recoveries on claims paid	$1,125,524	1,128,347	1,086,381

Claims paid	$6,884,185	7,196,437	7,501,154

(9)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2016, are as follows:

2017	$23,764,717
2018	15,210,429
2019	7,556,497
2020	2,202,040
2021	699,024
Thereafter	421,465
Total future minimum lease payments	$49,854,172

Mexico commitments of approximately $85.4 million (MXN) were translated at the spot rate of $17.24.

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2016, 2015 and 2014, was approximately $27.1 million, $26.0 million and $23.9 million, respectively.

(10)Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2016
U.S. Federal	$44,781,123	(839,117)	43,942,006
State and local	4,866,596	169,985	5,036,581
Foreign	1,630,565	(116,245)	1,514,320
	$51,278,284	(785,377)	50,492,907

Year ended March 31, 2015
U.S. Federal	$61,284,205	(3,524,067)	57,760,138
State and local	6,112,487	(411,543)	5,700,944
Foreign	1,631,605	104,193	1,735,798
	$69,028,297	(3,831,417)	65,196,880

Year ended March 31, 2014
U.S. Federal	$59,218,428	(3,513,833)	55,704,595
State and local	6,679,439	(428,210)	6,251,229
Foreign	1,836,599	(156,150)	1,680,449
	$67,734,466	(4,098,193)	63,636,273

Income tax expense was $50,492,907, $65,196,880 and $63,636,273, for the years ended March 31, 2016, 2015 and 2014, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2016	2015	2014
Expected income tax	$48,260,962	61,610,618	59,585,472
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	3,273,778	3,705,614	4,063,299
Insurance income exclusion	—	(73,826)	(86,189)
Uncertain tax positions	1,624,865	1,914,990	3,001,452
State tax adjustment for amended returns	(370,659)	—	(1,937,724)
Foreign income adjustments	(257,873)	(1,453,438)	(1,487,116)
Other, net	(2,038,166)	(507,078)	497,079
	$50,492,907	65,196,880	63,636,273

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$27,116,483	27,337,684
Unearned insurance commissions	12,840,362	12,814,428
Accrued expenses primarily related to employee benefits	13,743,022	15,787,850
Reserve for uncollectible interest	1,192,215	1,103,603
Convertible notes	—	75,628
Other	259,822	915,468

Gross deferred tax assets	55,151,904	58,034,661
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	55,150,630	58,033,387

Deferred tax liabilities:
Fair value adjustment for loans receivable	(9,269,247)	(12,186,719)
Property and equipment	(2,945,625)	(4,079,130)
Intangible assets	(2,050,975)	(1,842,004)
Deferred net loan origination costs	(1,977,619)	(1,851,672)
Prepaid expenses	(776,182)	(728,257)
Gross deferred tax liabilities	(17,019,648)	(20,687,782)

Deferred income taxes, net	$38,130,982	37,345,605

The valuation allowance for deferred tax assets as of March 31, 2016, and 2015 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2016, and 2015 relates to the state of Colorado net operating losses in the amount of $54,318 which expire in 2025.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2016.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company's Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2016, the Company has determined that approximately $22.4 million of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested. At March 31, 2016, there was an unrecognized taxable temporary difference in the amount of $6.3 million related to investment in the Mexican subsidiaries.

As of March 31, 2016, 2015 and 2014, the Company had $10.7 million, $8.6 million and $6.4 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $8.2 million and $6.6 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2016, 2015 and 2014 are presented below:

	2016	2015	2014
Unrecognized tax benefit balance beginning of year	$7,621,327	5,810,712	2,785,091
Gross increases for tax positions of current year	783,265	2,209,048	3,533,497
Gross increases for tax positions of prior years	1,798,505	—	—
Federal and state tax settlements	—	—	—
Lapse of statute of limitations	(807,684)	(398,433)	(507,876)
Unrecognized tax benefit balance end of year	$9,395,413	7,621,327	5,810,712

At March 31, 2016, approximately $5.8 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2016 and 2015, the Company had $1,312,129 and $940,805 accrued for gross interest, respectively, of which $599,136, $474,484, and $379,417 represented the current period expense for the periods ended March 31, 2016, 2015, and 2014.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

(11)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$87,395,557	8,636,269	$10.12

Effect of dilutive securities options and restricted stock	—	55,922

Diluted EPS
Income available to common shareholders including dilutive securities	$87,395,557	8,692,191	$10.05

	For the year ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$110,833,458	9,146,003	$12.12

Effect of dilutive securities options and restricted stock	—	170,626

Diluted EPS
Income available to common shareholders including dilutive securities	$110,833,458	9,316,629	$11.90

	For the year ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$106,607,932	10,876,557	$9.80

Effect of dilutive securities options and restricted stock	—	229,153

Diluted EPS
Income available to common shareholders including dilutive securities	$106,607,932	11,105,710	$9.60

Options to purchase 825,505, 543,879 and 404,421 shares of common stock at various prices were outstanding during the years ended March 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company makes a matching contribution equal to 50% of the employees' contributions for the first 6% of gross pay.  The Company's expense under this plan was $1,453,468, $1,470,600 and $1,483,712, for the years ended March 31, 2016, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The SERP is an unfunded plan, and as such, there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009 the Company instituted a second Supplemental Executive Retirement Plan to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2016, 2015 and 2014, contributions of $1,796,998, $642,710 and $909,466, respectively, were charged to expense related to the SERP. The expense for the year ended March 31, 2014 was offset by the reversal of $904,138 of expense accrued for two executives who resigned during the year.  The unfunded liability was $8,886,195, $7,516,249 and $7,186,076, as of March 31, 2016, 2015 and 2014, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2016 and 2015 no executive had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the grant date of the option.  At March 31, 2016 there were a total of 444,251 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2016, 2015 and 2014 was $10.82, $34.50 and $43.80 per share, respectively.  This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2016	2015	2014
Dividend yield	0%	0%	0%
Expected volatility	41.41%	44.62%	53.91%
Average risk-free interest rate	1.38%	1.77%	1.51%
Expected life	5.0 years	6.1 years	5.4 years

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

Option activity for the year ended March 31, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,083,767	$69.15
Granted	112,400	28.45
Exercised	(89,403)	38.09
Forfeited	(129,741)	72.44
Expired	(26,372)	55.00
Options outstanding, end of period	950,651	$67.20	7.04	$1,518,235
Options exercisable, end of period	450,917	$67.96	6.02	$349,963

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2016.  This amount will change as the stock's market price changes.  The total intrinsic value of options exercised during the periods ended March 31, 2016, 2015 and 2014 was as follows:

2016	2015	2014
$2,445,011	$6,454,022	$13,844,546

As of March 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $9.8 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock

During fiscal 2016, the Company granted 69,950 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $28.11. One-third of these awards will vest on each anniversary of the grant date over the next three years.

During Fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During Fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of March 31, 2016 26,000 remain unvested and unforfeited. Group B awards will vest as follows, if the Company achieves the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

The Company determined that the the earnings per share targets associated with the Group B stock awards were not achievable during the measurement period which ends on March 31, 2017. Subsequently, the Compensation Committee of the Board of Directors amended the awards allowing 25% of the Group B awards to vest for certain officers. The officers were required to forfeit their remaining Group B shares as a part of the amendment. FASB Topic ASC 718 defines a grant modification as a change in any of the terms or conditions of a stock-based compensation award to include accelerated vesting. The Company determined that since the Group B awards would not have otherwise vested pre-modification, the accelerated vesting qualified as a Type III modification. The Company released approximately $9.7 million of compensation expense, including $2.9 million related to the Type III modification, during the year ended March 31, 2016 associated with the Group B awards.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized a net reduction in compensation expense of $8.0 million, and compensation expense of $8.1 million and $6.0 million for the years ended March 31, 2016, 2015 and 2014, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2016, there was approximately $1.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.5 years based on current estimates. In addition there was approximately $1.9 million of unrecognized compensation cost related to unvested performance-based restricted stock awards, which are not expected to vest based on current estimates. If these estimates change the $1.9 million could be expensed, accordingly, in future periods.

A summary of the status of the Company’s restricted stock as of March 31, 2016 and changes during the year ended March 31, 2016, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2015	433,750	$76.84
Granted during the period	69,950	28.11
Vested during the period	(133,580)	77.10
Forfeited during the period	(276,570)	76.55
Outstanding at March 31, 2016	93,550	$40.92

Total share-based compensation included as a component of net income during the years ended March 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,965,463	8,133,812	9,678,724
Share-based compensation related to restricted stock	(8,033,213)	8,138,643	6,026,553
Total share-based compensation related to equity classified awards	$(4,067,750)	16,272,455	15,705,277

(13)	Acquisitions

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business. Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases. All acquisitions have been from independent third parties.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2016, 2015 and 2014:

	2016	2015	2014
Number of business combinations	—	2	1
Number of asset purchases	1	3	6
Total acquisitions	1	5	7

Purchase price	$173,628	1,979,494	1,055,986
Tangible assets:
Loans receivable, net	92,097	1,512,149	773,049
Property and equipment	—	4,000	1,500
	92,097	1,516,149	774,549

Excess of purchase prices over carrying value of net tangible assets	$81,531	463,345	281,437

Customer lists	$76,531	284,014	175,598
Non-compete agreements	5,000	25,000	35,000
Goodwill	—	154,331	70,839

When the acquisition results in a new branch, the Company records the transaction as a business combination, since the branch acquired will continue to generate loans. The Company typically retains the existing employees and the branch location.  The purchase price is allocated to the estimated fair value of the tangible assets acquired and to the estimated fair value of the identified intangible assets acquired (generally non-compete agreements and customer lists).  The remainder is allocated to goodwill.  During the year ended March 31, 2016 the Company recorded zero acquisitions as business combinations.

When the acquisition is of a portfolio of loans only, the Company records the transaction as an asset purchase. In an asset purchase, no goodwill is recorded.  The purchase price is allocated to the estimated fair value of the tangible and intangible assets acquired.  During the year ended March 31, 2016, the Company recorded one acquisition as an asset acquisition.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2016		March 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$12,377,024	$12,377,024	$38,338,935	$38,338,935
Level 3 inputs
Loans receivable, net	706,739,376	706,739,376	742,304,690	742,304,690
LIABILITIES
Level 3 inputs
Senior notes payable	374,685,000	374,685,000	501,150,000	501,150,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and 2015.

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$137,225	136,412	139,696	144,143	145,926	148,185	148,704	167,398
Provision for loan losses	26,228	37,557	35,441	24,373	30,893	36,161	38,293	13,483
General and administrative expenses	67,568	63,436	71,580	66,555	73,325	71,677	75,639	71,410
Interest expense	5,472	7,269	7,149	6,959	5,564	6,026	6,038	5,673
Income tax expense	14,325	8,963	10,775	16,430	13,588	13,047	10,245	28,317
Net income	$23,632	19,187	14,751	29,826	22,556	21,274	18,489	48,515

Earnings per share:
Basic	$2.75	2.23	1.70	3.44	2.36	2.34	2.04	5.45
Diluted	$2.71	2.22	1.70	3.42	2.32	2.30	2.01	5.34

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

The Company has made NORA submissions to the CFPB's Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates.

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the “Edna Epstein Putative Class Action”), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB, (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company’s receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company’s common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys’ fees. The Company believes the complaint is without merit. On January 29, 2016, defendants moved to dismiss the second amended complaint. The Lead Plaintiff has filed a response in opposition, the Company filed a reply in further support of its motion to dismiss, and the Company’s motion to dismiss is currently pending before the Court. The time for the Company to respond to the Lead Plaintiff’s motion for class certification has not yet expired.

As previously disclosed, on July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. On September 21, 2015, another shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), asserting substantially similar claims on behalf of the Company against certain of our current and former officers and directors. On October 14, 2015, the Court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL). The plaintiffs subsequently filed an amended complaint, and the amended consolidated complaint alleges, among other things:

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

(viii)	that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements; and

(ix)	allegations similar to those made in connection with the Edna Epstein Putative Class Action described above.

The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. The defendants filed motions to dismiss the amended consolidated complaint on April 13, 2016. The time for the plaintiffs to respond to the defendants’ motions to dismiss has not yet expired.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2016.  Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2016 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

/s/ Janet Lewis Matricciani	/s/ John L. Calmes, Jr.
Janet Lewis Matricciani	John L. Calmes, Jr.
Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
World Acceptance Corporation:

We have audited the accompanying consolidated statement of operations, comprehensive income, shareholders’ equity, and cash flows of World Acceptance Corporation and subsidiaries (the Company) for the year ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of World Acceptance Corporation and subsidiaries for the year ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG
Greenville, South Carolina
June 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
World Acceptance Corporation

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation's and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 31, 2016 expressed an unqualified opinion on the effectiveness of World Acceptance Corporation ’s internal control over financial reporting.

/s/ RSM US LLP

Raleigh, North Carolina
June 1, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
World Acceptance Corporation and subsidiaries

We have audited World Acceptance Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. World Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, World Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and our report dated June 1, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Raleigh, North Carolina
June 1, 2016

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

Management assessed our internal control over financial reporting as of March 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Our independent registered public accounting firm, RSM US LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. RSM US LLP has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

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

Information contained under the captions “Election of Directors,” “Corporate Governance-Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Business Conduct and Ethics” and “Corporate Governance-Director Nominations” in the Proxy Statement is incorporated herein by reference in response to this Item 10.  The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption "Executive Officers of the Company."

Item 11.	Executive Compensation

Information contained under the captions “Corporate Governance--Compensation Committee Interlocks and Insider Participation” and "Executive Compensation" in the Proxy Statement, except for the information therein under the subcaption "Report of The Compensation and Stock Option Committee," which shall be deemed furnished, but not filed herewith, is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated by reference herein in response to this Item 12. The following table summarizes information regarding our equity compensation plans as of March 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	950,651	67.20	444,251
Equity compensation plans not approved by security holders	—	—	—
Total	950,651	67.20	444,251

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information contained under the Caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference in response to this Item 13.  Information contained under the captions “Corporate Governance-Director Independence,” “-Compensation and Stock Option Committee,” “-Nominating and Corporate Governance Committee” and “-Audit and Compliance Committee” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the Captions “Proposal III - Ratification of Appointment of Independent Registered Public Accounts-Audit Fees” and “-Audit Committee Pre-Approval Policies and Procedures” is incorporated by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(1)	The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm are filed herewith.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2016 and 2015

Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014

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

(3)	Exhibits

The following exhibits are filed as part of this report or, where so indicated, have been previously filed and are incorporated herein by reference.

Exhibit Number	Description	Filed Herewith or Previously Filed and Incorporated by Reference Previous Exhibit Number	Company Registration No. or Report
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	3.1	333-107426
3.2	Fourth Amended and Restated Bylaws of the Company	99.1	8-03-07 8-K
4.1	Specimen Share Certificate	4.1	33-42879
4.2	Articles 3, 4 and 5 of the Form of Company's Second Amended and Restated Articles of Incorporation (as amended)	3.1	333-107426
4.3	Article II, Section 9 of the Company’s Fourth Amended And Restated Bylaws	99.1	8-03-07 8-K
4.4	Amended and Restated Revolving Credit Agreement, dated September 17, 2010	10.1	9-21-10 8-K
4.5	First Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-1-11 8-K
4.6	Second Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-1-12 8-K
4.7	Third Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-12 8-K

4.8	Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	9-9-13 8-K
4.9	Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	3-19-14 8-K
4.1	Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	11-20-14 8-K
4.1	Seventh Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	4-7-15 8-K
4.1	Eighth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	5-8-15 8-K
4.1	Ninth Amendment to the Amended and Restated Revolving Credit Agreement dated September 17, 2010	10.1	6-24-15 8-K
4.1	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010	10.2	9-21-10 8-K
4.2	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)	10.3	9-21-10 8-K
4.2	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)	10.4	9-21-10 8-K
10.1+	Retirement Agreement dated September 30, 2015, by and between the Company and A. Alexander McLean III	99.1	10-1-15 8-K
10.2+	Employment Agreement of Javier Sauza, effective as of June 1, 2008	10.4	2009 10-K
10.3+	Securityholders' Agreement, dated as of September 19, 1991, between the Company and certain of its securityholders	10.5	33-42879
10.4+	Supplemental Income Plan	10.7	2000 10-K
10.5+	Second Amendment to the Company’s Supplemental Income Plan	10.2	12-31-07 10-Q
10.6+	Board of Directors Deferred Compensation Plan	10.6	2000 10-K
10.7+	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)	10.1	12-31-07 10-Q
10.8+	2002 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2002 Annual Meeting
10.9+	First Amendment to the Company’s 2002 Stock Option Plan	10.1	12-31-07 10-Q
10.10+	2005 Stock Option Plan of the Company	Appendix B	Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting
10.11+	First Amendment to the Company’s 2005 Stock Option Plan	10.1	12-31-07 10-Q
10.12+	The Company’s Executive Incentive Plan	10.6	1994 10-K
10.13+	The Company’s Retirement Savings Plan	4.1	333-14399
10.14+	The Company Retirement Savings Plan Fifth Amendment	10.1	12-31-08 10-Q
10.15+	Executive Deferral Plan	10.1	2001 10-K
10.16+	Second Amendment to the Company’s Executive Deferral Plan	10.1	12-31-07 10-Q
10.17+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan	10.2	12-31-07 10-Q
10.18+	First Amended and Restated 2005 Executive Deferral Plan	10.2	12-31-07 10-Q
10.19+	Second Amended and Restated Company 2005 Supplemental Income Plan	10.2	12-31-07 10-Q

10.20+	2008 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting
10.21+	2009 Supplemental Income Plan	10.1	6-30-09 10-Q
10.22+	2011 Stock Option Plan of the Company	Appendix A	Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting
10.23+	Form of Stock Option Agreement	99.1	12-10-12 8-K
10.24+	Form of Restricted Stock Award Agreement (Group A)	99.2	12-10-12 8-K
10.25+	Form of Restricted Stock Award Agreement (Group B)	99.3	12-10-12 8-K
10.26+	Agreement between the Company and James Dan Walters, effective July 10, 2015.	99.1	7-15-15 8-K
10.27+	Form of Executive Restricted Stock Award Agreement dated October 1, 2015 between the Company and Janet Lewis Matricciani.	99.2	10-1-15 8-K
10.28+	Employment Agreement dated November 19, 2015, by and between the Company and Janet L. Matricciani.	10.1	11-24-15 8-K
10.29+	Employment Agreement dated November 19, 2015, by and between the Company and John L. Calmes, Jr.	10.2	11-24-15 8-K
10.30+	Form of Restricted Stock Award Agreement effective as of March 16, 2016 between the Company and each of Janet Lewis Matricciani and John L. Calmes, Jr.	10.1	3-22-16 8-K
10.31	Employment Agreement dated February 10, 2016, by and between the Company and Tara E. Bullock (formerly Tara E. Trantham).	*
14.0	Code of Ethics	14.0	2004 10-K
21.0	Schedule of the Company’s Subsidiaries	*
23.1	Consent of RSM US LLP	*
23.2	Consent of KPMG LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL:  (i) Consolidated Balance Sheets as of March 31, 2016 and March 31, 2015; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; and (vi) Notes to Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By:	/s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
	Date:	June 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Janet Lewis Matricciani		/s/ John L. Calmes, Jr.
Janet Lewis Matricciani		John L. Calmes, Jr.
Chief Executive Officer and a Director		Senior Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	June 1, 2016	Date:	June 1, 2016

/s/ Ken R. Bramlett, Jr.		/s/ James R. Gilreath
Ken R. Bramlett, Jr.		James R. Gilreath
Chairman of the Board of Directors and a Director		Director
Date:	June 1, 2016	Date:	June 1, 2016

/s/ Scott J. Vassalluzzo		/s/ Charles D. Way
Scott J. Vassalluzzo		Charles D. Way
Director		Director
Date:	June 1, 2016	Date:	June 1, 2016

/s/ Darrell Whitaker
Darrell Whitaker
Director
Date:	June 1, 2016