Form 10-Q
period 2016-06-30
WORLD ACCEPTANCE CORP
filed 2016-08-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The number of outstanding shares of the issuer’s no par value common stock as of July 29, 2016 was 8,790,480.

 WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to “fiscal 2017” are to the Company’s fiscal year ending March 31, 2017.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$10,123,775	12,377,024
Gross loans receivable	1,087,502,182	1,066,964,342
Less:
Unearned interest, insurance and fees	(302,092,006)	(290,659,162)
Allowance for loan losses	(71,993,060)	(69,565,804)
Loans receivable, net	713,417,116	706,739,376
Property and equipment, net	24,465,337	25,296,913
Deferred income taxes, net	39,339,204	38,130,982
Other assets, net	14,155,865	14,636,573
Goodwill	6,121,458	6,121,458
Intangible assets, net	2,806,483	2,916,537
Total assets	$810,429,238	806,218,863

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	360,360,000	374,685,000
Income taxes payable	18,413,353	8,258,642
Accounts payable and accrued expenses	26,879,157	31,373,640
Total liabilities	405,652,510	414,317,282
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,788,500 and 8,812,250 shares at June 30, 2016 and March 31, 2016, respectively	—	—
Additional paid-in capital	139,384,378	138,835,064
Retained earnings	292,618,816	276,000,862
Accumulated other comprehensive loss	(27,226,466)	(22,934,345)
Total shareholders' equity	404,776,728	391,901,581

Total liabilities and shareholders' equity	$810,429,238	806,218,863

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2016	2015
Revenues:
Interest and fee income	$114,044,807	122,838,572
Insurance income, net and other income	13,035,289	14,386,210
Total revenues	127,080,096	137,224,782

Expenses:
Provision for loan losses	32,014,277	26,228,009
General and administrative expenses:
Personnel	41,995,857	43,219,745
Occupancy and equipment	10,502,155	10,392,735
Advertising	2,351,145	3,168,113
Amortization of intangible assets	110,055	140,289
Other	7,989,293	10,647,159
Total general and administrative expenses	62,948,505	67,568,041

Interest expense	5,586,319	5,471,996
Total expenses	100,549,101	99,268,046

Income before income taxes	26,530,995	37,956,736

Income taxes	9,913,041	14,324,685

Net income	$16,617,954	23,632,051

Net income per common share:
Basic	$1.91	2.75
Diluted	$1.89	2.71

Weighted average common shares outstanding:
Basic	8,721,718	8,588,647
Diluted	8,770,374	8,711,960

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2016	2015
Net income	$16,617,954	$23,632,051
Foreign currency translation adjustments	(4,292,121)	(1,823,776)
Comprehensive income	$12,325,833	$21,808,275

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—	—	3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (6,000 shares), including tax expense of -$171,069	(4,212)	—	—	(4,212)
Restricted common stock expense under stock option plan	187,862	—	—	187,862
Stock option expense	365,664	—		365,664
Other comprehensive loss	—	—	(4,292,121)	(4,292,121)
Net income	—	16,617,954	—	16,617,954

Balances at June 30, 2016	$139,384,378	292,618,816	(27,226,466)	404,776,728

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2016	2015
Cash flow from operating activities:
Net income	$16,617,954	23,632,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	110,055	140,289
Amortization of debt issuance costs	703,721	219,582
Provision for loan losses	32,014,277	26,228,009
Depreciation	1,741,007	1,651,280
Loss (gain) on sale of property and equipment	39,885	(12,442)
Deferred income tax benefit	(1,607,396)	(294,549)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	553,526	(3,696,045)
Gain on sale of loans receivable, net of buybacks	—	(1,795,432)
Change in accounts:
Other assets, net	1,355,205	(147,324)
Income taxes payable	10,190,089	582,763
Accounts payable and accrued expenses	(5,996,755)	(2,850,047)
Net cash provided by operating activities	55,721,568	43,658,135
Cash flows from investing activities:
Increase in loans receivable, net	(42,167,594)	(49,818,408)
Proceeds from sale of loans receivable, net of buybacks	—	1,952,125
Purchases of property and equipment	(1,390,712)	(1,622,083)
Proceeds from sale of property and equipment	172,027	81,551
Net cash used in investing activities	(43,386,279)	(49,406,815)
Cash flow from financing activities:
Borrowings from senior notes payable	55,875,000	72,200,000
Payments on senior notes payable	(70,200,000)	(84,400,000)
Debt issuance costs associated with senior notes payable	—	(5,500,000)
Proceeds from exercise of stock options	166,857	2,339,313
Excess tax (expense) benefit from exercise of stock options	(171,069)	236,159
Net cash used in financing activities	(14,329,212)	(15,124,528)
Effects of exchange-rate changes on cash and cash equivalents	(259,326)	(254,957)
Net change in cash and cash equivalents	(2,253,249)	(21,128,165)
Cash and cash equivalents at beginning of period	12,377,024	38,338,935
Cash and cash equivalents at end of period	$10,123,775	17,210,770

Supplemental Disclosures:
Interest paid during the period	4,944,649	5,164,502
Income taxes paid during the period	1,501,419	13,803,056

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2016, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2016, and the results of operations and cash flows for the periods ended June 30, 2016 and 2015, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2016, included in the Company’s 2016 Annual Report to Shareholders.

NOTE 2 – SUMMARY OF SIGNIFICANT POLICIES

Nature of Operations

The Company is a small-loan consumer finance company headquartered in Greenville, South Carolina that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit.  In U.S. branches, the Company offers income tax return preparation services to its loan customers and other individuals.

Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand generally occurs from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances remain relatively level during the remainder of the year. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results for the Company's third fiscal quarter are generally lower than in other quarters and operating results for its fourth fiscal quarter are generally higher than in other quarters.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-03, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented on the balance sheet as an asset. ASU 2015-03 and 2015-15 were adopted April 1, 2016 with no impact on our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The Company also considers its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2016		March 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$10,123,775	$10,123,775	$12,377,024	$12,377,024
Level 3 inputs
Loans receivable, net	713,417,116	713,417,116	706,739,376	706,739,376
LIABILITIES
Level 3 inputs
Senior notes payable	360,360,000	360,360,000	374,685,000	374,685,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2016 or March 31, 2016.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	June 30, 2016	March 31, 2016	June 30, 2015
Small loans	$656,868,824	637,826,581	695,861,419
Large loans	429,849,838	427,723,584	448,157,435
Sales finance receivables	783,520	1,414,177	6,649,816
Total gross loans	$1,087,502,182	1,066,964,342	1,150,668,670

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2016	2015
Balance at beginning of period	$69,565,804	70,437,988
Provision for loan losses	32,014,277	26,228,009
Loan losses	(32,694,842)	(29,875,432)
Recoveries (1)	3,722,398	5,374,848
Translation adjustment	(614,577)	(205,444)
Balance at end of period	$71,993,060	71,959,969

(1) Recoveries during the three months ended June 30, 2015 included $1.8 million of recoveries resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,849,868	—	4,849,868
Gross loans contractually delinquent	46,926,272	—	46,926,272
Loans not contractually delinquent and not in bankruptcy	—	1,035,726,042	1,035,726,042
Gross loan balance	51,776,140	1,035,726,042	1,087,502,182
Unearned interest and fees	(12,655,577)	(289,436,429)	(302,092,006)
Net loans	39,120,563	746,289,613	785,410,176
Allowance for loan losses	(34,476,814)	(37,516,246)	(71,993,060)
Loans, net of allowance for loan losses	$4,643,749	708,773,367	713,417,116

March 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,560,322	—	4,560,322
Gross loans contractually delinquent	46,373,923	—	46,373,923
Loans not contractually delinquent and not in bankruptcy	—	1,016,030,097	1,016,030,097
Gross loan balance	50,934,245	1,016,030,097	1,066,964,342
Unearned interest and fees	(12,726,898)	(277,932,264)	(290,659,162)
Net loans	38,207,347	738,097,833	776,305,180
Allowance for loan losses	(33,840,839)	(35,724,965)	(69,565,804)
Loans, net of allowance for loan losses	$4,366,508	702,372,868	706,739,376

June 30, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,692,823	—	4,692,823
Gross loans contractually delinquent	47,139,095	—	47,139,095
Loans not contractually delinquent and not in bankruptcy	—	1,098,836,752	1,098,836,752
Gross loan balance	51,831,918	1,098,836,752	1,150,668,670
Unearned interest and fees	(12,820,008)	(301,349,989)	(314,169,997)
Net loans	39,011,910	797,486,763	836,498,673
Allowance for loan losses	(34,518,532)	(37,441,437)	(71,959,969)
Loans, net of allowance for loan losses	$4,493,378	760,045,326	764,538,704

The average net balance of impaired loans was $38.7 million and $39.5 million, respectively, for the three month periods ended June 30, 2016, and 2015. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	June 30, 2016	March 31, 2016	June 30, 2015
Credit risk
Consumer loans- non-bankrupt accounts	$1,081,650,322	1,061,436,900	1,145,206,726
Consumer loans- bankrupt accounts	5,851,860	5,527,442	5,461,944
Total gross loans	$1,087,502,182	1,066,964,342	1,150,668,670

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,011,083,612	991,386,552	1,076,373,327
Contractual non-performing, 60 or more days delinquent (1)	76,418,570	75,577,790	74,295,343
Total gross loans	$1,087,502,182	1,066,964,342	1,150,668,670

Credit risk profile based on customer type
New borrower	$137,421,921	141,980,629	141,644,702
Former borrower	121,314,533	111,608,375	126,619,807
Refinance	810,003,062	793,913,695	857,726,825
Delinquent refinance	18,762,666	19,461,643	24,677,336
Total gross loans	$1,087,502,182	1,066,964,342	1,150,668,670

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	June 30, 2016	March 31, 2016	June 30, 2015
Contractual basis:
30-59 days past due	$42,599,938	40,094,824	41,190,574
60-89 days past due	27,460,571	27,082,385	24,566,924
90 days or more past due	48,957,999	48,495,405	49,728,419
Total	$119,018,508	115,672,614	115,485,917

Percentage of period-end gross loans receivable	10.9%	10.8%	10.0%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2016	2015
Basic:
Weighted average common shares outstanding (denominator)	8,721,718	8,588,647

Diluted:
Weighted average common shares outstanding	8,721,718	8,588,647
Dilutive potential common shares stock options	48,656	123,313
Weighted average diluted shares outstanding (denominator)	8,770,374	8,711,960

Options to purchase 804,955 and 415,372 shares of common stock at various prices were outstanding during the three months ended June 30, 2016 and 2015 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At June 30, 2016, there were a total of 514,794 shares available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their grant date fair values. The impact of forfeitures that may occur prior to vesting must also be estimated and considered in the amount recognized. The Company has applied the Black-Scholes valuation model in determining the grant date fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on historical experience and future expectations.

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2016 and 2015 was $21.64 and $32.05, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2016	2015
Dividend Yield	—%	—%
Expected Volatility	56.18%	37.64%
Average risk-free rate	1.37%	1.65%
Expected Life	5.9 years	6.0 years

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

Option activity for the three months ended June 30, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	950,651	$67.20
Granted during period	600	41.22
Exercised during period	(6,000)	27.81
Forfeited during period	(30,773)	67.52
Expired during period	(12,600)	70.23
Options outstanding, end of period	901,878	$67.39	6.79	$2,484,399
Options exercisable, end of period	433,477	$68.48	5.78	$591,213

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2016.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended June 30, 2016 and 2015 was as follows:

	June 30, 2016	June 30, 2015
Three months ended	$87,477	$1,953,575

As of June 30, 2016, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $8.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock

So far during fiscal 2017, the Company has granted 2,400 shares of restricted stock (which are equity classified), to one executive officer, with a grant date weighted average fair value of $43.49 per share. One-third of these awards will vest on each anniversary of the grant date over the next three years.

During fiscal 2016, the Company granted 69,950 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $28.11 per share. One-third of these awards will vest on each anniversary of the grant date over the next three years.

During fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of June 30, 2016, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

The Company determined that the earnings per share targets associated with the Group B stock awards were not achievable during the measurement period which ends on March 31, 2017. Subsequently, the Compensation and Stock Option Committee of the Board of Directors amended the awards allowing 25% of the Group B awards to vest for certain officers. The officers were required to forfeit their remaining Group B shares as a part of the amendment. FASB Topic ASC 718 defines a grant modification as a change in any of the terms or conditions of a stock-based compensation award to include accelerated vesting. The Company determined that since the Group B awards would not have otherwise vested pre-modification, the accelerated vesting qualified as a Type III modification. The Company released approximately $9.7 million of compensation expense, including $2.9 million related to the Type III modification, during the year ended March 31, 2016 associated with the Group B awards.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.2 million and a net reduction in compensation expense of $3.4 million for the three months ended June 30, 2016 and 2015, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2016, there was approximately $1.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2016, and changes during the three months ended June 30, 2016, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2016	93,550	$40.92
Granted during the period	2,400	43.49
Vested during the period	—	—
Forfeited during the period	(32,150)	65.06
Outstanding at June 30, 2016	63,800	$28.85

Total share-based compensation included as a component of net income during the three month periods ended June 30, 2016 and 2015 was as follows:

	Three months ended June 30,
	2016	2015
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	365,664	1,276,961
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	187,862	(3,409,820)
Total share-based compensation related to equity classified awards	553,526	(2,132,859)

NOTE 7 – ACQUISITIONS

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.  There were no acquisitions during the three months ended June 30, 2016 and 2015.

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

NOTE 8 – DEBT

At June 30, 2016 the Company's notes payable consist of a $500.0 million senior revolving credit facility with borrowings of $360.4 million outstanding and $1.5 million standby letters of credit related to workers compensation and surety bonds outstanding. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of June 30, 2016, and they expire on December 31, 2016. The Letters of Credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the three months ended June 30, 2016 and fiscal year ended March 31, 2016, the Company’s effective interest rate, including the commitment fee, was 6.0% and 5.6%, respectively, and the unused amount available under the revolver at June 30, 2016 was $138.1 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2017.

In July 2016, the credit facility was amended to, among other things, extend the term through June 15, 2018 and reduce the aggregate commitments to $460.0 million. The aggregate commitments will reduce from $460.0 million to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500.0 million.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2016, the Company has determined that approximately $1.4 million of cumulative undistributed net earnings of SWAC and approximately $20.0 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At June 30, 2016, there was an unrecognized taxable temporary difference in the amount of $2.6 million related to investment in the Mexican subsidiaries.

As of June 30, 2016 and March 31, 2016, the Company had $11.0 million and $10.7 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $8.4 million and $8.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2016, approximately $5.7 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2016, the Company had approximately $1.4 million accrued for gross interest, of which $130,118 was a current period-end expense for the three months ended June 30, 2016.

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

The Company’s effective income tax rate decreased slightly to 37.4% for the quarter ended June 30, 2016 compared to 37.7% for the prior year quarter.

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

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the "Edna Epstein Putative Class Action"), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint, as currently amended, alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company's receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company's common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys' fees. The Company believes the complaint is without merit. On November 16, 2015, the Lead Plaintiff filed a motion seeking to certify the action as a class action. The time for the Company to respond to the Lead Plaintiff’s motion for class certification has not yet expired. On January 29, 2016, defendants moved to dismiss the second amended complaint. The Lead Plaintiff has filed a response in opposition, the Company filed a reply in further support of its motion to dismiss, and the Company’s motion to dismiss is currently pending before the Court.

As previously disclosed, on July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of its current and former officers and directors. On September 21, 2015, another shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), asserting substantially similar claims on behalf of the Company against certain of its current and former officers and directors. On October 14, 2015, the Court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL). The plaintiffs subsequently filed an amended consolidated complaint, and the amended consolidated complaint alleges, among other things: (i) that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders regarding the Company’s loan growth, loan renewals, allowances for loan losses, revenue sources, revenue growth, compliance with GAAP, and the sufficiency of the Company’s internal controls and accounting procedures; (ii) that the defendants breached their fiduciary duties by failing to ensure that the Company maintained adequate internal controls; (iii) that the defendants breached their fiduciary duties by failing to exercise prudent oversight and supervision of the Company’s officers and other employees to ensure conformity with all applicable laws and regulations; (iv) that the defendants were unjustly enriched as a result of the compensation they received while allegedly breaching their fiduciary duties owed to the Company; (v) that the defendants wasted corporate assets by paying excessive compensation to certain of the Company’s executive officers, awarding self-interested stock options to certain of the Company’s officers and directors, incurring legal liability and legal costs to defend the defendants’ unlawful actions, and authorizing the repurchase of Company stock at artificially inflated prices; (vi) that certain of the defendants breached their fiduciary duty to the Company by selling shares of the Company’s stock at artificially inflated prices while in the possession of material, nonpublic information regarding the Company’s financial condition; (vii) that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s practices regarding loan renewals, loan modifications, and accounting for loans; (viii) that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose alleged material facts in the Company’s 2014 and 2015 proxy statements; and (ix) allegations similar to those made in connection with the Edna Epstein Putative Class Action described above. The amended consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. The defendants filed motions to dismiss the amended consolidated complaint on April 13, 2016. The plaintiffs filed responses in opposition, the defendants filed replies in further support of their motions to dismiss, and the defendants’ motions to dismiss the amended consolidated complaint are currently pending before the Court.

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

NOTE 11 – SUBSEQUENT EVENTS

Tenth Amendment to Amended and Restated Revolving Credit Facility

On July 12, 2016, World Acceptance Corporation (the “Company”) entered into a tenth amendment (the “Tenth Amendment”) to the Amended and Restated Revolving Credit Agreement, originally dated as of September 17, 2010 (as cumulatively amended, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Wells Fargo Bank, National Association (“Wells Fargo”), as successor Administrative Agent and successor Collateral Agent. The credit facility was amended to, among other things, extend the term through June 15, 2018 and reduce the aggregate commitments to $460 million. The aggregate commitments will reduce from $460.0 million to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500 million.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2016	2015
	(Dollars in thousands)
Average gross loans receivable ¹	$1,072,900	$1,127,524
Average net loans receivable ²	777,291	822,270
Expenses as a % of total revenue:
Provision for loan losses	25.2%	19.1%
General and administrative	49.5%	49.2%
Total interest expense	4.4%	4.0%
Operating income ³	25.3%	31.6%

Return on average assets (trailing 12 months)	9.3%	12.6%

Offices opened (merged) or acquired, net	(15)	11

Total offices (at period end)	1,324	1,331

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended June 30, 2016 versus three months ended June 30, 2015

Net income was $16.6 million for the three months ended June 30, 2016, a 29.7% decrease from the $23.6 million earned during the three months ended June 30, 2015.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $11.3 million, or 26.0%. Interest expense increased by $0.1 million, or 2.1%. Income tax expense decreased by $4.4 million, or 30.8%.

Total revenue decreased by $10.1 million, or 7.4%, to $127.1 million during the quarter ended June 30, 2016 from $137.2 million for the corresponding quarter of the previous year.

Interest and fee income for the quarter ended June 30, 2016 decreased by $8.8 million, or 7.2%, from the corresponding quarter of the previous year.  The decrease was due primarily to a corresponding decrease in average earning loans and an unfavorable move in exchange rates.

Insurance commissions and other income for the quarter ended June 30, 2016 decreased by $1.4 million, or 9.4%, from the corresponding quarter of the previous year.  Insurance commissions decreased by approximately $0.8 million, or 7.6%, during the three months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to the customer. Other income decreased by approximately $0.5 million, or 15.3%. The decrease in other income was primarily due to a decrease in ParaData sales revenue of approximately $0.5 million.

The provision for loan losses during the quarter ended June 30, 2016 increased by $5.8 million, or 22.1% from the corresponding quarter of the previous year. This increase is due primarily to net charge-offs increasing by $4.5 million. Net charge-offs as a percentage of average net loans on an annualized basis increased from 11.9% to 14.9% when comparing the two quarterly periods partially due to the Company's recording two sales of accounts previously charged-off during the quarter ending June 30, 2015. The sales, which totaled approximately $1.8 million, increased recoveries and, therefore, decreased net charge-offs in that period. There were no sales recorded in the current period. Net charge-offs excluding the impact of the charge-off sale were up $2.7 million. U.S. accounts that were 61 days or more past due increased to 4.6% and 6.2% on a recency and contractual basis, respectively, at June 30, 2016, compared to 4.2% and 5.8%, respectively, at June 30, 2015. On a consolidated basis, accounts that were 61 days or more past due increased to 4.8% and 7.0% on a recency and contractual basis, respectively, at June 30, 2016, compared to 4.4% and 6.5%, respectively, at June 30, 2015. As a result of the higher delinquencies, the Company's allowance for net loans has increased from 8.6% at June 30, 2015 to 9.2% at June 30, 2016.

General and administrative (G&A) expenses for the quarter ended June 30, 2016 decreased by $4.6 million, or 6.8% from the corresponding quarter of the previous year. G&A expense decreased primarily due to a decrease in personnel costs. The reduction in personnel costs was due, in part, to a decrease in the number U.S. field personnel, which decreased by approximately 8.9% when compared to the prior year quarter end. Personnel expenses also decreased by $1.2 million despite the prior year benefiting from the release of expense previously accrued under the Group B performance-based restricted stock awards. The release resulted in a decrease in personnel expense of approximately $3.4 million during the prior period. Personnel expense in the prior year also benefited from the net release of accruals related to resignation of a senior vice president and the retirement of the previous CEO. The net impact of the reversals on the prior year was $1.8 million.

Interest expense for the quarter ended June 30, 2016 increased by $0.1 million, or 2.1% from the corresponding quarter of the previous year. The increase in interest expense is due to an increase in the effective interest rate from 4.4% to 6.0% for the quarters ended June 30, 2015 and 2016, respectively. The increase was almost entirely offset by a 24.5% decrease in the average debt outstanding, from $484.7 million to $366.0 million for the quarters ended June 30, 2015 and 2016, respectively.

The Company’s effective income tax rate decreased slightly to 37.4% for the quarter ended June 30, 2016 compared to 37.7% for the prior year quarter.

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

The Company has made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2016 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

CFPB Proposed Rulemaking Initiatives

On June 2, 2016, the CFPB announced proposed rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. The CFPB’s “longer-term” credit proposals seek to address a concern that consumers suffer harm if lenders fail to reasonably underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require a lender to consider and verify the amount and timing of the consumer’s income, the consumer’s major financial obligations, and the consumer’s borrowing history prior to making a covered loan. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing: (i) the borrower was delinquent by more than seven days or had recently been delinquent on an outstanding loan within the past 30 days; (ii) the borrower stated or indicated an inability to make a scheduled payment within the past 30 days; (iii) the refinancing would result in the first scheduled payment to be due in a longer period of time than between the time of refinancing the loan and the next regularly scheduled payment on the outstanding loan; or (iv) the refinancing would not provide the consumer a disbursement of funds or an amount that would not substantially exceed the amount of payment due on the outstanding loan within 30 days of refinancing. To overcome this presumption of inability to repay, the lender would have to verify an improvement in the borrower’s financial capacity to indicate an ability to repay the additional extension of credit. These proposals are subject to possible change before any final rules would be issued and implemented and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

On May 5, 2016, the CFPB announced proposed rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB’s proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing operations. While the Company does use arbitration agreements, if the CFPB adopts a final rule as proposed, the Company expects to modify its contracts to conform to the rule. Such a change could lead to increased legal costs for the Company, but it should not otherwise materially affect the Company’s core business of making loans. However, any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact the Company’s business and operations.

See Part I, Item 1, “Business- Government Regulation-Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2016 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

New Mexico Rate Cap Bills

On January 26, 2016, members of the New Mexico House Business and Employment Commitment tabled measures that would have led to the introduction of a House Bill which would propose a 36% rate cap on all financial lending products. The Company, through its state and federal trade associations, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. The Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material, adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Description of Business-Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2016 for more information regarding these regulations and related risks.

Military Lending Act Regulations

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers,” which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Additionally, the Final Rule prohibits creditors from entering into any credit transactions with covered borrowers that use the title of a vehicle as security for the credit obligation. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. The Company believes the implementation of the Final Rule may adversely affect its operations, in that it may (i) require the Company to modify the consumer disclosures, and possibly the terms and conditions of its loan products offered to covered borrowers, and (ii) prevent the Company from offering some of its loan products to covered borrowers. Additionally, the Final Rule may adversely affect the cost and efficiency of processing loans, due to performing confirming database checks during the application phase, including refinancings, on a much greater number of loans, in order to effectively protect the Company from litigation related to “covered borrower” status determinations. These or other consequences of Final Rule could materially and adversely affect the Company’s business, results of operations, and financial condition.

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

Allowance for Loan Losses

The Company has developed processes and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.  The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” in the Company’s report on Form 10-K for the fiscal year ended March 31, 2016.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock at the time of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable increased from $972.7 million at March 31, 2012 to $1,067.0 million at March 31, 2016, net cash provided by operating activities for fiscal years 2016, 2015, 2014, 2013 and 2012 was $206.1 million, $241.9 million, $246.0 million, $232.0 million and $219.4 million, respectively.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, our amended credit facility now requires the Company to obtain prior written consent from our lenders holding at least 66-2/3% of the aggregate commitments before repurchasing additional shares.

The Company plans to open or acquire 15 branches in the United States and 10 branches in Mexico during fiscal 2017. Expenditures by the Company to open and furnish new offices averaged approximately $27,000 per branch during fiscal 2016. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the three months ended June 30, 2016, the Company opened 2 new branches and 17 branches were merged into existing branches.

The Company did not complete any acquisitions during the first three months of fiscal 2017. The Company may acquire new offices or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $1.5 million letter of credit subfacility. At June 30, 2016, the aggregate commitments under the credit facility were $500.0 million. In July 2016, the credit facility was amended to, among other things, extend the term through June 15, 2018 and reduce the aggregate commitments to $460 million. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the three months ended June 30, 2016, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 6.0%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On June 30, 2016, $360.4 million was outstanding under this facility, and there was $138.1 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $265.0 million through June 29, 2016 (which increased to $330.0 million thereafter), a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.75 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2016 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2016, including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

The Company's historical long-term profitability has demonstrated over many years our ability to generate excess cash flow from our operations. We have and intend to continue to use our cash flow and excess capital to repurchase shares, assuming we are able to obtain the required consent of our lenders and that the repurchased shares are accretive to earnings per share.

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of June 30, 2016, the Company had $11.5 million in aggregate board-approved outstanding stock repurchase authorizations. As of June 30, 2016 our debt outstanding was $360.4 million and our shareholders' equity was $404.8 million, resulting in a debt-to-equity ratio of 0.9:1.0.  Our first priority is to ensure we have enough capital to fund loan growth. We will also evaluate acquisition opportunities as they arise. To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.
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

Quarterly Information and Seasonality

See Note 2 to the unaudited Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

See Note 2 to the unaudited Consolidated Financial Statements.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead the Company to report further or unremediated material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the Fiscal year ended March 31, 2016 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC made from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2016, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $360.4 million at June 30, 2016.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at June 30, 2016, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.7 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 7.9% and 8.2% of total revenue during the three months ended June 30, 2016 and 2015, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2016 was a loss of approximately $4.3 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $58.7 million and $57.3 million at June 30, 2016 and 2015, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of June 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$780,070,651	$785,410,176	$791,936,232
% change from base amount	(0.68)%	—%	0.83%
$ change from base amount	$(5,339,525)	$—	$6,526,056

	As of June 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$831,289,751	$836,498,673	$842,865,168
% change from base amount	(0.62)%	—%	0.76%
$ change from base amount	$(5,208,922)	$—	$6,366,495

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$16,559,199	$16,617,954	$16,689,765
% change from base amount	(0.35)%	—%	0.43%
$ change from base amount	$(58,755)	$—	$71,811

	For the three months ended June 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$23,602,099	$23,632,051	$23,668,658
% change from base amount	(0.13)%	—%	0.15%
$ change from base amount	$(29,952)	$—	$36,607

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

Item 1A. Risk Factors

There have been no material changes; except for the updated risk factors listed below, to the risk factors previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

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

On June 2, 2016, the CFPB announced proposed rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. The CFPB’s “longer-term” credit proposals seek to address a concern that it is an abusive and unfair practice if lenders fail to reasonably underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require a lender to consider and verify the amount and timing of the consumer’s income, the consumer’s major financial obligations, and the consumer’s borrowing history prior to making a covered loan. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing: (i) the borrower was delinquent by more than seven days or had recently been delinquent on an outstanding loan within the past 30 days; (ii) the borrower stated or indicated an inability to make a scheduled payment within the past 30 days; (iii) the refinancing would result in the first scheduled payment to be due in a longer period of time than between the time of refinancing the loan and the next regularly scheduled payment on the outstanding loan; or (iv) the refinancing would not provide the consumer a disbursement of funds or an amount that would not substantially exceed the amount of payment due on the outstanding loan within 30 days of refinancing. To overcome this presumption of inability to repay, the lender would have to verify an improvement in the borrower’s financial capacity to indicate an ability to repay the additional extension of credit. These proposals are subject to possible change before any final rules would be issued and implemented and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

On May 5, 2016, the CFPB announced proposed rules to regulate the use of arbitration agreements in consumer financial products or services. The Dodd-Frank Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB’s proposal would apply to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. As specified, the proposal would affect arbitration agreements in two primary ways. First, it would require any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the proposal would require persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing operations. While the Company does use arbitration agreements, if the CFPB adopts a final rule as proposed, the Company expects to modify its contracts to conform to the rule. Such a change could lead to increased legal costs for the Company, but it should not otherwise materially affect the Company’s core business of making loans. However, any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact the Company’s business and operations.

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

The Company did not repurchase any of its common stock during the three months ended June 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description		Company Registration No. or Report if Incorporated by Reference	Exhibit No. of Previous Filing if Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		*	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		*	*
32.1	Section 1350 Certification of Chief Executive Officer		*	*
32.2	Section 1350 Certification of Chief Financial Officer		*	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended June 30, 2016, formatted in XBRL:		*	*
	(i)	Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016;
	(ii)	Consolidated Statements of Operations for the three months ended June 30, 2016 and June 30, 2015;
	(iii)	Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and June 30, 2015;
	(iv)	Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2016 and the three months ended June 30, 2016;
	(v)	Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 6 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	August 5, 2016

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	August 5, 2016