Form 10-Q
period 2016-09-30
WORLD ACCEPTANCE CORP
filed 2016-11-04
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

The number of outstanding shares of the issuer’s no par value common stock as of October 28, 2016 was 8,866,668.

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

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$16,255,288	12,377,024
Gross loans receivable	1,095,577,375	1,066,964,342
Less:
Unearned interest, insurance and fees	(305,079,767)	(290,659,162)
Allowance for loan losses	(76,421,311)	(69,565,804)
Loans receivable, net	714,076,297	706,739,376
Property and equipment, net	23,898,428	25,296,913
Deferred income taxes, net	41,890,996	38,130,982
Other assets, net	12,513,517	14,636,573
Goodwill	6,067,220	6,121,458
Intangible assets, net	2,696,588	2,916,537
Total assets	$817,398,334	806,218,863

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	360,586,200	374,685,000
Income taxes payable	10,114,291	8,258,642
Accounts payable and accrued expenses	28,881,662	31,373,640
Total liabilities	399,582,153	414,317,282
Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,792,680 and 8,812,250 shares at September 30, 2016 and March 31, 2016, respectively	—	—
Additional paid-in capital	140,180,792	138,835,064
Retained earnings	308,110,281	276,000,862
Accumulated other comprehensive loss	(30,474,892)	(22,934,345)
Total shareholders' equity	417,816,181	391,901,581

Total liabilities and shareholders' equity	$817,398,334	806,218,863

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Revenues:
Interest and fee income	$116,979,595	123,964,361	$231,024,402	246,802,933
Insurance income, net and other income	12,289,381	12,447,487	25,324,670	26,833,697
Total revenues	129,268,976	136,411,848	256,349,072	273,636,630

Expenses:
Provision for loan losses	35,870,744	37,557,136	67,885,021	63,785,145
General and administrative expenses:
Personnel	40,400,621	39,444,564	82,396,478	82,664,309
Occupancy and equipment	10,630,945	12,030,356	21,133,100	22,423,091
Advertising	4,092,610	3,411,428	6,443,755	6,579,541
Amortization of intangible assets	164,132	135,734	274,187	276,023
Other	8,167,480	8,414,180	16,156,773	19,061,339
Total general and administrative expenses	63,455,788	63,436,262	126,404,293	131,004,303

Interest expense	5,518,878	7,269,200	11,105,197	12,741,196
Total expenses	104,845,410	108,262,598	205,394,511	207,530,644

Income before income taxes	24,423,566	28,149,250	50,954,561	66,105,986

Income taxes	8,932,101	8,962,847	18,845,142	23,287,532

Net income	$15,491,465	19,186,403	$32,109,419	42,818,454

Net income per common share:
Basic	$1.78	2.23	$3.68	4.98
Diluted	$1.76	2.22	$3.65	4.93

Weighted average common shares outstanding:
Basic	8,727,238	8,621,388	8,724,493	8,605,107
Diluted	8,804,584	8,648,624	8,787,495	8,680,382

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net income	$15,491,465	19,186,403	$32,109,419	$42,818,454
Foreign currency translation adjustments	(3,248,426)	(5,561,964)	(7,540,547)	(7,385,740)
Comprehensive income	$12,243,039	13,624,439	$24,568,872	$35,432,714

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—	—	3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (10,180 shares), including tax expense of -$405,693	(60,560)	—	—	(60,560)
Restricted common stock expense under stock option plan	423,868	—	—	423,868
Stock option expense	982,420	—		982,420
Other comprehensive loss	—	—	(7,540,547)	(7,540,547)
Net income	—	32,109,419	—	32,109,419

Balances at September 30, 2016	$140,180,792	308,110,281	(30,474,892)	417,816,181

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2016	2015
Cash flow from operating activities:
Net income	$32,109,419	42,818,454
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	274,187	276,023
Amortization of debt issuance costs	1,286,147	964,354
Provision for loan losses	67,885,021	63,785,145
Depreciation	3,427,799	3,256,822
Loss on sale of property and equipment	114,527	1,367,394
Deferred income tax benefit	(4,457,510)	(1,817,232)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	1,406,288	(6,736,712)
Gain on sale of loans receivable, net of buybacks	—	(587,568)
Change in accounts:
Other assets, net	2,538,232	2,625,811
Income taxes payable	1,961,603	(16,627,033)
Accounts payable and accrued expenses	(3,812,136)	(5,034,829)
Net cash provided by operating activities	102,733,577	84,290,629
Cash flows from investing activities:
Increase in loans receivable, net	(81,447,989)	(91,153,672)
Proceeds from sale of loans receivable, net of buybacks	—	(961,674)
Net assets acquired from branch acquisitions, primarily loans	—	(92,097)
Increase in intangible assets from acquisitions	—	(81,531)
Purchases of property and equipment	(3,178,087)	(3,167,632)
Proceeds from sale of property and equipment	581,081	685,697
Net cash used in investing activities	(84,044,995)	(94,770,909)
Cash flow from financing activities:
Borrowings from senior notes payable	124,301,200	156,045,000
Payments on senior notes payable	(138,400,000)	(167,610,000)
Debt issuance costs associated with senior notes payable	(201,200)	(5,500,000)
Proceeds from exercise of stock options	345,133	2,339,314
Excess tax (expense) benefit from exercise of stock options	(405,693)	236,159
Net cash used in financing activities	(14,360,560)	(14,489,527)
Effects of exchange-rate changes on cash and cash equivalents	(449,758)	(811,178)
Net change in cash and cash equivalents	3,878,264	(25,780,985)
Cash and cash equivalents at beginning of period	12,377,024	38,338,935
Cash and cash equivalents at end of period	$16,255,288	12,557,950

Supplemental Disclosures:
Interest paid during the period	9,744,973	11,291,767
Income taxes paid during the period	21,747,421	41,502,850

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2016, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2016, and the results of operations and cash flows for the periods ended September 30, 2016 and 2015, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards Not Yet Adopted

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendment addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice:

•	Debt Prepayment or Debt Extinguishment Costs

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing

•	Contingent Consideration Payments Made after a Business Combination

•	Proceeds from the Settlement of Insurance Claims

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies

•	Distributions Received from Equity Method Investees

•	Beneficial Interests in Securitization Transactions

•	Separately Identifiable Cash Flows and Application of the Predominance Principle

For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2016		March 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$16,255,288	$16,255,288	$12,377,024	$12,377,024
Level 3 inputs
Loans receivable, net	714,076,297	714,076,297	706,739,376	706,739,376
LIABILITIES
Level 3 inputs
Senior notes payable	360,586,200	360,586,200	374,685,000	374,685,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2016 or March 31, 2016.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	September 30, 2016	March 31, 2016	September 30, 2015
Small loans	$670,925,676	637,826,581	707,579,913
Large loans	424,299,215	427,723,584	450,900,192
Sales finance receivables(1)	352,484	1,414,177	4,356,239
Total gross loans	$1,095,577,375	1,066,964,342	1,162,836,344

(1) The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$71,993,060	71,959,969	$69,565,804	70,437,988
Provision for loan losses	35,870,744	37,557,136	67,885,021	63,785,145
Loan losses	(34,724,133)	(32,452,762)	(67,418,975)	(62,328,194)
Recoveries (1)	3,743,900	3,890,945	7,466,298	9,265,793
Translation adjustment	(462,260)	(637,575)	(1,076,837)	(843,019)
Balance at end of period	$76,421,311	80,317,713	$76,421,311	80,317,713

(1) Recoveries during the three and six months ended September 30, 2015 included $0.3 million and $2.1 million, respectively, of recoveries resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,438,380	—	5,438,380
Gross loans contractually delinquent	50,928,815	—	50,928,815
Loans not contractually delinquent and not in bankruptcy	—	1,039,210,180	1,039,210,180
Gross loan balance	56,367,195	1,039,210,180	1,095,577,375
Unearned interest and fees	(13,587,281)	(291,492,486)	(305,079,767)
Net loans	42,779,914	747,717,694	790,497,608
Allowance for loan losses	(37,572,665)	(38,848,646)	(76,421,311)
Loans, net of allowance for loan losses	$5,207,249	708,869,048	714,076,297

March 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,560,322	—	4,560,322
Gross loans contractually delinquent	46,373,923	—	46,373,923
Loans not contractually delinquent and not in bankruptcy	—	1,016,030,097	1,016,030,097
Gross loan balance	50,934,245	1,016,030,097	1,066,964,342
Unearned interest and fees	(12,726,898)	(277,932,264)	(290,659,162)
Net loans	38,207,347	738,097,833	776,305,180
Allowance for loan losses	(33,840,839)	(35,724,965)	(69,565,804)
Loans, net of allowance for loan losses	$4,366,508	702,372,868	706,739,376

September 30, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,815,451	—	5,815,451
Gross loans contractually delinquent	50,367,100	—	50,367,100
Loans not contractually delinquent and not in bankruptcy	—	1,106,653,793	1,106,653,793
Gross loan balance	56,182,551	1,106,653,793	1,162,836,344
Unearned interest and fees	(13,690,473)	(304,787,151)	(318,477,624)
Net loans	42,492,078	801,866,642	844,358,720
Allowance for loan losses	(36,923,783)	(43,393,930)	(80,317,713)
Loans, net of allowance for loan losses	$5,568,295	758,472,712	764,041,007

The average net balance of impaired loans was $40.0 million and $40.5 million, respectively, for the six month periods ended September 30, 2016, and 2015. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	September 30, 2016	March 31, 2016	September 30, 2015
Credit risk
Consumer loans- non-bankrupt accounts	$1,088,922,796	1,061,436,900	1,156,214,553
Consumer loans- bankrupt accounts	6,654,579	5,527,442	6,621,791
Total gross loans	$1,095,577,375	1,066,964,342	1,162,836,344

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,011,545,342	991,386,552	1,080,978,309
Contractual non-performing, 60 or more days delinquent (1)	84,032,033	75,577,790	81,858,035
Total gross loans	$1,095,577,375	1,066,964,342	1,162,836,344

Credit risk profile based on customer type
New borrower	$153,288,845	141,980,629	146,616,695
Former borrower	124,276,487	111,608,375	135,980,288
Refinance	799,560,573	793,913,695	854,893,667
Delinquent refinance	18,451,470	19,461,643	25,345,694
Total gross loans	$1,095,577,375	1,066,964,342	1,162,836,344

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	September 30, 2016	March 31, 2016	September 30, 2015
Contractual basis:
30-59 days past due	$45,155,834	40,094,824	46,898,071
60-89 days past due	29,323,326	27,082,385	28,639,336
90 days or more past due	54,708,707	48,495,405	53,218,699
Total	$129,187,867	115,672,614	128,756,106

Percentage of period-end gross loans receivable	11.8%	10.8%	11.1%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Basic:
Weighted average common shares outstanding (denominator)	8,727,238	8,621,388	8,724,493	8,605,107

Diluted:
Weighted average common shares outstanding	8,727,238	8,621,388	8,724,493	8,605,107
Dilutive potential common shares stock options	77,346	27,236	63,002	75,275
Weighted average diluted shares outstanding (denominator)	8,804,584	8,648,624	8,787,495	8,680,382

Options to purchase 935,480 and 933,626 shares of common stock at various prices were outstanding during the three months ended September 30, 2016 and 2015 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 1,021,127 and 877,081 shares of common stock at various prices were outstanding during the six months ended September 30, 2016 and 2015 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the date of grant of the option.  At September 30, 2016, there were a total of 541,085 shares available for grant under the plans.

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

There were no options issued during the three months ended September 30, 2016 and 2015. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2016 and 2015 was $21.64 and $32.05, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Dividend Yield	—%	—%	—%	—%
Expected Volatility	—%	—%	56.18%	37.64%
Average risk-free rate	—%	—%	1.37%	1.65%
Expected Life	0.0 years	0.0 years	5.9 years	6.0 years

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

Option activity for the six months ended September 30, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	950,651	$67.20
Granted during period	600	41.22
Exercised during period	(10,180)	33.90
Forfeited during period	(42,087)	65.12
Expired during period	(27,697)	70.93
Options outstanding, end of period	871,287	$67.56	6.63	$2,980,055
Options exercisable, end of period	414,200	$68.63	5.71	$828,611

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2016.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended September 30, 2016 and 2015 was as follows:

	September 30, 2016	September 30, 2015
Three months ended	$24,916	$—
Six months ended	$112,393	$1,953,575

As of September 30, 2016, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.5 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock

So far during fiscal 2017, the Company has granted 2,400 shares of restricted stock (which are equity classified), to one executive officer, with a grant date weighted average fair value of $43.49 per share. One-third of this award will vest on each anniversary of the grant date over the next three years.

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

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of September 30, 2016, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.2 million and a net reduction in compensation expense of $3.0 million for the three months ended September 30, 2016 and 2015, respectively, and recognized $0.4 million and a net reduction in compensation expense of $6.4 million for the six months ended September 30, 2016 and 2015, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2016, there was approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.1 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2016, and changes during the six months ended September 30, 2016, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2016	93,550	$40.92
Granted during the period	2,400	43.49
Vested during the period	—	—
Forfeited during the period	(32,150)	65.06
Outstanding at September 30, 2016	63,800	$28.85

Total share-based compensation included as a component of net income during the three and six month periods ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$616,756	230,569	982,420	1,507,530
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	236,006	(2,986,173)	423,868	(6,395,993)
Total share-based compensation related to equity classified awards	$852,762	(2,755,604)	1,406,288	(4,888,463)

NOTE 7 – ACQUISITIONS

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.

There were no acquisitions during the six months ended September 30, 2016. The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2015.

2015
Number of business combinations	—
Number of asset purchases	1
Total acquisitions	1

Purchase Price	173,628
Tangible assets:
Net loans	92,097
Furniture, fixtures & equipment	—
92,097

Excess of purchase prices over carrying value of net tangible assets	81,531

Customer lists	76,531
Non-compete agreements	5,000
Goodwill	—

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

NOTE 8 – DEBT

At September 30, 2016 the Company's notes payable consist of a $460.0 million senior revolving credit facility with borrowings of $360.6 million outstanding and $1.5 million standby letters of credit related to workers compensation and surety bonds outstanding. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of September 30, 2016, and they expire on December 31, 2016. The Letters of Credit are automatically extended for one year on the expiration date. The aggregate commitments will reduce from $460.0 million to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500.0 million. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the six months ended September 30, 2016 and fiscal year ended March 31, 2016, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.9% and 5.6%, respectively, and the unused amount available under the revolver at September 30, 2016 was $97.9 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2018.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2016, the Company has determined that approximately $1.4 million of cumulative undistributed net earnings of SWAC and approximately $21.4 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At September 30, 2016, there was an unrecognized taxable temporary difference in the amount of $1.8 million related to investment in the Mexican subsidiaries.

As of September 30, 2016 and March 31, 2016, the Company had $11.3 million and $10.7 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $8.6 million and $8.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2016, approximately $5.8 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2016, the Company had approximately $1.6 million accrued for gross interest, of which $260,235 was a current period-end expense for the six months ended September 30, 2016.

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

The Company’s effective income tax rate increased to 36.6% for the quarter ended September 30, 2016 compared to 31.8% for the prior year quarter. The increase was primarily due to the decrease in reserves related to a state ruling in favor of the Company and state refund claims in the prior year quarter.

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

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the "Edna Epstein Putative Class Action"), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint, as currently amended, alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company's receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company's common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys' fees. The Company believes the complaint is without merit. On January 29, 2016, the defendants moved to dismiss the complaint. On August 24, 2016, the Court entered an order denying the defendants’ motion to dismiss. On September 28, 2016, the Lead Plaintiff filed a motion seeking to certify the action as a class action. The time for the Company to respond to the Lead Plaintiff’s motion for class certification has not yet expired. On October 7, 2016, the defendants filed an answer to the complaint. The parties are presently engaged in discovery.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the CFPB, having jurisdiction over the Company’s business or consumer financial transactions generically; the unpredictable nature of regulatory proceedings and litigation; any determinations, findings, claims or actions made or taken by the CFPB, other regulators or other third parties in connection with or resulting from the CID that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate any reported material weakness in its internal control over financial reporting, which could lead the Company to report further or unremediated material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion and foreign operations; risks inherent in making loans, including repayment risks and value of collateral; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part 1, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the Fiscal year ended March 31, 2016 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Average gross loans receivable ¹	$1,098,722	$1,160,364	$1,086,278	$1,142,983
Average net loans receivable ²	792,684	842,043	785,474	831,536
Expenses as a % of total revenue:
Provision for loan losses	27.7%	27.5%	26.5%	23.3%
General and administrative	49.1%	46.5%	49.3%	47.9%
Total interest expense	4.3%	5.3%	4.3%	4.7%
Operating income ³	23.2%	26.0%	24.2%	28.8%

Return on average assets (trailing 12 months)	9.0%	12.4%	9.0%	12.4%

Offices opened (merged) or acquired, net	(2)	15	(17)	26

Total offices (at period end)	1,322	1,346	1,322	1,346

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended September 30, 2016 versus three months ended September 30, 2015

Net income was $15.5 million for the three months ended September 30, 2016, a 19.3% decrease from the $19.2 million earned during the three months ended September 30, 2015.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $5.5 million, or 15.5%. Interest expense decreased by $1.8 million, or 24.1%. Income tax expense decreased by $30.7 thousand, or 0.3%.

Total revenue decreased by $7.1 million, or 5.2%, to $129.3 million during the quarter ended September 30, 2016 from $136.4 million for the corresponding quarter of the previous year.

Interest and fee income for the quarter ended September 30, 2016 decreased by $7.0 million, or 5.6%, from the corresponding quarter of the previous year.  The decrease was primarily due to a corresponding decrease in average earning loans and an unfavorable move in exchange rates.

Insurance commissions and other income for the quarter ended September 30, 2016 decreased by $0.2 million, or 1.3%, from the corresponding quarter of the previous year.  Insurance commissions decreased by approximately $1.2 million, or 10.5%, during the three months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income increased by approximately $1.0 million from the prior year quarter. Other income was negatively impacted in the prior year quarter by a buyback of charged-off accounts sold in the fourth quarter of fiscal 2015. The buyback resulted in a $1.5 million net loss during the second quarter of fiscal 2016. Excluding the prior year loss, other income decreased by approximately $0.5 million which was primarily due to a decrease in ParaData sales revenue.

The provision for loan losses during the quarter ended September 30, 2016 decreased by $1.7 million, or 4.5% from the corresponding quarter of the previous year. This decrease is due primarily to the Company recording an additional $5.0 million provision during the prior year second quarter. This was off-set by an increase in net charge-offs and a larger increase in accounts 90 days past due quarter over quarter. Net charge-offs as a percentage of average net loans on an annualized basis increased from 13.6% to 15.6% when comparing the two quarterly periods, partially due to the Company's recording a sale of accounts previously charged-off during the quarter ending September 30, 2015. The sale, which totaled approximately $0.3 million, increased recoveries and, therefore, decreased net charge-offs in that period. There were no sales recorded in the current period. Net charge-offs excluding the impact of the charge-off sale were up $2.1 million. U.S. accounts that were 61 days or more past due increased to 5.3% on a recency basis and to 7.0% on a contractual basis at September 30, 2016, compared to 4.8% and 6.5%, respectively, at September

30, 2015. On a consolidated basis, accounts that were 61 days or more past due increased to 5.5% on a recency basis and to 7.7% on a contractual basis at September 30, 2016, compared to 5.0% and 7.0%, respectively, at September 30, 2015. As a result of the higher delinquencies, our allowance to net loans increased from 9.5% at September 30, 2015 to 9.7% at September 30, 2016.

General and administrative (G&A) expenses for the quarter ended September 30, 2016 increased by $20,000, or 0.03% from the corresponding quarter of the previous year. Personnel expenses increased $1.0 million when comparing the two quarterly periods. The prior year quarter benefited from the release of expense previously accrued under the Group B performance based restricted stock awards. The release in the prior quarter resulted in a decrease in personnel expense of approximately $2.6 million. Personnel expense in the prior year quarter also benefited from the release of accruals related to the retirement of the previous CEO. The impact of the reversal on the prior year was $1.5 million. Occupancy expense decreased $1.4 million quarter over quarter which is primarily related to a $1.3 million loss taken in the prior year quarter as a result of the sale of the corporate jet. The Company’s advertising expense increased $700,000 from prior year quarter as the Company shifted its marketing spend from the first quarter to the second quarter.

Interest expense for the quarter ended September 30, 2016 decreased by $1.8 million, or 24.1% from the corresponding quarter of the previous year. The decrease in interest expense is due to a 26.1% decrease in the average debt outstanding, from $493.9 million to $365.0 million for the quarters ended September 30, 2015 and 2016, respectively.

The Company’s effective income tax rate increased to 36.6% for the quarter ended September 30, 2016 compared to 31.8% for the prior year quarter. The increase was primarily due to the decrease in reserves related to an initial state ruling in favor of the Company and state refund claims in the prior year quarter.

Comparison of six months ended September 30, 2016 versus six months ended September 30, 2015

Net income was $32.1 million for the six months ended September 30, 2016, a 25.0% decrease from the $42.8 million earned during the six months ended September 30, 2015.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $16.8 million, or 21.3%. Interest expense decreased by $1.6 million, or 12.8%. Income tax expense decreased by $4.4 million, or 19.1%.

Total revenue decreased by $17.3 million, or 6.3%, to $256.3 million during the six months ended September 30, 2016 from $273.6 million for the corresponding period of the previous year.

Interest and fee income for the six months ended September 30, 2016 decreased by $15.8 million, or 6.4%, from the corresponding period of the previous year.  The decrease was due primarily to a corresponding decrease in average earning loans and an unfavorable move in exchange rates. The move in the exchange rate had a negative impact of approximately $3.3 million on the current period’s revenue compared to the prior year.

Insurance commissions and other income for the six months ended September 30, 2016 decreased by $1.5 million, or 5.6%, from the corresponding period of the previous year.  Insurance commissions decreased by approximately $2.0 million, or 9.1%, during the six months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to the customer. Other income increased by approximately $0.5 million, or 11.9%.

The provision for loan losses during the six months ended September 30, 2016 increased by $4.1 million, or 6.4% from the corresponding period of the previous year. This increase is due primarily to net charge-offs increasing by $6.9 million. Net charge-offs as a percentage of average net loans on an annualized basis increased from 12.8% to 15.3% when comparing the two periods, partially due to the Company's recording three sales of accounts previously charged-off during the six months ended September 30, 2015. The sales, which totaled approximately $2.1 million, increased recoveries and, therefore, decreased net charge-offs in that period. There were no sales recorded in the current period. Net charge-offs excluding the impact of the charge-off sale were up $4.8 million.

General and administrative (G&A) expenses for the six months ended September 30, 2016 decreased by $4.6 million, or 3.5% from the corresponding period of the previous year. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 3.1% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 49.3% for the six months ended September 30, 2016 and was 47.9% for the six months ended September 30, 2015. Personnel expenses decreased by $0.3 million despite the prior year benefiting from the release of expense previously accrued under the Group B performance-based restricted stock awards. The release resulted in a decrease in personnel expense of approximately $6.0 million during the prior period. Personnel expense in the prior year also benefited from the net release of accruals related to resignation of a senior vice president and the retirement of the previous CEO. The net impact of the reversals on the prior year was $3.3 million. Occupancy expense decreased $1.3 million from prior year which is related to a $1.3 million loss taken in the prior year quarter as a result of the sale of the corporate jet. The Company has also seen a reduction in G&A expense related to the cessation of field calls.

Interest expense for the six months ended September 30, 2016 decreased by $1.6 million, or 12.8% from the corresponding period of the previous year. The decrease is the result of a 25.2% decrease in the average debt outstanding, from $489.3 million to $366.2 million for the periods ended September 30, 2015 and 2016, respectively.

The Company’s effective income tax rate increased to 37.0% for the six months ended September 30, 2016 compared to 35.2% for the corresponding period of the previous year. The increase was primarily do to the decrease in reserves related to a state ruling in favor of the Company and state refund claims in the prior year period.

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

Military Lending Act Regulations

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers,” which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Additionally, the Final Rule prohibits creditors from entering into any credit transactions with covered borrowers that use the title of a vehicle as security for the credit obligation. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. As such, effective September 1, 2016, the Company elected to no longer make loans to covered borrowers (active duty military personnel and their dependents) due to these new restrictions in the law. The Company believes the implementation of the Final Rule will not adversely affect its operations or financial condition.

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

The Company plans to open or acquire 15 branches in the United States and 10 branches in Mexico during fiscal 2017. Expenditures by the Company to open and furnish new offices averaged approximately $27,000 per branch during fiscal 2016. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2016, the Company opened 6 new branches and 23 branches were merged into existing branches.

The Company did not complete any acquisitions during the first six months of fiscal 2017. The Company may acquire new offices or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $1.5 million letter of credit subfacility. At September 30, 2016, the aggregate commitments under the credit facility were $460.0 million. In July 2016, the credit facility was amended to, among other things, extend the term through June 15, 2018 and reduce the aggregate commitments to $460 million. The aggregate commitments will further reduce to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the six months ended September 30, 2016, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 5.9%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On September 30, 2016, $360.6 million was outstanding under this facility, and there was $97.9 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $330.0 million, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.75 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at September 30, 2016 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $849.2 million. As of September 30, 2016, the Company had $11.5 million in aggregate board-approved outstanding stock repurchase authorizations. As of September 30, 2016 our debt outstanding was $360.6 million and our shareholders' equity was $417.8 million, resulting in a debt-to-equity ratio of 0.9:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  We will also evaluate acquisition opportunities as they arise. To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.
Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material, adverse effect on its financial condition.  Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base.  It is reasonable to anticipate that such a change in customer preference would result in an increase in total loans receivable and an increase in absolute revenue to be generated from that larger amount of loans receivable.  That increase in absolute revenue should offset any increase in operating costs.  In addition, because the Company’s loans have a relatively short contractual term, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2016, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $360.6 million at September 30, 2016.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at September 30, 2016, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $1.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.1% and 7.8% of total revenue during the six months ended September 30, 2016 and 2015, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2016 was a loss of approximately $7.5 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $59.7 million and $56.8 million at September 30, 2016 and 2015, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of September 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$785,073,263	$790,497,608	$797,127,383
% change from base amount	(0.69)%	—%	0.84%
$ change from base amount	$(5,424,345)	$—	$6,629,775

	As of September 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$839,198,088	$844,358,721	$850,666,161
% change from base amount	(0.61)%	—%	0.75%
$ change from base amount	$(5,160,633)	$—	$6,307,440

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the six months ended September 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$31,828,649	$32,109,419	$32,452,583
% change from base amount	(0.87)%	—%	1.07%
$ change from base amount	$(280,770)	$—	$343,164

	For the six months ended September 30, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$42,699,947	$42,818,454	$42,963,297
% change from base amount	(0.28)%	—%	0.34%
$ change from base amount	$(118,507)	$—	$144,843

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

On July 22, 2015 the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers,” which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the annual percentage rate of interest (“APR”) exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Additionally, the Final Rule prohibits creditors from entering into any credit transactions with covered borrowers that use the title of a vehicle as security for the credit obligation. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. As such, effective September 1, 2016, the Company elected to no longer make loans to covered borrowers (active duty military personnel and their dependents) due to these new restrictions in the law. The Company believes the implementation of the Final Rule will not adversely affect its operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

The Company did not repurchase any of its common stock during the six months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
PART II.  OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibit Number	Description	Company Registration No. or Report if Incorporated by Reference	Exhibit No. of Previous Filing if Incorporated by Reference
10.1+	Employment Agreement by and between the Company and Daniel Clinton Dyer, dated September 1, 2016	9/1/16 8-K	10.1
10.2	Tenth Amendment to Amended and Restated Revolving Credit Agreement, dated July 12, 2016	7/14/16 8-K	10.1
10.3+	Employment Agreement by and between World Acceptance Corporation de Mexico, S. De R.L. De C.V. and Ricardo Cavazos Saldana, dated September 30, 2016	*	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*	*
32.1	Section 1350 Certification of Chief Executive Officer	*	*
32.2	Section 1350 Certification of Chief Financial Officer	*	*
101.1	The following materials from the Company’s Quarterly Report for the fiscal quarter ended September 30, 2016, formatted in XBRL:	*	*
(i) Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2016 and September 30, 2015;
(iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and September 30, 2015;
(iv) Consolidated Statements of Shareholder’s Equity for the year ended March 31, 2016 and the six months ended September 30, 2016;
(v) Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	November 4, 2016

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	November 4, 2016