Form 10-Q
period 2016-12-31
WORLD ACCEPTANCE CORP
filed 2017-02-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________ to ______________

Commission File Number:  000-19599

WORLD ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter.)

South Carolina	57-0425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of outstanding shares of the issuer’s no par value common stock as of January 30, 2017 was 8,783,197.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$15,985,659	12,377,024
Gross loans receivable	1,165,009,015	1,066,964,342
Less:
Unearned interest, insurance and fees	(327,308,054)	(290,659,162)
Allowance for loan losses	(81,803,320)	(69,565,804)
Loans receivable, net	755,897,641	706,739,376
Property and equipment, net	23,762,356	25,296,913
Deferred income taxes, net	43,612,003	38,130,982
Other assets, net	13,024,333	14,636,573
Goodwill	6,067,220	6,121,458
Intangible assets, net	2,588,118	2,916,537
Total assets	$860,937,330	806,218,863

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	397,936,200	374,685,000
Income taxes payable	10,983,930	8,258,642
Accounts payable and accrued expenses	30,026,931	31,373,640
Total liabilities	438,947,061	414,317,282
Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,781,817 and 8,812,250 shares at December 31, 2016 and March 31, 2016, respectively	—	—
Additional paid-in capital	143,337,560	138,835,064
Retained earnings	312,754,505	276,000,862
Accumulated other comprehensive loss	(34,101,796)	(22,934,345)
Total shareholders' equity	421,990,269	391,901,581

Total liabilities and shareholders' equity	$860,937,330	806,218,863

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Revenues:
Interest and fee income	$118,257,234	126,869,729	$349,281,636	373,672,662
Insurance income, net and other income	12,557,608	12,826,307	37,882,278	39,660,004
Total revenues	130,814,842	139,696,036	387,163,914	413,332,666

Expenses:
Provision for loan losses	39,984,838	35,440,402	107,869,859	99,225,547
General and administrative expenses:
Personnel	42,395,388	42,919,853	124,791,866	125,584,162
Occupancy and equipment	10,517,199	10,546,075	31,650,299	32,969,166
Advertising	8,490,703	7,961,227	14,934,458	14,540,768
Amortization of intangible assets	108,470	131,197	382,657	407,220
Other	9,725,018	10,021,695	25,881,791	29,083,034
Total general and administrative expenses	71,236,778	71,580,047	197,641,071	202,584,350

Interest expense	5,274,436	7,149,385	16,379,633	19,890,581
Total expenses	116,496,052	114,169,834	321,890,563	321,700,478

Income before income taxes	14,318,790	25,526,202	65,273,351	91,632,188

Income taxes	4,678,757	10,774,828	23,523,899	34,062,360

Net income	$9,640,033	14,751,374	$41,749,452	57,569,828

Net income per common share:
Basic	$1.11	1.70	$4.79	6.68
Diluted	$1.10	1.70	$4.75	6.63

Weighted average common shares outstanding:
Basic	8,701,975	8,657,675	8,716,960	8,624,617
Diluted	8,782,597	8,694,051	8,785,835	8,686,925

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net income	$9,640,033	$14,751,374	$41,749,452	$57,569,828
Foreign currency translation adjustments	(3,626,904)	(1,075,499)	(11,167,451)	(8,461,239)
Comprehensive income	$6,013,129	$13,675,875	$30,582,001	$49,108,589

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—	—	3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,247 shares), including tax expense of -$514,275	596,519	—	—	596,519
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($267,674)	774,217	—	—	774,217
Stock option expense	3,131,760	—		3,131,760
Other comprehensive loss	—	—	(11,167,451)	(11,167,451)
Net income	—	41,749,452	—	41,749,452

Balances at December 31, 2016	$143,337,560	312,754,505	(34,101,796)	421,990,269

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2016	2015
Cash flow from operating activities:
Net income	$41,749,452	57,569,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	382,657	407,220
Amortization of debt issuance costs	1,657,933	1,709,126
Provision for loan losses	107,869,859	99,225,547
Depreciation	5,166,492	4,818,984
(Gain) loss on sale of property and equipment	(133,883)	1,364,251
Deferred income tax benefit	(6,525,485)	(4,411,064)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	3,905,977	(4,665,702)
Gain on sale of loans receivable, net of buybacks	—	(1,257,427)
Change in accounts:
Other assets, net	1,545,516	2,356,005
Income taxes payable	2,892,650	(13,575,540)
Accounts payable and accrued expenses	(2,521,296)	(3,098,477)
Net cash provided by operating activities	155,989,872	140,442,751
Cash flows from investing activities:
Increase in loans receivable, net	(166,156,575)	(160,437,858)
Proceeds from sale of loans receivable, net of buybacks	—	(231,311)
Net assets acquired from branch acquisitions, primarily loans	—	(92,097)
Increase in intangible assets from acquisitions	—	(81,531)
Purchases of property and equipment	(4,877,639)	(4,887,956)
Proceeds from sale of property and equipment	721,906	811,368
Net cash used in investing activities	(170,312,308)	(164,919,385)
Cash flow from financing activities:
Borrowings from senior notes payable	204,051,200	237,495,000
Payments on senior notes payable	(180,800,000)	(226,710,000)
Debt issuance costs associated with senior notes payable	(201,200)	(5,500,000)
Proceeds from exercise of stock options	1,110,794	2,771,683
Repurchase of common stock	(4,995,809)	—
Excess tax (expense) benefit from exercise of stock options	(514,275)	87,966
Net cash provided by financing activities	18,650,710	8,144,649
Effects of exchange-rate changes on cash and cash equivalents	(719,639)	(1,064,550)
Net change in cash and cash equivalents	3,608,635	(17,396,535)
Cash and cash equivalents at beginning of period	12,377,024	38,338,935
Cash and cash equivalents at end of period	$15,985,659	20,942,400

Supplemental Disclosures:
Interest paid during the period	14,373,633	17,533,968
Income taxes paid during the period	27,673,265	51,964,927

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2016, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2016, and the results of operations and cash flows for the periods ended December 31, 2016 and 2015, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Recently Issued Accounting Standards Not Yet Adopted

Clarifying the Definition of a Business

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Clarifying the Definition of a Business. Current GAAP does not specify the minimum inputs and processes required for a "set" of assets and activities to meet the definition of a business. That lack of clarity led to broad interpretations of the definition of a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. For public business entities the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Restricted Cash

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Restricted Cash. GAAP currently does not include specific guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendment addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice:

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December

15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing

In April 2016, the Financial Accounting Standards Board issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective transition for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospective for accounting related to recognition of excess tax benefits, and either a prospective or retrospective method for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the Financial Accounting Standards Board issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the Company does not believe that this ASU will have a material effect on its consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14 and ASU 2016-20, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2016		March 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$15,985,659	$15,985,659	$12,377,024	$12,377,024
Level 3 inputs
Loans receivable, net	755,897,641	755,897,641	706,739,376	706,739,376
LIABILITIES
Level 3 inputs
Senior notes payable	397,936,200	397,936,200	374,685,000	374,685,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2016 or March 31, 2016.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	December 31, 2016	March 31, 2016	December 31, 2015
Small loans	$720,626,086	637,826,581	754,478,231
Large loans	444,231,345	427,723,584	462,085,177
Sales finance receivables(1)	151,584	1,414,177	2,645,958
Total gross loans	$1,165,009,015	1,066,964,342	1,219,209,366

(1) The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	$76,421,311	80,317,713	$69,565,804	70,437,988
Provision for loan losses	39,984,838	35,440,402	107,869,859	99,225,547
Loan losses	(37,707,592)	(35,294,084)	(105,126,567)	(97,622,277)
Recoveries (1)	3,674,873	4,131,664	11,141,171	13,397,456
Translation adjustment	(570,110)	(107,101)	(1,646,947)	(950,120)
Balance at end of period	$81,803,320	84,488,594	$81,803,320	84,488,594

(1) Recoveries during the three and nine months ended December 31, 2015 included $0.5 million and $2.7 million, respectively, resulting from the sale of previously charged-off loans.

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,679,222	—	4,679,222
Gross loans contractually delinquent	58,478,910	—	58,478,910
Loans not contractually delinquent and not in bankruptcy	—	1,101,850,883	1,101,850,883
Gross loan balance	63,158,132	1,101,850,883	1,165,009,015
Unearned interest and fees	(16,082,976)	(311,225,078)	(327,308,054)
Net loans	47,075,156	790,625,805	837,700,961
Allowance for loan losses	(42,594,801)	(39,208,519)	(81,803,320)
Loans, net of allowance for loan losses	$4,480,355	751,417,286	755,897,641

March 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,560,322	—	4,560,322
Gross loans contractually delinquent	46,373,923	—	46,373,923
Loans not contractually delinquent and not in bankruptcy	—	1,016,030,097	1,016,030,097
Gross loan balance	50,934,245	1,016,030,097	1,066,964,342
Unearned interest and fees	(12,726,898)	(277,932,264)	(290,659,162)
Net loans	38,207,347	738,097,833	776,305,180
Allowance for loan losses	(33,840,839)	(35,724,965)	(69,565,804)
Loans, net of allowance for loan losses	$4,366,508	702,372,868	706,739,376

December 31, 2015	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,839,276	—	4,839,276
Gross loans contractually delinquent	56,777,734	—	56,777,734
Loans not contractually delinquent and not in bankruptcy	—	1,157,592,356	1,157,592,356
Gross loan balance	61,617,010	1,157,592,356	1,219,209,366
Unearned interest and fees	(15,173,459)	(322,330,549)	(337,504,008)
Net loans	46,443,551	835,261,807	881,705,358
Allowance for loan losses	(41,809,944)	(42,678,650)	(84,488,594)
Loans, net of allowance for loan losses	$4,633,607	792,583,157	797,216,764

The average net balance of impaired loans was $41.8 million and $42.0 million, respectively, for the nine month periods ended December 31, 2016, and 2015. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	December 31, 2016	March 31, 2016	December 31, 2015
Credit risk
Consumer loans- non-bankrupt accounts	$1,159,145,977	1,061,436,900	1,213,286,140
Consumer loans- bankrupt accounts	5,863,038	5,527,442	5,923,226
Total gross loans	$1,165,009,015	1,066,964,342	1,219,209,366

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,076,292,160	991,386,552	1,131,348,784
Contractual non-performing, 60 or more days delinquent (1)	88,716,855	75,577,790	87,860,582
Total gross loans	$1,165,009,015	1,066,964,342	1,219,209,366

Credit risk profile based on customer type
New borrower	$169,425,813	141,980,629	173,506,380
Former borrower	136,401,410	111,608,375	137,261,707
Refinance	839,846,451	793,913,695	884,046,393
Delinquent refinance	19,335,341	19,461,643	24,394,886
Total gross loans	$1,165,009,015	1,066,964,342	1,219,209,366

(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	December 31, 2016	March 31, 2016	December 31, 2015
Contractual basis:
30-59 days past due	$42,938,440	40,094,824	44,805,260
60-89 days past due	28,231,005	27,082,385	29,428,608
90 days or more past due	60,485,851	48,495,405	58,431,974
Total	$131,655,296	115,672,614	132,665,842

Percentage of period-end gross loans receivable	11.3%	10.8%	10.9%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Basic:
Weighted average common shares outstanding (denominator)	8,701,975	8,657,675	8,716,960	8,624,617

Diluted:
Weighted average common shares outstanding	8,701,975	8,657,675	8,716,960	8,624,617
Dilutive potential common shares stock options	80,622	36,376	68,875	62,308
Weighted average diluted shares outstanding (denominator)	8,782,597	8,694,051	8,785,835	8,686,925

Options to purchase 853,589 and 848,245 shares of common stock at various prices were outstanding during the three months ended December 31, 2016 and 2015 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 945,791 and 842,471 shares of common stock at various prices were outstanding during the nine months ended December 31, 2016 and 2015 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date.  At December 31, 2016, there were a total of 419,463 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2016 and 2015 was $22.25 and $10.28, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2016 and 2015 was $22.24 and $10.82, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Dividend Yield	—%	—%	—%	—%
Expected Volatility	48.83%	41.51%	48.90%	41.41%
Average risk-free rate	1.19%	1.37%	1.19%	1.38%
Expected Life	5.0 years	5.0 years	5.0 years	5.0 years

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

Option activity for the nine months ended December 31, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	950,651	$67.20
Granted during period	62,175	51.36
Exercised during period	(32,247)	34.45
Forfeited during period	(50,224)	66.27
Expired during period	(38,723)	71.17
Options outstanding, end of period	891,632	$67.16	6.7 years	$5,732,575
Options exercisable, end of period	554,872	$69.07	5.9 years	$2,541,260

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2016.  This amount will change as the stock’s market price changes.  The total intrinsic value of options exercised during the periods ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Three months ended	$500,137	$153,726
Nine months ended	$612,530	$2,107,301

As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.1 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock

So far during fiscal 2017, the Company has granted 74,490 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $51.15 per share. One-third of these awards will vest on each anniversary of the grant date over the next three years.

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

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of December 31, 2016, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.6 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively, and recognized $1.0 million and a net reduction in compensation expense of $6.0 million for the nine months ended December 31, 2016 and 2015, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2016, there was approximately $3.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.6 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2016, and changes during the nine months ended December 31, 2016, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2016	93,550	$40.92
Granted during the period	74,490	51.15
Vested during the period	(19,773)	27.98
Forfeited during the period	(36,090)	62.49
Outstanding at December 31, 2016	112,177	$43.06

Total share-based compensation included as a component of net income during the three and nine month periods ended December 31, 2016 and 2015 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$2,149,340	1,719,236	3,131,760	3,226,766
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	618,023	346,865	1,041,891	(6,049,127)
Total share-based compensation related to equity classified awards	$2,767,363	2,066,101	4,173,651	(2,822,361)

NOTE 7 – ACQUISITIONS

The Company evaluates each acquisition to determine if the acquired enterprise meets the definition of a business.  Those acquired enterprises that meet the definition of a business are accounted for as a business combination under FASB ASC Topic 805-10 and all other acquisitions are accounted for as asset purchases.

There were no acquisitions during the nine months ended December 31, 2016. The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2015.

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

NOTE 8 – DEBT

At December 31, 2016 the Company's notes payable consist of a $460.0 million senior revolving credit facility with borrowings of $397.9 million outstanding and a $0.8 million standby letter of credit related to workers compensation and surety bonds outstanding. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of December 31, 2016, and they expire on December 31, 2016. The Letters of Credit are automatically extended for one year on the expiration date. The aggregate commitments will reduce from $460.0 million to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500.0 million. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the nine months ended December 31, 2016 and fiscal year ended March 31, 2016, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% and 5.6%, respectively, and the unused amount available under the revolver at December 31, 2016 was $61.3 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2018.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of our two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2016, the Company has determined that approximately $1.4 million of cumulative undistributed net earnings of SWAC and approximately $21.9 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At December 31, 2016, there was an unrecognized deductible temporary difference in the amount of $223,000 related to investment in the Mexican subsidiaries.

As of December 31, 2016 and March 31, 2016, the Company had $10.5 million and $10.7 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $8.0 million and $8.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2016, approximately $5.5 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2016, the Company had approximately $1.5 million accrued for gross interest, of which $139,312 was a current period-end expense for the nine months ended December 31, 2016.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate decreased to 32.7% for the quarter ended December 31, 2016 compared to 42.2% for the prior year quarter. The decrease was primarily due to the increase in reserves related to a state ruling against the Company in the prior year quarter.

NOTE 10 – COMMITMENT AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and receipt of a Notice and Opportunity to Respond and Advise ("NORA") letter from the CFPB on August 7, 2015 and the Company’s responses thereto.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands)
Average gross loans receivable ¹	$1,119,658	$1,180,643	$1,098,837	$1,156,062
Average net loans receivable ²	807,310	855,911	793,807	840,004
Expenses as a % of total revenue:
Provision for loan losses	30.6%	25.4%	27.9%	24.0%
General and administrative	54.5%	51.2%	51.0%	49.0%
Total interest expense	4.0%	5.1%	4.2%	4.8%
Operating income ³	15.0%	23.4%	21.1%	27.0%

Return on average assets (trailing 12 months)	8.4%	11.9%	8.4%	11.9%

Offices opened (merged) or acquired, net	1	4	(16)	30

Total offices (at period end)	1,323	1,350	1,323	1,350

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of three months ended December 31, 2016 versus three months ended December 31, 2015

Net income was $9.6 million for the three months ended December 31, 2016, a 34.6% decrease from the $14.8 million earned during the three months ended December 31, 2015.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $13.1 million, or 40.0%. Interest expense decreased by $1.9 million, or 26.2%. Income tax expense decreased by $6.1 million, or 56.6%.

Total revenue decreased by $8.9 million, or 6.4%, to $130.8 million during the quarter ended December 31, 2016 from $139.7 million for the corresponding quarter of the previous year.

Interest and fee income for the quarter ended December 31, 2016 decreased by $8.6 million, or 6.8%, from the corresponding quarter of the previous year.  The decrease was primarily due to a corresponding decrease in average earning loans and an unfavorable move in exchange rates. Gross loans outstanding were down 3.9% at the beginning of fiscal 2017 compared to the prior year. Gross loans outstanding were 5.8% lower to begin the third quarter of fiscal 2017 and ended the quarter down 4.4%, when compared to the prior year. The move in the Mexican Peso exchange rate negatively impacted revenues by $1.9 million.

Insurance commissions and other income for the quarter ended December 31, 2016 decreased by $0.3 million, or 2.1%, from the corresponding quarter of the previous year.  Insurance commissions decreased by approximately $0.2 million, or 1.8%, during the three months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income decreased by approximately $0.1 million from the prior year quarter.

The provision for loan losses during the quarter ended December 31, 2016 increased by $4.5 million, or 12.8% from the corresponding quarter of the previous year. This is primarily due an increase in net charge-offs and a larger increase in loans outstanding quarter-over-quarter. Net charge-offs as a percentage of average net loans on an annualized basis increased from 14.6% to 16.9% when comparing the two quarters. The prior year net charge-off rate benefited from the monthly sale of accounts previously charged-off totaling approximately $0.5 million. Consolidated net charge-offs excluding the impact of the charge-off sale were up $2.3 million when comparing the two fiscal quarters. The portion of the provision related to an increase in loans outstanding increased $0.9 million quarter-over-quarter due to gross loans outstanding increasing $69.4 million in the third quarter of 2017 versus $56.4 million in the third quarter of 2016. Accounts 90 days past due in the United States, which are fully reserved, increased by $5.1 million in the current quarter versus $5.3 million the same quarter last year, which resulted in a $0.2 million decrease in the provision. The provision related to accounts becoming fully reserved in the quarter for Mexico increased $0.5 million.

General and administrative (G&A) expenses for the quarter ended December 31, 2016 decreased by $340,000, or 0.5% from the corresponding quarter of the previous year. Personnel expenses decreased $0.5 million when comparing the two quarters. Personnel and other G&A expenses decreased $1.9 million during the quarter as a result of ceasing field calls. This decrease was driven by lower head count, lower auto mileage, and lower workers compensation expense. Share based compensation increased for the quarter due to an additional grant in October of 2016. The grant date fair value of the October grant was higher than the previous year due to the increase in the share price. The Company’s advertising expense increased $529,000 or 6.7% from the prior year quarter.

Interest expense for the quarter ended December 31, 2016 decreased by $1.9 million, or 26.2% from the corresponding quarter of the previous year. The decrease in interest expense is due to a 24.7% decrease in the average debt outstanding, from $489.6 million to $368.7 million.

The Company’s effective income tax rate decreased to 32.7% for the quarter ended December 31, 2016 compared to 42.2% for the prior year quarter. The decrease was primarily due to the increase in reserves related to a state ruling against the Company in the prior year quarter.

Comparison of nine months ended December 31, 2016 versus nine months ended December 31, 2015

Net income was $41.7 million for the nine months ended December 31, 2016, a 27.5% decrease from the $57.6 million earned during the nine months ended December 31, 2015.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $29.9 million, or 26.8%. Interest expense decreased by $3.5 million, or 17.7%. Income tax expense decreased by $10.5 million, or 30.9%.

Total revenue decreased by $26.2 million, or 6.3%, to $387.2 million during the nine months ended December 31, 2016 from $413.3 million for the corresponding period of the previous year.

Interest and fee income for the nine months ended December 31, 2016 decreased by $24.4 million, or 6.5%, from the corresponding period of the previous year.  The decrease was due primarily to a corresponding decrease in average earning loans and an unfavorable move in exchange rates.

Insurance commissions and other income for the nine months ended December 31, 2016 decreased by $1.8 million, or 4.5%, from the corresponding period of the previous year.  Insurance commissions decreased by approximately $2.2 million, or 6.7%, during the nine months when compared to the same period in the prior year. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to the customer. Other income increased by approximately $0.4 million, or 6.9%.

The provision for loan losses during the nine months ended December 31, 2016 increased by $8.6 million, or 8.7% from the corresponding period of the previous year. This increase is due primarily to net charge-offs increasing by $9.8 million. Net charge-offs as a percentage of average net loans on an annualized basis increased from 13.4% to 15.8% when comparing the two periods, partially due to the Company's recording three sales of accounts previously charged-off during the nine months ended December 31, 2015. The sales, which totaled approximately $2.7 million, increased recoveries and, therefore, decreased net charge-offs in that period. There were no sales recorded in the current period. Net charge-offs excluding the impact of the charge-off sale were up $7.1 million. The prior year included additional provision recorded in order to ensure that our rolling twelve month provision exceeded our rolling twelve month net charge-offs in compliance with our policy.

General and administrative (G&A) expenses for the nine months ended December 31, 2016 decreased by $4.9 million, or 2.4% from the corresponding period of the previous year. Overall, general and administrative expenses, when divided by average open offices, decreased by approximately 1.6% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 51.0% for the nine months ended December 31, 2016 and was 49.0% for the nine months ended December 31, 2015. Personnel expenses decreased by $0.8 million despite the prior year benefiting from the release of expense previously accrued under the Group B performance-based restricted stock awards. The release resulted in a decrease in personnel expense of approximately $6.0 million during the prior period. Personnel expense in the prior year also benefited from the net release of accruals related to resignation of a senior vice president and the retirement of the previous CEO. The net impact of the reversals on the prior year was $3.3 million. Personnel and other G&A expenses decreased $7.2 million during nine months ending December 31, 2016 as a result of ceasing field calls. This decrease was driven by lower head count, lower auto mileage, and lower workers compensation expense. Occupancy expense decreased $1.3 million from prior year which is related to a $1.3 million loss taken in the prior year quarter as a result of the sale of the corporate jet.

Interest expense for the nine months ended December 31, 2016 decreased by $3.5 million, or 17.7% from the corresponding period of the previous year. The decrease is the result of a 24.9% decrease in the average debt outstanding, from $489.4 million to $367.8 million for the periods ended December 31, 2015 and 2016, respectively.

The Company’s effective income tax rate decreased to 36.0% for the nine months ended December 31, 2016 compared to 37.2% for the corresponding period of the previous year. The decrease was primarily due to the release of reserves resulting from the running of the statute of limitations during the current year period.

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

The Company has made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2016 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2016 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

New Mexico Rate Cap Bills

On December 15, 2016, a bill was pre-filed in the New Mexico State Senate, which, if enacted, would place a 36% rate cap on any contract for the extension of credit entered into after July 1, 2017. The Company, through its state and federal trade associations, is working in opposition to this pending legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of the legislation. The Company's operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material, adverse effect on the Company's business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Description of Business - Government Regulation” and Part I, Item 1A, “Risk Factors” in the Company's report on Form 10-K for the fiscal year ended March 31, 2016 for more information regarding these regulations and related risks.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, our amended credit facility now requires the Company to obtain prior written consent from our lenders holding at least 66-2/3% of the aggregate commitments before repurchasing additional shares.

The Company plans to open or acquire 15 branches in the United States and 10 branches in Mexico during fiscal 2017. Expenditures by the Company to open and furnish new offices averaged approximately $27,000 per branch during fiscal 2016. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2016, the Company opened 15 new branches and 31 branches were merged into existing branches.

The Company did not complete any acquisitions during the first nine months of fiscal 2017. The Company may acquire new offices or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $750.0 thousand letter of credit subfacility. At December 31, 2016, the aggregate commitments under the credit facility were $460.0 million. In July 2016, the credit facility was amended to, among other things, extend the term through June 15, 2018 and reduce the aggregate commitments to $460 million. The aggregate commitments will further reduce to $370.0 million on March 31, 2017. The amended facility has an accordion feature pursuant to which the Company may request an increase in the aggregate amount of the commitments under the revolving credit facility, provided that the aggregate amount of the commitments will not exceed $500 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the nine months ended December 31, 2016, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 5.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On December 31, 2016, $397.9 million was outstanding under this facility, and there was $61.3 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at December 31, 2016 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $854.2 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of December 31, 2016, the Company has $6.5 million in repurchase capacity remaining under board-approved repurchase authorizations. As of December 31, 2016 our debt outstanding was $397.9 million and our shareholders' equity was $422.0 million, resulting in a debt-to-equity ratio of 0.9:1.0.  Our first priority is to ensure we have enough capital to fund loan growth.  We will also evaluate acquisition opportunities as they arise. To the extent we have excess capital and our lenders under the revolving credit facility provide consent, we intend to continue repurchasing stock, as authorized by our Board of Directors, which is consistent with our past practice.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2016, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $397.9 million at December 31, 2016.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%.

Based on the outstanding balance at December 31, 2016, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $3.1 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 8.0% and 7.9% of total revenue during the nine months ended December 31, 2016 and 2015, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2016 was a loss of approximately $11.2 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $57.5 million and $56.4 million at December 31, 2016 and 2015, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of December 31, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$832,477,997	$837,700,961	$844,084,602
% change from base amount	(0.62)%	—%	0.76%
$ change from base amount	$(5,222,964)	$—	$6,383,641

	As of December 31, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$876,579,403	$881,705,358	$887,970,413
% change from base amount	(0.58)%	—%	0.71%
$ change from base amount	$(5,125,955)	$—	$6,265,055

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$41,324,173	$41,749,452	$42,269,238
% change from base amount	(1.02)%	—%	1.25%
$ change from base amount	$(425,279)	$—	$519,786

	For the nine months ended December 31, 2015
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$57,236,629	$57,569,828	$57,977,073
% change from base amount	(0.58)%	—%	0.71%
$ change from base amount	$(333,199)	$—	$407,245

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

Item 1A. Risk Factors

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended March 31, 2016 and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our shareholders and any potential investors in evaluating the Company, our business, and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf.

There may be additional risks and uncertainties of a material nature that, as of the date of this Quarterly Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

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

Changes in the state laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state. For example, on December 15, 2016, a bill was pre-filed in the New Mexico State Senate, which, if enacted, would place a 36% rate cap on any contract for the extension of credit entered into after July 1, 2017. If this proposed legislation is enacted it would significantly impact our lending activities in New Mexico and could adversely affect our results of operations. If similar legislation is passed in other states in which we operate in, it could materially and adversely affect, or in the worst case, eliminate the Company’s lending practices, operations, profitability or prospects.

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

Since 1996, the Company has repurchased approximately 18.1 million shares for an aggregate purchase price of approximately $854.2 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of December 31, 2016, the Company has $6.5 million in repurchase capacity remaining under board-approved repurchase authorizations. The following table details purchases of the Company's common stock made by the Company during the three months ended December 31, 2016:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2016	—	$—	—	$11,516,319
November 1 through November 30, 2016	95,703	52.20	95,703	6,520,509
December 1 through December 31, 2016	—	—	—	6,520,509
Total for the quarter	95,703	$52.20	95,703

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description		Company Registration No. or Report if Incorporated by Reference	Exhibit No. of Previous Filing if Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		*	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		*	*
32.1	Section 1350 Certification of Chief Executive Officer		*	*
32.2	Section 1350 Certification of Chief Financial Officer		*	*
101.1	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2016, formatted in XBRL:		*	*
	(i)	Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016;
	(ii)	Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and December 31, 2015;
	(iii)	Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and December 31, 2015;
	(iv)	Consolidated Statements of Shareholder's Equity for the year ended March 31, 2016 and the nine months ended December 31, 2016;
	(v)	Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and December 31, 2015; and
	(vi)	Notes to the Consolidated Financial Statements.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	February 6, 2017

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	February 6, 2017