Form 10-K
period 2017-03-31
WORLD ACCEPTANCE CORP
filed 2017-06-29
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number 000-19599

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2016, computed by reference to the closing sale price on such date, was $290,902,289.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of June 22, 2017, 8,815,550 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2017 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance business in fifteen states and Mexico as of March 31, 2017.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires.  All references in this report to “fiscal 2018” are to the Company’s fiscal year that will end on March 31, 2018; all references in this report to "fiscal 2017" are to the Company's fiscal year ended March 31, 2017; all references to “fiscal 2016” are to the Company’s fiscal year ended March 31, 2016; and all references to “fiscal 2015” are to the Company’s fiscal year ended March 31, 2015.

The Company maintains an Internet website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as amendments to these filings, via a link to a third party website.  These documents are available for access as soon as reasonably practicable after we electronically file these documents with the Securities and Exchange Commission (“SEC”).  The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov.  The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429.  Information included on or linked to our website is not incorporated by reference into this annual report.

PART I.

Item 1.	Description of Business

General.  The Company was incorporated under the laws of South Carolina on February 22, 1973 and is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals.  The Company offers standardized installment loans generally between $300 and $4,000 through 1,327 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Wisconsin and Mexico as of March 31, 2017.  The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders.  In our U.S. branches, the Company also offers income tax return preparation services to its loan customers and other individuals.

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

Expansion.  During fiscal 2017, the Company opened 18 new branches, purchased 14 branches, and merged 44 branches into existing branches due to their inability to grow to profitable levels.  In fiscal 2018, the Company currently plans to open or acquire approximately 25 new branches in the United States by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive.  The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents.  See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
South Carolina	92	96	99	101	98	97	97	95	93	92
Georgia	125	114	113	110	108	105	103	101	100	97
Texas	291	300	300	297	279	262	247	229	223	204
Oklahoma	74	82	83	83	82	82	82	82	80	70
Louisiana	47	48	49	48	47	44	40	38	38	34
Tennessee	104	106	107	105	105	105	103	95	92	80
Illinois	80	82	82	82	81	75	68	64	61	58
Missouri	75	77	78	76	76	72	66	62	57	49
New Mexico	39	42	44	44	44	44	44	39	37	32
Kentucky	77	79	79	76	71	70	66	61	58	52
Alabama	65	69	68	68	64	62	51	44	42	35
Wisconsin (1)	30	29	28	26	21	14	5	—	—	—
Indiana (2)	29	25	22	17	8	—	—	—	—	—
Mississippi (3)	20	20	12	5	—	—	—	—	—	—
Idaho (4)	21	17	8	—	—	—	—	—	—	—
Mexico	158	153	148	133	119	105	95	80	63	35
Total	1,327	1,339	1,320	1,271	1,203	1,137	1,067	990	944	838

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

Loan and Other Products.  In each state in which we operate, as well as in Mexico, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity.  Consumer installment loans are our principal product and accounted for 88.2%, 88.8% and 85.9% of our total revenues in fiscal years 2017, 2016 and 2015, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 36 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2017:

	Minimum Origination (USD)	Maximum Origination (USD)	Minimum Term (Months)	Maximum Term (Months)
Small loans (U.S.)	$200.00	$2,499.00	3	26
Large loans (U.S.)	2,500.00	24,000.00	12	48
Payroll deduct "Viva" loans (Mexico)	267.07	10,682.85	6	60
Traditional installment loans (Mexico)	213.66	1,068.29	12	18

Specific allowable interest, fees and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates.  The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2017, the annual percentage rates on loans we offer in the U.S., including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 25% to 199%, depending on the loan size, maturity and the state in which the loan was made.

As of March 31, 2017, annual percentage rates applicable to our gross loans receivable, as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
25%	36%	$247,010,953	$—	$247,010,953	23.3%
37%	50%	$227,382,469	$9,271,980	236,654,449	22.3%
51%	60%	$119,268,512	$31,726,777	150,995,289	14.2%
61%	70%	$52,143,498	$21,784,699	73,928,197	7.0%
71%	80%	$43,543,816	$5,137,333	48,681,149	4.6%
81%	90%	$32,349,837	$2,926,162	35,275,999	3.3%
91%	100%	$127,065,536	$3,989,320	131,054,856	12.4%
101%	150%	$92,846,712	$41,653,004	134,499,716	12.7%
151%	199%	$1,703,524	$—	1,703,524	0.2%
		$943,314,857	$116,489,275	$1,059,804,132	100%

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

The Company also offers automobile club memberships to its borrowers in Georgia, Tennessee, New Mexico, Louisiana, Alabama, Texas, Kentucky, Indiana, Wisconsin, and Mississippi as an agent for an unaffiliated automobile club.  Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services.  The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members.  The Company does not market automobile club memberships to non-borrowers but occasionally sells memberships to non-borrowers.

The table below shows the types of insurance and ancillary products the Company offers by state as of March 31, 2017:

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

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S. branches.  The Company prepared approximately 72,000, 63,000 and 56,000 returns in fiscal years 2017, 2016 and 2015, respectively.   Net revenue generated by the Company from this program during fiscal 2017, 2016 and 2015 amounted to approximately $14.7 million, $11.9 million and $9.9 million, respectively.  The Company believes that this is a beneficial service for its existing customer base, as well as non-loan customers, and it plans to continue to promote this program.

Prior to the third quarter of fiscal 2015, the Company's World Class Buying Club program offered certain electronic products and appliances to its borrowers in Texas, Georgia, Tennessee, New Mexico, and Missouri. Borrowers participating in this program could purchase a product from a limited selection of items maintained in the branches or offered through a catalog available at a branch and could finance the purchase with a retail installment sales contract provided by the Company. Other than the limited product samples maintained in the branches, products sold through this program were shipped directly by the suppliers to the Company's customers and, accordingly, the Company was not required to maintain a large inventory to support the program. The Company decided to wind down the World Class Buying Club program during our fiscal 2015 third quarter. As of March 31, 2015, the Company no longer finances the purchase of products through the program. We will continue to service the outstanding retail installment sales contracts.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2008 through 2017:

	At March 31,
State	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
South Carolina	9%	9%	10%	11%	11%	11%	12%	12%	11%	12%
Georgia	13	12	12	12	13	13	13	14	14	15
Texas	16	17	18	19	19	19	19	20	21	22
Oklahoma	6	7	7	6	6	6	7	6	6	5
Louisiana	2	2	2	2	2	2	2	2	3	3
Tennessee	12	12	12	12	13	14	14	14	14	14
Illinois	6	6	6	7	6	7	6	6	6	6
Missouri	6	7	7	6	6	6	6	6	6	6
New Mexico	2	2	2	2	2	2	2	3	3	3
Kentucky	9	9	9	8	9	9	9	9	9	9
Alabama	4	5	5	4	4	4	4	4	4	3
Wisconsin (1)	1	1	1	1	1	1	—	—	—	—
Indiana (2)	2	1	1	1	—	—	—	—	—	—
Mississippi (3)	1	—	—	—	—	—	—	—	—	—
Idaho (4)	—	—	—	—	—	—	—	—	—	—
Mexico (5)	11	10	8	9	8	6	6	4	3	2
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	The Company commenced operations in Wisconsin in December 2010.

(2)	The Company commenced operations in Indiana in September 2012.

(3)	The Company commenced operations in Mississippi in September 2013.

(4)	The Company commenced operations in Idaho in October 2014.

(5)	The Company commenced operations in Mexico in September 2005.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2017:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
South Carolina	69,000	$1,332	$91,910
Georgia	88,567	1,555	137,737
Texas	194,093	922	178,969
Oklahoma	49,495	1,359	67,288
Louisiana	23,779	861	20,476
Tennessee	83,862	1,474	123,621
Illinois	41,402	1,538	63,666
Missouri	37,806	1,644	62,144
New Mexico	19,651	992	19,490
Kentucky	57,435	1,592	91,442
Alabama	43,965	1,013	44,532
Wisconsin	11,478	1,313	15,066
Indiana	14,025	1,213	17,010
Mississippi	10,368	622	6,448
Idaho	5,022	700	3,516
Mexico	159,982	728	116,489
Total	909,930	$1,165	$1,059,804

The following table sets forth the amounts and percentages of our total revenues from customers in the United States and from customers in Mexico.

	Year ended March 31,
	2017		2016		2015
United States	92.3%	$490,821,420	92.4%	515,300,873	91.4%	557,818,594
Mexico	7.7%	$40,913,304	7.6%	42,174,834	8.6%	52,394,282

For further information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors−We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” “−Our operations in Mexico are subject to the risks inherent in conducting operations internationally and in Mexico, and any further expansion into Mexico would increase these risks and could contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “−Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk−Foreign Currency Exchange Rate Risk.” For additional financial information regarding our two reportable segments, refer to Note 17−Segments in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

In fiscal 2017, approximately 79.7% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity.  In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan.  This, in turn, may increase the fees and other income realized for a particular customer.  For fiscal 2017, 2016 and 2015, the percentages of the Company's loan originations that were refinancings of existing loans were 66.8%, 69.4% and 71.5%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards.  Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk.  A delinquent loan may generally be refinanced only if the customer has made payments which, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan.  The Company does not allow the amount of the new loan to exceed the original amount of the existing loan.  The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses.  These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.  Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.2% of the Company’s loan volume in fiscal 2017.

To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems.  Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached.  The Company expanded our centralized collections in fiscal 2017 focusing on customers who have become more than 90 days past due on a recency basis. In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin, Kentucky, Indiana and Idaho the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes, and rarely attempts to foreclose on collateral.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.  Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums.  In fiscal 2017, the captive insurance subsidiary reinsured approximately 9.5% of the credit insurance sold by the Company and contributed approximately $1.6 million to the Company's total revenue.

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

Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level.  At least six times per fiscal year, district supervisors examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management.  At least once per year, each branch undergoes an audit by the Company's internal auditors.  These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are generally staffed with two to four employees.  The branch manager supervises operations of the branch and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended.  Each branch generally has one or two branch service representatives who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, in collection efforts, and in marketing activities.  Larger branches may employ additional branch service representatives.

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

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit.  The Company obtains or acquires mailing lists from third party sources.  In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company also advertises across digital, by email and to existing customers via SMS/text.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit.  Advertising expenses as a percent of revenue were approximately 3.4%, 3.0%, and 2.8% in fiscal 2017, 2016, and 2015, respectively.

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

Employees.  As of March 31, 2017, the Company had 3,621 U.S. employees, none of whom were represented by labor unions and 1,230 employees in Mexico, all of whom were represented by a Mexico-based labor union.  The Company considers its relations with its associates to be good.  The Company seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership have been promoted from within.

Executive Officers of the Company.  The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below.  The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement or removal.

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

Janet Lewis Matricciani (49)	Chief Executive Officer
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

John L. Calmes Jr. (37)	Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief Financial Officer and Treasurer since November 2015; Vice President, Chief Financial Officer and Treasurer since December 2013; Director of Finance – Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

Tara E. Bullock (45)	Senior Vice President, Secretary and General Counsel
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

D. Clinton Dyer (44)	Executive Vice President, Branch Operations
Executive Vice President of Branch Operations since September 2016; Senior Vice President, Southeastern Division November 2015 to September 2016; Senior Vice President, Central Division June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Jeff L. Tinney (55)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001.

Erik T. Brown (44)	Senior Vice President, Central Division	Senior Vice President, Central Division since November 2015; Vice President of Operations, Missouri July 2005 to November 2015; District Supervisor November 2003 to July 2005.

Jackie C. Willyard (54)	Senior Vice President, South Eastern Division	Senior Vice President, South Eastern Division since September 2016; Vice President of Operations, Kentucky from August 2003 to September 2016.

Ricardo Cavazos (45)	Senior Vice President, Mexico
Senior Vice President, Mexico Operations since June 1, 2016; Managing Vice President from April 2014 to May 2016; Vice President of Operations from May 2011 to July 2014; Vice President of Operations (Training/Sales Support - WAC de Mexico) from February 2010 to April 2011.

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

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a material adverse impact on our operations and ability to continue to conduct business in the relevant state.  Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations.  For example, in Missouri, following a 2013 failed ballot initiative, the same proponents again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations. The proponents of the rate cap did not obtain sufficient signatures on this initiative to have it placed on the November 2014 election ballot. A similar attempt to introduce rate cap legislation was initiated in New Mexico, but was tabled in early February 2015 by a legislative committee. There can be no assurance that proponents of these or similar initiatives will not pursue them and be successful in the future.

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

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity became organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexican law provides for administrative regulation of companies which are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”).  CONDUSEF, among other things, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among other things, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing.  Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs. Due to anti-money laundering laws, we are now being reviewed by the National Banking and Securities Commission ("CNBV") for compliance with anti-money laundering regulations.  The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations control over the state statutes with respect to the consumer loan operations of SOFOM, ENRs.

Our Mexican operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls. The anti-corruption provisions of the FCPA are enforced by the U.S. Department of Justice (“DOJ”). In addition, the SEC requires strict compliance with the accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA can expose the Company and/or individual employees to potentially severe criminal and civil penalties. Such penalties, if assessed, may have a material adverse effect on our business, financial condition, and results of operations. As discussed under Item 1A, “Risk Factors−We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” and Part I, Item 3, “Legal Proceedings−Internal Investigation” in this Annual Report on Form 10-K, the Company has retained outside counsel and forensic accountants to conduct an internal investigation of certain transactions and payments in Mexico that potentially implicate the FCPA, including the books and records provisions.

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

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to continue to be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The Dodd-Frank Act also authorizes the CFPB, under certain conditions, to issue regulations regarding the use of arbitration agreements in consumer financial markets. In May 2016, the CFPB proposed rules that would eliminate the use of class action waivers in pre-dispute arbitration agreements. If the CFPB adopts a final rule, it would be effective 211 days after publication. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, in June 2016 in connection with the CFPB’s discussion of a proposed rulemaking initiative described below, the CFPB stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority.

On June 2, 2016, the CFPB announced proposed rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in annualized percentage rate of interest (“APR”) in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. The CFPB’s “longer-term” credit proposals seek to address a concern that consumers suffer harm if lenders fail to reasonably underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require a lender to consider and verify the amount and timing of the consumer's income, the consumer's major financial obligations, and the consumer's borrowing history prior to making a covered loan. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing: (i) the borrower was delinquent by more than seven days or had recently been delinquent on an outstanding loan within the past 30 days; (ii) the borrower stated or indicated an inability to make a scheduled payment within the past 30 days; (iii) the refinancing would result in the first scheduled payment to be due in a longer period of time than between the time of refinancing the loan and the next regularly scheduled payment on the outstanding loan; or (iv) the refinancing would not provide the consumer a disbursement of funds or an amount that would not substantially exceed the amount of payment due on the outstanding loan within 30 days of refinancing. To overcome this presumption of inability to repay, the lender would have to verify an improvement in the borrower’s financial capacity to indicate an ability to repay the additional extension of credit. These proposals are subject to possible change before any final rules would be issued and implemented, and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

In July 2015, the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers,” which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the APR exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Additionally, the Final Rule prohibits creditors from entering into any credit transactions with covered borrowers that use the title of a vehicle as security for the credit obligation. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. As such, effective September 1, 2016, the Company elected to no longer make loans to covered borrowers (active duty military personnel and their dependents) due to these new restrictions in the law. The Company believes the implementation of the Final Rule will not adversely affect its operations or financial condition.

We are currently under investigation by the CFPB, and any adverse finding, allegation, or exercise of enforcement or regulatory discretion by the CFPB could materially and adversely affect our business, financial condition, results of operations or ability to operate our business as we currently do.

As previously disclosed, on March 12, 2014, we received a Civil Investigative Demand (“CID”) from the CFPB. The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories to and written reports related to loans made by the Company and numerous other aspects of the Company’s business.

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

We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity.

We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. As discussed in Part I, Item 3, “Legal Proceedings−Internal Investigation,” in this Annual Report on Form 10-K, we are conducting an internal investigation of certain transactions and payments in Mexico that potentially implicate the FCPA, including the books and records provisions of the FCPA. In addition, we have informed the DOJ and the SEC of these matters and intend to fully cooperate with these agencies in their review.

If violations of the FCPA occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company.

Detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. While we are currently unable to predict what actions the DOJ, SEC, or other governmental agencies (including governmental agencies in Mexico) might take, or what the likely outcome of any such actions might be, such actions, fines, and/or penalties could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation, or a settlement thereof, may give rise to an event of default under the agreement governing our revolving credit facility, which could have a material adverse effect on our liquidity. See Part I, Item 1A, “Risk Factors−The terms of our debt limit how we conduct business.”

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

Changes in the state laws under which we currently operate or the enactment of new laws governing our operations resulting from state political activities and legislative or regulatory initiatives could have a material adverse effect on all aspects of our business in a particular state. As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business—Government Regulation—State Legislation” and “—Federal Legislation,” and Part I, Item 1A,“Risk Factors,” for more information regarding this legislation and related risks.

Passage of adverse legislation, such as rate caps on financial lending products or similar initiatives, in any of the states in which we operate could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by such changes. We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate the Company’s lending practices, operations, profitability or prospects.

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

Our operations in Mexico are subject to the risks inherent in conducting operations internationally and in Mexico, and any further expansion into Mexico would increase these risks and could contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Our operations in Mexico accounted for 7.7% of our revenues during fiscal 2017 and 11.0% of our gross loans receivable at March 31, 2017 and expose our business to risks inherent in conducting international operations, including potential FCPA compliance risks, currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance. In particular, political and social unrest in Mexico, coupled with a unionized labor structure that effectively gives labor unions control over repayment of funds remitted from our customers who borrow under our payroll deduction loan product in Mexico, create risks of non-payment or delinquent payment of these funds collected through the labor unions. If we are unable to resolve any such possible issues and persuade the unions to remit these type of payments, our revenues, delinquencies and charge-off rates from our Mexican operations could be materially and adversely affected. Any further expansion into Mexico would increase these risks and could contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

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

Our revolving credit agreement allowed us to borrow up to $370.0 million through March 31, 2017 and was subsequently amended in May 2017 to, among other things extend the term through June 15, 2019 and increase the aggregate commitments to $480.0 million. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation.  If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future.  If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms.  Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. As of March 31, 2017, we had approximately $295.1 million of total debt outstanding and a total debt to shareholders equity ratio of approximately 0.6 to 1. The substantial amount of our debt could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;

•	a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;

•	we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement bear interest at variable rates, as may any future debt that we incur;

•	we could be more vulnerable to adverse developments in our industry or in general economic conditions;

•	we may be restricted from taking advantage of business opportunities or making strategic acquisitions; and

•	we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	we may have difficulty satisfying our obligations under the debt if accelerated upon the occurrence of an event of default.

We may incur substantially more debt and other liabilities. This could exacerbate further the risks associated with our current debt levels.

We may be able to incur substantial additional debt in the future. Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as may any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2017, we had $74.3 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

A portion of our total assets at March 31, 2017 is comprised of goodwill.  Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired.  Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in significant goodwill impairment charges.

If we fail to remediate the identified material weaknesses and maintain appropriate controls and procedures, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, financial condition, and the trading price of our common stock.

As disclosed in Part II, Item 9A, “Controls and Procedures” below, our management identified material weaknesses in our internal control over financial reporting due to control design gaps in the Company’s accounts payable environment related to vendor management and payments processes and in the Company’s entity level control environment related to adherence to foreign laws and regulations and corporate governance of the Company’s Mexico subsidiary. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Remediation of the material weaknesses will require our management to devote significant time and incur significant expense. If we fail to remediate our material weaknesses, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC. Any such consequence or other negative effect could adversely affect our operations, financial condition, and the trading price of our common stock.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2017 among our branch employees was approximately 38.1%.  This turnover increases our cost of operations and makes it more difficult to operate our branches.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

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
New accounting rules or regulations, changes to existing accounting rules or regulations and changing interpretations of existing rules and regulations have been issued or occurred and may continue to be issued or occur in the future. Our methodology for valuing our receivables and otherwise accounting for our business is subject to change depending upon the changes in, and interpretation of, accounting rules, regulations, or interpretations. Any such changes to accounting rules, regulations or interpretations could negatively affect our reported results of operations and could negatively affect our financial condition through increased cost of compliance.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of May 5, 2017, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 31.1% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facilities of approximately 42,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch.  As of March 31, 2017, the Company had 1,327 branches, most of which are leased pursuant to short-term operating leases.  During the fiscal year ended March 31, 2017, total lease expense was approximately $26.9 million, or an average of approximately $20,239 per branch.  The Company's leases generally provide for an initial three- to five-year term with renewal options.  The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings.  Branches in the U.S. and Mexico generally have an average size of 1,590 square feet.

Item 3.	Legal Proceedings

Internal Investigation

As previously reported, the Company is conducting an internal investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees. The Company has retained outside legal counsel and forensic accountants to lead the investigation.

The Company commissioned the internal investigation in March 2017 after its independent registered public accounting firm received an anonymous letter regarding compliance matters, which letter was then forwarded to the Audit Committee of the Company’s Board of Directors. The Audit Committee reviewed and considered the complaint, and the Company promptly commenced its investigation under the oversight of the Audit Committee.

The internal investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. A conclusion cannot be drawn at this time as to whether either agency will open a proceeding to investigate the matter or, if a proceeding is opened, what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors-We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity” and “−The terms of our debt limit how we conduct our business” in this Annual Report on Form 10-K for additional information.

In June 2017, we held discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government[; the amount of the actual liability for any fines, penalties, disgorgement, or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date]. To be updated as appropriate pending any recognition of accruals.

CFPB Investigation

As previously disclosed, on March 12, 2014 the Company received a CID from the CFPB. The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business.

Also, as previously disclosed, on August 7, 2015, the Company received a letter from the CFPB’s Enforcement Office notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the staff of CFPB’s Enforcement Office is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Enforcement Office expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it. The Company understands that a NORA Letter is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced.

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

Shareholder Complaints

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the "Edna Epstein Putative Class Action"), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint, as currently amended, alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received above-referenced CID from the CFPB (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company's receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company's common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys' fees. The Company denied that the claims had any merit and opposed certification of the proposed class.

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The settlement will resolve the claims asserted against all defendants in the action. The terms agreed upon by the parties contemplate a settlement payment to the class of $16 million, all of which will be funded by the Company’s directors and officers (D&O) liability insurance carriers. The settlement is subject to formal documentation and court approval. Neither the Company nor any of its present or former officers have admitted any wrongdoing or liability in connection with the settlement.

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

(i)
that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders regarding the Company’s loan growth, loan renewals, allowances for loan losses, revenue sources, revenue growth, compliance with U.S. generally accepted accounting principles ("GAAP"), and the sufficiency of the Company’s internal controls and accounting procedures;

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

The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. On February 28, 2017, the Court entered an order dismissing the derivative litigation. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit on March 27, 2017.

On June 14, 2017, following mediation, the parties reached an agreement in principle to settle the derivative litigation . The settlement will resolve the claims asserted against all defendants in the action. The settlement provides that the Company will adopt certain corporate governance practices and pay plaintiffs’ attorney’s fees and expenses in an amount approved by the court not to exceed $475,000, which fees and expenses will be funded by the Company’s directors and officers (D&O) liability insurance carriers. The settlement is subject to formal documentation and court approval. Neither the Company nor any of its present or former directors and officers have admitted any wrongdoing or liability in connection with the settlement.

General

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ and is currently listed on the NASDAQ Global Select Market ("NASDAQ") under the symbol WRLD.  As of June 22, 2017, there were 54 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock.  Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market.  In the future, the Company's Board of Directors may determine whether or not to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors.  In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2017, the Company had $6.5 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization.  The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company did not purchase any shares of the Company’s common stock during the three month period ended March 31, 2017.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years.  The last reported sale price on June 22, 2017 was $73.14.

Market Price of Common Stock
Fiscal 2017
Quarter	High	Low
First	$46.24	$32.40
Second	55.43	42.33
Third	68.69	43.50
Fourth	68.83	42.01

Market Price of Common Stock
Fiscal 2016
Quarter	High	Low
First	$96.23	$60.33
Second	62.67	25.30
Third	47.81	25.58
Fourth	41.13	26.87

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except number of branches and per share information)	Years Ended March 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Interest and fee income	$468,759	$495,133	$524,277	$523,770	$485,414
Insurance commissions and other income	62,975	62,342	85,936	75,493	78,222
Total revenues	531,734	557,475	610,213	599,263	563,636
Provision for loan losses	128,572	123,598	118,830	126,575	114,323
General and administrative expenses	267,661	269,140	292,052	281,248	265,629
Interest expense	21,504	26,849	23,301	21,195	17,394
Total expenses	417,737	419,587	434,183	429,018	397,346
Income before income taxes	113,997	137,888	176,030	170,245	166,290
Income taxes	40,397	50,493	65,197	63,636	62,201
Net income	$73,600	$87,395	$110,833	$106,609	$104,089
Net income per common share (basic)	$8.45	$10.12	$12.12	$9.80	$8.18
Basic weighted average shares	8,706	8,636	9,146	10,877	12,728
Net income per common share (diluted)	$8.38	$10.05	$11.90	$9.60	$8.00
Diluted weighted average shares	8,778	8,692	9,317	11,106	13,003
Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$767,896	$776,305	$812,743	$813,920	$782,096
Allowance for loan losses	(72,195)	(69,566)	(70,438)	(63,255)	(59,981)
Loans receivable, net	695,701	706,739	742,305	750,665	722,115
Total assets	800,589	806,219	866,131	850,028	809,325
Long-term debt	295,136	374,685	501,150	505,500	400,250
Total debt	295,136	374,685	501,150	505,500	400,250
Shareholders' equity	461,064	391,902	315,568	307,355	366,396
Other Operating Data:
As a percentage of average loans receivable, net:
Provision for loan losses	16.1%	14.8%	13.9%	15.1%	14.6%
Net charge-offs	15.7%	14.8%	12.9%	14.7%	13.9%
Number of branches open at year-end	1,327	1,339	1,320	1,271	1,203

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses.  Since March 31, 2015, gross loans receivable have decreased at a 2.29% annual compounded rate from $1.11 billion to $1.06 billion at March 31, 2017.  The decrease over this period reflects the lower volume of loans generated through the Company's existing branches partially offset by the contribution of loans generated from new branches opened over the period.  We believe that the lower volume of loans generated through the Company's existing branches is the result of increased competition in the small-loan consumer finance industry as well as the improving financial situation of our average customer's household due to lower gasoline prices and lower unemployment. During the two-year period beginning March 31, 2015, the Company has grown from 1,320 branches to 1,327 branches as of March 31,

2017.  During fiscal 2018, the Company currently plans to open or acquire approximately 25 new branches in the United States and evaluate acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. branches.  The Company prepared approximately 72,000, 63,000 and 56,000 returns in each of the fiscal years 2017, 2016 and 2015, respectively.  Revenues from the Company’s tax preparation business amounted to approximately $14.7 million, a 23.3% increase over the $11.9 million earned during fiscal 2016.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2017	2016	2015
	(Dollars in thousands)
Average gross loans receivable (1)	$1,100,700	$1,147,956	$1,174,391
Average net loans receivable (2)	$796,642	$834,964	$856,712
Expenses as a percentage of total revenues:
Provision for loan losses	24.2%	22.2%	19.5%
General and administrative	50.3%	48.3%	47.9%
Total interest expense	4.0%	4.8%	3.8%
Operating margin (3)	25.5%	29.6%	32.7%
Return on average assets	8.8%	10.1%	12.5%
Branches opened (merged) or acquired, net	(12)	19	49
Total branches (at period end)	1,327	1,339	1,320

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating margin is computed as total revenues less provision for loan losses and general and administrative expenses as a percentage of total revenues.

Comparison of Fiscal 2017 Versus Fiscal 2016

Net income was $73.6 million during fiscal 2017, a 15.8% decrease from the $87.4 million earned during fiscal 2016.  Operating income (revenues less provision for loan losses and general and administrative expenses) decreased $29.2 million due to a $26.4 million decrease in interest and fee income and a $5.0 million increase in provision expense offset by a $1.5 million decrease in general and administrative expenses. Net income was also impacted by a $10.1 million decrease in income tax expense and a $5.3 million decrease in interest expense.

Total revenues decreased to $531.7 million in fiscal 2017, a $25.7 million, or 4.6%, decrease from the $557.5 million in fiscal 2016.  Revenues from the 1,258 branches open throughout both fiscal years decreased by 3.38%.  At March 31, 2017, the Company had 1,327 branches in operation, a decrease of 12 branches from March 31, 2016. The decrease was the result of merging 44 branches into existing branches, partially offset by opening 18 new branches and acquiring 14 branches.

Interest and fee income during fiscal 2017 decreased by $26.4 million, or 5.3%, from fiscal 2016.  We experienced a 4.6% decrease in our average net loans receivable. Interest and fee income for the year was also negatively impacted by a decrease in loan volumes. However, origination volume improved throughout the year and increased when comparing the fourth quarter of 2017 to the fourth quarter of 2016. Revenues from our Mexican operations were negatively impacted by a fluctuation in the exchange rate year over year. The fluctuation in the exchange rate had a negative impact of approximately $6.4 million on fiscal 2017’s revenue compared to the prior year.

Insurance commissions and other income increased by $0.6 million, or 1.0%, over the two fiscal years.  Insurance commissions decreased by $2.5 million, or 5.8%, when comparing the two fiscal years due to the decrease in loan volume in states where our insurance product is available to our customers. Other income increased by $3.1 million, or 16.5%, when comparing the two fiscal years due mainly from an increase in tax return income of $2.8 million.

The provision for loan losses during fiscal 2017 increased by $5.0 million, or 4.0%, from the previous year.  This increase resulted from an increase in the amount of loans charged off as well as an increase in the amount of loans that were fully reserved during the year. Net charge-offs for fiscal 2017 amounted to $125.4 million, a 1.5% increase over the $123.6 million charged off during fiscal 2016. We believe that the increase in charge-offs is the result of ceasing all in-person visits to delinquent borrowers in December 2015. Accounts that were 60 days or more past due were 5.5% and 4.7% on a recency basis, and were 7.8% and 7.1% on a contractual basis at March 31, 2017 and March 31, 2016, respectively. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.9% at March 31, 2017 compared to 6.4% at March 31, 2016. During the fiscal 2017, the Company also had an increase in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans increased from 14.8% during fiscal 2016 to 15.7% during fiscal 2017. During fiscal 2017, the Company had a charge-off ratio of 15.7%, which is elevated compared to historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007, the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008.  In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 13.9% in fiscal 2013 and increased to 14.7% in fiscal 2014.

General and administrative expenses during fiscal 2017 decreased by $1.5 million, or 0.5%, over the previous fiscal year. Personnel expense only increased $2.4 million despite the prior year benefiting from the release of $11.4 million of expense previously accrued for long-term equity incentive awards. Other expense decreased due to $1.2 million of expense related to a planned bond offering that was not completed being recorded in fiscal 2016 as well as a $1.5 million decrease in mileage expense. Occupancy and equipment expense decreased due to a $1.3 million loss taken as a result of the sale of the corporate jet in fiscal 2016. General and administrative expenses, when divided by average open branches, increased 0.4% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 50.3% in fiscal 2017 from 48.3% in fiscal 2016.

Interest expense decreased by $5.3 million, or 19.9%, during fiscal 2017, as compared to the previous fiscal year as a result of a 3.6% decrease in the effective rate and a decrease in average debt outstanding of 24.1%.

Income tax expense decreased $10.1 million, or 20.0%, primarily from a decrease in pre-tax income.  The effective tax rate decreased to 35.4% for fiscal 2017 compared to 36.6% for fiscal 2016. The decrease was primarily due to a reduction in state tax expense related to the Company's settlement with a state taxing authority during the current year.

Comparison of Fiscal 2016 Versus Fiscal 2015

Net income was $87.4 million during fiscal 2016, a 21.1% decrease from the $110.8 million earned during fiscal 2015. The decrease in net income was significantly impacted by a $10.0 million after-tax gain realized during fiscal 2015 from the sale of previously charged-off accounts that was not repeated in fiscal 2016 Operating income (revenues less provision for loan losses and general and administrative expenses) excluding the impact of the charge-off sale decreased $18.6 million due to a $29.1 million decrease in interest and fee income and a $4.8 million increase in provision expense offset by a $22.9 million decrease in general and administrative expenses. Net income was also impacted by a $14.7 million decrease in income tax expense and a $3.5 million increase in interest expense.

Total revenues decreased to $557.5 million in fiscal 2016, a $52.7 million, or 8.6%, decrease from the $610.2 million in fiscal 2015. Revenues from the 1,233 branches open throughout both fiscal years decreased by 6.9%. At March 31, 2016, the Company had 1,339 branches in operation, an increase of 19 branches from March 31, 2015.

Interest and fee income during fiscal 2016 decreased by $29.1 million, or 5.6%, from fiscal 2015. We experienced a 3.3% decrease in our average net loans receivable less loans that are 60 days or more contractually past due when comparing two corresponding periods for our U.S. and traditional Mexican loans. The accrual of interest is discontinued when a loan becomes 60 days or more past the contractual due date and all unpaid accrued interest is reversed against interest income. Interest and fee income for the year was also negatively impacted by a continued decrease in volumes. Revenues from our Mexican operations were negatively impacted by a fluctuation in the exchange rate year over year. The fluctuation in the exchange rate had a negative impact of approximately $8.9 million on fiscal 2016’s revenue compared to the prior year. The percentage of loans outstanding that represent larger loans including sales finance loans has decreased from 40.5% at March 31, 2015 to 40.2% at March 31, 2016.

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

The provision for loan losses during fiscal 2016 increased by $4.8 million, or 4.0%, from the previous year. This increase resulted from an increase in the amount of loans charged off offset by a decrease in the general reserve associated with slower growth during the current fiscal year. Net charge-offs for fiscal 2016 amounted to $123.6 million, an 11.7% increase over the $110.6 million charged off during fiscal 2015. We believe that the increase in charge-offs is the result of ceasing all in-person visits to delinquent borrowers in December 2015. Accounts that were 60 days or more past due were 4.7% and 4.3% on a recency basis, and were 7.1% and 7.0% on a contractual basis at March 31, 2016 and March 31, 2015. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.4% at March 31, 2016 compared to 6.1% at March 31, 2015. During the fiscal 2016, the Company has also had an increase in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans increased from 12.9% during fiscal 2015 to 14.8% during fiscal 2016. The net charge-off ratio for fiscal 2015 benefited from a change in branch level incentives during the year. The change allows managers to continue collection efforts on accounts that are 91 days or more past due, without having their monthly bonus negatively impacted. As expected, this resulted in an increase in accounts 91 days or more past due and lower charge-offs during fiscal 2015. We estimate the net charge-off ratio would have been approximately 14.1% for fiscal 2015 excluding the impact of the change. Fiscal 2016's charge-off ratio of 14.8% and the estimated fiscal 2015 charge-off ratio of 14.1% are in line with historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007, the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law but returned to 14.5% in fiscal 2008. In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 13.9% in fiscal 2013 and increased to 14.7% in fiscal 2014. The current year change-off rate did benefit from the sale of $3.2 million of previously charged off accounts. We do not currently plan to continue the sale of charged-off accounts; however, we may consider selling charged off accounts again at some point in the future.

General and administrative expenses during fiscal 2016 decreased by $22.9 million, or 7.8%, over the previous fiscal year. General and administrative expenses were impacted in the current period by the overall decrease in share based compensation as well as the release of expense previously accrued under the Group B performance based restricted stock awards. The Company determined that the earnings per share targets associated with the Group B stock awards were not achievable during the measurement period which ends on March 31, 2017. During the fourth quarter, the Compensation Committee of the Board of Directors amended the awards allowing 25% of the Group B awards to vest for certain officers. The officers were required to forfeit their remaining Group B shares as a part of the amendment. The net release resulted in a decrease in personnel expense of approximately $7.7 million. General and administrative expenses also decreased approximately $1.2 million due to the reversal of long-term equity incentive accruals resulting from the resignation of a former Senior Vice President during the year. This was partially offset by the accrual of approximately $400,000 of severance-related expenses. The Company also reversed approximately $2.5 million for certain long-term equity incentive accruals related to the retirement of the former CEO on September 30, 2015. The Company recorded an additional $1.2 million of expense related to a planned bond offering that was not completed and a $1.3 million loss taken as a result of the sale of the corporate jet. General and administrative expenses, when divided by average open branches, decreased 11.0% when comparing the two fiscal years and, overall, general and administrative expenses as a percent of total revenues increased to 48.3% in fiscal 2016 from 47.9% in fiscal 2015.

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

Regulatory Matters

Internal Investigation

As disclosed in Part I, Item 3, “Legal Proceedings−Internal Investigation” above, the Company is conducting an internal investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The internal investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. A conclusion cannot be drawn at this time as to whether either agency will open a proceeding to investigate the matter or, if a proceeding is opened, what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors-We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity” and “−The terms of our debt limit how we conduct our business” in this Annual Report on Form 10-K for additional information.

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

CFPB Proposed Rulemaking Initiative

On June 2, 2016, the CFPB announced proposed rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The proposal would cover short-term loans with a contractual term of 45 days or less, as well as “longer-term loans” with a term of longer than 45 days with an all-in APR in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or the right to collect repayment from the consumer’s bank account or paycheck. The CFPB’s “longer-term” credit proposals seek to address a concern that consumers suffer harm if lenders fail to reasonably underwrite loans but take a security interest in the consumer’s vehicle or access to repayment from a consumer’s account or wages. Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an APR within the scope of the proposal. The proposals would require a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without reborrowing or defaulting. The proposals would require a lender to consider and verify the amount and timing of the consumer's income, the consumer's major financial obligations, and the consumer's borrowing history prior to making a covered loan. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposals would include a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing: (i) the borrower was delinquent by more than seven days or had recently been delinquent on an outstanding loan within the past 30 days; (ii) the borrower stated or indicated an inability to make a scheduled payment within the past 30 days; (iii) the refinancing would result in the first scheduled payment to be due in a longer period of time than between the time of refinancing the loan and the next regularly scheduled payment on the outstanding loan; or (iv) the refinancing would not provide the consumer a disbursement of funds or an amount that would not substantially exceed the amount of payment due on the outstanding loan within 30 days of refinancing. To overcome this presumption of inability to repay, the lender would have to verify an improvement in the borrower’s financial capacity to indicate an ability to repay the additional extension of credit. These proposals are subject to possible change before any final rules would be issued and implemented and we cannot predict what the ultimate rulemaking will provide. The Company does not believe that these proposals as currently described by the CFPB would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, there can be no assurance that these proposals for longer-term loans, if and when implemented in final rulemaking, would not require changes to the Company’s practices and procedures for such loans that could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any final rulemaking also could have effects beyond those contemplated in the initial proposal that could further materially and adversely impact our business and operations.

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

Military Lending Act

In July 2015, the Department of Defense (the “DoD”) amended its regulations implementing the Military Lending Act (the “MLA”) by issuing final regulations (the “Final Rule”). Prior MLA regulations prohibited creditors from making payday loans, non-purchase money motor vehicle title loans with a term of less than 181 days, and refund anticipation loans to “covered borrowers,” which includes members of the armed forces (i) on active duty; (ii) on active Guard and Reserve Duty; and (iii) their dependents if the APR exceeded 36%. The Company did not make any of the loans covered under the prior MLA regulations. However, the Final Rule expands the MLA and its 36% APR cap to cover a broader range of credit products. The Final Rule covers credit offered or extended to a “covered borrower” primarily for personal, family, or household purposes that is either subject to a finance charge or payable by a written agreement in more than four installments. The Final Rule mandates, among other things, that a creditor must provide both oral and written disclosures, including an all-inclusive APR referred to as the Military Annual Percentage Rate (“MAPR”), and must not require arbitration in agreements with “covered borrowers." Additionally, the Final Rule prohibits creditors from entering into any credit transactions with covered borrowers that use the title of a vehicle as security for the credit obligation. Creditors may elect to check a borrower’s status as a “covered borrower” either in a database maintained by the DoD or through a nationwide consumer reporting agency before entering into a consumer credit transaction. Doing so provides a creditor with a legally conclusive determination as to the borrower’s status and affords the creditor a safe harbor from liability as to the “covered borrower” determination. While the Final Rule became effective on October 1, 2015, the limitations in the Final Rule apply only to consumer credit transactions or accounts for consumer credit consummated or established on or after October 3, 2016. As such, effective September 1, 2016, the Company elected to no longer make loans to covered borrowers (active duty military personnel and their dependents) due to these new restrictions in the law. The Company believes the implementation of the Final Rule will not adversely affect its operations or financial condition.

New Mexico Rate Cap Bills

On December 15, 2016, a bill was pre-filed in the New Mexico State Senate, which, if enacted, would place a 36% rate cap on any contract for the extension of credit entered into after July 1, 2017. This initiative was tabled in early February 2015 by a legislative committee. If similar legislation is passed in any of the states in which we operate, it could materially and adversely affect, or in the worst case eliminate, the Company’s lending practices, operations, profitability or prospects. The Company, through its state and federal trade associations, worked to oppose this legislation; however, it is uncertain whether these efforts will be successful in preventing the passage of similar legislation in the future. As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business - Government Regulation - State Legislation” and “- Federal Legislation,” and Part I, Item 1A,“Risk Factors,” for more information regarding this legislation and related risks.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry.  The significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1 to the Consolidated Financial Statements.  Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses.  As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations.  The Company considers its policies regarding the allowance for loan losses, share-based compensation, and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Loan Losses

The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to its loan portfolio.   The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  For additional discussion concerning the allowance for loan losses, see “Credit Quality” below.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2017, 2016, and 2015:

	At March 31,
	2017	2016	2015
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$25,824	$27,082	$26,028
91 days or more past due	56,809	48,495	51,133
Total	$82,633	$75,577	$77,161
Percentage of period-end gross loans receivable	7.8%	7.1%	7.0%

When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more were 6.9% at March 31, 2017. Our payroll deduct loans in Mexico are installment loans to union members where we have an agreement with the union to deduct the loan payment from the member's payroll and remit it on the members behalf to the Company. The additional administrative process, which is unique to the payroll deduct product, often results in a higher level of contractual delinquencies. However, the historical net charge-offs to average net loans are lower than the overall Company ratio. The payroll deduct loans have increased from 54.0% of our Mexican portfolio at March 31, 2016 to 59.3% at March 31, 2017.

In fiscal 2017 approximately 79.7% of the Company’s loans, based on accounts, were generated through refinancings of outstanding loans and the origination of new loans to previous customers.  A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer.  For fiscal 2017, 2016, and 2015, the percentages of the Company’s loan originations that were refinancings of existing loans were 66.8%, 69.4%, and 71.5%, respectively.  The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing.  A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis.  Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved.  It is the Company’s policy to not refinance delinquent loans in amounts greater than the original amounts financed.  In all cases, a customer must complete a new application every two years.  During fiscal 2017 and 2016, delinquent refinancings represented 1.2% and 1.4%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and less on loans made to former borrowers and refinancings.  As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category.  The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2017:

	Loan Volume by Category (by No. of Accounts)	Percent of Total Charge-offs (by No. of Accounts)	Charge-off as a Percent of Total Loans Made by Category (by No. of Accounts)
Refinancings	66.8%	68.1%	6.8%
Former borrowers	12.9%	8.9%	6.4%
New borrowers	20.3%	23.0%	12.9%
	100.0%	100.0%

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
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 13 months and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 7 months of average net charge-offs at March 31, 2017. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
A large percentage of loans that are charged off during any fiscal year are not on the Company's books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance due to the average life of the loan portfolio being less than twelve months, and that the method employed is in accordance with GAAP.
The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2017, 2016, and 2015:

	2017	2016	2015
Balance at beginning of period	$69,565,804	$70,437,988	$63,254,940
Provision for loan losses	128,572,162	123,598,318	118,829,863
Loan losses	(141,878,119)	(141,758,366)	(126,093,332)
Recoveries	16,519,929	18,196,110	15,467,059
Translation adjustment	(584,884)	(908,246)	(1,020,542)
Balance at end of period	$72,194,892	$69,565,804	$70,437,988

Allowance as a percentage of loans receivable, net of unearned and deferred fees	9.4%	9.0%	8.7%
Net charge-offs as a percentage of average net loans receivable (1)	15.7%	14.8%	12.9%
_______________________________________________________

(1)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2017 and 2016.

	At or for the Three Months Ended
	2017				2016
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$127,080	$129,269	$130,815	$144,571	$137,225	$136,412	$139,696	$144,143
Provision for loan losses	$32,014	$35,871	$39,985	$20,702	$26,228	$37,557	$35,441	$24,373
General and administrative expenses	$62,949	$63,456	$71,237	$70,020	$67,568	$63,436	$71,580	$66,555
Net income	$16,618	$15,491	$9,640	$31,851	$23,632	$19,187	$14,751	$29,826

Gross loans receivable	$1,087,502	$1,095,577	$1,165,009	$1,059,804	$1,150,669	$1,162,836	$1,219,209	$1,066,964
Number of branches open	1,324	1,322	1,323	1,327	1,331	1,346	1,350	1,339

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data and Note 1—Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock.  As the Company's gross loans receivable decreased from $1,112.3 million at March 31, 2014 to $1,059.8 million at March 31, 2017, net cash provided by operating activities for fiscal years 2017, 2016 and 2015 was $219.4 million, $206.1 million and $241.9 million, respectively.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017.

The Company plans to open or acquire approximately 25 branches in the United States during fiscal 2018.  Expenditures by the Company to open and furnish new branches averaged approximately $35,000 per branch during fiscal 2017.  New branches have generally required $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During fiscal 2017 the Company opened 18 new branches and merged 44 branches into existing ones.

The Company acquired 14 branches during fiscal 2017. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $550,000 letters of credit subfacility. At March 31, 2017 the aggregate commitments under the credit facility were $370.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In May 2017, the credit facility was amended to, among other things, extend the term through June 15, 2019 and increase the aggregate commitments to $480.0 million. For additional information on the May 2017 amendment to our credit facility, see Part II, Item 8, Footnote 18 "Subsequent Events" in the Notes to Consolidated Financial Statements for the year ended March 31, 2017.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%. For the year ended March 31, 2017, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.8%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2017, $295.1 million was outstanding under this facility, and there was $74.3 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $330.0 million plus 50% of the borrowers' consolidated net income for each fiscal year beginning with 2017, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

In addition, the agreement establishes a maximum specified level for the collateral performance indicator.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2017 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in Part I, Item 3, “Legal Proceedings−Internal Investigation,” such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

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

The following table summarizes the Company’s contractual obligations by period (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$312,967	$14,757	$298,211	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	48,172	23,883	22,053	2,028	208
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Total	$361,139	$38,640	$320,264	$2,028	$208

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2017, the Company had $6.5 million in aggregate remaining repurchase capacity under the
March 10, 2015 repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2017 our debt outstanding was $295.1 million and our shareholders' equity was $461.1 million resulting in a debt-to-equity ratio of 0.6:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Interest Rate Risk

As of March 31, 2017, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable, and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months.  Given the short-term nature of these loans, they are continually repriced at current market rates.  The Company’s outstanding debt under its revolving credit facility was $295.1 million at March 31, 2017.  Interest on borrowings under this facility is based on the rate of LIBOR plus 4.0% with a minimum rate of 5.0%

Based on the outstanding balance at March 31, 2017, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $2.9 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company has operated branches in Mexico since September 2005, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  Revenues from our non-U.S. operations accounted for approximately 7.7% and 7.6% of total revenues during the twelve month periods ended March 31, 2017 and 2016, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations results could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2017 was a loss of approximately $4.8 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $54.6 million and $51.3 million at March 31, 2017 and 2016, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2017
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$762,930,657	$767,895,481	$773,963,626
% change from base amount	(0.65)%	—	0.79%
$ change from base amount	$(4,964,824)	$—	$6,068,145
	As of March 31, 2016
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$771,643,968	$776,305,180	$782,002,237
% change from base amount	(0.60)%	—	0.73%
$ change from base amount	$(4,661,212)	$—	$5,697,057

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2017
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$73,072,121	$73,600,294	$74,245,840
% change from base amount	(0.72)%	—	0.88%
$ change from base amount	$(528,173)	$—	$645,546
	As of March 31, 2016
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$87,027,224	$87,395,557	$87,845,742
% change from base amount	(0.42)%	—	0.52%
$ change from base amount	$(368,333)	$—	$450,185

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
Cash and cash equivalents	$15,200,410	12,377,024
Gross loans receivable	1,059,804,132	1,066,964,342
Less:
Unearned interest, insurance and fees	(291,908,651)	(290,659,162)
Allowance for loan losses	(72,194,892)	(69,565,804)
Loans receivable, net	695,700,589	706,739,376
Property and equipment, net	24,184,207	25,296,913
Deferred income taxes, net	39,025,069	38,130,982
Other assets, net	13,797,098	14,636,573
Goodwill	6,067,220	6,121,458
Intangible assets, net	6,614,182	2,916,537
Total assets	$800,588,775	806,218,863

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	295,136,200	374,685,000
Income taxes payable	12,519,417	8,258,642
Accounts payable and accrued expenses	31,869,581	31,373,640
Total liabilities	339,525,198	414,317,282

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,782,949 and 8,812,250 shares at March 31, 2017 and March 31, 2016, respectively	—	—
Additional paid-in capital	144,241,105	138,835,064
Retained earnings	344,605,347	276,000,862
Accumulated other comprehensive loss	(27,782,875)	(22,934,345)
Total shareholders' equity	461,063,577	391,901,581
Commitments and contingencies

Total liabilities and shareholders' equity	$800,588,775	806,218,863

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2017	2016	2015
Revenues:
Interest and fee income	$468,759,262	$495,133,436	$524,277,341
Insurance income, net and other income	62,975,462	62,342,271	85,935,535
Total revenues	531,734,724	557,475,707	610,212,876

Expenses:
Provision for loan losses	128,572,162	123,598,318	118,829,863
General and administrative expenses:
Personnel	171,958,682	169,573,039	192,419,147
Occupancy and equipment	42,437,711	44,460,905	41,716,893
Advertising	17,866,422	16,863,076	17,299,665
Amortization of intangible assets	489,836	528,747	723,071
Other	34,908,572	37,713,908	39,892,743
Total general and administrative expenses	267,661,223	269,139,675	292,051,519

Interest expense	21,504,208	26,849,250	23,301,156
Total expenses	417,737,593	419,587,243	434,182,538

Income before income taxes	113,997,131	137,888,464	176,030,338
Income taxes	40,396,837	50,492,907	65,196,880
Net income	$73,600,294	$87,395,557	$110,833,458

Net income per common share:
Basic	$8.45	$10.12	$12.12
Diluted	$8.38	$10.05	$11.90

Weighted average common shares outstanding:
Basic	8,705,658	8,636,269	9,146,003
Diluted	8,778,044	8,692,191	9,316,629

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2017	2016	2015
Net income	$73,600,294	87,395,557	110,833,458
Foreign currency translation adjustments	(4,848,530)	(8,031,995)	(10,796,224)
Comprehensive income	$68,751,764	79,363,562	100,037,234

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2014	$118,365,503	193,095,944	(4,106,126)	307,355,321

Proceeds from exercise of stock options (159,348 shares), including tax benefits of $989,776	7,530,624	—	—	7,530,624
Common stock repurchases (1,432,058 shares)	—	(115,324,097)	—	(115,324,097)
Restricted common stock expense under stock option plan, net of cancellations ($303,818)	7,834,825	—	—	7,834,825
Stock option expense	8,133,812	—		8,133,812
Other comprehensive loss	—	—	(10,796,224)	(10,796,224)
Net income	—	110,833,458	—	110,833,458

Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—	—	3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,702 shares), including tax expense of -$565,162	595,343	—	—	595,343
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	1,320,036	—	—	1,320,036
Stock option expense	3,490,662	—		3,490,662
Other comprehensive loss	—	—	(4,848,530)	(4,848,530)
Net income	—	73,600,294	—	73,600,294

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2017	2016	2015
Cash flow from operating activities:
Net income	$73,600,294	87,395,557	110,833,458

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	489,836	528,747	723,071
Amortization of debt issuance costs	2,029,719	2,769,596	418,847
Provision for loan losses	128,572,162	123,598,318	118,829,863
Depreciation	6,918,525	6,503,561	6,538,638
Loss (gain) on sale of property and equipment	(29,583)	1,401,391	(42,506)
Deferred income tax benefit	(894,086)	(785,377)	(3,831,417)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	4,810,698	(6,356,767)	15,968,637
Gain on sale of finance receivables, net of buybacks	—	(1,474,182)	(16,027,999)
Change in accounts:
Other assets, net	492,233	1,923,196	(1,060,038)
Income taxes payable	4,277,275	(9,945,544)	8,494,879
Accounts payable and accrued expenses	(904,326)	511,863	1,041,341
Net cash provided by operating activities	219,362,747	206,070,359	241,886,774
Cash flows from investing activities:
Increase in loans receivable, net	(104,765,019)	(93,980,511)	(116,921,675)
Net assets acquired from branch acquisitions, primarily loans	(16,703,456)	(92,097)	(1,516,149)
Increase in intangible assets from acquisitions	(4,133,242)	(81,531)	(463,345)
Purchases of property and equipment	(6,813,582)	(8,654,804)	(8,586,963)
Proceeds from sale of property and equipment	801,797	889,946	399,306
Proceeds from sale of loan receivable, net of buybacks	—	26,218	18,880,496
Net cash used in investing activities	(131,613,502)	(101,892,779)	(108,208,330)
Cash flow from financing activities:
Borrowings from senior notes payable	274,901,200	295,095,000	310,721,600
Payments on senior notes payable	(354,450,000)	(421,560,000)	(315,071,600)
Debt issuance costs associated with senior notes payable	(201,200)	(5,500,000)	(337,500)
Proceeds from exercise of stock options	1,160,505	3,248,685	6,540,848
Repurchase of common stock	(4,995,809)	—	(115,324,097)
Excess tax benefit (expense) from exercise of stock options	(565,162)	78,382	989,776
Net cash used in financing activities	(84,150,466)	(128,637,933)	(112,480,973)
Effects of foreign currency fluctuations on cash and cash equivalents	(775,393)	(1,501,558)	(2,428,219)
Net change in cash and cash equivalents	2,823,386	(25,961,911)	18,769,252
Cash and cash equivalents at beginning of year	12,377,024	38,338,935	19,569,683
Cash and cash equivalents at end of year	$15,200,410	12,377,024	38,338,935
Supplemental Disclosures:
Interest paid during the year	$19,251,788	23,811,210	22,714,147
Income taxes paid during the year	$38,042,020	62,530,594	61,027,849

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

As of March 31, 2017, the Company operated 1,169 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, and Wisconsin.  Branches in the aforementioned states operate under one of the following names: Amicable Finance, Capitol Loans, Colonial Finance, Freeman Finance, General Credit, Local Loans, Midwestern Financial, Midwestern Loans, Personal Credit, People's Finance, World Acceptance, or World Finance. The Company also operated 158 branches in Mexico.  Branches in Mexico operate under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”).  Subsidiaries consist of operating entities in various states and Mexico, ParaData Financial Systems (a software company acquired during fiscal 1994), WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994) and Servicios World Acceptance Corporation de Mexico (a service company established in fiscal 2006).  All significant inter-company balances and transactions have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate while income and expense are translated at an average exchange rate for the period.  The resulting translation gains and losses are recognized as a component of equity in “Accumulated other comprehensive loss.”

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

The Company has two reportable segments, which are the U.S. and Mexico operating segments.  The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done in the existing branch network in conjunction with or as a complement to the lending operations.  There is no discrete financial information available for these activities and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments.

At March 31, 2017 and 2016, the Company's Mexico operations accounted for approximately 8.7% and 8.2% of total consolidated assets. Total revenues for the years ended March 31, 2017, 2016 and 2015 were $40.9 million, $42.2 million, $52.4 million, respectively, which represented 7.7%, 7.6%, and 8.6% of consolidated revenues, respectively.

For additional financial information regarding the results of our two reportable segments for each of the last three fiscal years, refer to Note 17—Segments in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2017 and 2016 the Company had $3.9 million and $2.2 million in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, Mississippi and Idaho.  In addition, the Company also originates consumer loans in Mexico.  During fiscal 2017, 2016 and 2015 the Company originated loans generally ranging up to $4,000, with terms of 42 months or less.  Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as a new loan.  Generally a customer must make multiple payments in order to qualify for refinancing.  Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds.  The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Gross loans receivable at March 31, 2017 and 2016 consisted of the following:

	2017	2016
Small loans (U.S.)	$630,802,614	650,494,287
Large loans (U.S.)	312,458,275	312,642,395
Sales finance loans (U.S.)	54,247	1,414,177
Payroll deduct "Viva" loans (Mexico)	69,087,314	55,276,506
Traditional installment loans (Mexico)	47,401,682	47,136,977
Total gross loans	$1,059,804,132	1,066,964,342

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

The Company generally offers its loans at the prevailing statutory rates for terms generally not to exceed 42 months.  Management believes that the carrying value approximates the fair value of its loan portfolio.

Nonaccrual Policy

The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced.

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

The Company's policy is to charge off loans at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported.  The Company's historical annual charge-off rate (net charge-offs as a percentage of average net loans receivable) for the past 10 years has ranged from 12.9% to 16.7% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due (151 days or more past due for payroll deduct loans).  In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy.  As of March 31, 2017, bankrupt accounts that had not been charged off were approximately $6.0 million.  Bankrupt accounts 91 days or more past due are reserved at 100% of the gross loan balance.  The Company also considers accounts 91 days or more past due (151 days or more past due for payroll deduct loans) as impaired, and the accounts are reserved at 100% of the gross loan balance.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 2 to 23 years with a weighted average of approximately 11 years.  Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5 years with a weighted average of approximately 4.9 years.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach.  The Company has two reporting units (U.S. and Mexico), and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable.  The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings.  The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets.  The Company did not record any impairment charges for the fiscal year ended 2017, 2016, or 2015.

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

At March 31, 2017, the Company had several share-based employee compensation plans, which are described more fully in Note 12.  The Company uses the modified prospective transition method in accordance with FASB ASC Topic 718. Under this method of transition, compensation cost recognized during fiscal years 2015, 2016, and 2017 was based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has elected to expense grants of awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Share Repurchases

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2017, the Company had $6.5 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2017 our debt outstanding was $295.1 million and our shareholders' equity was $461.1 million resulting in a debt-to-equity ratio of 0.6:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss).  The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit, such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2017, the Company operated in fifteen states in the United States as well as in Mexico. For the years ended March 31, 2017, 2016 and 2015, total revenue within the Company's four largest states (Texas, Tennessee, Georgia, South Carolina) accounted for approximately 53%, 53% and 54%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately $17.9 million, $16.9 million and $17.3 million for fiscal years 2017, 2016 and 2015, respectively.

Recently Adopted Accounting Standards

Accounting Changes

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2017-03, which, among other things, requires entities to make certain disclosures regarding their adoption of ASUs No. 2014-09, No. 2016-02, and No. 2016-13. The Update directs entities to evaluate the ASUs in question that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If an entity does not know or cannot reasonably estimate the impact that adoption of those ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, that entity should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have when adopted. Additional qualitative disclosures may include a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies. An entity should also describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. ASU No. 2017-03 was adopted March 31, 2017 with no impact on our consolidated financial statements except for the addition of certain disclosures as required.

Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board issued Accounting ASU No. 2015-09, which requires insurance entities to disclose for annual reporting periods the following information about the liability for unpaid claims and claim adjustment expenses:
1.Incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding.
2.A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses.
3.For each accident year presented of incurred claims development information, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses.
4.For each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information.
5.For all claims except health insurance claims, the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above.

ASU No. 2015-09 was adopted March 31, 2017 with no impact on our consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board issued Accounting ASU No. 2015-03, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit

Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting). ASU No. 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented on the balance sheet as an asset. ASU No. 2015-03 and No. 2015-15 were adopted April 1, 2016 with no impact on our consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 was adopted September 30, 2016 with no impact on our consolidated financial statements.

Recently Issued Accounting Standards to be Adopted

Scope of Modification Accounting

In May 2017, the Financial Accounting Standards Board issued ASU No. 2017-09, Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. According to ASU No. 2017-09 an entity should account for the effects of a modification unless all the following are met:
1.The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified.
2.The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments in this Update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendment addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice:
•Debt Prepayment or Debt Extinguishment Costs
•Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing
•Contingent Consideration Payments Made after a Business Combination
•Proceeds from the Settlement of Insurance Claims
•Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies
•Distributions Received from Equity Method Investees
•Beneficial Interests in Securitization Transactions
•Separately Identifiable Cash Flows and Application of the Predominance Principle

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. The adoption of this ASU could have a material impact on the provision for loan losses in the consolidated statements of operations and allowance for loan losses in the consolidated balance sheets.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective transition for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospective for accounting related to recognition of excess tax benefits, and either a prospective or retrospective method for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We have adopted the new standard effective April 1, 2017. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the we do not believe that this ASU will have a material effect on our consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We expect the standard to have an impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14 and ASU 2016-20, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the overall impact the adoption of this guidance will have on our consolidated financial statements. We believe the adoption of this update will not have a material impact on our consolidated financial statements due to our interest and fees income not being in the scope of this update.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2017, 2016, and 2015:

	2017	2016	2015
Balance at beginning of period	$69,565,804	70,437,988	63,254,940
Provision for loan losses	128,572,162	123,598,318	118,829,863
Loan losses	(141,878,119)	(141,758,366)	(126,093,332)
Recoveries	16,519,929	18,196,110	15,467,059
Translation adjustment	(584,884)	(908,246)	(1,020,542)
Balance at end of period	$72,194,892	69,565,804	70,437,988

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

March 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,903,728	—	4,903,728
Gross loans contractually delinquent	54,310,791	—	54,310,791
Loans not contractually delinquent and not in bankruptcy	—	1,000,589,613	1,000,589,613
Gross loan balance	59,214,519	1,000,589,613	1,059,804,132
Unearned interest and fees	(15,336,248)	(276,572,403)	(291,908,651)
Net loans	43,878,271	724,017,210	767,895,481
Allowance for loan losses	(39,182,951)	(33,011,941)	(72,194,892)
Loans, net of allowance for loan losses	$4,695,320	691,005,269	695,700,589

March 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,560,322	—	4,560,322
Gross loans contractually delinquent	46,373,923	—	46,373,923
Loans not contractually delinquent and not in bankruptcy	—	1,016,030,097	1,016,030,097
Gross loan balance	50,934,245	1,016,030,097	1,066,964,342
Unearned interest and fees	(12,726,898)	(277,932,264)	(290,659,162)
Net loans	38,207,347	738,097,833	776,305,180
Allowance for loan losses	(33,840,839)	(35,724,965)	(69,565,804)
Loans, net of allowance for loan losses	$4,366,508	702,372,868	706,739,376

The average net balance of impaired loans was $42.2 million, $41.2 million and $36.3 million respectively, for the years ended March 31, 2017, 2016 and 2015. It is not practicable to compute the amount of interest earned on impaired loans nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans are impaired.

The following is an assessment of the credit quality for the fiscal years indicated:

	March 31, 2017	March 31, 2016
Credit risk
Consumer loans- non-bankrupt accounts	$1,053,769,654	1,061,436,900
Consumer loans- bankrupt accounts	6,034,478	5,527,442
Total gross loans	$1,059,804,132	1,066,964,342

Consumer credit exposure
Credit risk profile based on payment activity, performing	$977,171,570	991,386,552
Contractual non-performing, 61 days or more delinquent (1)	82,632,562	75,577,790
Total gross loans	$1,059,804,132	1,066,964,342

Credit risk profile based on customer type
New borrower	$168,656,845	141,980,629
Former borrower	108,100,688	111,608,375
Refinance	765,373,325	793,913,695
Delinquent refinance	17,673,274	19,461,643
Total gross loans	$1,059,804,132	1,066,964,342
(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	March 31, 2017	March 31, 2016	March 31, 2015
Contractual basis:
30-60 days past due	$35,527,103	40,094,824	43,663,540
61-90 days past due	25,823,757	27,082,385	26,027,649
91 days or more past due	56,808,805	48,495,405	51,132,887
Total	$118,159,665	115,672,614	120,824,076

Percentage of period-end gross loans receivable	11.1%	10.8%	10.9%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2017	March 31, 2016
Land	$576,977	576,977
Building and leasehold improvements	21,410,067	20,790,360
Furniture and equipment	44,377,741	45,008,085
	66,364,785	66,375,422
Less accumulated depreciation and amortization	(42,180,578)	(41,078,509)
Total	$24,184,207	25,296,913

Depreciation expense was approximately $6.9 million, $6.5 million and $6.5 million for the years ended March 31, 2017, 2016 and 2015, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$26,678,992	(20,161,116)	6,517,876	$22,615,749	(19,759,253)	2,856,496
Value assigned to non-compete agreements	8,424,644	(8,328,338)	96,306	8,354,643	(8,294,602)	60,041
Total	$35,103,636	(28,489,454)	6,614,182	$30,970,392	(28,053,855)	2,916,537

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $2.4 million for 2018; $2.4 million for 2019; $0.4 million for 2020; $0.3 million for 2021; $0.3 million for 2022; and an aggregate of $0.8 million for the years thereafter.

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. See Part II, Item 8, Footnote 13 "Acquisitions" for further discussion of the Company's acquisitions.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2017 and 2016:

	2017	2016
Balance at beginning of year:
Goodwill	$6,146,851	6,146,851
Accumulated goodwill impairment losses	(25,393)	(25,393)

Goodwill acquired during the year	$—	—
Impairment losses	(54,238)	—
Balance at end of year:
Goodwill	$6,146,851	6,146,851
Accumulated goodwill impairment losses	(79,631)	(25,393)
Total	$6,067,220	6,121,458

The Company performed an annual impairment test during the fourth quarters of fiscal 2017 and 2016, and determined that none of the recorded goodwill was impaired. However, the Company did merge one branch during fiscal 2017 that had goodwill associated with it. The goodwill associated with that branch, which was immaterial on a consolidated level, was written off.

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. See Part II, Item 8, Footnote 13 "Acquisitions" for further discussion of the Company's acquisitions.

(6)	Notes Payable

Senior Notes Payable Revolving Credit Facility

At March 31, 2017 the Company's notes payable consist of a $370.0 million senior revolving credit facility with borrowings of $295.1 million outstanding and $0.6 million standby letters of credit related to workers compensation outstanding. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of March 31, 2017, and they expire on December 31, 2017. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum of 5.0%.  For the years ended March 31, 2017, 2016 and 2015 the Company’s effective interest rate, including the commitment fee, was 5.8%, 5.6%, and 4.3% respectively, and the unused amount available under the revolver at March 31, 2017 was $74.3 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2018.

In May 2017, the credit facility was amended to, among other things, extend the term through June 15, 2019 and increase the aggregate commitments to $480.0 million. For additional information on the May 2017 amendment to our credit facility, see Part II, Item 8, Footnote 18 "Subsequent Events" in the Notes to Consolidated Financial Statements for the year ended March 31, 2017.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2017 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary)

which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described in Note 16, such violation may give rise to an event of default under the agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

Debt Maturities

As of March 31, 2017, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2017 were as follows:

2018	$—
2019	295,136,200
2020	—
2021	—
2022	—
Total future debt payments	$295,136,200

(7)	Insurance and Other Income

Insurance and other income for the years ending March 31, 2017, 2016 and 2015 consist of:

	2017	2016	2015
Insurance revenue	$40,848,245	43,346,884	47,822,485
Tax return preparation revenue	14,695,633	11,920,669	9,896,378
Auto club membership revenue	2,515,282	2,516,634	3,671,192
World Class Buying Club revenue	136	1,410	2,438,314
Net gain (loss) on sale of loans receivable	—	(1,572,536)	16,027,999
Other	4,916,166	6,129,210	6,079,167
Insurance and other income	$62,975,462	62,342,271	85,935,535

(8)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
Insurance premiums written	$5,673,653	6,197,928	6,804,275

Recoveries on claims paid	$1,165,092	1,125,524	1,128,347

Claims paid	$6,312,511	6,884,185	7,196,437

(9)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2017, are as follows:

2018	$23,882,791
2019	14,987,827
2020	7,065,190
2021	1,427,826
2022	599,993
Thereafter	207,928
Total future minimum lease payments	$48,171,555

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2017, 2016 and 2015, was approximately $26.9 million, $27.1 million and $26.0 million, respectively.

(10)Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2017
U.S. Federal	$34,930,677	(14,658)	34,916,019
State and local	3,215,621	25,852	3,241,473
Foreign	3,144,625	(905,280)	2,239,345
	$41,290,923	(894,086)	40,396,837

Year ended March 31, 2016
U.S. Federal	$44,781,123	(839,117)	43,942,006
State and local	4,866,596	169,985	5,036,581
Foreign	1,630,565	(116,245)	1,514,320
	$51,278,284	(785,377)	50,492,907

Year ended March 31, 2015
U.S. Federal	$61,284,205	(3,524,067)	57,760,138
State and local	6,112,487	(411,543)	5,700,944
Foreign	1,631,605	104,193	1,735,798
	$69,028,297	(3,831,417)	65,196,880

Income tax expense was $40,396,837, $50,492,907 and $65,196,880, for the years ended March 31, 2017, 2016 and 2015, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	2017	2016	2015
Expected income tax	$39,898,996	48,260,962	61,610,618
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,106,957	3,273,778	3,705,614
Insurance income exclusion	—	—	(73,826)
Uncertain tax positions	(1,015,222)	1,624,865	1,914,990
State tax adjustment for amended returns	238,301	(370,659)	—
Foreign income adjustments	(332,023)	(257,873)	(1,453,438)
Other, net	(500,172)	(2,038,166)	(507,078)
	$40,396,837	50,492,907	65,196,880

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$28,125,727	27,116,483
Unearned insurance commissions	12,419,811	12,840,362
Accrued expenses primarily related to employee benefits	15,849,041	13,743,022
Reserve for uncollectible interest	1,125,188	1,192,215
Other	—	259,822

Gross deferred tax assets	57,519,767	55,151,904
Less valuation allowance	(1,274)	(1,274)
Net deferred tax assets	57,518,493	55,150,630

Deferred tax liabilities:
Fair value adjustment for loans receivable	(9,450,239)	(9,269,247)
Property and equipment	(3,560,296)	(2,945,625)
Intangible assets	(2,341,393)	(2,050,975)
Deferred net loan origination costs	(1,985,387)	(1,977,619)
Prepaid expenses	(977,906)	(776,182)
Other	(178,203)	—
Gross deferred tax liabilities	(18,493,424)	(17,019,648)

Deferred income taxes, net	$39,025,069	38,130,982

The valuation allowance for deferred tax assets as of March 31, 2017, and 2016 was $1,274.  The valuation allowance against the total deferred tax assets as of March 31, 2017, and 2016 relates to the state of Colorado net operating losses in the amount of $54,318 which expires in 2025.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2017.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is required to assess whether the earnings of the Company's Mexican foreign subsidiary will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States. If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings. As of March 31, 2017, the Company has determined that approximately $26.1 million of cumulative undistributed net earnings, as well as the future net earnings, of the Mexican foreign subsidiaries will be permanently reinvested. At March 31, 2017, there was an unrecognized taxable temporary difference in the amount of $8.2 million related to investment in the Mexican subsidiaries.

As of March 31, 2017, 2016 and 2015, the Company had $8.9 million, $10.7 million and $8.6 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $7.2 million, $8.2 million and $6.6 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2017, 2016 and 2015 are presented below:

	2017	2016	2015
Unrecognized tax benefit balance beginning of year	$9,395,413	7,621,327	5,810,712
Gross increases for tax positions of current year	(237,746)	783,265	2,209,048
Gross increases for tax positions of prior years	637,166	1,798,505	—
Settlements with tax authorities	(2,403,982)	—	—
Lapse of statute of limitations	(125,885)	(807,684)	(398,433)
Unrecognized tax benefit balance end of year	$7,264,966	9,395,413	7,621,327

At March 31, 2017, approximately $4.4 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2017 and 2016, the Company had $1,641,916 and $1,312,129 accrued for gross interest, respectively, of which $658,891, $599,136, and $474,484 represented the current period expense for the periods ended March 31, 2017, 2016, and 2015.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

(11)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$73,600,294	8,705,658	$8.45

Effect of dilutive securities options and restricted stock	—	72,386

Diluted EPS
Income available to common shareholders including dilutive securities	$73,600,294	8,778,044	$8.38

	For the year ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$87,395,557	8,636,269	$10.12

Effect of dilutive securities options and restricted stock	—	55,922

Diluted EPS
Income available to common shareholders including dilutive securities	$87,395,557	8,692,191	$10.05

	For the year ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$110,833,458	9,146,003	$12.12

Effect of dilutive securities options and restricted stock	—	170,626

Diluted EPS
Income available to common shareholders including dilutive securities	$110,833,458	9,316,629	$11.90

Options to purchase 733,053, 825,505 and 543,879 shares of common stock at various prices were outstanding during the years ended March 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year.  The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation.  The Company's expense under this plan was $1,377,371, $1,453,468 and $1,470,600, for the years ended March 31, 2017, 2016 and 2015, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive.  The SERP is an unfunded plan, and as such, there are no specific assets set aside by the Company in connection with the establishment of the plan.  The executive has no rights under the agreement beyond those of a general creditor of the Company.  In May 2009 the Company instituted a second Supplemental Executive Retirement Plan to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age.  This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan.  For the years ended March 31, 2017, 2016 and 2015, contributions of $618,013, $1,796,998 and $642,710, respectively, were charged to expense related to the SERP. The unfunded liability was $8,447,283, $8,886,195 and $7,516,249, as of March 31, 2017, 2016 and 2015, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan.  Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan.  As of March 31, 2017 and 2016 no executive or director had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the grant date of the option.  At March 31, 2017 there were a total of 441,499 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2017, 2016 and 2015 was $22.25, $10.82 and $34.50 per share, respectively.  This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2017	2016	2015
Dividend yield	0%	0%	0%
Expected volatility	48.90%	41.41%	44.62%
Average risk-free interest rate	1.20%	1.38%	1.77%
Expected life	5.0 years	5.0 years	6.1 years

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

Option activity for the year ended March 31, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	950,651	$67.20
Granted	62,625	51.38
Exercised	(33,702)	34.43
Forfeited	(68,284)	64.72
Expired	(43,149)	71.10
Options outstanding, end of period	868,141	$67.33	6.32	$2,952,869
Options exercisable, end of period	553,541	$69.32	5.55	$1,439,488

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2017.  This amount will change as the stock's market price changes.  The total intrinsic value of options exercised during the periods ended March 31, 2017, 2016 and 2015 was as follows:

2017	2016	2015
$661,164	$2,445,011	$6,454,022

As of March 31, 2017, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $5.2 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock

During fiscal 2017, the Company granted 74,490 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $51.15. One-third of these awards will vest on each anniversary of the grant date over the next three years.

During fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of March 31, 2017 no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

Trailing 4 quarter EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$13.00	25%
$14.50	25%
$16.00	25%
$18.00	25%

During fiscal 2016 the Company determined that the earnings per share targets associated with the Group B stock awards were not achievable during the measurement period which ended on March 31, 2017. Subsequently, the Compensation and Stock Option Committee of the Board of Directors amended the awards allowing 25% of the Group B awards to vest for certain officers. The officers were required to forfeit their remaining Group B shares as a part of the amendment. FASB Topic ASC 718 defines a grant modification as a change in any of the terms or conditions of a stock-based compensation award to include accelerated vesting. The Company determined that since the Group B awards would not have otherwise vested pre-modification, the accelerated vesting qualified as a Type III modification. During the year ended March 31, 2016, the Company released approximately $9.7 million of compensation expense associated with the Group B awards, including $2.9 million related to the Type III modification.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $1.6 million, a net reduction in compensation expense of $8.0 million and compensation expense of $8.1 million for the years ended March 31, 2017, 2016 and 2015, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2017, there was approximately $3.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of March 31, 2017 and changes during the year ended March 31, 2017, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2016	93,550	$40.92
Granted during the period	74,490	51.15
Vested during the period	(20,589)	28.29
Forfeited during the period	(36,090)	62.49
Outstanding at March 31, 2017	111,361	$43.11

Total share-based compensation included as a component of net income during the years ended March 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$3,490,662	3,965,463	8,133,512
Share-based compensation related to restricted stock	1,604,257	(8,033,213)	8,138,643
Total share-based compensation related to equity classified awards	$5,094,919	(4,067,750)	16,272,155

(13)	Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2017, 2016 and 2015:

	2017	2016	2015
Number of branches acquired through business combinations	14	—	2
Number of asset purchases	—	1	3
Total acquisitions	14	1	5

Purchase price	$20,836,699	173,628	1,979,494
Tangible assets:
Loans receivable, net	16,617,242	92,097	1,512,149
Property and equipment	86,214	—	4,000
	16,703,456	92,097	1,516,149

Excess of purchase prices over carrying value of net tangible assets	$4,133,243	81,531	463,345

Customer lists	$4,063,243	76,531	284,014
Non-compete agreements	70,000	5,000	25,000
Goodwill	—	—	154,331

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition.  The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  The remainder is allocated to goodwill.  During the year ended March 31, 2017 the Company acquired fourteen branches through one business combination, as described below.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  In an asset purchase, no goodwill is recorded.  During the year ended March 31, 2017, the Company did not record any acquisitions as asset purchases.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance.  Given the short-term nature of these loans, generally 8 months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value.

Customer lists are valued with a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists. Customer lists are allocated at a branch level and are evaluated for impairment at a branch level when a triggering event occurs in accordance with FASB ASC Topic 360-10-05. If a triggering event occurs, the impairment loss to the customer list is generally the remaining unamortized customer list balance. In most acquisitions, the original fair value of the customer list allocated to an office is less than $100,000, and management believes that in the event a triggering event were to occur, the impairment loss to an unamortized customer list would be immaterial.

In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets, customer lists, and non-compete agreements is allocated to goodwill.

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. All acquired branches are located in the state of Georgia. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition as a business combination. In conjunction with the acquisition, the Company allocated the purchase price, tangible assets, and intangible assets among the acquired branches based on the fair values of their respective acquired assets. As of March 31, 2017 the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. The Company recorded no goodwill in its preliminary accounting for this acquisition.

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

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
The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2017		March 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$15,200,410	$15,200,410	$12,377,024	$12,377,024
Level 3 inputs
Loans receivable, net	695,700,589	695,700,589	706,739,376	706,739,376
LIABILITIES
Level 3 inputs
Senior notes payable	295,136,200	295,136,200	374,685,000	374,685,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2017 and 2016.

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$127,080	129,269	130,815	144,571	137,225	136,412	139,696	144,143
Provision for loan losses	32,014	35,871	39,985	20,702	26,228	37,557	35,441	24,373
General and administrative expenses	62,949	63,456	71,237	70,020	67,568	63,436	71,580	66,555
Interest expense	5,586	5,519	5,274	5,125	5,472	7,269	7,149	6,959
Income tax expense	9,913	8,932	4,679	16,873	14,325	8,963	10,775	16,430
Net income	$16,618	15,491	9,640	31,851	23,632	19,187	14,751	29,826

Earnings per share:
Basic	$1.91	1.78	1.11	3.67	2.75	2.23	1.70	3.44
Diluted	$1.89	1.76	1.10	3.64	2.71	2.22	1.70	3.42

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

Internal Investigation

The Company is conducting an internal investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The internal investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. A conclusion cannot be drawn at this time as to whether either agency will open a proceeding to investigate the matter or, if a proceeding is opened, what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

In June 2017, we held discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government[; the amount of the actual liability for any fines, penalties, disgorgement, or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date]. To be updated as appropriate pending any recognition of accruals.

CFPB Investigation

As previously disclosed, on March 12, 2014, the Company received a CID from the Consumer Financial Protection Bureau CFPB. The stated purpose of the CID is to determine whether the Company has been or is “engaging in unlawful acts or practices in connection with the marketing, offering, or extension of credit in violation of Sections 1031 and 1036 of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536, the Truth in Lending Act, 15 U.S.C. §§ 1601, et seq., Regulation Z, 12 C.F.R. pt. 1026, or any other Federal consumer financial law” and “also to determine whether Bureau action to obtain legal or equitable relief would be in the public interest.” The Company responded, within the deadlines specified in the CID, to broad requests for production of documents, answers to interrogatories and written reports related to loans made by the Company and numerous other aspects of the Company’s business.

Also, as previously disclosed, on August 7, 2015, the Company received a letter from the CFPB’s Enforcement Office notifying the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the staff of CFPB’s Enforcement Office is considering recommending that the CFPB take legal action against the Company (the “NORA Letter”). The NORA Letter states that the staff of the CFPB’s Enforcement Office expects to allege that the Company violated the Consumer Financial Protection Act of 2010, 12 U.S.C. §5536. The NORA Letter confirms that the Company has the opportunity to make a NORA submission, which is a written statement setting forth any reasons of law or policy why the Company believes the CFPB should not take legal action against it. The Company understands that a NORA Letter is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced.

The Company has made NORA submissions to the CFPB's Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business-Government Regulation-Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A,”Risk Factors,” for more information regarding these regulations and related risks.

Shareholder Complaints

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the “Edna Epstein Putative Class Action”), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints have been filed by the plaintiffs, and several other motions have been filed in the proceedings. The complaint, as currently amended, alleges that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB, (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings, and (iii) additional allegations regarding, among other things, the Company’s receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint seeks class certification for a class consisting of all persons who purchased or otherwise acquired the Company’s common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys’ fees. The Company denied that the claims had any merit and opposed certification of the proposed class.

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The settlement will resolve the claims asserted against all defendants in the action. The terms agreed upon by the parties contemplate a settlement payment to the class of $16 million, all of which will be funded by the Company’s directors and officers (D&O) liability insurance carriers. The settlement is subject to formal documentation and court approval. Neither the Company nor any of its present or former officers have admitted any wrongdoing or liability in connection with the settlement.

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

(i)
that the defendants breached their fiduciary duties by disseminating false and misleading information to the Company’s shareholders regarding the Company’s loan growth, loan renewals, allowances for loan losses, revenue sources, revenue growth, compliance with U.S. generally accepted accounting principles ("GAAP"), and the sufficiency of the Company’s internal controls and accounting procedures;

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

The consolidated complaint seeks, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. On February 28, 2017, the Court entered an order dismissing the derivative litigation. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit on March 27, 2017.

On June 14, 2017, following mediation, the parties reached an agreement in principle to settle the derivative litigation. The settlement will resolve the claims asserted against all defendants in the action. The settlement provides that the Company will adopt certain corporate governance practices and pay plaintiffs’ attorney’s fees and expenses in an amount approved by the court not to exceed $475,000, which fees and expenses will be funded by the Company’s directors and officers (D&O) liability insurance carriers. The settlement is subject to formal documentation and court approval. Neither the Company nor any of its present or former directors and officers have admitted any wrongdoing or liability in connection with the settlement.

General

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

(17)	Segments

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer qualifies as the CODM.

Management believes there are four possible approaches to consider when determining the Company’s operating segments: by nationality, by division, by business line, and by function. In all, these approaches present a total of 13 unique entity components. Of the 13 unique entity components, Management has determined that only the U.S. and Mexico components meet the tests in ASC 280-10-50-1 to be classified as operating segments. The U.S. component is housed within the Nationality approach while the Mexico component is shared by the Nationality and Division approaches.

At March 31, 2017 only the U.S. operating segment meets one or more of the quantitative thresholds that trigger separately disclosed reporting. However, Management believes separately disclosed information about the Mexico operating segment would be useful to readers of the financial statements. Therefore, the Company has two reportable segments, which are the U.S. and Mexico components.

The following table presents operating results for the Company’s two reportable segments:

	For the Year Ended March 31,
	2017	2016	2015
Revenues:
U.S.	$490,821,420	515,300,873	557,818,594
Mexico	40,913,304	42,174,834	52,394,282
Consolidated revenues	531,734,724	557,475,707	610,212,876

Provision for loan losses:
U.S.	$119,095,712	114,427,629	107,223,759
Mexico	9,476,450	9,170,689	11,606,104
Consolidated provision for loan losses	128,572,162	123,598,318	118,829,863

General and administrative expenses:(1)
U.S.	$244,753,946	244,370,502	263,166,854
Mexico	22,907,277	24,769,173	28,884,665
Consolidated general and administrative expenses	267,661,223	269,139,675	292,051,519

Interest expense:(2)
U.S.	$21,504,208	26,849,250	23,301,156
Mexico	—	—	—
Consolidated interest expense	21,504,208	26,849,250	23,301,156

Income tax expense:
U.S.	$38,157,492	48,978,587	63,461,082
Mexico	2,239,345	1,514,320	1,735,798
Consolidated income tax expense	40,396,837	50,492,907	65,196,880

Net income:
U.S.	$67,310,062	80,674,905	100,665,743
Mexico	6,290,232	6,720,652	10,167,715
Consolidated net income	73,600,294	87,395,557	110,833,458

(1) In accordance with transfer pricing agreements between the segments, the Mexico segment reimburses the U.S. segment for personnel-related and other administrative costs incurred by the U.S. for the benefit of Mexico. For fiscal years 2017, 2016, and 2015 these charges totaled $0.4 million, $2.7 million, and $2.8 million, respectively.
(2) In accordance with the Company's revolving credit facility, substantially all of the Company’s assets, excluding the Company’s Mexico subsidiaries, are pledged as collateral. Any working capital contributions made by the U.S. to Mexico are treated as contributions of capital. Therefore, the Mexico segment incurs no interest expense.

The following table presents long-lived assets (other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets)
for the Company’s two reportable segments:

	March 31,
	2017	2016
Total long-lived assets
U.S.	$20,724,777	21,300,123
Mexico	3,459,430	3,996,790
Consolidated total assets	24,184,207	25,296,913

The following table presents total assets for the Company’s two reportable segments:

	March 31,
	2017	2016
Total assets
U.S.	$730,985,558	739,870,383
Mexico	69,603,217	66,348,480
Consolidated total assets	800,588,775	806,218,863

(18)	Subsequent Events

Eleventh Amendment to Amended and Restated Revolving Credit Facility

On May 8, 2017, the Company entered into an eleventh amendment (the “Eleventh Amendment”) to the Amended and Restated Revolving Credit Agreement, originally dated as of September 17, 2010 (as cumulatively amended, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Collateral Agent.

The Eleventh Amendment amends the Revolving Credit Agreement to, among other things: (i) extend the maturity date under the Revolving Credit Agreement from June 15, 2018 to June 15, 2019; (ii) increase the commitments under the Revolving Credit Agreement from $370.0 million to $480.0 million; (iii) reduce the maximum permissible ratio of total debt to consolidated adjusted net worth from 2.75 to 1.0 to 2.0 to 1.0; (iv) further narrow the definition of “Eligible Finance Receivables;” (v) expand the circumstances under which the Company may make restricted payments by allowing for certain share repurchases in an aggregate amount of up to 50% of consolidated adjusted net income in any fiscal year, commencing with the fiscal year ending March 31, 2017; and (vi) restrict certain bulk purchases of finance receivables by the Company. In addition, pursuant to the Eleventh Amendment, Bank United, N.A. became a lender under the Revolving Credit Agreement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of internal control over financial reporting as of March 31, 2017.  Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2017 was not effective.

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

We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Acceptance Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), World Acceptance Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 29, 2017 expressed an opinion that World Acceptance Corporation and subsidiaries had not maintained effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Raleigh, North Carolina
June 29, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
World Acceptance Corporation and subsidiaries

We have audited World Acceptance Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. World Acceptance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. There were control design gaps in the Company’s accounts payable environment related to vendor management and payment processes in Mexico and in the Company’s entity level control environment related to adherence to U.S. and foreign laws and regulations, including the FCPA, and corporate governance of the Mexico operations. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the March 31, 2017 consolidated financial statements, and this report does not affect our report dated June 29, 2017 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, World Acceptance Corporation and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Acceptance Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017 and our report dated June 29, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Raleigh, North Carolina
June 29, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accounting firm to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

However, giving full consideration to the material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses described below, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K. We reviewed the results of management’s assessment with the Audit Compliance Committee of our Board of Directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During our assessment of the effectiveness of our internal control over financial reporting, our management identified material weaknesses due to control design gaps in the Company’s accounts payable environment related to vendor management and payments processes in Mexico and in the Company’s entity level control environment related to adherence to U.S. and foreign laws and regulations, including the FCPA, and corporate governance of the Company’s Mexico subsidiary.

Our independent registered public accounting firm, RSM US LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. RSM US LLP has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

Remediation Plan

We cannot yet estimate when the material weaknesses in our internal control over financial reporting will be fully remediated as our internal investigation is ongoing. However, we are actively remediating the identified material weaknesses and have identified the following preliminary steps:

•	identify and make appropriate personnel changes;

•
implement a new accounts payable system for the management of vendors and payments in Mexico, including requiring dual approval for all payments for legitimate and legal union commissions and fees, with the assistance of an expert third-party contractor;

•	implement a new vendor management policy, with the assistance of outside counsel in Mexico;

•
revamp, update, and expand our Code of Business Conduct and Ethics and overall compliance policies and procedures, including implementing new internal controls around key laws and regulations related to our foreign subsidiaries to require review of employee training on an annual basis to verify that it is up to date and designed appropriately;

•	develop and implement new and/or additional policies and trainings for compliance with anti-bribery, anti-corruption, and anti-money laundering laws and regulations;

•	implement a new compliance management system with a legal/regulatory risk assessment for all of our subsidiaries, including in Mexico;

•	reorganize the organizational structure of non-operational Mexico management; and

•	include the Senior Vice President-Mexico as a member of the Disclosure Committee and require periodic certifications that the signer is not aware of any inappropriate payments to government officials.

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

Information contained under the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference in response to this Item 10.  The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation

Information contained under the captions “Corporate Governance,” “Executive Compensation,” “Director Compensation,” and “Compensation Discussion and Analysis” is incorporated herein by reference in response to this Item 11. The “Report of the Compensation Committee,” which shall be deemed furnished, but not filed herewith, is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information contained under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the caption “Proposal 6 - Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report under Item 8.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2017 and 2016

Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(a)(2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements.

(a)(3)    Exhibits

The list of exhibits filed as a part of this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b)    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)    Separate Financial Statements and Schedules

Financial statement schedules have been omitted since the required information is included in our Consolidated Financial
Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By:	/s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
	Date:	June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Janet Lewis Matricciani		/s/ John L. Calmes, Jr.
Janet Lewis Matricciani		John L. Calmes, Jr.
Chief Executive Officer and a Director		Senior Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	June 29, 2017	Date:	June 29, 2017

/s/ Ken R. Bramlett, Jr.		/s/ James R. Gilreath
Ken R. Bramlett, Jr.		James R. Gilreath
Chairman of the Board of Directors and a Director		Director
Date:	June 29, 2017	Date:	June 29, 2017

/s/ Scott J. Vassalluzzo		/s/ Charles D. Way
Scott J. Vassalluzzo		Charles D. Way
Director		Director
Date:	June 29, 2017	Date:	June 29, 2017

/s/ Darrell Whitaker
Darrell Whitaker
Director
Date:	June 29, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended		S-8	3.1	7-29-03
3.2	Fifth Amended and Restated Bylaws of the Company		8-K	3.1	2-22-17
4.1	Specimen Share Certificate		S-1A	4.1	10-28-91
4.2	Articles of Amendment to the Company's Second Amended and Restated Articles of Incorporation, amending Articles 3, 4 and 5		S-8	3.1	7-29-03
4.3	Amended and Restated Revolving Credit Agreement, dated September 17, 2010		8-K	10.1	9-21-10
4.4	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of August 31, 2011		8-K	10.1	9-1-11
4.5	Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of as of May 1, 2012		8-K	10.1	5-1-12
4.6	Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of November 19, 2012		8-K	10.1	11-20-12
4.7	Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 6, 2013		8-K	10.1	9-9-13
4.8	Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of March 17, 2014		8-K	10.1	3-19-14
4.9	Sixth Amendment to the Amended and Restated Revolving Credit Agreement, date as of November 18, 2014		8-K	10.1	11-20-14
4.10	Seventh Amendment to the Amended and Restated Revolving Credit Agreement, dated as of April 6, 2015		8-K	10.1	4-7-15
4.11	Eighth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 8, 2015		8-K	10.1	5-8-15
4.12	Ninth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of June 23, 2015		8-K	10.1	6-24-15
4.13	Tenth Amendment to Amended and Restated Revolving Credit Agreement, dated as of July 12, 2016		8-K	10.1	7-14-16
4.14	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017		8-K	10.1	5-8-17
4.15	Amended and Restated Company Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010		8-K	10.2	9-21-10
4.16	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)		8-K	10.3	9-21-10
4.17	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)		8-K	10.4	9-21-10
10.1+	Retirement Agreement dated September 30, 2015, by and between the Company and A. Alexander McLean III		8-K	99.1	10-1-15
10.2+	Employment Agreement of Javier Sauza, effective as of June 1, 2008		10-K	10.4	5-29-09
10.3+	Supplemental Income Plan		10-K	10.7	6-29-00
10.4+	Second Amendment to the Company’s Supplemental Income Plan		10-Q	10.18	2-1-08
10.5+	Board of Directors Deferred Compensation Plan		10-K	10.6	6-29-00
10.6+	Second Amendment to the Company’s Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	2-1-08
10.7+	2002 Stock Option Plan of the Company		DEF 14A	Appendix A	7-1-02
10.8+	First Amendment to the Company’s 2002 Stock Option Plan		10-Q	10.11	2-1-08
10.9+	2005 Stock Option Plan of the Company		DEF 14A	Appendix B	2-1-08

10.10+	First Amendment to the Company’s 2005 Stock Option Plan		10-Q	10.12	2-1-08
10.11+	The Company’s Executive Incentive Plan		10-K	10.6	6-29-94
10.12+	The Company’s Retirement Savings Plan		S-8	4.1	10-18-96
10.13+	The Company Retirement Savings Plan Fifth Amendment		10-Q	10.1	2-2-09
10.14+	Executive Deferral Plan		10-K	10.12	6-29-01
10.15+	Second Amendment to the Company’s Executive Deferral Plan		10-Q	10.14	2-1-08
10.16+	First Amended and Restated Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	2-1-08
10.17+	First Amended and Restated 2005 Executive Deferral Plan		10-Q	10.17	2-1-08
10.18+	Second Amended and Restated Company 2005 Supplemental Income Plan		10-Q	10.15	2-1-08
10.19+	2008 Stock Option Plan of the Company		DEF 14A	Appendix A	6-30-08
10.20+	2009 Supplemental Income Plan		10-Q	10.1	6-30-09
10.21+	2011 Stock Option Plan of the Company		DEF 14A	Appendix A	6-29-11
10.22+	Form of Stock Option Agreement		8-K	99.1	12-10-12
10.23+	Form of Restricted Stock Award Agreement (Group A)		8-K	99.2	12-10-12
10.24+	Form of Restricted Stock Award Agreement (Group B)		8-K	99.3	12-10-12
10.25+	Agreement between the Company and James Dan Walters, effective July 10, 2015		8-K	99.1	7-15-15
10.26+	Form of Executive Restricted Stock Award Agreement, dated October 1, 2015		8-K	99.2	10-1-15
10.27+	Employment Agreement, dated November 19, 2015, by and between the Company and Janet L. Matricciani		8-K	10.1	11-24-15
10.28+	Employment Agreement dated November 19, 2015, by and between the Company and John L. Calmes, Jr.		8-K	10.2	11-24-15
10.29+	Form of Restricted Stock Award Agreement Amendment		8-K	10.1	3-22-16
10.30+	Employment Agreement dated February 10, 2016, by and between the Company and Tara E. Bullock (formerly Tara E. Trantham)		10-K	10.31	6-1-16
10.31+	Employment Agreement by and between the Company and Daniel Clinton Dyer, dated as of September 1, 2016		8-K	10.1	9-1-16
10.32+	Employment Agreement by and between World Acceptance Corporation de Mexico, S. De R.L. De C.V. and Ricardo Cavazos Saldana, dated as of September 30, 2016		10-Q	10.3	11-4-16
14	Code of Ethics		10-K	14	6-14-04
21	Schedule of the Company’s Subsidiaries	*
23	Consent of RSM US LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016;
	(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015;
	(iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015;
	(iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015;

(v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015; and
(vi) Notes to Consolidated Financial Statements.

*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.