Form 10-Q
period 2017-06-30
WORLD ACCEPTANCE CORP
filed 2017-08-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

The number of outstanding shares of the issuer’s no par value common stock as of August 1, 2017 was 8,818,750.

 WORLD ACCEPTANCE CORPORATION
Form 10-Q

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to “fiscal 2018” are to the Company’s fiscal year ending March 31, 2018; all references in this report to “fiscal 2017” are to the Company's fiscal year ended March 31, 2017; and all references to “fiscal 2016” are to the Company’s fiscal year ended March 31, 2016.

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$14,542,511	$15,200,410
Gross loans receivable	1,110,371,985	1,059,804,132
Less:
Unearned interest, insurance and fees	(312,785,512)	(291,908,651)
Allowance for loan losses	(76,526,248)	(72,194,892)
Loans receivable, net	721,060,225	695,700,589
Property and equipment, net	24,400,625	24,184,207
Deferred income taxes, net	40,272,046	39,025,069
Other assets, net	13,471,542	13,797,098
Goodwill	8,432,463	6,067,220
Intangible assets, net	4,584,458	6,614,182
Total assets	$826,763,870	$800,588,775

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	300,550,000	295,136,200
Income taxes payable	15,008,259	12,519,417
Accounts payable and accrued expenses	32,743,097	31,869,581
Total liabilities	348,301,356	339,525,198

Commitments and contingencies (Note 10)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,816,250 and 8,782,949 shares at June 30, 2017 and March 31, 2017, respectively	—	—
Additional paid-in capital	153,113,397	144,241,105
Retained earnings	350,653,373	344,605,347
Accumulated other comprehensive loss	(25,304,256)	(27,782,875)
Total shareholders' equity	478,462,514	461,063,577

Total liabilities and shareholders' equity	$826,763,870	$800,588,775

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2017	2016
Revenues:
Interest and fee income	$115,638,541	114,044,807
Insurance income, net and other income	13,270,882	13,035,289
Total revenues	128,909,423	127,080,096

Expenses:
Provision for loan losses	30,840,058	32,014,277
General and administrative expenses:
Personnel	44,996,734	41,995,857
Occupancy and equipment	10,676,217	10,502,155
Advertising	4,923,822	2,351,145
Amortization of intangible assets	185,822	110,055
Other	12,134,494	7,989,293
Total general and administrative expenses	72,917,089	62,948,505

Interest expense	4,246,702	5,586,319
Total expenses	108,003,849	100,549,101

Income before income taxes	20,905,574	26,530,995

Income taxes	7,837,888	9,913,041

Net income	$13,067,686	16,617,954

Net income per common share:
Basic	$1.50	1.91
Diluted	$1.48	1.89

Weighted average common shares outstanding:
Basic	8,687,195	8,721,718
Diluted	8,826,595	8,770,374

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2017	2016

Net income	$13,067,686	$16,617,954
Foreign currency translation adjustments	2,478,619	(4,292,121)
Comprehensive income	$15,546,305	$12,325,833

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,702 shares), including tax expense of -$565,162	595,343	—	—	595,343
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	1,320,036	—	—	1,320,036
Stock option expense	3,490,662	—	—	3,490,662
Other comprehensive loss	—	—	(4,848,530)	(4,848,530)
Net income	—	73,600,294	—	73,600,294

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (92,029 shares)	5,334,886	—	—	5,334,886
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan	582,766	—	—	582,766
Stock option expense	549,311	—	—	549,311
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	2,478,619	2,478,619
Net income	—	13,067,686	—	13,067,686

Balances at June 30, 2017	$153,113,397	350,653,373	(25,304,256)	478,462,514

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2017	2016
Cash flow from operating activities:
Net income	$13,067,686	16,617,954
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	185,822	110,055
Amortization of debt issuance costs	238,963	703,721
Provision for loan losses	30,840,058	32,014,277
Depreciation	1,791,453	1,741,007
Loss on sale of property and equipment	61,639	39,885
Deferred income tax benefit	(985,424)	(1,607,396)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	1,132,077	553,526
Change in accounts:
Other assets, net	2,579,191	1,355,205
Income taxes payable	2,449,633	10,190,089
Accounts payable and accrued expenses	(1,272,161)	(5,996,755)
Net cash provided by operating activities	50,088,937	55,721,568
Cash flows from investing activities:
Increase in loans receivable, net	(51,779,690)	(42,167,594)
Net assets acquired from branch acquisitions, primarily loans	(2,309,245)	—
Increase in intangible assets from acquisitions	(521,342)	—
Purchases of property and equipment	(2,015,900)	(1,390,712)
Proceeds from sale of property and equipment	70,752	172,027
Net cash used in investing activities	(56,555,425)	(43,386,279)
Cash flow from financing activities:
Borrowings from senior notes payable	61,343,800	55,875,000
Payments on senior notes payable	(55,930,000)	(70,200,000)
Debt issuance costs associated with senior notes payable	(420,000)	—
Proceeds from exercise of stock options	5,334,886	166,857
Repurchase of common stock	(4,614,331)	—
Excess tax expense from exercise of stock options	—	(171,069)
Net cash provided by (used in) financing activities	5,714,355	(14,329,212)
Effects of exchange-rate changes on cash and cash equivalents	94,234	(259,326)
Net change in cash and cash equivalents	(657,899)	(2,253,249)
Cash and cash equivalents at beginning of period	15,200,410	12,377,024
Cash and cash equivalents at end of period	$14,542,511	10,123,775

Supplemental Disclosures:
Interest paid during the period	3,883,860	4,944,649
Income taxes paid during the period	6,375,281	1,501,419

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2017, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2017, and the results of operations and cash flows for the periods ended June 30, 2017 and 2016, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC.

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

Recently Adopted Accounting Standards

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies the amendments in this ASU became effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted ASU No. 2016-09 as of April 1, 2017. Adoption of the guidance impacted the Company's accounting practices in the following ways:

•
The Company elected to account for forfeitures as they occur, and, in accordance with the modified retrospective approach specified in ASU 2016-09, the Company recorded a cumulative effect reclassification between retained earnings and additional paid-in capital as of the beginning of the adoption year of approximately $2.4 million. The reclassification was needed to reflect deferred tax expense incurred prior to adoption, which had historically been charged to additional paid-in capital, in retained earnings.

•
The Company will recognize all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in the income statement. The Company will recognize excess tax benefits or shortfalls regardless of whether the transaction reduces taxes payable in the current period. The Company did not record a cumulative adjustment related to this guidance, which is consistent with the prospective approach specified in ASU 2016-09.

•
The Company will combine excess tax benefits from equity awards with other income tax cash flows and will classify such cash flows as an operating activity. The Company will classify cash paid when directly withholding shares for tax-withholding purposes as a financing activity. The Company will apply this guidance prospectively, as specified in ASU 2016-09.

The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. According to ASU No. 2017-09 an entity should account for the effects of a modification unless all the following are met:

1.	The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments in this Update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. Current GAAP does not specify the minimum inputs and processes required for a "set" of assets and activities to meet the definition of a business. That lack of clarity led to broad interpretations of the definition of a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. For public business entities the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. GAAP currently does not include specific guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities the amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendment addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice:

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. The adoption of this ASU could have a material impact on the provision for loan losses in the consolidated statements of operations and allowance for loan losses in the consolidated balance sheets.

Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the Company does not believe this ASU will have a material effect on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We expect the standard to have an impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14 and ASU 2016-20, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We believe the adoption of this update will not have a material impact on our consolidated financial statements due to our interest and fees income not being in the scope of this update.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2017		March 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$14,542,511	$14,542,511	$15,200,410	$15,200,410
Level 3 inputs
Loans receivable, net	721,060,225	721,060,225	695,700,589	695,700,589
LIABILITIES
Level 3 inputs
Senior notes payable	300,550,000	300,550,000	295,136,200	295,136,200

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017 or March 31, 2017.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	June 30, 2017	March 31, 2017	June 30, 2016

Small loans (U.S.)	$662,747,809	630,802,614	669,679,726
Large loans (U.S.)	318,923,824	312,458,275	315,551,585
Sales finance loans (U.S.)(1)	26,049	54,247	783,520
Payroll deduct "Viva" loans (Mexico)	78,585,491	69,087,314	56,866,053
Traditional installment loans (Mexico)	50,088,812	47,401,682	44,621,298
Total gross loans	$1,110,371,985	1,059,804,132	1,087,502,182

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2017	2016

Balance at beginning of period	$72,194,892	69,565,804
Provision for loan losses	30,840,058	32,014,277
Loan losses	(31,177,464)	(32,694,842)
Recoveries	4,208,634	3,722,398
Translation adjustment	460,128	(614,577)
Balance at end of period	$76,526,248	71,993,060

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,712,263	—	4,712,263
Gross loans contractually delinquent	55,434,126	—	55,434,126
Loans not contractually delinquent and not in bankruptcy	—	1,050,225,596	1,050,225,596
Gross loan balance	60,146,389	1,050,225,596	1,110,371,985
Unearned interest and fees	(15,137,719)	(297,647,793)	(312,785,512)
Net loans	45,008,670	752,577,803	797,586,473
Allowance for loan losses	(40,496,678)	(36,029,570)	(76,526,248)
Loans, net of allowance for loan losses	$4,511,992	716,548,233	721,060,225

March 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,903,728	—	4,903,728
Gross loans contractually delinquent	54,310,791	—	54,310,791
Loans not contractually delinquent and not in bankruptcy	—	1,000,589,613	1,000,589,613
Gross loan balance	59,214,519	1,000,589,613	1,059,804,132
Unearned interest and fees	(15,336,248)	(276,572,403)	(291,908,651)
Net loans	43,878,271	724,017,210	767,895,481
Allowance for loan losses	(39,182,951)	(33,011,941)	(72,194,892)
Loans, net of allowance for loan losses	$4,695,320	691,005,269	695,700,589

June 30, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,849,868	—	4,849,868
Gross loans contractually delinquent	46,926,272	—	46,926,272
Loans not contractually delinquent and not in bankruptcy	—	1,035,726,042	1,035,726,042
Gross loan balance	51,776,140	1,035,726,042	1,087,502,182
Unearned interest and fees	(12,655,577)	(289,436,429)	(302,092,006)
Net loans	39,120,563	746,289,613	785,410,176
Allowance for loan losses	(34,476,814)	(37,516,246)	(71,993,060)
Loans, net of allowance for loan losses	$4,643,749	708,773,367	713,417,116

The average net balance of impaired loans was $44.4 million and $38.7 million, respectively, for the three month periods ended June 30, 2017, and 2016. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	June 30, 2017	March 31, 2017	June 30, 2016
Credit risk
Consumer loans- non-bankrupt accounts	$1,104,398,706	1,053,769,654	1,081,650,322
Consumer loans- bankrupt accounts	5,973,279	6,034,478	5,851,860
Total gross loans	$1,110,371,985	1,059,804,132	1,087,502,182

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,026,753,933	977,171,570	1,011,083,612
Contractual non-performing, 60 or more days delinquent (1)	83,618,052	82,632,562	76,418,570
Total gross loans	$1,110,371,985	1,059,804,132	1,087,502,182

Credit risk profile based on customer type
New borrower	$172,300,783	168,656,845	137,421,921
Former borrower	124,325,111	108,100,688	121,314,533
Refinance	795,397,267	765,373,325	810,003,062
Delinquent refinance	18,348,824	17,673,274	18,762,666
Total gross loans	$1,110,371,985	1,059,804,132	1,087,502,182

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	June 30, 2017	March 31, 2017	June 30, 2016
Contractual basis:
30-59 days past due	$38,506,512	35,527,103	42,599,938
60-89 days past due	24,413,268	25,823,757	27,460,571
90 days or more past due	59,204,784	56,808,805	48,957,999
Total	$122,124,564	118,159,665	119,018,508

Percentage of period-end gross loans receivable	11.0%	11.1%	10.9%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2017	2016
Basic:
Weighted average common shares outstanding (denominator)	8,687,195	8,721,718

Diluted:
Weighted average common shares outstanding	8,687,195	8,721,718
Dilutive potential common shares stock options	139,400	48,656
Weighted average diluted shares outstanding (denominator)	8,826,595	8,770,374

Options to purchase 558,618 and 804,955 shares of common stock at various prices were outstanding during the three months ended June 30, 2017 and 2016 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, and a 2011 Stock Option Plan for the benefit of certain non-employee directors, officers, and key employees.  Under these plans, a total of 4,100,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors.  Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date.  At June 30, 2017, there were a total of 455,389 shares of common stock available for grant under the plans.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50.  FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their grant date fair values. The Company has applied the Black-Scholes valuation model in determining the grant date fair value of the stock option awards.  Compensation expense is recognized only for those options expected to vest.

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2017 and 2016 was $22.79 and $21.64, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2017	2016

Dividend Yield	—%	—%
Expected Volatility	50.33%	56.18%
Average risk-free rate	1.85%	1.37%
Expected Life	5.0 years	5.9 years

The expected stock price volatility is based on the historical volatility of the Company's common stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after the grant date. The risk-free rate reflects the interest rate at grant date on zero coupon U.S. governmental bonds having a remaining life similar to the expected option term.

Option activity for the three months ended June 30, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	868,141	$67.33
Granted during period	1,020	50.32
Exercised during period	(92,029)	57.97
Forfeited during period	(5,710)	61.48
Expired during period	(10,400)	78.86
Options outstanding, end of period	761,022	$68.33	6.3 years	$7,560,490
Options exercisable, end of period	452,416	$71.43	5.5 years	$3,149,591

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2017.  This amount will change as the market price of the common stock changes.  The total intrinsic value of options exercised during the periods ended June 30, 2017 and 2016 was as follows:

	June 30, 2017	June 30, 2016
Three months ended	$2,224,880	$87,477

As of June 30, 2017, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.5 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Restricted Stock

The Company has not granted any shares of restricted stock during fiscal 2018.

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

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of June 30, 2017, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2017, there was approximately $2.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.1 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2017, and changes during the three months ended June 30, 2017, are presented below:

	Shares	Weighted Average Fair Value at Grant Date
Outstanding at March 31, 2017	111,361	$43.11
Granted during the period	—	—
Vested during the period	(816)	43.49
Forfeited during the period	—	—
Outstanding at June 30, 2017	110,545	$43.11

Total share-based compensation included as a component of net income during the three-month periods ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,
	2017	2016
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	549,311	365,664
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	582,766	187,862
Total share-based compensation related to equity classified awards	1,132,077	553,526

NOTE 7 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the acquisition activity of the Company for the three months ended June 30, 2017.

Three months ended June 30,
2017
Acquisitions:
Number of branches acquired through business combinations	2
Number of loan portfolios acquired through asset purchases	8
Total acquisitions	10

Purchase price	$2,830,586

Tangible assets:
Loans receivable, net	2,309,245
Property and equipment	—
Total tangible assets	2,309,245

Excess of purchase prices over carrying value of net tangible assets	521,341

Customer lists	471,341
Non-compete agreements	50,000
Goodwill	—
Total intangible assets	$521,341

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition.  The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  The remainder is allocated to goodwill. During the three months ended June 30, 2017 the Company acquired 2 branches through one business combination, as described below.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  In an asset purchase, no goodwill is recorded.  During the three months ended June 30, 2017, the Company acquired 8 loan portfolios though one asset purchase, as described below.

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

On May 8, 2017, the Company completed an acquisition of two branches and eight loan portfolios from Texan Credit Corporation. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. All acquired branches and loan portfolios are located in the state of Texas. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the two branches as a business combination and the acquisition of the eight loan portfolios as an asset purchase. In conjunction with the acquisition, the Company allocated the purchase price and intangible assets among the acquired branches (and destination branches in the case of loan portfolios) based on the fair values of their respective acquired assets. The Company recorded no goodwill in its accounting for this acquisition.

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition was preliminary as allowed by FASB ASC Topic 805-10-25. During the three months ended June 30, 2017, the Company made an adjustment to the fair value of the customer lists and goodwill related to the purchase, which resulted in the Company's recording approximately $2.4 million of goodwill and a corresponding reduction of the amount previously allocated to customer lists. The final determination of the fair value of the goodwill and customer lists will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25.

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 8 – DEBT

At June 30, 2017 the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $300.6 million outstanding and $550.0 thousand outstanding in standby letters of credit related to workers compensation. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of June 30, 2017, and they expire on December 31, 2017. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%.  For the three months ended June 30, 2017 and fiscal year ended March 31, 2017, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.6% and 5.8%, respectively, and the unused amount available under the revolver at June 30, 2017 was $178.9 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2019.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

The revolving credit agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or other laws has occurred, as described in Note 10, such violation may give rise to an event of default under the revolving credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of its two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of June 30, 2017, the Company has determined that approximately $1.9 million of cumulative undistributed net earnings of SWAC and approximately $26.5 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At June 30, 2017, there was an unrecognized deductible temporary difference in the amount of $11,565,678 related to investment in the Mexican subsidiaries.

As of June 30, 2017 and March 31, 2017, the Company had $9.0 million and $8.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $7.3 million and $7.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2017, approximately $4.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2017, the Company had approximately $1.7 million accrued for gross interest, of which $102,994 was a current period-end expense for the three months ended June 30, 2017.

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

The Company’s effective income tax rate increased to 37.5% for the quarter ended June 30, 2017 compared to 37.4% for the prior year quarter.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014 and receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015 and the Company’s responses thereto.

Internal Investigation

As previously disclosed, the Company is conducting an internal investigation of its operations in Mexico, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The internal investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

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

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government.

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

NOTE 11 – SEGMENTS

At March 31, 2017 only the U.S. operating segment met one or more of the quantitative thresholds that trigger separately disclosed reporting as outlined in FASB Accounting Standards Codification 280, Segment Reporting. However, management believes separately disclosed information about the Mexico operating segment would be useful to readers of the financial statements. Therefore, the Company has two reportable segments, which are the U.S. and Mexico components.

The following table presents operating results for the Company’s two reportable segments:

	Three months ended June 30,
	2017	2016
Revenues:
U.S.	$116,638,366	117,065,967
Mexico	12,271,057	10,014,129
Consolidated revenues	128,909,423	127,080,096

Provision for loan losses:
U.S.	$27,709,627	28,918,494
Mexico	3,130,431	3,095,783
Consolidated provision for loan losses	30,840,058	32,014,277

General and administrative expenses:(1)
U.S.	$66,208,186	57,106,384
Mexico	6,708,903	5,842,121
Consolidated general and administrative expenses	72,917,089	62,948,505

Interest expense:(2)
U.S.	$4,246,702	5,586,319
Mexico	—	—
Consolidated interest expense	4,246,702	5,586,319

Income tax expense:
U.S.	$7,265,396	9,483,112
Mexico	572,492	429,929
Consolidated income tax expense	7,837,888	9,913,041

Net income:
U.S.	$11,208,455	15,971,658
Mexico	1,859,231	646,296
Consolidated net income	13,067,686	16,617,954

(1)
In accordance with transfer pricing agreements between the segments, the Mexico segment reimburses the U.S. segment for personnel-related and other administrative costs incurred by the U.S. segment for the benefit of the Mexico segment. For the three months ended June 30, 2017 and 2016 these charges totaled $0.3 million, and -$0.6 million ($0.5 million in charges net of approximately $1.1 million of expense reversal related to the retirement of the previous Senior Vice President of Mexico), respectively.

(2)
In accordance with the Company's revolving credit facility, substantially all of the Company’s assets, excluding the Company’s Mexico subsidiaries, are pledged as collateral. Any working capital contributions made by the U.S. segment to the Mexico segment are treated as contributions of capital. Therefore, the Mexico segment incurs no interest expense.

The following table presents long-lived assets (other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets) for the Company’s two reportable segments:

	June 30, 2017	March 31, 2017
Total long-lived assets
U.S.	$20,948,200	20,724,777
Mexico	3,452,425	3,459,430
Consolidated total long-lived assets	24,400,625	24,184,207

The following table presents total assets for the Company’s two reportable segments:

	June 30, 2017	March 31, 2017
Total assets
U.S.	$752,065,326	730,985,558
Mexico	74,698,544	69,603,217
Consolidated total assets	826,763,870	800,588,775

NOTE 12 – SUBSEQUENT EVENTS

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, and CFPB, having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing internal investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing internal investigation, the SEC's formal order of investigation or the civil investigative demand or the notice and opportunity to respond and advise letter from the CFPB that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate the reported material weaknesses in its internal control over financial reporting, which could lead the Company to report further material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks related to foreign operations; risks inherent in making loans, including repayment risks and value of collateral; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended June 30,
	2017	2016
	(Dollars in thousands)
Average gross loans receivable[1]	$1,077,249	$1,072,900
Average net loans receivable[2]	777,987	777,291
Expenses as a % of total revenue:
Provision for loan losses	23.9%	25.2%
General and administrative	56.6%	49.5%
Total interest expense	3.3%	4.4%
Operating income as a % of total revenue[3]	19.5%	25.3%

Return on average assets (trailing 12 months)	8.3%	9.3%

Offices opened (merged) or acquired, net	4	(15)

Total offices (at period end)	1,331	1,324

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended June 30, 2017 versus three months ended June 30, 2016

Net income was $13.1 million for the three months ended June 30, 2017, a 21.4% decrease from the $16.6 million earned during the three months ended June 30, 2016.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $7.0 million, or 21.7%. Interest expense decreased by $1.3 million, or 24.0%. Income tax expense decreased by $2.1 million, or 20.9%.

Total revenue increased by $1.8 million, or 1.4%, to $128.9 million during the quarter ended June 30, 2017 from $127.1 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average earning loans.

Interest and fee income for the quarter ended June 30, 2017 increased by $1.6 million, or 1.4%, from the corresponding quarter of the previous year.  The increase was primarily due to a corresponding increase in average earning loans. Average gross loans outstanding was up 0.9% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

Insurance commissions and other income for the quarter ended June 30, 2017 increased by $0.2 million, or 1.8%, from the corresponding quarter of the previous year.  Insurance commissions decreased by approximately $0.1 million, or 0.5%, during the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income increased by approximately $0.3 million from the prior year quarter.

The provision for loan losses during the quarter ended June 30, 2017 decreased by $1.2 million, or 3.7% from the corresponding quarter of the previous year. This is primarily due to a decrease in net charge-offs. Net charge-offs as a percentage of average net loans on an annualized basis decreased from 14.9% to 13.9% when comparing the two quarters. Consolidated net charge-offs were down $2.0 million when comparing the two quarters. The portion of the provision related to an increase in loans outstanding increased $800,000 quarter-over-quarter due to gross loans outstanding increasing $50.6 million over the course of the first quarter of fiscal 2018 versus $20.5 million in the first quarter of fiscal 2017.

General and administrative (G&A) expenses for the quarter ended June 30, 2017 increased by $10.0 million, or 15.8% from the corresponding quarter of the previous year. Personnel expense increased $3.0 million. Salary expense increased $1.6 million, primarily due to an increase in part-time employees hired to enable our branch offices to extend their hours without significant overtime or hiring additional full time employees. Incentive expense increased $1.3 million, primarily due to the expense associated with equity awards granted during October 2016 and higher branch level bonuses as the branch level performance improved.

Advertising expense increased $2.6 million due a significant increase in our direct marketing program relative to the same quarter last year. Legal and professional expense increased by $2.5 million due to fees related to the previously disclosed internal investigation related to our operations in Mexico. See “NOTE 10 – COMMITMENTS AND CONTINGENCIES” for additional information regarding the internal investigation.

Interest expense for the quarter ended June 30, 2017 decreased by $1.3 million, or 24.0% from the corresponding quarter of the previous year. The decrease in interest expense was due to a 20.2% decrease in the average debt outstanding, from $366.0 million to $292.0 million.

The Company’s effective income tax rate increased to 37.5% for the quarter ended June 30, 2017 compared to 37.4% for the prior year quarter.

Regulatory Matters

Internal Investigation

As previously disclosed, the Company is conducting an internal investigation of its operations in Mexico, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The internal investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México, S.A. de C.V., SOFOM ENR, a subsidiary of the Company (“WAC de Mexico”), to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information.

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

The Company has made NORA submissions to the CFPB’s Enforcement Office. The Company expects that there will continue to be additional requests or demands for information from the CFPB and ongoing interactions between the CFPB, the Company and Company counsel as part of the investigation. We are currently unable to predict the ultimate timing or outcome of the CFPB investigation. While the Company believes its marketing and lending practices are lawful, there can be no assurance that the CFPB's ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal consumer financial protection laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations that could have a material adverse effect on the Company’s business, financial condition or results of operations or eliminate altogether the Company's ability to operate its business profitably or on terms substantially similar to those on which it currently operates. See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

On July 10, 2017, the CFPB announced a final rule that bans companies from using mandatory arbitration clauses to prohibit consumers from seeking class relief. The Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the CFPB to conduct a formal study of arbitration agreements and, if certain conditions were met, regulate the use of arbitration agreements through a rulemaking. The CFPB’s new rule applies to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of consumer financial products or services. As specified, the rule affects arbitration agreements in two primary ways. First, it requires any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. Second, the rule requires persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. The rule's effective date is 60 days following publication in the Federal Register, and the rule applies to contracts entered into more than 180 days after that date. The Company does not believe that this rule will have a material impact on the Company’s existing operations. While the Company does use arbitration agreements, the Company expects to modify its contracts to conform to the rule. This change could lead to increased legal costs for the Company, but it should not otherwise materially affect the Company’s core business of making loans.

See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2017 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and office expansion through a combination of cash flows from operations and borrowings from its institutional lenders.  The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock.  As the Company's gross loans receivable decreased from $1,112.3 million at March 31, 2014 to $1,059.8 million at March 31, 2017, net cash provided by operating activities for fiscal years 2017, 2016, and 2015 was $219.4 million, $206.1 million, and $241.9 million, respectively.

The Company continues to believe repurchases of common stock are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, the Company's amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017.

The Company plans to open or acquire 25 branches in the United States during fiscal 2018. Expenditures by the Company to open and furnish new offices averaged approximately $35,000 per branch during fiscal 2017. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the three months ended June 30, 2017, the Company opened 6 new branches and 4 branches were merged into existing branches.

The Company acquired 2 branches through one business combination during the first three months of fiscal 2018. The Company may acquire new branches or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility and (2) a borrowing base, and includes a $550.0 thousand letter of credit subfacility. At June 30, 2017, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In May 2017, the credit facility was amended to, among other things: (i) extend the maturity date from June 15, 2018 to June 15, 2019; (ii) increase the commitments from $370.0 million to $480.0 million; (iii) reduce the maximum permissible ratio of total debt to consolidated adjusted net worth from 2.75 to 1.0 to 2.0 to 1.0; (iv) further narrow the definition of “Eligible Finance Receivables;” (v) expand the circumstances under which the Company may make restricted payments by allowing for certain share repurchases in an aggregate amount of up to 50% of consolidated adjusted net income in any fiscal year, commencing with the fiscal year ending March 31, 2017; and (vi) restrict certain bulk purchases of finance receivables by the Company. In addition, pursuant to the amendment, Bank United, N.A. became a lender under the revolving credit facility.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the three months ended June 30, 2017, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 5.6%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On June 30, 2017, $300.6 million was outstanding under this facility, and there was $178.9 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $330.0 million, plus 50% of the borrower's consolidated net income for each fiscal year beginning with 2017, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2017 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or certain other laws has occurred, as described above, such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2017, including, but not limited to, any discussions in Part I, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of June 30, 2017, the Company has $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe common stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing common stock, if appropriate and as authorized by our Board of Directors. As of June 30, 2017 our debt outstanding was $300.6 million and our shareholders' equity was $478.5 million, resulting in a debt-to-equity ratio of 0.6:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Allowance for Loan Losses

The Company has developed processes and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio.  The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors.  Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2017, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable.  Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months.  Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $300.6 million at June 30, 2017.  Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%. Based on the outstanding balance at June 30, 2017, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $3.0 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 9.5% and 7.9% of consolidated revenue during the three months ended June 30, 2017 and 2016, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to potential FCPA compliance risks, differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2017 was a loss of approximately $2.5 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $73.3 million and $58.7 million at June 30, 2017 and 2016, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of June 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$790,921,096	$797,586,473	$805,733,046
% change from base amount	(0.84)%	—%	1.02%
$ change from base amount	$(6,665,377)	$—	$8,146,573

	As of June 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$780,070,651	$785,410,176	$791,936,232
% change from base amount	(0.68)%	—%	0.83%
$ change from base amount	$(5,339,525)	$—	$6,526,056

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$12,898,661	$13,067,686	$13,274,261
% change from base amount	(1.29)%	—%	1.58%
$ change from base amount	$(169,025)	$—	$206,575

	For the three months ended June 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$16,559,199	$16,617,954	$16,689,765
% change from base amount	(0.35)%	—%	0.43%
$ change from base amount	$(58,755)	$—	$71,811

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described herein under "Remediation Plan," there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In this regard, we cannot conclude that the material weaknesses in internal control over financial reporting due to control design gaps in our accounts payable environment related to vendor management and payments processes in Mexico and in our entity level control environment related to adherence to U.S. and foreign laws and regulations, including the FCPA, and corporate governance of our Mexico subsidiary, as described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, has been fully remediated as of the date of this Quarterly Report on Form 10-Q.

Remediation Plan

As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we cannot yet estimate when the material weaknesses in our internal control over financial reporting will be fully remediated as our internal investigation is ongoing. However, we are actively remediating the identified material weaknesses and have identified the following preliminary steps:

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Our internal investigation of our operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses.

As previously disclosed in our Annual Report on Form 10-K, our internal investigation of our operations in Mexico potentially implicates the FCPA, including the books and records provisions of the FCPA. In addition to these implications, our internal investigation may also uncover other material violations of federal and local laws, including but not limited to violations of tax laws and regulations. Any such violations could expose us to lawsuits and other liabilities under applicable law and have a material adverse effect on our business, including our operations in Mexico and our decisions with respect thereto, and our liquidity. Investigating, uncovering, and resolving these matters and remediating the material weaknesses in our controls and procedures is expensive and continues to consume significant time and attention of the Company’s senior management. In addition, while we are currently unable to predict the outcome of the internal investigation or the SEC’s formal order of investigation, what actions the DOJ, SEC, or other governmental agencies (including governmental agencies in Mexico) or stakeholders might take, or what the likely outcome of any such actions might be, we may incur substantial additional expenses responding to such actions and the results thereof could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

Remediating the material weaknesses in our controls and procedures may be difficult and adversely affect our future growth, financial position, and results of operations.

We may have difficulties remediating the material weaknesses in our controls and procedures, including but not limited to identifying, recruiting and making the appropriate personnel changes and eliminating the control design gaps in our controls and procedures. Any difficulties we encounter in remediating the material weaknesses in our controls and procedures may also adversely impact our ability to accurately report our financial results, which could have a material adverse effect on our operations, financial condition, and the trading price of our common stock. In addition, in connection with our remediation plan, we have made and will continue to review operational changes relating to our business activities in Mexico, all of which may materially adversely affect our future growth, financial position, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $858.8 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of June 30, 2017, the Company has $1.9 million in repurchase capacity remaining under this authorization. The following table details purchases of the Company's common stock made by the Company during the three months ended June 30, 2017:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2017	—	$—	—	$6,520,509
May 1 through May 31, 2017	58,728	78.57	58,728	1,906,179
June 1 through June 30, 2017	—	—	—	1,906,179
Total for the quarter	58,728	$78.57	58,728

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	August 8, 2017

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	August 8, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.1	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017, among World Acceptance Corporation, the lender parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent		8-K	10.1	5-8-17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2017, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2017 and June 30, 2016;
(iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and June 30, 2016;
(iv) Consolidated Statements of Shareholder's Equity for the year ended March 31, 2017 and the three months ended June 30, 2017;
(v) Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and June 30, 2016; and
(vi) Notes to the Consolidated Financial Statements.

*	Submitted electronically herewith.