Form 10-Q
period 2017-09-30
WORLD ACCEPTANCE CORP
filed 2017-11-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The number of outstanding shares of the issuer’s no par value common stock as of November 1, 2017 was 8,856,554.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$18,780,277	$15,200,410
Gross loans receivable	1,147,641,186	1,059,804,132
Less:
Unearned interest, insurance and fees	(321,439,943)	(291,908,651)
Allowance for loan losses	(86,730,801)	(72,194,892)
Loans receivable, net	739,470,442	695,700,589
Property and equipment, net	24,357,676	24,184,207
Deferred income taxes, net	46,864,971	39,025,069
Other assets, net	13,580,050	13,797,098
Goodwill	7,034,463	6,067,220
Intangible assets, net	6,981,251	6,614,182
Total assets	$857,069,130	$800,588,775

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	320,750,000	295,136,200
Income taxes payable	12,084,685	12,519,417
Accounts payable and accrued expenses	34,082,136	31,869,581
Total liabilities	366,916,821	339,525,198

Commitments and contingencies (Note 10)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,840,040 and 8,782,949 shares at September 30, 2017 and March 31, 2017, respectively	—	—
Additional paid-in capital	155,823,825	144,241,105
Retained earnings	360,452,718	344,605,347
Accumulated other comprehensive loss	(26,124,234)	(27,782,875)
Total shareholders' equity	490,152,309	461,063,577

Total liabilities and shareholders' equity	$857,069,130	$800,588,775

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenues:
Interest and fee income	$118,394,167	116,979,595	$234,032,708	231,024,402
Insurance income, net and other income	12,611,364	12,289,381	25,882,246	25,324,670
Total revenues	131,005,531	129,268,976	259,914,954	256,349,072

Expenses:
Provision for loan losses	38,975,972	35,870,744	69,816,030	67,885,021
General and administrative expenses:
Personnel	44,185,256	40,400,621	89,181,990	82,396,478
Occupancy and equipment	10,911,533	10,630,945	21,587,750	21,133,100
Advertising	5,334,360	4,092,610	10,258,182	6,443,755
Amortization of intangible assets	275,447	164,132	461,269	274,187
Other	10,202,155	8,167,480	22,336,649	16,156,773
Total general and administrative expenses	70,908,751	63,455,788	143,825,840	126,404,293

Interest expense	4,790,744	5,518,878	9,037,446	11,105,197
Total expenses	114,675,467	104,845,410	222,679,316	205,394,511

Income before income taxes	16,330,064	24,423,566	37,235,638	50,954,561

Income taxes	6,530,719	8,932,101	14,368,607	18,845,142

Net income	$9,799,345	15,491,465	$22,867,031	32,109,419

Net income per common share:
Basic	$1.12	1.78	$2.63	3.68
Diluted	$1.10	1.76	$2.58	3.65

Weighted average common shares outstanding:
Basic	8,713,638	8,727,238	8,700,489	8,724,493
Diluted	8,895,274	8,804,584	8,861,007	8,787,495

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Net income	$9,799,345	$15,491,465	$22,867,031	$32,109,419
Foreign currency translation adjustments	(819,978)	(3,248,426)	1,658,641	(7,540,547)
Comprehensive income	$8,979,367	$12,243,039	$24,525,672	$24,568,872

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,702 shares), including tax expense of -$565,162	595,343	—	—	595,343
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	1,320,036	—	—	1,320,036
Stock option expense	3,490,662	—	—	3,490,662
Other comprehensive loss	—	—	(4,848,530)	(4,848,530)
Net income	—	73,600,294	—	73,600,294

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (115,819 shares)	6,765,046	—	—	6,765,046
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan	1,290,118	—	—	1,290,118
Stock option expense	1,122,227	—	—	1,122,227
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	1,658,641	1,658,641
Net income	—	22,867,031	—	22,867,031

Balances at September 30, 2017	$155,823,825	360,452,718	(26,124,234)	490,152,309

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2017	2016
Cash flow from operating activities:
Net income	$22,867,031	32,109,419
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	461,269	274,187
Amortization of debt issuance costs	447,884	1,286,147
Provision for loan losses	69,816,030	67,885,021
Depreciation	3,609,047	3,427,799
Loss on sale of property and equipment	174,034	114,527
Deferred income tax benefit	(7,674,970)	(4,457,510)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	2,412,345	1,406,288
Change in accounts:
Other assets, net	175,253	2,538,232
Income taxes payable	(461,044)	1,961,603
Accounts payable and accrued expenses	2,147,872	(3,812,136)
Net cash provided by operating activities	93,974,751	102,733,577
Cash flows from investing activities:
Increase in loans receivable, net	(103,599,118)	(81,447,989)
Net assets acquired from branch acquisitions, primarily loans	(8,566,874)	—
Increase in intangible assets from acquisitions	(1,795,581)	—
Purchases of property and equipment	(3,972,237)	(3,178,087)
Proceeds from sale of property and equipment	109,842	581,081
Net cash used in investing activities	(117,823,968)	(84,044,995)
Cash flow from financing activities:
Borrowings from senior notes payable	133,663,800	124,301,200
Payments on senior notes payable	(108,050,000)	(138,400,000)
Debt issuance costs associated with senior notes payable	(420,000)	(201,200)
Proceeds from exercise of stock options	6,765,046	345,133
Repurchase of common stock	(4,614,331)	—
Excess tax expense from exercise of stock options	—	(405,693)
Net cash provided by (used in) financing activities	27,344,515	(14,360,560)
Effects of exchange-rate changes on cash and cash equivalents	84,569	(449,758)
Net change in cash and cash equivalents	3,579,867	3,878,264
Cash and cash equivalents at beginning of period	15,200,410	12,377,024
Cash and cash equivalents at end of period	$18,780,277	16,255,288

Supplemental Disclosures:
Interest paid during the period	8,138,988	9,744,973
Income taxes paid during the period	22,498,725	21,747,421

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2017, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2017, and the results of operations and cash flows for the periods ended September 30, 2017 and 2016, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2017, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the U.S. Securities and Exchange Commission ("SEC").

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14, ASU 2016-20, ASU 2017-13, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We believe the adoption of this update will not have a material impact on our consolidated financial statements due to our interest and fees income not being in the scope of this update.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2017		March 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$18,780,277	$18,780,277	$15,200,410	$15,200,410
Level 3 inputs
Loans receivable, net	739,470,442	739,470,442	695,700,589	695,700,589
LIABILITIES
Level 3 inputs
Senior notes payable	320,750,000	320,750,000	295,136,200	295,136,200

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2017 or March 31, 2017.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	September 30, 2017	March 31, 2017	September 30, 2016

Small loans (U.S.)	$696,586,798	630,802,614	680,466,803
Large loans (U.S.)	327,325,734	312,458,275	311,262,273
Sales finance loans (U.S.)(1)	12,218	54,247	352,484
Payroll deduct "Viva" loans (Mexico)	71,581,042	69,087,314	58,030,254
Traditional installment loans (Mexico)	52,135,394	47,401,682	45,465,561
Total gross loans	$1,147,641,186	1,059,804,132	1,095,577,375

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$76,526,248	71,993,060	$72,194,892	69,565,804
Provision for loan losses	38,975,972	35,870,744	69,816,030	67,885,021
Loan losses	(32,286,746)	(34,724,133)	(63,464,210)	(67,418,975)
Recoveries	3,689,277	3,743,900	7,897,911	7,466,298
Translation adjustment	(173,950)	(462,260)	286,178	(1,076,837)
Balance at end of period	$86,730,801	76,421,311	$86,730,801	76,421,311

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,121,074	—	5,121,074
Gross loans contractually delinquent	61,816,576	—	61,816,576
Loans not contractually delinquent and not in bankruptcy	—	1,080,703,536	1,080,703,536
Gross loan balance	66,937,650	1,080,703,536	1,147,641,186
Unearned interest and fees	(17,355,713)	(304,084,230)	(321,439,943)
Net loans	49,581,937	776,619,306	826,201,243
Allowance for loan losses	(44,678,508)	(42,052,293)	(86,730,801)
Loans, net of allowance for loan losses	$4,903,429	734,567,013	739,470,442

March 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,903,728	—	4,903,728
Gross loans contractually delinquent	54,310,791	—	54,310,791
Loans not contractually delinquent and not in bankruptcy	—	1,000,589,613	1,000,589,613
Gross loan balance	59,214,519	1,000,589,613	1,059,804,132
Unearned interest and fees	(15,336,248)	(276,572,403)	(291,908,651)
Net loans	43,878,271	724,017,210	767,895,481
Allowance for loan losses	(39,182,951)	(33,011,941)	(72,194,892)
Loans, net of allowance for loan losses	$4,695,320	691,005,269	695,700,589

September 30, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,438,380	—	5,438,380
Gross loans contractually delinquent	50,928,815	—	50,928,815
Loans not contractually delinquent and not in bankruptcy	—	1,039,210,180	1,039,210,180
Gross loan balance	56,367,195	1,039,210,180	1,095,577,375
Unearned interest and fees	(13,587,281)	(291,492,486)	(305,079,767)
Net loans	42,779,914	747,717,694	790,497,608
Allowance for loan losses	(37,572,665)	(38,848,646)	(76,421,311)
Loans, net of allowance for loan losses	$5,207,249	708,869,048	714,076,297

The average net balance of impaired loans was $46.2 million and $40.0 million, respectively, for the six month periods ended September 30, 2017, and 2016. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	September 30, 2017	March 31, 2017	September 30, 2016
Credit risk
Consumer loans- non-bankrupt accounts	$1,141,279,992	1,053,769,654	1,088,922,796
Consumer loans- bankrupt accounts	6,361,194	6,034,478	6,654,579
Total gross loans	$1,147,641,186	1,059,804,132	1,095,577,375

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,050,681,453	977,171,570	1,011,545,342
Contractual non-performing, 60 or more days delinquent (1)	96,959,733	82,632,562	84,032,033
Total gross loans	$1,147,641,186	1,059,804,132	1,095,577,375

Credit risk profile based on customer type
New borrower	$177,097,915	168,656,845	153,288,845
Former borrower	136,937,061	108,100,688	124,276,487
Refinance	814,239,259	765,373,325	799,560,573
Delinquent refinance	19,366,951	17,673,274	18,451,470
Total gross loans	$1,147,641,186	1,059,804,132	1,095,577,375

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	September 30, 2017	March 31, 2017	September 30, 2016
Contractual basis:
30-59 days past due	$47,120,205	35,527,103	45,155,834
60-89 days past due	31,384,722	25,823,757	29,323,326
90 days or more past due	65,575,011	56,808,805	54,708,707
Total	$144,079,938	118,159,665	129,187,867

Percentage of period-end gross loans receivable	12.6%	11.1%	11.8%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding (denominator)	8,713,638	8,727,238	8,700,489	8,724,493

Diluted:
Weighted average common shares outstanding	8,713,638	8,727,238	8,700,489	8,724,493
Dilutive potential common shares stock options	181,636	77,346	160,518	63,002
Weighted average diluted shares outstanding (denominator)	8,895,274	8,804,584	8,861,007	8,787,495

Options to purchase 295,550 and 711,512 shares of common stock at various prices were outstanding during the three months ended September 30, 2017 and 2016 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 455,912 and 728,688 shares of common stock at various prices were outstanding during the six months ended September 30, 2017 and 2016 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees.  Under these plans, a total of 4,950,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2017, there were a total of 1,322,998 shares of common stock available for grant under the plans.

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

There were no options issued during the three months ended September 30, 2017 and 2016. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2017 and 2016 was $22.79 and $21.64, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Dividend Yield	—%	—%	—%	—%
Expected Volatility	—%	—%	50.33%	56.18%
Average risk-free rate	—%	—%	1.85%	1.37%
Expected Life	0.0 years	0.0 years	5.0 years	5.9 years

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

Option activity for the six months ended September 30, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	860,741	$67.28
Granted during period	1,020	50.32
Exercised during period	(115,819)	58.41
Forfeited during period	(13,889)	62.85
Expired during period	(11,484)	79.26
Options outstanding, end of period	720,569	$68.57	6.1 years	$11,313,328
Options exercisable, end of period	423,234	$72.01	5.3 years	$5,252,313

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2017.  This amount will change as the market price of the common stock changes.  The total intrinsic value of options exercised during the periods ended September 30, 2017 and 2016 was as follows:

	September 30, 2017	September 30, 2016

Three months ended	$451,718	$24,916
Six months ended	$2,676,597	$112,939

As of September 30, 2017, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.6 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of September 30, 2017, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.7 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and recognized $1.3 million and $0.4 million for the six months ended September 30, 2017 and 2016, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2017, there was approximately $1.6 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.9 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2017, and changes during the six months ended September 30, 2017, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2017	111,361	$43.11
Granted during the period	—	—
Vested during the period	(816)	43.49
Forfeited during the period	—	—
Outstanding at September 30, 2017	110,545	$43.11

Total share-based compensation included as a component of net income during the three and six-month periods ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$572,916	616,756	1,122,227	982,420
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	707,352	236,006	1,290,118	423,868
Total share-based compensation related to equity classified awards	$1,280,268	852,762	2,412,345	1,406,288

NOTE 7 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the acquisition activity of the Company for the six months ended September 30, 2017.

Six months ended September 30,
2017
Acquisitions:
Number of branches acquired through business combinations	3
Number of loan portfolios acquired through asset purchases	24
Total acquisitions	27

Purchase price	$10,362,455

Tangible assets:
Loans receivable, net	8,563,874
Property and equipment	3,000
Total tangible assets	8,566,874

Excess of purchase prices over carrying value of net tangible assets	1,795,581

Customer lists	1,660,581
Non-compete agreements	135,000
Goodwill	—
Total intangible assets	$1,795,581

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition.  The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  The remainder is allocated to goodwill. During the six months ended September 30, 2017 the Company acquired 3 branches through two business combinations, as described below.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  In an asset purchase, no goodwill is recorded.  During the six months ended September 30, 2017, the Company acquired 24 loan portfolios through four asset purchases, as described below.

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

On September 8, 2017, the Company completed an acquisition of one branch and fifteen loan portfolios from Sun Loan Company Tennessee, Inc., Sun Loan Company New Mexico #3, Inc., and Sun Loan Company Oklahoma Number 3, Inc. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. The acquired branch is located in Tennessee, and all acquired loan portfolios are located in the states of Tennessee, New Mexico, and Oklahoma. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the branch as a business combination and the acquisition of the fifteen loan portfolios as an asset purchase. In conjunction with the acquisition, the Company allocated the purchase price and intangible assets among the acquired branch (and destination branches in the case of loan portfolios) based on the fair values of their respective acquired assets. The Company recorded no goodwill in its accounting for this acquisition.

On August 23, 2017, the Company completed an acquisition of one loan portfolio from Alpha Credit of Rockmart LLC. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. The acquired loan portfolio is located in the state of Georgia. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the loan portfolio as an asset purchase. In conjunction with the acquisition, the Company assigned the entire purchase price and intangible assets to the destination branch. The Company recorded no goodwill in its accounting for this acquisition.

On July 7, 2017, the Company completed an acquisition of one loan portfolio from Sun Loan Company Missouri, Inc. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. The acquired loan portfolio is located in the state of Missouri. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the loan portfolio as an asset purchase. In conjunction with the acquisition, the Company assigned the entire purchase price and intangible assets to the destination branch. The Company recorded no goodwill in its accounting for this acquisition.

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

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition was preliminary as allowed by FASB ASC Topic 805-10-25. During the six months ended September 30, 2017 the Company made an adjustment to the fair value of the customer lists and goodwill related to the purchase, which resulted in the Company's recording approximately $1.0 million of goodwill and a corresponding reduction of the amount previously allocated to customer lists. The final determination of the fair value of the goodwill and customer lists will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25.

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 8 – DEBT

At September 30, 2017 the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $320.8 million outstanding and $550.0 thousand outstanding in standby letters of credit related to workers compensation. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of September 30, 2017, and they expire on December 31, 2017. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%. For the six months ended September 30, 2017 and fiscal year ended March 31, 2017, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% and 5.8%, respectively, and the unused amount available under the revolver at September 30, 2017 was $158.7 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2019.

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

NOTE 9 – INCOME TAXES

The Company is required to assess whether the earnings of its two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of September 30, 2017, the Company has determined that approximately $0.8 million of cumulative undistributed net earnings of SWAC and approximately $23.7 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At September 30, 2017, there was an unrecognized deductible temporary difference in the amount of $6,213,175 related to investment in the Mexican subsidiaries.

As of September 30, 2017 and March 31, 2017, the Company had $9.2 million and $8.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $7.4 million and $7.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2017, approximately $4.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2017, the Company had approximately $1.8 million accrued for gross interest, of which $205,988 was a current period-end expense for the six months ended September 30, 2017.

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

The Company’s effective income tax rate increased to 40.0% for the quarter ended September 30, 2017 compared to 36.6% for the prior year quarter. The increase for the period relates to a shift of expenses from a higher rate jurisdiction to a lower rate jurisdiction.

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

Mexico Investigation

As previously disclosed, the Company is conducting an investigation of its operations in Mexico, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. We are continuing our discussions with the DOJ and SEC regarding the matters under investigation, but the Company cannot reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement or assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government.

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

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 25, 2017. The court entered an order preliminarily approving the settlement on August 31, 2017. A hearing to determine whether the settlement should be finally approved is scheduled for December 18, 2017. If approved by the court, the settlement will resolve the claims asserted against all defendants in the action. The settlement stipulation provides for a settlement payment to the class of $16 million, all of which will be funded by the Company’s directors and officers (D&O) liability insurance carriers. Neither the Company nor any of its present or former officers have admitted any wrongdoing or liability in connection with the settlement.

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

On June 14, 2017, following mediation, the parties reached an agreement in principle to settle the derivative litigation. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 4, 2017. The settlement stipulation provides that the Company will adopt certain corporate governance practices and pay plaintiffs’ attorney’s fees and expenses in an amount approved by the court not to exceed $475,000, which fees and expenses will be funded by the Company’s directors and officers (D&O) liability insurance carriers. The court entered an order preliminarily approving the settlement on August 24, 2017. On November 7, 2017, the court entered a final order and judgment approving the settlement and awarding plaintiffs’ attorney’s fees and expenses in the amount of $475,000. The court’s order approving the settlement resolves the claims asserted against all defendants in the action. Neither the Company nor any of its present or former directors and officers have admitted any wrongdoing or liability in connection with the settlement.

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

The following table presents operating results for the Company’s two reportable segments:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Revenues:
U.S.	$118,929,051	118,611,404	$235,567,417	235,677,371
Mexico	12,076,480	10,657,572	24,347,537	20,671,701
Consolidated revenues	131,005,531	129,268,976	259,914,954	256,349,072

Provision for loan losses:
U.S.	$32,824,398	34,429,489	$60,534,025	63,347,983
Mexico	6,151,574	1,441,255	9,282,005	4,537,038
Consolidated provision for loan losses	38,975,972	35,870,744	69,816,030	67,885,021

General and administrative expenses:(1)
U.S.	$58,937,002	57,825,252	$125,145,188	114,931,636
Mexico	11,971,749	5,630,536	18,680,652	11,472,657
Consolidated general and administrative expenses	70,908,751	63,455,788	143,825,840	126,404,293

Interest expense:(2)
U.S.	$4,790,744	5,518,878	$9,037,446	11,105,197
Mexico	—	—	—	—
Consolidated interest expense	4,790,744	5,518,878	9,037,446	11,105,197

Income tax expense (benefit):
U.S.	$7,984,523	7,788,477	$15,249,919	17,271,589
Mexico	(1,453,804)	1,143,624	(881,312)	1,573,553
Consolidated income tax expense	6,530,719	8,932,101	14,368,607	18,845,142

Net income (loss):
U.S.	$14,392,384	13,049,308	$25,600,839	29,020,966
Mexico	(4,593,039)	2,442,157	(2,733,808)	3,088,453
Consolidated net income	9,799,345	15,491,465	22,867,031	32,109,419

(1)
In accordance with transfer pricing agreements between the segments, the Mexico segment reimburses the U.S. segment for personnel-related and other administrative costs incurred by the U.S. segment for the benefit of the Mexico segment. For the three months ended September 30, 2017 and 2016 these charges totaled $3.8 million and $0.3 million, respectively. For the six months ended September 30, 2017 and 2016 these charges totaled $4.1 million and -$0.3 million ($0.8 million in charges net of approximately $1.1 million of expense reversal related to the retirement of the previous Senior Vice President of Mexico), respectively.

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

The following table presents long-lived assets (other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets) for the Company’s two reportable segments:

	September 30, 2017	March 31, 2017
Total long-lived assets
U.S.	$21,101,522	20,724,777
Mexico	3,256,154	3,459,430
Consolidated total long-lived assets	24,357,676	24,184,207

The following table presents total assets for the Company’s two reportable segments:

	September 30, 2017	March 31, 2017
Total assets
U.S.	$786,140,414	730,985,558
Mexico	70,928,716	69,603,217
Consolidated total assets	857,069,130	800,588,775

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, and CFPB, having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation, the SEC's formal order of investigation or the civil investigative demand or the notice and opportunity to respond and advise letter from the CFPB that assert or establish that the Company’s lending practices or other aspects of its business violate applicable laws or regulations; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate the reported material weaknesses in its internal control over financial reporting, which could lead the Company to report further material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks related to foreign operations; risks inherent in making loans, including repayment risks and value of collateral; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Average gross loans receivable[1]	$1,136,164	$1,098,722	$1,106,183	$1,086,278
Average net loans receivable[2]	816,727	792,684	797,325	785,474
Expenses as a % of total revenue:
Provision for loan losses	29.8%	27.7%	26.9%	26.5%
General and administrative	54.1%	49.1%	55.3%	49.3%
Total interest expense	3.7%	4.3%	3.5%	4.3%
Operating income as a % of total revenue[3]	16.1%	23.2%	17.8%	24.2%

Return on average assets (trailing 12 months)	7.6%	9.0%	7.6%	9.0%

Offices opened (merged) or acquired, net	—	(2)	4	(17)

Total offices (at period end)	1,331	1,322	1,331	1,322

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended September 30, 2017 versus three months ended September 30, 2016

Net income was $9.8 million for the three months ended September 30, 2017, a 36.7% decrease from the $15.5 million earned during the three months ended September 30, 2016.  Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $8.8 million, or 29.5%. Interest expense decreased by $0.7 million, or 13.2%. Income tax expense decreased by $2.4 million, or 26.9%.

Total revenue increased by $1.7 million, or 1.3%, to $131.0 million during the quarter ended September 30, 2017 from $129.3 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average earning loans.

Interest and fee income for the quarter ended September 30, 2017 increased by $1.4 million, or 1.2%, from the corresponding quarter of the previous year.  The increase was primarily due to a corresponding increase in average earning loans. Average net loans outstanding was up 3.0% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.

Insurance commissions and other income for the quarter ended September 30, 2017 increased by $0.3 million, or 2.6%, from the corresponding quarter of the previous year.  Insurance commissions increased by approximately $0.4 million, or 3.5%, during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. Insurance commissions increased primarily due to an increase in loans where our insurance products are available to our customer. Other income remained flat when compared to the prior year quarter.

The provision for loan losses during the quarter ended September 30, 2017 increased by $3.1 million, or 8.7% from the corresponding quarter of the previous year. This is primarily due to an increase in net charge-offs and delinquent accounts in Mexico. Net charge-offs as a percentage of average net loans on an annualized basis decreased from 15.6% to 14.0% when comparing the two quarters. Consolidated net charge-offs decreased by $2.4 million when comparing the two quarters. The portion of the provision related to an increase in loans outstanding increased $1.2 million quarter-over-quarter due to gross loans outstanding increasing $37.3 million over the course of the second quarter of fiscal 2018 versus $8.1 million in the second quarter of fiscal 2017.

General and administrative (G&A) expenses for the quarter ended September 30, 2017 increased by $7.5 million, or 11.7% from the corresponding quarter of the previous year. Personnel expense increased $3.8 million primarily due to an increase in part-time employees, which the Company hired to enable our branch offices to extend their hours without significant overtime or hiring additional full-time employees, the expense associated with equity awards granted during October 2016, and higher branch-level bonuses as the branch-level performance improved. Advertising expense increased $1.2 million due a significant increase in our direct marketing program relative to the same quarter last year. Legal and professional expense increased by $1.9 million primarily due to fees related to the previously disclosed investigation related to our operations in Mexico. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding the investigation.

Interest expense for the quarter ended September 30, 2017 decreased by $0.7 million, or 13.2% from the corresponding quarter of the previous year. The decrease in interest expense was due to a 14.0% decrease in the average debt outstanding, from $365.0 million to $313.8 million.

The Company’s effective income tax rate increased to 40.0% for the quarter ended September 30, 2017 compared to 36.6% for the prior year quarter. The increase for the period relates to a shift of expenses from a higher rate jurisdiction to a lower rate jurisdiction.

Comparison of six months ended September 30, 2017 versus six months ended September 30, 2016

Net income was $22.9 million for the six months ended September 30, 2017, a 28.8% decrease from the $32.1 million earned during the six months ended September 30, 2016. Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $15.8 million, or 25.4%. Interest expense decreased by $2.1 million, or 18.6%. Income tax expense decreased by $4.5 million, or 23.8%.

Total revenue increased by $3.6 million, or 1.4%, to $259.9 million during the six months ended September 30, 2017 from $256.3 million for the corresponding period of the previous year.

Interest and fee income for the six months ended September 30, 2017 increased by $3.0 million, or 1.3%, from the corresponding period of the previous year. The increase was primarily due to a corresponding increase in average earning loans. Average net loans outstanding was up 1.5% for the six months ended September 30, 2017 when compared to the corresponding period of the previous year.

Insurance commissions and other income for the six months ended September 30, 2017 increased by $0.6 million, or 2.2%, from the corresponding period of the previous year.  Insurance commissions increased by approximately $0.3 million, or 1.5%, during the six months when compared to the same period in the prior year. Insurance commissions increased primarily due to an increase in loans where our insurance products are available to the customer. Other income increased by approximately $0.3 million, or 5.2%.

The provision for loan losses during the six months ended September 30, 2017 increased by $1.9 million, or 2.8% from the corresponding period of the previous year. This is primarily due to an increase in net charge-offs and delinquent accounts in Mexico. Consolidated net charge-offs decreased by $4.4 million. Consolidated net charge-offs as a percentage of average net loans on an annualized basis decreased from 15.3% to 13.9% when comparing the two periods. The portion of the provision related to an increase in loans outstanding increased $2.0 million over the prior year period due to gross loans outstanding increasing $87.8 million over the course of the six month period versus $28.6 million in the prior year period.

General and administrative (G&A) expenses for the six months ended September 30, 2017 increased by $17.4 million, or 13.8% from the corresponding period of the previous year. Overall, general and administrative expenses, when divided by average open offices, increased by approximately 13.6% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 55.3% for the six months ended September 30, 2017 and was 49.3% for the six months ended September 30, 2016. Personnel expenses increased by $6.8 million, or 8.2% from the corresponding period of the previous year. Advertising expense increased $3.8 million due a significant increase in our direct marketing program relative to the same period in the previous year. Legal and professional expense increased by $4.4 million primarily due to fees related to the previously disclosed investigation related to our operations in Mexico. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding the investigation.

Interest expense for the six months ended September 30, 2017 decreased by $2.1 million, or 18.6% from the corresponding period of the previous year. The decrease is the result of a 17.2% decrease in the average debt outstanding, from $366.2 million to $303.2 million for the periods ended September 30, 2016 and 2017, respectively.

The Company’s effective income tax rate increased to 38.6% for the six months ended September 30, 2017 compared to 37.0% for the corresponding period of the previous year. The increase for the period relates to a shift of expenses from a higher rate jurisdiction to a lower rate jurisdiction.

Regulatory Matters

Mexico Investigation

As previously disclosed, the Company is conducting an investigation of its operations in Mexico, focusing on the legality under the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México, S.A. de C.V., SOFOM ENR, a subsidiary of the Company (“WAC de Mexico”), to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to avoid disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information.

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

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the “Rule”) imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The final Rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016, relating to payday, vehicle title, and similar loans. The Company does not believe that the CFPB's final rule will have a material impact on the Company’s existing lending procedures, because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. To the extent that the Rule’s payment requirements would apply to the Company’s loans, the Company does not believe that these requirements would have a material impact on the Company’s lending procedures.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB.

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

The Company plans to open or acquire 25 branches in the United States during fiscal 2018. Expenditures by the Company to open and furnish new offices averaged approximately $35,000 per branch during fiscal 2017. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2017, the Company opened 10 new branches and 9 branches were merged into existing branches.

The Company acquired 3 branches through four business combinations during the first six months of fiscal 2018. The Company may acquire new branches or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility or (2) a borrowing base, and includes a $550.0 thousand outstanding letter of credit subfacility. At September 30, 2017, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In May 2017, the credit facility was amended to, among other things: (i) extend the maturity date from June 15, 2018 to June 15, 2019; (ii) increase the commitments from $370.0 million to $480.0 million; (iii) reduce the maximum permissible ratio of total debt to consolidated adjusted net worth from 2.75 to 1.0 to 2.0 to 1.0; (iv) further narrow the definition of “Eligible Finance Receivables;” (v) expand the circumstances under which the Company may make restricted payments by allowing for certain share repurchases in an aggregate amount of up to 50% of consolidated adjusted net income in any fiscal year, commencing with the fiscal year ending March 31, 2017; and (vi) restrict certain bulk purchases of finance receivables by the Company. In addition, pursuant to the amendment, Bank United, N.A. became a lender under the revolving credit facility.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the six months ended September 30, 2017, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 5.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On September 30, 2017, $320.8 million was outstanding under this facility, and there was $158.7 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at September 30, 2017 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of September 30, 2017, the Company has $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe common stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing common stock, if appropriate and as authorized by our Board of Directors. As of September 30, 2017 our debt outstanding was $320.8 million and our shareholders' equity was $490.2 million, resulting in a debt-to-equity ratio of 0.7:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2017, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $320.8 million at September 30, 2017. Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%. Based on the outstanding balance at September 30, 2017, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $2.5 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates offices in Mexico, where its local businesses utilize the Mexican peso as their functional currency.  The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change.  International revenue from our non-U.S. operations accounted for approximately 9.4% and 8.1% of consolidated revenue during the six months ended September 30, 2017 and 2016, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to potential FCPA compliance risks, differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the six months ended September 30, 2017 resulted in income of approximately $1.7 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results.  The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $71.1 million and $59.7 million at September 30, 2017 and 2016, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of September 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$819,735,844	$826,201,243	$834,103,415
% change from base amount	(0.78)%	—%	0.96%
$ change from base amount	$(6,465,399)	$—	$7,902,172

	As of September 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$785,073,263	$790,497,608	$797,127,383
% change from base amount	(0.69)%	—%	0.84%
$ change from base amount	$(5,424,345)	$—	$6,629,775

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the six months ended September 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$23,115,555	$22,867,031	$22,563,280
% change from base amount	1.09%	—%	(1.33)%
$ change from base amount	$248,524	$—	$(303,751)

	For the six months ended September 30, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$31,828,649	$32,109,419	$32,452,583
% change from base amount	(0.87)%	—%	1.07%
$ change from base amount	$(280,770)	$—	$343,164

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described herein under "Remediation Plan," there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In this regard, we cannot conclude that the material weaknesses in internal control over financial reporting due to control design gaps in our accounts payable environment related to vendor management and payments processes in Mexico and in our entity level control environment related to adherence to U.S. and foreign laws and regulations, including the FCPA, and corporate governance of our Mexico subsidiary, as described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, has been fully remediated as of the date of this Quarterly Report on Form 10-Q.

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

•	develop and implement new and/or additional policies and trainings for compliance with anti-bribery, anti-corruption, and anti-money laundering laws and regulations;

•	reorganize the organizational structure of non-operational Mexico management; and

•	include the Finance Manager-Mexico as a member of the Disclosure Committee and require periodic certifications that the signer is not aware of any inappropriate payments to government officials.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Other than as set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, there have been no material changes to the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $858.8 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of September 30, 2017, the Company has $1.9 million in repurchase capacity remaining under this authorization. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2017:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2017	—	$—	—	$1,906,179
August 1 through August 31, 2017	—	—	—	1,906,179
September 1 through September 30, 2017	—	—	—	1,906,179
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.1	Sixth Amended and Restated Bylaws of World Acceptance Corporation (File No. 001-37794)		8-K	3.1	9-1-17
10.1	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017, among World Acceptance Corporation, the lender parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent		8-K	10.1	5-8-17
10.2+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	9-8-17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2017, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2017 and September 30, 2016;
(iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and September 30, 2016;
(iv) Consolidated Statements of Shareholder's Equity for the year ended March 31, 2017 and the six months ended September 30, 2017;
(v) Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Janet Lewis Matricciani
Janet Lewis Matricciani
Chief Executive Officer
Date:	November 8, 2017

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	November 8, 2017