Form 10-Q
period 2017-12-31
WORLD ACCEPTANCE CORP
filed 2018-02-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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

The number of outstanding shares of the issuer’s no par value common stock as of February 1, 2018 was 9,081,230.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$24,971,364	$15,200,410
Gross loans receivable	1,229,304,362	1,059,804,132
Less:
Unearned interest, insurance and fees	(341,926,224)	(291,908,651)
Allowance for loan losses	(96,473,630)	(72,194,892)
Loans receivable, net	790,904,508	695,700,589
Property and equipment, net	24,972,580	24,184,207
Deferred income taxes, net	36,326,357	39,025,069
Other assets, net	15,089,779	13,797,098
Goodwill	7,034,463	6,067,220
Intangible assets, net	6,791,985	6,614,182
Total assets	$906,091,036	$800,588,775

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	376,850,000	295,136,200
Income taxes payable	5,403,210	12,519,417
Accounts payable and accrued expenses	34,897,062	31,869,581
Total liabilities	417,150,272	339,525,198

Commitments and contingencies (Note 10)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 8,868,396 and 8,782,949 shares at December 31, 2017 and March 31, 2017, respectively	—	—
Additional paid-in capital	157,872,907	144,241,105
Retained earnings	362,132,935	344,605,347
Accumulated other comprehensive loss	(31,065,078)	(27,782,875)
Total shareholders' equity	488,940,764	461,063,577

Total liabilities and shareholders' equity	$906,091,036	$800,588,775

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues:
Interest and fee income	$123,258,794	118,257,234	$357,291,502	349,281,636
Insurance income, net and other income	13,674,973	12,557,608	39,557,219	37,882,278
Total revenues	136,933,767	130,814,842	396,848,721	387,163,914

Expenses:
Provision for loan losses	43,754,905	39,984,838	113,570,935	107,869,859
General and administrative expenses:
Personnel	41,622,258	42,395,388	130,804,248	124,791,866
Occupancy and equipment	10,998,374	10,517,199	32,586,124	31,650,299
Advertising	8,150,258	8,490,703	18,408,440	14,934,458
Amortization of intangible assets	271,013	108,470	732,282	382,657
Other	11,844,482	9,725,018	34,181,131	25,881,791
Total general and administrative expenses	72,886,385	71,236,778	216,712,225	197,641,071

Interest expense	5,000,504	5,274,436	14,037,950	16,379,633
Total expenses	121,641,794	116,496,052	344,321,110	321,890,563

Income before income taxes	15,291,973	14,318,790	52,527,611	65,273,351

Income taxes	13,611,756	4,678,757	27,980,363	23,523,899

Net income	$1,680,217	9,640,033	$24,547,248	41,749,452

Net income per common share:
Basic	$0.19	1.11	$2.81	4.79
Diluted	$0.19	1.10	$2.76	4.75

Weighted average common shares outstanding:
Basic	8,787,835	8,701,975	8,729,710	8,716,960
Diluted	8,937,960	8,782,597	8,886,763	8,785,835

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Net income	$1,680,217	$9,640,033	$24,547,248	$41,749,452
Foreign currency translation adjustments	(4,940,844)	(3,626,904)	(3,282,203)	(11,167,451)
Comprehensive income (loss)	$(3,260,627)	$6,013,129	$21,265,045	$30,582,001

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,702 shares), including tax expense of -$565,162	595,343	—	—	595,343
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	1,320,036	—	—	1,320,036
Stock option expense	3,490,662	—	—	3,490,662
Other comprehensive loss	—	—	(4,848,530)	(4,848,530)
Net income	—	73,600,294	—	73,600,294

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (155,710 shares)	8,736,340	—	—	8,736,340
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($957,699)	655,620	—	—	655,620
Stock option expense	1,834,513	—	—	1,834,513
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive loss	—	—	(3,282,203)	(3,282,203)
Net income	—	24,547,248	—	24,547,248

Balances at December 31, 2017	$157,872,907	362,132,935	(31,065,078)	488,940,764

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2017	2016
Cash flow from operating activities:
Net income	$24,547,248	41,749,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	732,282	382,657
Amortization of debt issuance costs	656,806	1,657,933
Provision for loan losses	113,570,935	107,869,859
Depreciation	5,471,446	5,166,492
Loss (gain) on sale of property and equipment	223,764	(133,883)
Deferred income tax expense (benefit)	2,241,233	(6,525,485)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	3,447,832	3,905,977
Change in accounts:
Other assets, net	(1,573,172)	1,545,516
Income taxes payable	(7,165,088)	2,892,650
Accounts payable and accrued expenses	3,420,224	(2,521,296)
Net cash provided by operating activities	145,573,510	155,989,872
Cash flows from investing activities:
Increase in loans receivable, net	(202,138,017)	(166,156,575)
Net assets acquired from branch acquisitions, primarily loans	(8,829,565)	—
Increase in intangible assets from acquisitions	(1,877,329)	—
Purchases of property and equipment	(6,809,295)	(4,877,639)
Proceeds from sale of property and equipment	193,535	721,906
Net cash used in investing activities	(219,460,671)	(170,312,308)
Cash flow from financing activities:
Borrowings from senior notes payable	236,763,800	204,051,200
Payments on senior notes payable	(155,050,000)	(180,800,000)
Debt issuance costs associated with senior notes payable	(420,000)	(201,200)
Proceeds from exercise of stock options	8,736,340	1,110,794
Payments for taxes related to net share settlement of equity awards	(957,699)	—
Repurchase of common stock	(4,614,331)	(4,995,809)
Excess tax expense from exercise of stock options	—	(514,275)
Net cash provided by financing activities	84,458,110	18,650,710
Effects of exchange-rate changes on cash and cash equivalents	(799,995)	(719,639)
Net change in cash and cash equivalents	9,770,954	3,608,635
Cash and cash equivalents at beginning of period	15,200,410	12,377,024
Cash and cash equivalents at end of period	$24,971,364	15,985,659

Supplemental Disclosures:
Interest paid during the period	12,609,023	14,373,633
Income taxes paid during the period	35,181,118	27,673,265

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2017, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2017, and the results of operations and cash flows for the periods ended December 31, 2017 and 2016, have been included.  The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU 2016-02, as amended by ASU 2018-01, will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We expect the standard to have an impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-20, ASU 2017-13, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We believe the adoption of this update will not have a material impact on our consolidated financial statements due to our interest and fees income not being in the scope of this update.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2017		March 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$24,971,364	$24,971,364	$15,200,410	$15,200,410
Level 3 inputs
Loans receivable, net	790,904,508	790,904,508	695,700,589	695,700,589
LIABILITIES
Level 3 inputs
Senior notes payable	376,850,000	376,850,000	295,136,200	295,136,200

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2017 or March 31, 2017.

NOTE 4 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	December 31, 2017	March 31, 2017	December 31, 2016

Small loans (U.S.)	$774,416,024	630,802,614	737,527,303
Large loans (U.S.)	352,999,300	312,458,275	327,445,892
Sales finance loans (U.S.)(1)	4,057	54,247	151,585
Payroll deduct "Viva" loans (Mexico)	55,779,520	69,087,314	57,601,866
Traditional installment loans (Mexico)	46,105,461	47,401,682	42,282,369
Total gross loans	$1,229,304,362	1,059,804,132	1,165,009,015

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Balance at beginning of period	$86,730,801	76,421,311	$72,194,892	69,565,804
Provision for loan losses	43,754,905	39,984,838	113,570,935	107,869,859
Loan losses	(36,323,744)	(37,707,592)	(99,787,954)	(105,126,567)
Recoveries	3,438,705	3,674,873	11,336,616	11,141,171
Translation adjustment	(1,127,037)	(570,110)	(840,859)	(1,646,947)
Balance at end of period	$96,473,630	81,803,320	$96,473,630	81,803,320

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,507,308	—	4,507,308
Gross loans contractually delinquent	70,971,901	—	70,971,901
Loans not contractually delinquent and not in bankruptcy	—	1,153,825,153	1,153,825,153
Gross loan balance	75,479,209	1,153,825,153	1,229,304,362
Unearned interest and fees	(20,011,316)	(321,914,908)	(341,926,224)
Net loans	55,467,893	831,910,245	887,378,138
Allowance for loan losses	(51,152,146)	(45,321,484)	(96,473,630)
Loans, net of allowance for loan losses	$4,315,747	786,588,761	790,904,508

March 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,903,728	—	4,903,728
Gross loans contractually delinquent	54,310,791	—	54,310,791
Loans not contractually delinquent and not in bankruptcy	—	1,000,589,613	1,000,589,613
Gross loan balance	59,214,519	1,000,589,613	1,059,804,132
Unearned interest and fees	(15,336,248)	(276,572,403)	(291,908,651)
Net loans	43,878,271	724,017,210	767,895,481
Allowance for loan losses	(39,182,951)	(33,011,941)	(72,194,892)
Loans, net of allowance for loan losses	$4,695,320	691,005,269	695,700,589

December 31, 2016	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,679,222	—	4,679,222
Gross loans contractually delinquent	58,478,910	—	58,478,910
Loans not contractually delinquent and not in bankruptcy	—	1,101,850,883	1,101,850,883
Gross loan balance	63,158,132	1,101,850,883	1,165,009,015
Unearned interest and fees	(16,082,976)	(311,225,078)	(327,308,054)
Net loans	47,075,156	790,625,805	837,700,961
Allowance for loan losses	(42,594,801)	(39,208,519)	(81,803,320)
Loans, net of allowance for loan losses	$4,480,355	751,417,286	755,897,641

The average net balance of impaired loans was $48.5 million and $41.8 million, respectively, for the nine month periods ended December 31, 2017, and 2016. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	December 31, 2017	March 31, 2017	December 31, 2016
Credit risk
Consumer loans- non-bankrupt accounts	$1,223,476,334	1,053,769,654	1,159,145,977
Consumer loans- bankrupt accounts	5,828,028	6,034,478	5,863,038
Total gross loans	$1,229,304,362	1,059,804,132	1,165,009,015

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,124,326,839	977,171,570	1,076,292,159
Contractual non-performing, 60 or more days delinquent (1)	104,977,523	82,632,562	88,716,856
Total gross loans	$1,229,304,362	1,059,804,132	1,165,009,015

Credit risk profile based on customer type
New borrower	$185,408,524	168,656,845	169,425,813
Former borrower	142,002,375	108,100,688	136,401,410
Refinance	882,354,941	765,373,325	839,846,451
Delinquent refinance	19,538,522	17,673,274	19,335,341
Total gross loans	$1,229,304,362	1,059,804,132	1,165,009,015

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	December 31, 2017	March 31, 2017	December 31, 2016
Contractual basis:
30-59 days past due	$44,389,685	35,527,103	42,938,440
60-89 days past due	29,699,594	25,823,757	28,231,005
90 days or more past due	75,277,929	56,808,805	60,485,851
Total	$149,367,208	118,159,665	131,655,296

Percentage of period-end gross loans receivable	12.2%	11.1%	11.3%

NOTE 5 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding (denominator)	8,787,835	8,701,975	8,729,710	8,716,960

Diluted:
Weighted average common shares outstanding	8,787,835	8,701,975	8,729,710	8,716,960
Dilutive potential common shares stock options	150,125	80,622	157,053	68,875
Weighted average diluted shares outstanding (denominator)	8,937,960	8,782,597	8,886,763	8,785,835

Options to purchase 338,489 and 746,274 shares of common stock at various prices were outstanding during the three months ended December 31, 2017 and 2016 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 392,609 and 734,155 shares of common stock at various prices were outstanding during the nine months ended December 31, 2017 and 2016 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees.  Under these plans, a total of 4,950,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2017, there were a total of 1,280,821 shares of common stock available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2017 and 2016 was $39.63 and $22.25, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2017 and 2016 was $39.33 and $22.24, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Dividend Yield	—%	—%	—%	—%
Expected Volatility	53.02%	48.83%	52.97%	48.90%
Average risk-free rate	1.97%	1.19%	1.97%	1.90%
Expected Life	5.0 years	5.0 years	5.0 years	5.0 years

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

Option activity for the nine months ended December 31, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	860,741	$67.28
Granted during period	57,320	83.02
Exercised during period	(155,710)	56.11
Forfeited during period	(15,459)	63.14
Expired during period	(14,144)	80.87
Options outstanding, end of period	732,748	$70.71	6.1 years	$8,815,506
Options exercisable, end of period	527,249	$71.47	5.3 years	$5,959,813

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2017.  This amount will change as the market price of the common stock changes.  The total intrinsic value of options exercised during the periods ended December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016

Three months ended	$1,334,062	$500,137
Nine months ended	$4,010,659	$612,530

As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $3.1 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of December 31, 2017, no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date.  The Company recognized compensation expense of $0.3 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively, and recognized $1.6 million and $1.0 million for the nine months ended December 31, 2017 and 2016, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2017, there was approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.6 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2017, and changes during the nine months ended December 31, 2017, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2017	111,361	$43.11
Granted during the period	—	—
Vested during the period	(42,880)	40.99
Forfeited during the period	—	—
Outstanding at December 31, 2017	68,481	$44.44

Total share-based compensation included as a component of net income during the three and nine-month periods ended December 31, 2017 and 2016 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$712,286	2,149,340	1,834,513	3,131,760
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	323,201	618,023	1,613,319	1,041,891
Total share-based compensation related to equity classified awards	$1,035,487	2,767,363	3,447,832	4,173,651

NOTE 7 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the acquisition activity of the Company for the nine months ended December 31, 2017.

Nine months ended December 31,
2017
Acquisitions:
Number of branches acquired through business combinations	3
Number of loan portfolios acquired through asset purchases	25
Total acquisitions	28

Purchase price	$10,706,894

Tangible assets:
Loans receivable, net	8,826,565
Property and equipment	3,000
Total tangible assets	8,829,565

Excess of purchase prices over carrying value of net tangible assets	$1,877,329

Customer lists	1,737,329
Non-compete agreements	140,000
Goodwill	—
Total intangible assets	$1,877,329

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition.  The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  The remainder is allocated to goodwill. During the nine months ended December 31, 2017 the Company acquired 3 branches through two business combinations, as described below.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  In an asset purchase, no goodwill is recorded.  During the nine months ended December 31, 2017, the Company acquired 25 loan portfolios through five asset purchases, as described below.

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

On October 23, 2017, the Company completed an acquisition of one loan portfolio from 1st Fidelity Loans. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. The acquired loan portfolio is located in the state of Alabama. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the loan portfolio as an asset purchase. In conjunction with the acquisition, the Company assigned the entire purchase price and intangible assets to the destination branch. The Company recorded no goodwill in its accounting for this acquisition.

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

On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition was preliminary as allowed by FASB ASC Topic 805-10-25. During the nine months ended December 31, 2017 the Company made an adjustment to the fair value of the customer lists and goodwill related to the purchase, which resulted in the Company's recording approximately $1.0 million of goodwill and a corresponding reduction of the amount previously allocated to customer lists. The final determination of the fair value of the goodwill and customer lists will be completed within the twelve month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25.

The results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 8 – DEBT

At December 31, 2017 the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $376.9 million outstanding and $300.0 thousand outstanding in standby letters of credit related to workers compensation. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of December 31, 2017, and they expire on December 31, 2017. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%. For the nine months ended December 31, 2017 and fiscal year ended March 31, 2017, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% and 5.8%, respectively, and the unused amount available under the revolver at December 31, 2017 was $102.9 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2019.

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

NOTE 9 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), and changes in deductions, credits and business-related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018. When a federal tax rate change occurs during a fiscal year, the Internal Revenue Code requires taxpayers to compute a weighted daily average rate for the fiscal year of enactment. As a result, the Company has calculated a U.S. federal statutory corporate income tax rate of 31.5% for the fiscal year ending March 31, 2018. The U.S. corporate federal statutory rate of 31.5% is the weighted daily average rate between the pre-enactment federal statutory rate of 35% and post-enactment federal statutory rate of 21%.

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent items which are recognized as discrete items in the Company’s income tax expense in the interim period in which the event occurs. The SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740. SAB 118 also states that in circumstances in which provisional amounts cannot be prepared, an entity should continue to apply ASC Topic 740 based on provisions of the tax laws that were in effect immediately prior to the Act being enacted.

In accordance with SAB 118, the Company has recorded a provisional, discrete increase to tax expense of $10.5 million related to the net impact on revaluing U.S. deferred tax assets and liabilities. It was determined that the impact was provisional because the underlying timing differences are estimated and cannot be known until the end of the fiscal year on March 31, 2018. Future adjustments to the provisional number will be recorded as a discrete adjustment to income tax expense in the period in which those adjustments are finalized. In accordance with SAB 118, the Company did not feel that it had enough guidance and had not properly analyzed the computations of foreign earnings and profits as of November 2, 2017 or December 31, 2017 to provide a provisional amount for the Transition Tax; therefore, the Company continued to apply ASC Topic 740 based on provisions of the tax law that were in effect prior to the Act being enacted. The Company expects this calculation to be completed by the end of the fiscal year. The final adjustment will be recorded as a discrete adjustment to income tax expense at that time.

The Company is required to assess whether the earnings of its two Mexican foreign subsidiaries, Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) and WAC de México, S.A. de C.V., SOFOM ENR (“WAC de Mexico”), will be permanently reinvested in the respective foreign jurisdiction or if previously untaxed foreign earnings of the Company will no longer be permanently reinvested and thus become taxable in the United States.  If these earnings were ever repatriated to the United States, the Company would be required to accrue and pay taxes on the cumulative undistributed earnings.  As of December 31, 2017, the Company has determined that approximately $0.4 million of cumulative undistributed net losses from SWAC and approximately $26.8 million of cumulative undistributed net earnings of WAC de México, as well as the future net earnings and losses of both foreign subsidiaries, will be permanently reinvested. At December 31, 2017, there was an unrecognized deductible temporary difference in the amount of $5.1 million related to investment in the Mexican subsidiaries.

As of December 31, 2017 and March 31, 2017, the Company had $8.5 million and $8.9 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $6.8 million and $7.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2017, approximately $4.2 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2017, the Company had approximately $1.8 million accrued for gross interest, of which $0.1 million was a current period-end expense for the nine months ended December 31, 2017.

The Company is subject to U.S. and Mexican income taxes, as well as various other state and local jurisdictions.  With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate increased to 89.0% for the quarter ended December 31, 2017 compared to 32.7% for the prior year quarter. The increase is related to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the current quarter.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - CFPB Investigation,” for information regarding the Company’s previously disclosed receipt of a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) on March 12, 2014, and the Company’s responses thereto, and the CFPB's notification on January 18, 2018 that it had concluded its investigation and would not be proceeding with an enforcement action against the Company.

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

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to minimize disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

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

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. The Company is continuing its discussions with the DOJ and SEC regarding the matters under investigation, but the Company cannot reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement or assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government.

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

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 25, 2017. The settlement stipulation provides for a settlement payment to the class of $16 million, all of which will be funded by the Company's directors and officers (D&O) liability insurance carriers. The court entered an order preliminarily approving the settlement on August 31, 2017. On December 18, 2017, the court entered a final order and judgment approving the settlement. The court's order approving the settlement resolves the claims asserted against all defendants in the action. Neither the Company nor any of its present or former officers have admitted any wrongdoing or liability in connection with the settlement.

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

The following table presents operating results for the Company’s two reportable segments:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Revenues:
U.S.	$125,702,639	120,510,039	$361,270,056	356,187,410
Mexico	11,231,128	10,304,803	35,578,665	30,976,504
Consolidated revenues	136,933,767	130,814,842	396,848,721	387,163,914

Provision for loan losses:
U.S.	$40,455,513	37,563,370	$100,989,538	100,911,353
Mexico	3,299,392	2,421,468	12,581,397	6,958,506
Consolidated provision for loan losses	43,754,905	39,984,838	113,570,935	107,869,859

General and administrative expenses:(1)
U.S.	$68,680,112	65,216,354	$193,825,300	180,147,990
Mexico	4,206,273	6,020,424	22,886,925	17,493,081
Consolidated general and administrative expenses	72,886,385	71,236,778	216,712,225	197,641,071

Interest expense:(2)
U.S.	$5,000,504	5,274,436	$14,037,950	16,379,633
Mexico	—	—	—	—
Consolidated interest expense	5,000,504	5,274,436	14,037,950	16,379,633

Income tax expense (benefit):
U.S.	$13,729,880	4,405,439	$28,979,799	21,677,028
Mexico	(118,124)	273,318	(999,436)	1,846,871
Consolidated income tax expense	13,611,756	4,678,757	27,980,363	23,523,899

Net income (loss):
U.S.	$(2,163,370)	8,050,440	$23,437,469	37,071,406
Mexico	3,843,587	1,589,593	1,109,779	4,678,046
Consolidated net income	1,680,217	9,640,033	24,547,248	41,749,452

(1)
In accordance with transfer pricing agreements between the segments, the Mexico segment reimburses the U.S. segment for personnel-related and other administrative costs incurred by the U.S. segment for the benefit of the Mexico segment. For the three months ended December 31, 2017 and 2016 these charges totaled -$3.2 million ($1.1 million in charges net of approximately $4.3 million of expense related to the investigation into the Company's Mexico operations) and $0.4 million, respectively. For the nine months ended December 31, 2017 and 2016 these charges totaled $1.0 million ($5.3 million in charges net of approximately $4.3 million of expense related to the investigation into the Company's Mexico operations) and $0.1 million ($1.2 million in charges net of approximately $1.1 million of expense reversal related to the retirement of the previous Senior Vice President of Mexico), respectively.

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

The following table presents long-lived assets (other than financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets) for the Company’s two reportable segments:

	December 31, 2017	March 31, 2017
Total long-lived assets
U.S.	$22,174,609	20,724,777
Mexico	2,797,971	3,459,430
Consolidated total long-lived assets	24,972,580	24,184,207

The following table presents total assets for the Company’s two reportable segments:

	December 31, 2017	March 31, 2017
Total assets
U.S.	$836,496,036	730,985,558
Mexico	69,595,000	69,603,217
Consolidated total assets	906,091,036	800,588,775

NOTE 12 – SUBSEQUENT EVENTS

Termination of President and Chief Executive Officer

On January 19, 2018, the Company and Janet L. Matricciani agreed that Ms. Matricciani’s role as President and Chief Executive Officer of the Company would terminate, effective January 22, 2018. The Company and Ms. Matricciani have agreed that the termination of Ms. Matricciani’s employment will be treated as a termination by the Company without cause (other than in connection with a change of control) for all purposes under her employment agreement and related equity award agreements with the Company. As a result, Ms. Matricciani’s employment agreement dated November 19, 2015 has been terminated. In addition, Ms. Matricciani resigned from the Company’s Board of Directors (the “Board”), effective January 22, 2018.

The Company and Ms. Matricciani entered into a separation agreement (the “Separation Agreement”) on January 22, 2018 in connection with Ms. Matricciani’s separation from the Company. Under the Separation Agreement, Ms. Matricciani is entitled to receive (i) a lump sum payment equal to $42,400 for accrued base salary and accrued vacation through the termination date; (ii) a lump sum payment equal to $31,020 for 19 months of COBRA premiums, (iii) $793,728 of vested accrued benefits under the Company’s 2005 Supplemental Income Plan, and (iv) $1,596,650 in severance payments, representing two (2) times the sum of (a) Ms. Matricciani’s current base salary plus (b) the average annual bonus paid to Ms. Matricciani during the period of her employment in respect of the three fiscal years prior to termination, payable in 24 equal monthly installments. In addition, certain equity awards that were previously granted to Ms. Matricciani will vest and become exercisable in accordance with the terms of Ms. Matricciani’s employment agreement with the Company and the applicable plans and award agreements which represent approximately $930,000 of additional expense that will be recognized in the Company's fourth quarter. Ms. Matricciani will also be eligible to receive a pro rata bonus payment for the current fiscal year, provided the Company meets the corporate goals established by the Board for the current fiscal year. The Separation Agreement includes customary waiver and release provisions in favor of the Company, as well as non-competition, confidentiality, and non-disparagement covenants. In addition, certain payments and benefits due to Ms. Matricciani under the Separation Agreement are subject to recovery by the Company upon the occurrence of certain specified events.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements, thereby requiring adjustment or disclosure.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the TCJA that was enacted on December 22, 2017; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting, and the timing and effectiveness of the Company's efforts to remediate the reported material weaknesses in its internal control over financial reporting, which could lead the Company to report further material weaknesses in its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks related to foreign operations; risks inherent in making loans, including repayment risks and value of collateral; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited):

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross loans receivable	$1,229,304	$1,165,009	$1,229,304	$1,165,009
Average gross loans receivable[1]	1,180,035	1,119,658	1,131,578	1,098,837
Net loans receivable	790,905	755,898	790,905	755,898
Average net loans receivable[2]	850,634	807,310	815,761	793,807
Expenses as a % of total revenue:
Provision for loan losses	32.0%	30.6%	28.6%	27.9%
General and administrative	53.2%	54.5%	54.6%	51.0%
Total interest expense	3.7%	4.0%	3.5%	4.2%
Operating income as a % of total revenue[3]	14.8%	15.0%	16.8%	21.1%

Return on average assets (trailing 12 months)	6.5%	8.4%	6.5%	8.4%

Offices opened (merged) or acquired, net	3	1	7	(16)

Total offices (at period end)	1,334	1,323	1,334	1,323

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended December 31, 2017 versus three months ended December 31, 2016

Net income was $1.7 million for the three months ended December 31, 2017, an 82.6% decrease from the $9.6 million earned during the three months ended December 31, 2016. The decrease in net income was primarily due to the write-down of our deferred tax asset and accompanying $10.5 million increase in tax expense. Operating income (revenue less provision for loan losses and general and administrative expenses) increased by $0.7 million, or 3.6%. Interest expense decreased by $0.3 million, or 5.2%. Income tax expense increased by $8.9 million, or 190.9% primarily due to the write-down of our deferred tax asset and accompanying $10.5 million increase in tax expense.

Total revenue increased by $6.1 million, or 4.7%, to $136.9 million during the quarter ended December 31, 2017 from $130.8 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average earning loans. Revenues from the 1,277 offices open throughout both quarterly periods increased by 3.9%.

Interest and fee income for the quarter ended December 31, 2017 increased by $5.0 million, or 4.2%, from the corresponding quarter of the previous year. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding increased 4.6% compared to the prior year quarter. Average net loans outstanding increased 5.4% for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016.

Insurance commissions and other income for the quarter ended December 31, 2017 increased by $1.1 million, or 8.9%, from the corresponding quarter of the previous year. Insurance commissions increased by approximately $0.2 million, or 2.2%, during the three months ended December 31, 2017 when compared to the three months ended December 31, 2016. Other income increased primarily due to a $550,000 receipt of interest in relation to the settlement of a state tax matter. Revenue from the Company's motor club product also increased by $250,000 when comparing the third quarter of fiscal 2018 to the third quarter of fiscal 2017.

The provision for loan losses during the quarter ended December 31, 2017 increased by $3.8 million, or 9.4% from the corresponding quarter of the previous year. The increase is primarily due to a $3.0 million reduction to the provision in the third quarter of fiscal 2017, prompted by improving credit metrics in the US during that period, coupled with increasing delinquencies in Mexico over the current period. Consolidated net charge-offs decreased $1.1 million when comparing the third quarter of fiscal 2018 to the third quarter of fiscal 2017. The portion of the provision driven by the change in loans outstanding increased $700,000 when comparing the third quarter of fiscal 2018 to the third quarter of fiscal 2017. Gross loans outstanding increased $81.7 million in the third quarter of fiscal 2018 versus a $69.4 million increase in the third quarter of fiscal 2017.

General and administrative (G&A) expenses for the quarter ended December 31, 2017 increased by $1.6 million, or 2.3% from the corresponding quarter of the previous year. Personnel expense decreased $800,000 during the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017. Personnel expense in the US decreased by $2.7 million during the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017 primarily due to a decrease in share-based compensation expense and a decrease in the Company's health insurance expense. Advertising expense decreased 4.0% or $350,000 relative to the same quarter in the prior year. Legal and professional expense increased by $2.5 million primarily due to additional expense related to the previously disclosed investigation into our operations in Mexico. We incurred $1.9 million in expense directly related to the investigation during the quarter. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, as well as "Regulatory Matters" below, for additional information regarding the investigation.

Interest expense for the quarter ended December 31, 2017 decreased by $0.3 million, or 5.2% from the corresponding quarter of the previous year. The decrease in interest expense was due to an 8.5% decrease in the average debt outstanding, from $368.7 million to $337.5 million.

The Company’s effective income tax rate increased to 89.0% for the quarter ended December 31, 2017 compared to 32.7% for the prior year quarter. The increase is related to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the current quarter. Excluding the $10.5 million discrete charge, the effective tax rate for the quarter totaled 20.1%. Due to the enactment of the TCJA during the quarter, the Company's federal effective tax rate decreased from 35% to 31.5% for the current fiscal year. The Company accrued at the enacted federal tax rate of 35% prior to the enactment date of the legislation causing a cumulative true-up in accrued tax expense at 31.5% in the current quarter. The Company expects the quarterly effective tax rate to normalize to the enacted, all in rate of approximately 34.0% in the fourth quarter, excluding additional discrete items.

Comparison of nine months ended December 31, 2017 versus nine months ended December 31, 2016

Net income was $24.5 million for the nine months ended December 31, 2017, a 41.2% decrease from the $41.7 million earned during the nine months ended December 31, 2016. The decrease in net income was primarily due to the write-down of our deferred tax asset and accompanying $10.5 million increase in tax expense. Operating income (revenue less provision for loan losses and general and administrative expenses) decreased by $15.1 million, or 18.5%. Interest expense decreased by $2.3 million, or 14.3%. Income tax expense increased by $4.5 million, or 18.9%.

Total revenue increased by $9.7 million, or 2.5%, to $396.8 million during the nine months ended December 31, 2017 from $387.2 million for the corresponding period of the previous year. Revenues from the 1,277 offices open throughout both nine month periods increased by 2.0%.

Interest and fee income for the nine months ended December 31, 2017 increased by $8.0 million, or 2.3%, from the corresponding period of the previous year. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding increased 4.6% compared to the prior year period. Average net loans outstanding increased 2.8% for the nine months ended December 31, 2017 when compared to the corresponding period of the previous year.

Insurance commissions and other income for the nine months ended December 31, 2017 increased by $1.7 million, or 4.4%, from the corresponding period of the previous year. Insurance commissions increased by approximately $0.5 million, or 1.7%, during the nine months when compared to the same period in the prior year. Other income increased primarily due to a $550,000 receipt of interest in relation to the settlement of a state tax matter. Revenue from the Company's motor club product also increased by $700,000 during the nine months when compared to the same period in the prior year.

The provision for loan losses during the nine months ended December 31, 2017 increased by $5.7 million, or 5.3% from the corresponding period of the previous year. The increase is primarily due to a $3.0 million reduction to the provision in the third quarter of fiscal 2017, prompted by improving credit metrics in the US during the nine months ended December 31, 2016, coupled with increasing delinquencies in Mexico over the current period. Consolidated net charge-offs decreased $5.5 million when comparing the nine months ended December 31, 2017 to the nine months ended December 31, 2016. The portion of the provision driven by the change in loans outstanding increased $2.7 million when comparing the two periods. Gross loans outstanding increased $169.5 million during the nine months ended December 31, 2017 versus a $98.0 million increase during the nine months ended December 31, 2016.

General and administrative (G&A) expenses for the nine months ended December 31, 2017 increased by $19.1 million, or 9.6% from the corresponding period of the previous year. General and administrative expenses per average open office increased by approximately 9.2% when comparing the two periods. The total general and administrative expense as a percent of total revenue was 54.6% for the nine months ended December 31, 2017 and was 51.0% for the nine months ended December 31, 2016. Personnel expense increased $6.0 million during the current period when compared to the prior year period primarily due to an increase in part-time employees, which the Company hired to enable our branch offices to extend their hours without significant overtime or hiring additional full-time employees, partially off-set by a decrease in share-based compensation. Advertising expense increased 23.3% or $3.5 million relative to the prior year period. Legal and professional expense increased by $7.0 million primarily due to additional expense related to the previously disclosed investigation into our operations in Mexico. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, as well as "Regulatory Matters" below, for additional information regarding the investigation.

Interest expense for the nine months ended December 31, 2017 decreased by $2.3 million, or 14.3% from the corresponding period of the previous year. The decrease is the result of a 14.3% decrease in the average debt outstanding, from $367.8 million to $315.2 million for the periods ended December 31, 2016 and 2017, respectively.

The Company’s effective income tax rate increased to 53.3% for the nine months ended December 31, 2017 compared to 36.0% for the corresponding period of the previous year. The increase is related to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the current period.

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

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México, S.A. de C.V., SOFOM ENR, a subsidiary of the Company (“WAC de Mexico”), to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, although management will seek to minimize disruption to its operations in Mexico, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on such operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Note 10 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and in the Company's other reports filed with, or furnished to, the SEC from time to time for additional information.

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

By letter dated January 18, 2018, the CFPB informed the Company that it had concluded its investigation and would not be proceeding with an enforcement action against the Company. See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

The Company continues to believe repurchases of common stock are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises.  However, the Company's amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017.

Expenditures by the Company to open and furnish new offices averaged approximately $35,000 per branch during fiscal 2017. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2017, the Company opened 22 new branches and 18 branches were merged into existing branches.

The Company acquired three branches through five business combinations during the first nine months of fiscal 2018. The Company may acquire new branches or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (1) the aggregate commitments under the facility or (2) a borrowing base, and includes a $300.0 thousand outstanding letter of credit subfacility. At December 31, 2017, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In May 2017, the credit facility was amended to, among other things: (i) extend the maturity date from June 15, 2018 to June 15, 2019; (ii) increase the commitments from $370.0 million to $480.0 million; (iii) reduce the maximum permissible ratio of total debt to consolidated adjusted net worth from 2.75 to 1.0 to 2.0 to 1.0; (iv) further narrow the definition of “Eligible Finance Receivables;” (v) expand the circumstances under which the Company may make restricted payments by allowing for certain share repurchases in an aggregate amount of up to 50% of consolidated adjusted net income in any fiscal year, commencing with the fiscal year ended March 31, 2017; and (vi) restrict certain bulk purchases of finance receivables by the Company. In addition, pursuant to the amendment, Bank United, N.A. became a lender under the revolving credit facility.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the nine months ended December 31, 2017, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 5.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments.  On December 31, 2017, $376.9 million was outstanding under this facility, and there was $102.9 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (1) a three-month rolling average rate of receivables at least sixty days past due and (2) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at December 31, 2017 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of December 31, 2017, the Company has $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. Due in part to the ongoing investigation in Mexico, the Company has chosen not to repurchase our common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company may recommence share repurchasing.

The Company continues to believe common stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing common stock, if appropriate and as authorized by our Board of Directors. As of December 31, 2017 our debt outstanding was $376.9 million and our shareholders' equity was $488.9 million, resulting in a debt-to-equity ratio of 0.8:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Non-GAAP Financial Measures

On December 22, 2017, the TCJA was signed into law. The results of the third quarter of fiscal 2018 and first nine months of fiscal 2018 reflect the estimated impact of the enactment of the TCJA, which resulted in a $10.5 million decrease in net income. Net income and earnings per share excluding the impact of these significant items are non-GAAP financial measures. Management believes these measures help investors understand the effect of these items on reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2017, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $376.9 million at December 31, 2017. Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%. Based on the outstanding balance at December 31, 2017, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $3.8 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company operates branches in Mexico, where its local businesses utilize the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenue from our non-U.S. operations accounted for approximately 9.0% and 8.0% of consolidated revenue during the nine months ended December 31, 2017 and 2016, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenue to total consolidated revenue.

Our international operations are subject to risks, including but not limited to potential FCPA compliance risks, differing economic conditions, changes in political climate, social unrest, labor union dynamics that can affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the nine months ended December 31, 2017 resulted in a loss of approximately $3.3 million. The Company’s foreign currency exchange rate exposures may change over time as business practices evolve and could have a material effect on the Company’s financial results. The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

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

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $60.2 million and $57.5 million at December 31, 2017 and 2016, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of December 31, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$881,909,386	$887,378,138	$894,062,197
% change from base amount	(0.62)%	—%	0.75%
$ change from base amount	$(5,468,752)	$—	$6,684,059

	As of December 31, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$832,477,997	$837,700,961	$844,084,602
% change from base amount	(0.62)%	—%	0.76%
$ change from base amount	$(5,222,964)	$—	$6,383,641

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the nine months ended December 31, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$24,446,361	$24,547,248	$24,670,554
% change from base amount	(0.41)%	—%	0.50%
$ change from base amount	$(100,887)	$—	$123,306

	For the nine months ended December 31, 2016
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$41,324,173	$41,749,452	$42,269,238
% change from base amount	(1.02)%	—%	1.25%
$ change from base amount	$(425,279)	$—	$519,786

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

We entered into a separation agreement with our former General Counsel on December 31, 2017 and with our former President and Chief Executive Officer on January 22, 2018. We appointed an Interim President and Chief Executive Officer effective January 22, 2018 to lead the Company until a permanent replacement is hired. Each of these terminations was treated as a termination without cause for all purposes under the respective employment agreements. We will continue to remediate the material weaknesses in our internal control over financial reporting under the leadership of our Interim President and Chief Executive Officer.

Other than the leadership changes discussed in the preceding paragraph and the remediation efforts described herein under "Remediation Plan," there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, there have been no material changes to the risk factors included in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

We have experienced significant turnover in our senior management, and our business may be adversely affected by the transitions in our senior management team or by our inability to effectively handle our leadership transition and any future succession planning.

In December 2017, we entered into a separation agreement with our then-serving Senior Vice President, Secretary and General Counsel, and in January 2018, we entered into a separation agreement with our then-serving President and Chief Executive Officer. The employment of these officers with the Company has terminated. On January 22, 2018, our Board of Directors appointed James H. Wanserski to serve as our Interim President and Chief Executive Officer while the Board searches for a permanent replacement. There can be no assurances concerning the timing or outcome of the Company’s search for permanent replacements.

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of recent executive turnover, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. The loss of services of one or more other members of senior management, or the inability to attract qualified permanent replacements, could have a material adverse effect on our business. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs.
Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the United States and Mexico. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the new law.
Furthermore, we are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our cash flows and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $858.8 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of December 31, 2017, the Company has $1.9 million in repurchase capacity remaining under this authorization. Although the repurchase authorization above has no stated expiration date, the Company's stock repurchase program may be suspended or discontinued at any time. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2017:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2017	—	$—	—	$1,906,179
November 1 through November 30, 2017	—	—	—	1,906,179
December 1 through December 31, 2017	—	—	—	1,906,179
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.1	Seventh Amended and Restated Bylaws of World Acceptance Corporation (File No. 000-19599)		8-K	3.1	1-9-18
10.1	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017, among World Acceptance Corporation, the lender parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent		8-K	10.1	5-8-17
10.2+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	9-8-17
10.3+	Separation Agreement by and between World Acceptance Corporation and Tara E. Trantham, dated as of December 31, 2017 (File No. 000-19599)		8-K	10.1	1-4-18
10.4+	Separation Agreement, dated January 22, 2018, by and between Janet L. Matricciani and World Acceptance Corporation (File No. 000-19599)		8-K	10.1	1-22-18
10.5+	Services Agreement, dated January 22, 2018, by and between James H. Wanserski, JS&R Business Services, L.L.C. d/b/a Wanserski & Associates and World Acceptances Corporation (File No. 000-19599)		8-K	10.2	1-22-18
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.1	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2017, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and December 31, 2016;
(iii) Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and December 31, 2016;
(iv) Consolidated Statements of Shareholder's Equity for the year ended March 31, 2017 and the nine months ended December 31, 2017;
(v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and December 31, 2016; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ James H. Wanserski
James H. Wanserski
Interim President and Chief Executive Officer
Date:	February 6, 2018

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	February 6, 2018