Form 10-K
period 2018-03-31
WORLD ACCEPTANCE CORP
filed 2018-06-13
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2017, computed by reference to the closing sale price on such date, was $491,713,593.  (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.)  As of May 25, 2018, 9,128,869 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2018 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
Form 10-K

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in fifteen states and Mexico as of March 31, 2018.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2019” are to the Company’s fiscal year that will end on March 31, 2019; all references in this report to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018; all references to “fiscal 2017” are to the Company’s fiscal year ended March 31, 2017; and all references to “fiscal 2016” are to the Company’s fiscal year ended March 31, 2016.

The Company maintains an Internet website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K as well as amendments to these filings via a link to a third party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the Securities and Exchange Commission (“SEC”). The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov. The Company will also provide either electronic or paper copies free of charge upon written request to P.O. Box 6429, Greenville, SC 29606-6429. Information included on or linked to our website is not incorporated by reference into this annual report.

PART I.

Item 1.	Description of Business

General.  The Company was incorporated under the laws of South Carolina on February 22, 1973 and is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers standardized installment loans generally between $300 and $4,000 through 1,308 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Wisconsin and Mexico as of March 31, 2018. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. In our U.S. branches the Company also offers income tax return preparation services to its loan customers and other individuals.

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry. Small-loan consumer finance companies generally make loans to individuals of less than $2,000 with maturities of less than 18 months. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or, when appropriate to meet the borrower’s needs, the refinancing of loans. By contrast, commercial banks, credit unions and other consumer finance businesses typically make loans of more than $5,000 with maturities of greater than one year. Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies. As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater credit risk of delinquencies and charge-offs and increased loan administration and collection costs.

The majority of the participants in the industry are independent operators with generally less than 100 branches. We believe that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community rather than pricing, as participants in this industry generally charge interest rates and fees at, or close to, the maximum permitted by applicable state laws. We believe that our relatively large size affords us a competitive advantage over smaller companies by increasing our access to, and reducing our cost of capital.

Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. Consumer loan offices are licensed under state laws which, in many states, establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges. In addition, state laws govern other aspects of the operation of small-loan consumer finance companies. Periodically, constituencies within states seek to enact stricter regulations that would affect our business. Furthermore, the industry is subject to numerous federal laws and regulations that affect lending operations. These federal laws require companies to provide complete disclosure of the principal terms of each loan to the borrower in accordance with specified standards prior to the consummation of the loan transaction. Federal laws also prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair, deceptive or abusive credit practices.

Expansion.  During fiscal 2018, the Company opened 30 new branches, purchased 5 branches, and merged or consolidated 21 branches into existing branches due to their inability to grow to profitable levels. The Company also closed 33 branches belonging to its payroll deduct business in Mexico. In fiscal 2019, the Company currently plans to open or acquire approximately 25 new branches in the United States by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses; however, there can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. The Company currently does not plan to expand its operations in Mexico significantly. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
South Carolina	97	92	96	99	101	98	97	97	95	93
Georgia	123	125	114	113	110	108	105	103	101	100
Texas	291	291	300	300	297	279	262	247	229	223
Oklahoma	71	74	82	83	83	82	82	82	82	80
Louisiana	47	47	48	49	48	47	44	40	38	38
Tennessee	105	104	106	107	105	105	105	103	95	92
Illinois	82	80	82	82	82	81	75	68	64	61
Missouri	76	75	77	78	76	76	72	66	62	57
New Mexico	38	39	42	44	44	44	44	44	39	37
Kentucky	78	77	79	79	76	71	70	66	61	58
Alabama	65	65	69	68	68	64	62	51	44	42
Wisconsin (1)	27	30	29	28	26	21	14	5	—	—
Indiana (2)	32	29	25	22	17	8	—	—	—	—
Mississippi (3)	25	20	20	12	5	—	—	—	—	—
Idaho (4)	20	21	17	8	—	—	—	—	—	—
Mexico (5)	131	158	153	148	133	119	105	95	80	63
Total	1,308	1,327	1,339	1,320	1,271	1,203	1,137	1,067	990	944
_______________________________________________________
(1) The Company commenced operations in Wisconsin in December 2010.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Idaho in October 2014.
(5) The Company stopped originations of payroll deduct "Viva" loans in fiscal 2018.

Loan and Other Products.  In each state in which we operate, as well as in Mexico, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity. Consumer installment loans are our principal product and interest and fee income from such loans accounted for 87.8%, 88.2% and 88.8% of our total revenues in fiscal years 2018, 2017 and 2016, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 36 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2018:

	Minimum Origination (USD)	Maximum Origination (USD)	Minimum Term (Months)	Maximum Term (Months)
Small loans (U.S.)	$200.00	$2,499.00	3	25
Large loans (U.S.)	2,500.00	21,600.00	12	48
Payroll deduct "Viva" loans (Mexico)(1)	165.23	11,015.16	12	120
Traditional installment loans (Mexico)	220.30	1,101.52	12	18
_______________________________________________________
(1) The Company stopped originations of this loan product in fiscal 2018.

Specific allowable interest, fees and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2018, the annual percentage rates on loans we offer in the U.S., including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 25% to 199%, depending on the loan size, maturity and the state in which the loan was made.

As of March 31, 2018, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	US	Mexico	Total	Percentage of total gross loans receivable
25%	36%	$269,855,271	$—	$269,855,271	24.3%
37%	50%	$235,761,364	$4,941,904	240,703,268	21.8%
51%	60%	$133,802,272	$23,105,858	156,908,130	14.2%
61%	70%	$53,847,775	$12,217,949	66,065,724	6.0%
71%	80%	$48,130,233	$8,868,115	56,998,348	5.2%
81%	90%	$35,888,283	$2,762,325	38,650,608	3.5%
91%	100%	$143,054,907	$4,241,645	147,296,552	13.3%
101%	120%	$65,060,715	$27,432,755	92,493,470	8.4%
121%	150%	$18,175,906	$17,311,083	35,486,989	3.2%
151%	199%	$656,432	$—	656,432	0.1%
		$1,004,233,158	$100,881,634	$1,105,114,792	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property, and unemployment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment. The Company offers credit insurance for all loans originated in South Carolina, Georgia, Louisiana, Missouri, Kentucky, Indiana, and Mississippi and on a more limited basis in Texas, Oklahoma, Tennessee, and Alabama. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the

Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer.  The Company does not sell credit insurance to non-borrowers.

The Company also offers automobile club memberships to its borrowers in Georgia, Texas, Louisiana, Tennessee, Missouri, Kentucky, Alabama, Wisconsin, Indiana, and Mississippi as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company does not currently market automobile club memberships to non-borrowers but occasionally sells memberships to non-borrowers.

The table below shows the types of insurance and ancillary products the Company offers by state as of March 31, 2018:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Automobile Club Membership
South Carolina	X	X	X	X
Georgia	X	X	X		X
Texas (1)	X	X	X	X	X
Oklahoma (1)	X	X	X	X
Louisiana	X	X	X		X
Tennessee (1)	X	X	X	X	X
Illinois
Missouri	X	X		X	X
New Mexico
Kentucky	X	X	X	X	X
Alabama (1)	X	X	X		X
Wisconsin					X
Indiana	X	X	X	X	X
Mississippi	X	X	X		X
Idaho
_______________________________________________________
(1) Credit insurance is offered for certain loans.

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s U.S. branches. The Company prepared approximately 77,000, 72,000 and 63,000 returns in fiscal years 2018, 2017 and 2016, respectively. Net revenue generated by the Company from this program during fiscal 2018, 2017 and 2016 amounted to approximately $16.8 million, $14.7 million and $11.9 million, respectively. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

Prior to the third quarter of fiscal 2015, the Company's World Class Buying Club program offered certain electronic products and appliances to its borrowers in Texas, Georgia, Tennessee, New Mexico, and Missouri. Borrowers participating in this program could purchase a product from a limited selection of items maintained in the branches or offered through a catalog available at a branch and could finance the purchase with a retail installment sales contract provided by the Company. Other than the limited product samples maintained in the branches, products sold through this program were shipped directly by the suppliers to the Company's customers, and accordingly, the Company was not required to maintain a large inventory to support the program. The Company decided to wind down the World Class Buying Club program during our fiscal 2015 third quarter. As of March 31, 2015, the Company no longer finances the purchase of products through the program. We will continue to service the approximately $2.2 thousand in outstanding retail installment sales contracts.

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2009 through 2018:

	At March 31,
State	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
South Carolina	9%	9%	9%	10%	11%	11%	11%	12%	12%	11%
Georgia	13	13	12	12	12	13	13	13	14	14
Texas	17	16	17	18	19	19	19	19	20	21
Oklahoma	6	6	7	7	6	6	6	7	6	6
Louisiana	2	2	2	2	2	2	2	2	2	3
Tennessee	12	12	12	12	12	13	14	14	14	14
Illinois	6	6	6	6	7	6	7	6	6	6
Missouri	6	6	7	7	6	6	6	6	6	6
New Mexico	2	2	2	2	2	2	2	2	3	3
Kentucky	8	9	9	9	8	9	9	9	9	9
Alabama	5	4	5	5	4	4	4	4	4	4
Wisconsin (1)	2	1	1	1	1	1	1	—	—	—
Indiana (2)	2	2	1	1	1	—	—	—	—	—
Mississippi (3)	1	1	—	—	—	—	—	—	—	—
Idaho (4)	—	—	—	—	—	—	—	—	—	—
Mexico	9	11	10	8	9	8	6	6	4	3
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Wisconsin in December 2010.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Idaho in October 2014.

The following table sets forth the total number of loans, the average loan balance and the gross loan balance by state at March 31, 2018:

	Total Number of Loans	Average Gross Loan Balance (thousands)	Gross Loan Balance (thousands)
South Carolina	74,838	$1,280	$95,778
Georgia	92,325	1,531	141,316
Texas	204,692	945	193,419
Oklahoma	50,458	1,340	67,592
Louisiana	25,997	888	23,090
Tennessee	88,245	1,471	129,806
Illinois	43,197	1,594	68,873
Missouri	39,957	1,775	70,920
New Mexico	19,830	1,013	20,085
Kentucky	58,425	1,552	90,684
Alabama	49,950	1,041	51,988
Wisconsin	13,200	1,307	17,248
Indiana	15,837	1,232	19,507
Mississippi	13,170	672	8,849
Idaho	6,857	741	5,078
Mexico	156,075	646	100,882
Total	953,053	$1,160	$1,105,115

The following table sets forth the amounts and percentages of our total revenues from customers in the United States and from customers in Mexico.

	Year ended March 31,
	2018		2017		2016
United States	91.6%	$502,668,332	92.3%	490,821,420	92.4%	515,300,873
Mexico	8.4%	$46,037,802	7.7%	40,913,304	7.6%	42,174,834

For information regarding potential risks associated with the Company’s operations in Mexico, see Part I, Item 1A, “Risk Factors—We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” “—Our internal investigation of our operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses," "—Our operations in Mexico are subject to the risks inherent in conducting operations internationally and in Mexico and could contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition,” and “—Our use of derivatives exposes us to credit and market risk,” as well as Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk.” For additional financial information regarding our two reportable segments, refer to Note 17—Segments in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Seasonality.  The Company's highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results for the Company's third fiscal quarter are generally lower than in other quarters, and operating results for its fourth fiscal quarter are generally higher than in other quarters.

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence, and prior credit experience. Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability, ability and willingness to pay. All loan applicants are required to complete standardized credit applications in person or by telephone at local Company branches. Each of the Company's local branches are equipped to perform rapid background, employment and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references and verification with various credit bureaus. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

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

In fiscal 2018, approximately 79.0% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. This, in turn, may increase the fees and other income realized for a particular customer. For fiscal 2018, 2017 and 2016, the percentages of the Company's loan originations that were refinancings of existing loans were 65.9%, 66.8% and 69.4%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Because they are allowed on a selective basis only, refinancings of delinquent loans represented 1.1% of the Company’s loan volume in fiscal 2018.

To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached. The Company expanded our centralized collections in fiscal 2018, focusing on customers who have become more than 90 days past due on a recency basis. In Georgia, Oklahoma, Illinois, Missouri, Tennessee, Alabama, Louisiana, New Mexico, Wisconsin, Kentucky, Indiana and Idaho the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and rarely attempts to foreclose on collateral.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2018, the captive insurance subsidiary reinsured approximately 12.0% of the credit insurance sold by the Company and contributed approximately $2.1 million to the Company's total revenue.

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

Information Technology. ParaData Financial Systems, a wholly-owned subsidiary of the Company, is a financial services software company headquartered near St. Louis, Missouri. Using the proprietary data processing software package developed by ParaData, the Company is able to fully automate all of its loan account processing and collection reporting. The system provides thorough management information and control capabilities.

Monitoring and Supervision.  The Company's loan operations are organized into Southeastern, Central, and Western Divisions and Mexico. The Southeastern Division consists of Alabama, Georgia, Kentucky, South Carolina and Tennessee; the Central Division consists of Illinois, Indiana, Missouri, Oklahoma and Wisconsin; and the Western Division consists of Idaho, Louisiana, Mississippi, New Mexico and Texas. Several levels of management monitor and supervise the operations of each of the Company's branches. Branch managers are directly responsible for the performance of their respective branches. District supervisors are responsible for the performance of 8 to 11 branches in their districts, typically communicate with the branch managers of each of their branches at least weekly and visit the branches at least monthly.  The Vice Presidents of Operations monitor the performance of all branches within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and regularly visit branches.

Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level. At least eight times per fiscal year district supervisors examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once per year each branch undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are generally staffed with two to four employees. The branch manager supervises operations of the branch and is responsible for approving all new and former borrower loan applications and requests for increases in the amount of credit extended. Each branch generally has one or two branch service representatives who take loan applications, process loan applications, apply payments, assist in the preparation of operational reports, collection efforts and marketing activities. Larger branches may employ additional branch service representatives.

New employees are required to review detailed training materials that outline the Company's operating policies and procedures. The Company tests each employee on the training materials during the first year of employment. In addition, each branch associate completes an online training session once every week and periodic training sessions outside the branch. The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, effective, on-line training to all locations. This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company obtains or acquires mailing lists from third party sources. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company also advertises across digital platforms, by email and to existing customers via SMS/text.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 4.1%, 3.4%, and 3.0% in fiscal 2018, 2017, and 2016, respectively.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with generally less than 100 branches. Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000. While it is hard to surmise exactly what impact our competitors have on our business, we believe that factors such as online lending could be affecting the consumer lending market within which we operate. Additionally, although online lenders appear to be marketing to a different customer segment than that of our primary customers, some of our customers may overlap.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service and reputation in the local community rather than pricing, as participants in this industry generally all charge interest rates and fees at or close to the maximum permitted by applicable laws. The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.

Several of the states in which the Company currently operates limit the size of loans made by small-loan consumer finance companies and prohibit the extension of more than one loan to a customer by any one company. As a result, many customers borrow from more than one finance company, which enables the Company, subject to the limitations of various consumer protection and privacy statutes, including, but not limited to, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act, to obtain information on the credit history of specific customers from other consumer finance companies.

Employees.  As of March 31, 2018, the Company had 3,419 U.S. employees, none of whom were represented by labor unions and 1,114 employees in Mexico, all of whom were represented by a Mexico-based labor union. The Company considers its relations with its employees to be good. The Company seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

James H. Wanserski (66)	President and Chief Executive Officer	President and Chief Executive Officer since January 2018; consultant with JS&R Business Services, L.L.C. d/b/a Wanserski & Associates (“W&A”) since 2010; partner of Hardesty, LLC from 2015 to 2016.

John L. Calmes Jr. (38)	Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief Financial Officer and Treasurer since November 2015; Vice President, Chief Financial Officer and Treasurer since December 2013; Director of Finance – Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

Ravin C. Prashad (37)	Senior Vice President and Chief Strategy & Analytics Officer
Senior Vice President, Chief Strategy & Analytics Officer since February 2018; Vice President of Analytics from 2014-2018; Senior Director of Strategy Development for Resurgent Capital Services from 2013-2014, Director of Legal Strategy for Resurgent Capital Services from 2009-2013.

D. Clinton Dyer (45)	Executive Vice President and Chief Branch Operations Officer
Executive Vice President and Chief Branch Operations Officer since February 2018; Executive Vice President of Branch Operations from September 2016 to February 2018; Senior Vice President, Southeastern Division from November 2015 to September 2016; Senior Vice President, Central Division from June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Jeff L. Tinney (56)	Senior Vice President, Western Division
Senior Vice President, Western Division, since June 2007; Vice President, Operations – Texas and New Mexico from June 2001 to June 2007; Vice President, Operations – Texas and Louisiana from April 1998 to June 2001.

Erik T. Brown (45)	Senior Vice President, Central Division	Senior Vice President, Central Division since November 2015; Vice President of Operations, Missouri from July 2005 to November 2015; District Supervisor from November 2003 to July 2005.

Jackie C. Willyard (55)	Senior Vice President, South Eastern Division	Senior Vice President, South Eastern Division since September 2016; Vice President of Operations, Kentucky from August 2003 to September 2016.

Government Regulation.

U. S. Operations.  Small-loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In many cases these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. Generally, state regulations also establish minimum capital requirements for each local branch. Accordingly, the ability of the Company to expand by acquiring existing branches and opening new branches will depend in part on obtaining the necessary regulatory approvals.

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

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level. There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions, proposals and legislation regarding the entire consumer credit industry, as well as our particular installment loan business, and possible significant changes to the laws and regulations, or the authority exercised pursuant to those laws and regulations that govern our business. In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business. We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect, or in the worst case, eliminate, the Company’s lending practices, operations, profitability or prospects. See "State legislation" and “Federal legislation” below and Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

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

In the past, several state legislative and regulatory proposals have been introduced which, had they become law, would have had a materially adverse impact on our operations and ability to continue to conduct business in the relevant state. Although to date none of these state initiatives have been successful, state legislatures continue to receive pressure to adopt similar legislation that would affect our lending operations. For example, in Missouri, following a 2013 failed ballot initiative, the same proponents again commenced ballot initiatives to legislatively cap annual interest rates at 36% and to constitutionally impose other interest rate limitations. The proponents of the rate cap did not obtain sufficient signatures on this initiative to have it placed on the November 2014 election ballot. A similar attempt to introduce rate cap legislation was initiated in New Mexico, but was tabled in early February 2015 by a legislative committee. There can be no assurance that proponents of these or similar initiatives will not pursue them and be successful in the future.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair, deceptive or abusive credit practices. Among the principal disclosure items under the Truth in Lending Act are the terms of repayment, the final maturity, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things, the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act also requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loans are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan. Violations of the statutes and regulations described above may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans.

Although these laws and regulations remained substantially unchanged for many years, over the last several years the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. See Part I, Item 1A, “Risk Factors—Media and public characterization of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations and financial condition” below. Any changes in such laws and regulations could force us to modify, suspend or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). This created, among other things, a new federal regulatory entity, the Consumer Financial Protection Bureau (commonly referred to as the CFPB), with sweeping regulatory and enforcement authority over consumer financial transactions. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions generally. Some of these CFPB announced plans and initiatives, if implemented, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB's regulatory initiatives.

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

Mexico Operations.  Effective May 1, 2008, World Acceptance Corporation de Mexico, S. de R.L. de C.V. was converted to WAC de Mexico, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico SOFOM”), and due to such conversion, this entity became organized as a Sociedad Financiera de Objeto Múltiple, Entidad No Regulada (Multiple Purpose Financial Company, Non-Regulated Entity or “SOFOM, ENR”). Mexican law provides for administrative regulation of companies that are organized as SOFOM, ENRs. As such, WAC de Mexico SOFOM is mainly governed by different federal statutes, including the General Law of Auxiliary Credit Activities and Organizations, the Law for the Transparency and Order of Financial Services, the General Law of Credit Instruments and Operations, and the Law of Protection and Defense to the User of Financial Services. SOFOM, ENRs are also subject to regulation by and surveillance of the National Commission for the Protection and Defense of Users of Financial Services (“CONDUSEF”). CONDUSEF, among other things, acts as mediator and arbitrator in disputes between financial lenders and customers, and resolves claims filed by loan customers. CONDUSEF also prevents unfair and discriminatory lending practices, and regulates, among other things, the form of loan contracts, consumer disclosures, advertisement, and certain operating procedures of SOFOM, ENRs, with such regulations pertaining primarily to consumer protection and adequate disclosure and transparency in the terms of borrowing. Neither CONDUSEF nor federal statutes impose interest rate caps on loans granted by SOFOM, ENRs. Due to anti-money laundering laws, the consumer loan industry is now being reviewed by the National Banking and Securities Commission ("CNBV") for compliance with anti-money laundering regulations. The consumer loan industry, as with most businesses in Mexico, is also subject to other various regulations in the areas of tax compliance and employment matters, among others, by various federal, state and local governmental agencies. Generally, federal regulations take precedence over the state statutes with respect to the consumer loan operations of SOFOM, ENRs.

Our Mexican operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls. The anti-corruption provisions of the FCPA are enforced by the U.S. Department of Justice (“DOJ”). In addition, the SEC requires strict compliance with the accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA can expose the Company and/or individual employees to potentially severe criminal and civil penalties. Such penalties, if assessed, may have a material adverse effect on our business, financial condition, and results of operations. As discussed under Item 1A, “Risk Factors—We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” and Part I, Item 3, “Legal Proceedings—Mexico Investigation” in this Annual Report on Form 10-K, the Company has retained outside counsel and forensic accountants to conduct an investigation of certain transactions and payments in Mexico that potentially implicate the FCPA, including the books and records provisions thereof, and the SEC has issued a formal order of investigation in connection with the same.

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

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to continue to be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by management on regulatory matters, which may have a material adverse effect on the Company’s operations and results.

The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, in June 2016 the CFPB stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority.

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

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rulemaking. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction over the Company’s business or discretionary consumer financial transactions generically, could materially and adversely affect our business, results of operations and prospects. See Part I, Item 1, “Business—Government Regulation” for more information regarding legislation we are subject to and related risks.

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

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of recent executive turnover, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negative impacted as a result. The loss of services of one or more other members of senior management, or the inability to attract qualified permanent replacements, could have a material adverse effect on our business. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs.

We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity.

We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. As discussed in Part I, Item 3, “Legal Proceedings—Mexico Investigation,” in this Annual Report on Form 10-K, we have retained outside counsel and forensic accountants to conduct an investigation of certain transactions and payments in Mexico that potentially implicate the Company in violations of the FCPA, including the books and records provisions of the FCPA. In addition, we have informed the DOJ and the SEC of these matters and intend to fully cooperate with these agencies in their review and investigation. The SEC has issued a formal order of investigation in connection with these matters.

If violations of the FCPA occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact the Company's access to debt financing and capital funding, as well as our ability to collect on outstanding loans and result in further modifications to our business practices and compliance programs, including significant restructuring or curtailment of our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company.

Detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. While we are currently unable to predict what actions the DOJ, SEC, or other governmental agencies (including governmental agencies in Mexico) might take, or what the likely outcome of any such actions might be, we may incur substantial additional expenses responding to such actions. In addition, such actions, fines, and/or penalties could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation, or a settlement thereof, may give rise to an event of default under the agreement governing our revolving credit facility, which could have a material adverse effect on our liquidity. See Part I, Item 1A, “Risk Factors—We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs” and “—The terms of our debt limit how we conduct business.”

Our investigation of our operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses.

In addition to the FCPA implications of our internal investigation into our Mexico operations, as described in the preceding risk factor, our internal investigation may also uncover other material violations of federal and local laws, including but not limited to violations of tax laws and regulations. Any such violations could expose us to lawsuits and other liabilities under applicable law and have a material adverse effect on our business, including our operations in Mexico and our decisions with respect thereto, and our liquidity. Investigating, uncovering, and resolving these matters is expensive and continues to consume significant time and attention of the Company’s senior management. In addition, we may incur substantial additional expenses responding to potential lawsuits and the results thereof could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

Our operations in Mexico are subject to the risks inherent in conducting operations internationally and could contribute materially to increased costs and negatively affect our business, prospects, results of operations and financial condition.

Our operations in Mexico accounted for 8.4% of our revenues during fiscal 2018 and 9.1% of our gross loans receivable at March 31, 2018 and expose our business to risks inherent in conducting international operations, including potential FCPA compliance risks, currency fluctuations and devaluations, unsettled political and social conditions, communication and translation errors due to language barriers, compliance with differing legal and regulatory regimes and differing cultural attitudes toward regulation and compliance. In particular, political and social unrest in Mexico, coupled with a unionized labor structure that effectively gives third parties control over repayment of funds remitted from our customers who borrow under our payroll deduction loan product in Mexico, create risks of non-payment or delinquent payment of these funds collected through the third parties. If we are unable to resolve any such possible issues and persuade the third parties to remit these types of payments, our revenues, delinquencies and charge-off rates from our Mexican operations could be materially and adversely affected. Further, any suspension, cessation or curtailment of our operations in Mexico would decrease our revenues and gross loans receivable and negatively affect our business, prospects, results of operations and financial condition.

Litigation and regulatory actions, including challenges to the arbitration clauses in our customer agreements, could subject us to significant class actions, fines, penalties, judgments and requirements resulting in increased expenses and potential material adverse effects on our business, results of operations and financial condition.

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain legal actions include claims for substantial compensatory and punitive damages, or claims for indeterminate amounts of damages. While the arbitration provisions in our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. There may also be legislative, administrative or regulatory efforts to directly or indirectly prohibit the use of pre-dispute arbitration clauses, or we may be compelled as a result of competitive pressure or reputational concerns to voluntarily eliminate pre-dispute arbitration clauses.

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

Media and public characterization of consumer installment loans as being predatory or abusive could have a materially adverse effect on our business, prospects, results of operations and financial condition.

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

Our revolving credit agreement allows us to borrow up to $480.0 million through June 15, 2019. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in the risk factor below, "–We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs" and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. As of March 31, 2018, we had approximately $244.9 million of total debt outstanding and a total debt to shareholders equity ratio of approximately 0.5 to 1. The substantial amount of our debt could have important consequences, including the following:

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

We may be able to incur substantial additional debt in the future. Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as may any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2018, we had $234.8 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our indebtedness will depend in part on our cash flows from operations, which are subject to regulatory, economic, financial, competitive and other factors beyond our control. We may not generate a level of cash flows from operations sufficient to permit us to meet our debt service obligations. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt, obtain additional financing or obtain additional equity capital on terms that may be onerous or highly dilutive. There can be no assurance that any refinancing will be possible or that any asset sales or additional financing can be completed on acceptable terms or at all.

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

We are subject to taxation at the federal, state and local levels in the United States and Mexico. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The changes included in the TCJA are broad and complex and significantly reform the Internal Revenue Code of 1986, as amended. The TCJA contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, a limitation on the tax deduction for interest expense to 30% of earnings (except for certain small businesses), a limitation on the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate and our expectations regarding our overall tax rate in fiscal 2018 and beyond, the overall impact of the TCJA is uncertain and the ultimate impact may prove to be inconsistent with our current expectations. As a result, the Company’s financial position, results of operations, and cash flows could be adversely affected by the TCJA, the interpretation and administration of the TCJA, and/or any future tax reform legislation.

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

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase, which would adversely affect our results of operations.

To estimate the appropriate level of allowance for loan losses, we consider known and relevant internal and external factors that affect loan collectibility, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for loan losses is based on the guidance in Accounting Standards Codification (“ASC”) 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions or if we are unable to predict how economic conditions may affect our allowance for loan losses, our allowance for loan losses may be inadequate. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for loan losses, our provision for loan losses would increase, which would result in a decline in our future earnings, and thus our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for loan losses. Additional information regarding our allowance for loan losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Quality.”

In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectibility. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU may have a material effect on our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

At March 31, 2018 our total assets contained $7.0 million of goodwill. Under generally accepted accounting principles, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

If we fail to maintain appropriate controls and procedures, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, financial condition, and the trading price of our common stock.

We are required to maintain disclosure controls and procedures and internal control over financial reporting.  Section 404(a) of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting.  Section 404(b) of the Sarbanes Oxley Act requires us to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting.  If we identify a material weakness in our controls and procedures, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. In addition, remediation of a material weakness would require our management to devote significant time and incur significant expense. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to maintain effective controls and procedures we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC. Any such consequence or other negative effect could adversely affect our operations, financial condition, and the trading price of our common stock.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

The annual turnover as of March 31, 2018 among our branch employees was approximately 35.4%. This turnover increases our cost of operations and makes it more difficult to operate our branches.  If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations and financial condition could be adversely affected.

Our ability to execute our growth strategy may be adversely affected.

Our growth strategy includes opening and acquiring branches in existing and new markets and is subject to significant risks, some of which are beyond our control, including:

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

We depend on secure information technology, and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations and could lead to significant financial and legal exposure.

Our operations rely heavily on the secure processing, storage and transmission of personal, confidential and other information about us, our customers and third parties with which we do business. We process a significant number of customer transactions on a continuous basis through our computer systems and networks and are subject to increasingly more risk related to security systems as we enhance our mobile payment technologies and otherwise attempt to keep pace with rapid technological changes in the financial services industry. While we commit resources to the design, implementation, maintenance, and monitoring of our networks and systems, there is no guarantee that our security controls can provide absolute security. Despite the measures we implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems directly, by fraudulently inducing employees, customers, or other users of our systems, or by using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Or, they may seek to disrupt or disable our services through attacks such as denial-of-service attacks and ransomware attacks. In addition, we may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ operations. We also routinely transmit and receive personal, confidential and proprietary information through third parties, which may be vulnerable to interception, misuse or mishandling.

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our operations that could result in significant losses, loss of confidence by and business from customers, customer dissatisfaction, significant litigation, regulatory exposures and harm to our reputation and brand.

In the event personal, confidential or other information is threatened, intercepted, misused, mishandled or compromised, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.

Any interruption of our information systems could adversely affect us.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Any failure or interruption of these systems, including any failure of our back-up systems, network outages, slow performance, or similar problems could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems, loss of confidential Company, customer or vendor information and could result in a loss of customer confidence and business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation, financial liability, and increased costs to remediate such problems, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to data privacy laws, which may significantly increase our compliance and technology costs resulting in a material adverse effect on our results of operations and financial condition.

We are subject to various privacy, data protection and information security laws, including requirements concerning security breach notification. Compliance with current or future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation.

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

As of May 4, 2018, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 29.9% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facilities of approximately 42,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch. As of March 31, 2018, the Company had 1,308 branches, most of which are leased pursuant to short-term operating leases. During the fiscal year ended March 31, 2018, total lease expense was approximately $28.1 million, or an average of approximately $21,127 per branch. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches in the U.S. and Mexico generally have an average size of 1,600 square feet.

Item 3.	Legal Proceedings

Mexico Investigation

As previously disclosed, in March 2017 the Company began an investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees. The Company has retained outside legal counsel and forensic accountants to lead the investigation.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its operations in Mexico or its decisions with respect thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Fiscal 2018 Versus Fiscal 2017" for a discussion of our results of operations in Mexico for each of the last two fiscal years.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in further modifications to our business practices and compliance programs, including significant restructuring or curtailment of, or other effects on, our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors—We may be exposed to liability under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity” and “—Our internal investigation of our operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses.”

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. We are continuing our discussions with the DOJ and SEC regarding the matters under investigation, but the Company cannot reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement or assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related discussions with the government.

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

By letter dated January 18, 2018, the CFPB informed the Company that it had concluded its investigation and would not be proceeding with an enforcement action against the Company. See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of federal regulations to which the Company’s operations are subject.

Shareholder Complaints

As previously disclosed, on April 22, 2014, a shareholder filed a putative class action complaint, Edna Selan Epstein v. World Acceptance Corporation et al., in the United States District Court for the District of South Carolina (case number 6:14-cv-01606) (the "Edna Epstein Putative Class Action"), against the Company and certain of its current and former officers on behalf of all persons who purchased or otherwise acquired the Company’s common stock between April 25, 2013 and March 12, 2014. Two amended complaints were filed by the plaintiffs, and several other motions were filed in the proceedings. The complaint, as most recently amended, alleged that (i) the Company made false and misleading statements in various SEC reports and other public statements in violation of federal securities laws preceding the Company’s disclosure in a Form 8-K filed March 13, 2014 that it had received the above-referenced CID from the CFPB (ii) the Company’s loan growth and volume figures were inflated because of a weakness in the Company’s internal controls relating to its accounting treatment of certain small-dollar loan re-financings and (iii) additional allegations regarding, among other things, the Company's receipt of a Notice and Opportunity to Respond and Advise letter from the CFPB on August 7, 2015. The complaint sought class certification for a class consisting of all persons who purchased or otherwise acquired the Company's common stock between January 30, 2013 and August 10, 2015, unspecified monetary damages, costs and attorneys' fees. The Company denied that the claims had any merit and opposed certification of the proposed class.

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 25, 2017. The settlement stipulation provided for a settlement payment to the class of $16 million, all of which was funded by the Company’s directors and officers (D&O) liability insurance carriers. The court entered an order preliminarily approving the settlement on August 31, 2017. On December 18, 2017, the court entered a final order and judgment approving the settlement. The court’s order approving the settlement resolved the claims asserted against all defendants in the action. Neither the Company nor any of its present or former officers admitted any wrongdoing or liability in connection with the settlement.

As previously disclosed, on July 15, 2015, a shareholder filed a putative derivative complaint, Irwin J. Lipton, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-02796-MGL) (the “Lipton Derivative Action”), on behalf of the Company against certain of our current and former officers and directors. On September 21, 2015, another shareholder filed a putative derivative complaint, Paul Parshall, et al. v. McLean, et al., in the United States District Court for the District of South Carolina (case number 6:15-cv-03779-MGL) (the “Parshall Derivative Action”), asserting substantially similar claims on behalf of the Company against certain of our current and former officers and directors. On October 14, 2015, the Court entered an order consolidating the Lipton Derivative Action and the Parshall Derivative Action as In re World Acceptance Corp. Derivative Litigation (Lead Case No. 6:15-cv-02796-MGL). The plaintiffs subsequently filed an amended complaint, and the amended consolidated complaint alleged, among other things:

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

The consolidated complaint sought, among other things, unspecified monetary damages and an order directing the Company to take steps to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect the Company and its shareholders from future wrongdoing such as that described in the consolidated complaint. On February 28, 2017, the Court entered an order dismissing the derivative litigation. The plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit on March 27, 2017.

On June 14, 2017, following mediation, the parties reached an agreement in principle to settle the derivative litigation. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 4, 2017. The settlement stipulation provided that the Company will adopt certain corporate governance practices and pay plaintiffs’ attorney’s fees and expenses in an amount approved by the court not to exceed $475,000, which fees and expenses have been funded by the Company’s D&O liability insurance carriers. The court entered an order preliminarily approving the settlement on August 24, 2017. On November 7, 2017, the court entered a final order and judgment approving the settlement and awarding plaintiffs’ attorney’s fees and expenses in the amount of $475,000. The court’s order approving the settlement resolved the claims asserted against all defendants in the action. Neither the Company nor any of its present or former directors and officers admitted any wrongdoing or liability in connection with the settlement.

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

Since November 26, 1991, the Company's common stock has traded on NASDAQ and is currently listed on the NASDAQ Global Select Market ("NASDAQ") under the symbol WRLD. As of May 25, 2018, there were 48 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market. In the future, the Company's Board of Directors may determine whether to pay cash dividends based on conditions then existing, including the Company's earnings, financial condition, capital requirements and other relevant factors. In addition, the Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2018, the Company had $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of our common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company will recommence share repurchases.

The Company did not repurchase any shares of the Company’s common stock during the three month period ended March 31, 2018.

The table below reflects the stock prices published by NASDAQ by quarter for the last two fiscal years. The last reported sale price on May 25, 2018 was $107.87.

Market Price of Common Stock
Fiscal 2018
Quarter	High	Low
First	$88.26	$49.26
Second	84.58	71.51
Third	87.87	71.02
Fourth	121.17	80.35

Market Price of Common Stock
Fiscal 2017
Quarter	High	Low
First	$46.24	$32.40
Second	55.43	42.33
Third	68.69	43.50
Fourth	68.83	42.01

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except number of branches and per share information)	Years Ended March 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Interest and fee income	$481,734	$468,759	$495,133	$524,277	$523,770
Insurance income, net and other income	66,972	62,975	62,342	85,936	75,493
Total revenues	548,706	531,734	557,475	610,213	599,263
Provision for loan losses	130,979	128,572	123,598	118,830	126,575
General and administrative expenses	297,433	267,661	269,140	292,052	281,248
Interest expense	19,090	21,504	26,849	23,301	21,195
Total expenses	447,502	417,737	419,587	434,183	429,018
Income before income taxes	101,204	113,997	137,888	176,030	170,245
Income taxes	47,514	40,397	50,493	65,197	63,636
Net income	$53,690	$73,600	$87,395	$110,833	$106,609
Net income per common share (basic)	$6.11	$8.45	$10.12	$12.12	$9.80
Basic weighted average shares	8,791	8,706	8,636	9,146	10,877
Net income per common share (diluted)	$5.99	$8.38	$10.05	$11.90	$9.60
Diluted weighted average shares	8,959	8,778	8,692	9,317	11,106
Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$806,006	$767,896	$776,305	$812,743	$813,920
Allowance for loan losses	(80,826)	(72,195)	(69,566)	(70,438)	(63,255)
Loans receivable, net	725,180	695,701	706,739	742,305	750,665
Total assets	840,987	800,589	806,219	866,131	850,028
Total debt	244,900	295,136	374,685	501,150	505,500
Shareholders' equity	541,108	461,064	391,902	315,568	307,355
Other Operating Data:
As a percentage of average loans receivable, net:
Provision for loan losses	15.9%	16.1%	14.8%	13.9%	15.1%
Net charge-offs	14.9%	15.7%	14.8%	12.9%	14.7%
Number of branches open at year-end	1,308	1,327	1,339	1,320	1,271

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2015, gross loans receivable have decreased at a 0.15% annual compounded rate from $1.110 billion to $1.105 billion at March 31, 2018. While our gross loans receivable have decreased from March 31, 2015, we experienced loan growth of 4.3% in fiscal 2018 after a decrease of 0.7% in fiscal 2017 and a decrease of 3.9% in fiscal 2016. We believe we were able to improve our gross loans receivable growth rates through improved marketing processes and analytics. During the three-year period beginning March 31, 2015, the Company has decreased in size from 1,320 branches to 1,308 branches as of March 31, 2018. Our U.S. operations have expanded in size from 1,172 branches to 1,177 branches over the same period. During fiscal 2019, the Company currently plans to open or acquire approximately 25 new branches in the United States and evaluate acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its U.S. branches. The Company prepared approximately 77,000, 72,000 and 63,000 returns in each of the fiscal years 2018, 2017 and 2016, respectively. Revenues from the Company’s tax preparation business amounted to approximately $16.8 million, a 14.3% increase over the $14.7 million earned during fiscal 2017.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2018	2017	2016
	(Dollars in thousands)
Gross loans receivable	$1,105,115	$1,059,804	$1,066,964
Average gross loans receivable (1)	$1,138,401	$1,100,700	$1,147,956
Net loans receivable	$806,007	$767,896	$776,305
Average net loans receivable (2)	$823,691	$796,642	$834,964

Expenses as a percentage of total revenue:
Provision for loan losses	23.9%	24.2%	22.2%
General and administrative	54.2%	50.3%	48.3%
Total interest expense	3.5%	4.0%	4.8%
Operating income as a percentage of total revenue (3)	21.9%	25.5%	29.6%

Return on average assets (trailing 12 months)	6.3%	8.8%	10.1%

Branches opened or acquired (merged or closed), net	(19)	(12)	19

Total branches (at period end)	1,308	1,327	1,339
_______________________________________________________
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

Comparison of Fiscal 2018 Versus Fiscal 2017

Net income for fiscal 2018 was $53.7 million, a 27.1% decrease from the $73.6 million earned during fiscal 2017. Operating income (revenues less provision for loan losses and general and administrative expenses) decreased $15.2 million. The decreases in net income and operating income were primarily driven by increases in personnel expense ($11.0 million), advertising expense ($4.4 million), and other expense ($12.5 million), partially offset by an increase in total revenues of $17.0 million. Net income was also impacted by a $15.4 million increase in income tax expense related to the Tax Cuts and Jobs Act (TCJA) and a $2.4 million decrease in interest expense.

Total revenues increased to $548.7 million in fiscal 2018, a $17.0 million, or 3.2%, increase from the $531.7 million in fiscal 2017. Revenues from the 1,127 U.S. branches open throughout both fiscal years increased by 2.1%. At March 31, 2018, the Company had 1,308 branches in operation, a decrease of 19 branches from March 31, 2017. The decrease was the result of merging 21 branches into existing branches as well as closing 33 branches associated with the payroll deduct business in Mexico, partially offset by opening 30 new branches and acquiring 5 branches.

Interest and fee income during fiscal 2018 increased by $13.0 million, or 2.8%, from fiscal 2017. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding at March 31, 2018 increased 5.0% compared to March 31, 2017, and average net loans outstanding increased 3.4% during fiscal 2018 compared to fiscal 2017. Interest and fee income for the year also benefited from an increase in loan volumes of approximately 3.2%.

Insurance commissions and other income increased by $4.0 million, or 6.3%, over the two fiscal years. Insurance commissions increased by $1.1 million, or 2.7%, when comparing the two fiscal years due to an increase in loan volume in states where we offer our insurance product. Other income increased by $2.9 million, or 13.0%, when comparing the two fiscal years due mainly to an increase in tax return preparation income of $2.1 million.

The provision for loan losses during fiscal 2018 increased by $2.4 million, or 1.9%, from the previous year. This increase resulted from an increase in the amount of loans that were fully reserved during the year. Net charge-offs for fiscal 2018 amounted to $122.8 million, a 2.1% decrease from the $125.4 million charged off during fiscal 2017. Accounts that were 60 days or more past due represented 6.3% and 5.5% of our loan portfolio on a recency basis and 8.8% and 7.8% of our portfolio on a contractual basis at March 31, 2018 and March 31, 2017, respectively. When excluding the impact of payroll deduct loans in Mexico, accounts 60 days or more past due on a contractual basis represented 7.3% and 6.9% of our loan portfolio at March 31, 2018 and March 31, 2017, respectively. The Company's year-over-year charge-off ratio (net charge-offs as a percentage of average net loans receivable) decreased from 15.7% for the year ended March 31, 2017 to 14.9% for the year ended March 31, 2018. The Company's fiscal 2018 charge-off ratio of 14.9% is consistent with the its historical charge-off ratios. Charge-off ratios for the past ten fiscal years averaged 14.5%, with a high of 16.7% (fiscal 2009) and a low of 12.9% (fiscal 2015). The following table presents the Company's charge-off ratios since 2002.

_______________________________________________________
2009 In fiscal 2009 the Company's net charge-off rate increased to 16.7%, the highest in the Company’s history due to the difficult economic environment, which put substantial pressure on our customers' ability to repay their loans.
2015 In fiscal 2015 the Company's net charge-off rate decreased to 12.9%. The net charge-off rate benefited from a change in branch level incentives during the year, which allows managers to continue collection efforts on accounts that are 90 days or more past due without having their monthly bonus negatively impacted. As expected, the change resulted in an increase in accounts 90 days or more past due and fewer charge-offs during fiscal 2015. We estimate the net charge-off rate would have been approximately 14.1% for fiscal 2015 excluding the impact of the change.

General and administrative expenses during fiscal 2018 increased by $29.8 million, or 11.1%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, increased 10.8% when comparing the two fiscal years, and, overall, general and administrative expenses as a percent of total revenues increased to 54.2% in fiscal 2018 from 50.3% in fiscal 2017. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $182.9 million for fiscal 2018, an $11.0 million, or 6.4%, increase over fiscal 2017. The increase was primarily driven by an increase in regular payroll related to annual pay increases and changes in headcount as well as increased incentive payments in the U.S. due to improved performance, $2.5 million of severance-related expense stemming from the separation agreement with the Company’s former CEO, and a $1.8 million expense related to a change in the Company’s paid time off policy that accelerated the accrual of time-off within the calendar year. The policy change became effective January 1, 2018.
Occupancy and equipment expense totaled $43.8 million for for fiscal 2018, a $1.3 million, or 3.1%, increase over fiscal 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2018 the average expense per branch increased slightly to $32.9 thousand, up from $32.0 thousand in fiscal 2017.
Advertising expense totaled $22.3 million for fiscal 2018, a $4.4 million, or 24.8%, increase over fiscal 2017. The Company identified opportunities for customer acquisition during key time frames and, in an effort to capitalize on such opportunities, increased advertising, which resulted in more advertising campaigns being funded in the current year when compared to the prior year. In fiscal 2018 the average expense per branch increased to $16.8 thousand compared to $13.5 thousand in fiscal 2017.
Amortization of intangible assets totaled $1.0 million for fiscal 2018, a $0.5 million, or 102.2%, increase over fiscal 2017, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions during the current and prior year.
Other expense totaled $47.4 million for fiscal 2018, a $12.5 million, or 35.9%, increase over fiscal 2017. The increase was primarily due to approximately $7.2 million of expense related to the Company's Mexico investigation, which began in March 2017, and a $2.3 million increase debit card fees over the prior year. Debit card fees have continued to increase as customers take advantage of the Company's pay-by-phone and on-line payment options. We have also increased our investment in information technology.

Interest expense decreased by $2.4 million, or 11.2%, during fiscal 2018 when compared to the previous fiscal year as a result of a decrease in average debt outstanding of 13.7% partially offset by an increase in the effective interest rate from 5.8% to 6.0%.

Income tax expense increased $7.1 million, or 17.6% for fiscal 2018 compared to the prior fiscal year. The effective tax rate increased to 46.9% for fiscal 2018 compared to 35.4% for fiscal 2017. The increase was primarily due to a $10.5 million charge to tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities and a $4.8 million charge to tax expense related to the foreign transition tax in the current fiscal year. The increase was partially offset by a $3.4 million reduction in tax expense due to the reduction of the Company's U.S. federal statutory income tax rate from 35% to 31.55% for fiscal 2018.

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

Total revenues decreased to $531.7 million in fiscal 2017, a $25.7 million, or 4.6%, decrease from the $557.5 million in fiscal 2016. Revenues from the 1,258 branches open throughout both fiscal years decreased by 3.38%. At March 31, 2017 the Company had 1,327 branches in operation, a decrease of 12 branches from March 31, 2016. The decrease was the result of merging 44 branches into existing branches, partially offset by opening 18 new branches and acquiring 14 branches.

Interest and fee income during fiscal 2017 decreased by $26.4 million, or 5.3%, from fiscal 2016. We experienced a 4.6% decrease in our average net loans receivable. Interest and fee income for the year was also negatively impacted by a decrease in loan volumes. However, origination volume improved throughout the year and increased when comparing the fourth quarter of 2017 to the fourth quarter of 2016. Revenues from our operations in Mexico were negatively impacted by a fluctuation in the exchange rate year over year. The fluctuation in the exchange rate had a negative impact of approximately $6.4 million on fiscal 2017’s revenue compared to the prior year.

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

The provision for loan losses during fiscal 2017 increased by $5.0 million, or 4.0%, from the previous year. This increase resulted from an increase in the amount of loans charged off as well as an increase in the amount of loans that were fully reserved during the year. Net charge-offs for fiscal 2017 amounted to $125.4 million, a 1.5% increase over the $123.6 million charged off during fiscal 2016. We believe that the increase in charge-offs is the result of ceasing all in-person visits to delinquent borrowers in December 2015. Accounts that were 60 days or more past due were 5.5% and 4.7% on a recency basis, and were 7.8% and 7.1% on a contractual basis at March 31, 2017 and March 31, 2016, respectively. When excluding the impact of payroll deduct loans in Mexico, the accounts contractually delinquent 60 days or more past due were 6.9% at March 31, 2017 compared to 6.4% at March 31, 2016. During fiscal 2017 the Company also had an increase in year-over-year loan loss ratios. Net charge-offs as a percentage of average net loans increased from 14.8% during fiscal 2016 to 15.7% during fiscal 2017. During fiscal 2017 the Company had a charge-off ratio of 15.7%, which is elevated compared to historical levels. From fiscal 2002 to fiscal 2006, the charge-offs as a percent of average loans ranged from 14.6% to 14.8%. In fiscal 2007 the Company experienced a temporary decline to 13.3%, which was attributed to a change in the bankruptcy law, but returned to 14.5% in fiscal 2008. In fiscal 2009 the ratio increased to 16.7%, the highest in the Company’s history as a result of the difficult economic environment and higher energy costs that our customers faced. The ratio steadily declined from 15.5% in fiscal 2010 to 13.9% in fiscal 2013 and increased to 14.7% in fiscal 2014.

General and administrative expenses during fiscal 2017 decreased by $1.5 million, or 0.5%, over the previous fiscal year. Personnel expense only increased $2.4 million despite the prior year benefiting from the release of $11.4 million of expense previously accrued for long-term equity incentive awards. Other expense decreased due to $1.2 million of expense related to a planned bond offering that was not completed being recorded in fiscal 2016 as well as a $1.5 million decrease in mileage expense. Occupancy and equipment expense decreased due to a $1.3 million loss taken as a result of the sale of the corporate jet in fiscal 2016. General and administrative expenses, when divided by average open branches, increased 0.4% when comparing the two fiscal years, and overall, general and administrative expenses as a percent of total revenues increased to 50.3% in fiscal 2017 from 48.3% in fiscal 2016.

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

Regulatory Matters

Mexico Investigation

As disclosed in Part I, Item 3, “Legal Proceedings—Mexico Investigation” above, the Company has retained outside counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its operations in Mexico or its decisions with respect thereto.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in further modifications to our business practices and compliance programs, including significant restructuring or curtailment of, or other effects on, our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors-We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” “—Our internal investigation of our operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses,” “—We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs,” and “—The terms of our debt limit how we conduct our business” in this Annual Report on Form 10-K for additional information.

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

By letter dated January 18, 2018, the CFPB informed the Company that it had concluded its investigation and would not be proceeding with an enforcement action against the Company. See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

CFPB Rulemaking Initiative

On October 5, 2017, the CFPB issued a final rule (the “Rule”) imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The final Rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016, relating to payday, vehicle title, and similar loans. The Company does not believe that the CFPB’s final Rule will have a material impact on the Company’s existing lending procedures because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. To the extent that the Rule’s payment requirements would apply to the Company’s loans, the Company does not believe that these requirements would have a material impact on the Company’s lending procedures.

The CFPB has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. Though the timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” for more information regarding these regulatory and related risks.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the Internal Revenue Service or by state or foreign taxing authorities. The Company is subject to potential adverse adjustments including, but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual basis for at least 61 days at March 31, 2018, 2017, and 2016:

	At March 31,
	2018	2017	2016
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$27,908	$25,824	$27,082
91 days or more past due	69,835	56,809	48,495
Total	$97,743	$82,633	$75,577
Percentage of period-end gross loans receivable	8.8%	7.8%	7.1%

In fiscal 2018 approximately 79.0% of the Company’s loans, based on accounts, were generated through refinancings of outstanding loans and the origination of new loans to previous customers. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2018, 2017, and 2016, the percentages of the Company’s loan originations that were refinancings of existing loans were 65.9%, 66.8%, and 69.4%, respectively. The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing. A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis. Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy not to refinance delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. During fiscal 2018 and 2017, delinquent refinancings represented 1.1% and 1.2%, respectively, of the Company’s total loan volume.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and least on loans made to former borrowers and refinancings. As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2018:

	Loan Volume by Category (by No. of Accounts)	Percent of Total Charge-offs (by No. of Accounts)	Charge-off as a Percent of Total Loans Made by Category (by No. of Accounts)
Refinancings	65.9%	62.1%	5.9%
Former borrowers	13.1%	8.4%	5.8%
New borrowers	21.0%	29.5%	15.4%
	100.0%	100.0%

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
The Company uses a mathematical calculation to determine the initial allowance at the end of each reporting period. The calculation originated as management's estimate of future charge-offs and is used to allocate expenses to the branch level. There are two components when calculating the allowance for loan losses, which the Company refers to as the general reserve and the specific reserve. This calculation is a starting point, and over time, and as needed, additional provisions have been added as determined by management to ensure the allowance is adequate.
The general reserve is 4.25% of the gross loan portfolio. The specific reserve generally represents 100% of all loans 91 days or more past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due and bankrupt loans is remote.

A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). The primary tool used is the movement model (on a contractual and recency basis), which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis), plus an amount related to delinquent refinancings is compared to the allowance resulting from the mathematical calculation to determine if any adjustments are required to make the allowance adequate. Management also determines if any adjustments are needed in the event the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model when determining if any adjustments are needed.
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. We believe charge-offs during fiscal 2016 and 2017 were negatively impacted by ceasing all in-person visits to delinquent borrowers in December 2015. The Company's historical annual charge-off rate for the past 10 years has ranged from 12.9% to 16.7% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 13 months, and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 9 months of average net charge-offs at March 31, 2018. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
A large percentage of loans that are charged off during any fiscal year are not on the Company's books at the beginning of the fiscal year. The Company believes that it is not appropriate to provide for losses on loans that have not been originated, that twelve months of net charge-offs are not needed in the allowance due to the average life of the loan portfolio being less than twelve months and that the method employed is in accordance with GAAP.
The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2018, 2017, and 2016:

	2018	2017	2016
Balance at beginning of period	$72,194,892	$69,565,804	$70,437,988
Provision for loan losses	130,979,129	128,572,162	123,598,318
Loan losses	(138,808,839)	(141,878,119)	(141,758,366)
Recoveries	16,047,215	16,519,929	18,196,110
Translation adjustment	413,331	(584,884)	(908,246)
Balance at end of period	$80,825,728	$72,194,892	$69,565,804

Allowance as a percentage of loans receivable, net of unearned and deferred fees	10.0%	9.4%	9.0%
Net charge-offs as a percentage of average net loans receivable (1)	14.9%	15.7%	14.8%
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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2018 and 2017.

	At or for the Three Months Ended
	2018				2017
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)

Total revenues	$128,910	$131,006	$136,934	$151,858	$127,080	$129,269	$130,815	$144,571
Provision for loan losses	$30,840	$38,976	$43,755	$17,408	$32,014	$35,871	$39,985	$20,702
General and administrative expenses	$72,917	$70,909	$72,886	$80,721	$62,949	$63,456	$71,237	$70,020
Net income	$13,068	$9,799	$1,680	$29,143	$16,618	$15,491	$9,640	$31,851

Gross loans receivable	$1,110,372	$1,147,641	$1,229,304	$1,105,114	$1,087,502	$1,095,577	$1,165,009	$1,059,804
Number of branches open	1,331	1,331	1,334	1,308	1,324	1,322	1,323	1,327

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data and Note 1—Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable decreased slightly from $1,110.1 million at March 31, 2015 to $1,105.1 million at March 31, 2018, net cash provided by operating activities for fiscal years 2018, 2017 and 2016 was $218.0 million, $219.4 million and $206.1 million, respectively.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017.

The Company plans to open or acquire approximately 25 branches in the United States during fiscal 2019. Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per branch during fiscal 2018. New branches have generally required $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During fiscal 2018 the Company opened 30 new branches and merged or closed 54 branches into existing ones.

The Company acquired 5 branches during fiscal 2018. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $300,000 letter of credit subfacility. At March 31, 2018 the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In May 2017, the credit facility was amended to, among other things, extend the term through June 15, 2019.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%. For the year ended March 31, 2018, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 6.0%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2018, $244.9 million was outstanding under this facility, and there was $234.8 million of unused borrowing availability under the borrowing base limitations.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2018 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in Part I, Item 3, “Legal Proceedings—Mexico Investigation,” such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants.

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

The following table summarizes the Company’s contractual obligations by period (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$261,678,711	$13,885,830	$247,792,881	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	54,746,138	25,915,335	25,160,406	3,633,976	36,421
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Total	$316,424,849	$39,801,165	$272,953,287	$3,633,976	$36,421

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2018, the Company had $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of our common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company will recommence share repurchases.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may resume repurchasing stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2018 our debt outstanding was $244.9 million and our shareholders' equity was $541.1 million resulting in a debt-to-equity ratio of 0.5:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a materially adverse effect on its financial condition. Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base. It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable. The Company believes that this increase in absolute revenues should offset any increase in operating costs. In addition, because the Company’s loans have a relatively short contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

Legal Matters

From time to time the Company is involved in routine litigation relating to claims arising out of its operations in the normal course of business.  See Part I, Item 3, “Legal Proceedings” and Note 16 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2018, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $244.9 million at March 31, 2018. Interest on borrowings under this facility is based on the rate of LIBOR plus 4.0%, with a minimum rate of 5.0%

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2018, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis.

Foreign Currency Exchange Rate Risk

The Company has operated branches in Mexico since September 2005, where its local businesses utilize the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rate changes. Revenues from our non-U.S. operations accounted for approximately 8.4% and 7.7% of total revenues during the twelve-month periods ended March 31, 2018 and 2017, respectively. There have been, and there may continue to be, period-to-period fluctuations in the relative portions of our international revenues to total consolidated revenues.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future consolidated financial position as well as our consolidated results of operations could be adversely affected by changes in these or other factors. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts are denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. Additionally, foreign exchange rate fluctuations may impact our consolidated results from operations as exchange rate fluctuations will impact the amounts reported in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the twelve months ended March 31, 2018 was income of approximately $1.7 million. The Company’s foreign currency exchange rate exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results. The Company will continue to monitor and assess the effect of foreign currency fluctuations and may institute hedging strategies.

The Company performs a foreign exchange sensitivity analysis on a quarterly basis, which assumes a hypothetical 10% increase and decrease in the value of the U.S. dollar relative to the Mexican peso. The foreign exchange risk sensitivity of both net loans receivable and consolidated net income is assessed using hypothetical scenarios and assumes that earnings in Mexican pesos are recognized evenly throughout a period. The actual results may differ from the results noted in the tables below, particularly due to assumptions utilized or if events occur that were not included in the method used.

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $60.8 million and $66.2 million at March 31, 2018 and 2017, respectively, on the reported net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net of Unearned Amounts
	As of March 31, 2018
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$800,482,329	$806,006,456	$812,758,181
% change from base amount	(0.69)%	—	0.84%
$ change from base amount	$(5,524,127)	$—	$6,751,725
	As of March 31, 2017
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Loans receivable, net of unearned	$761,880,589	$767,895,481	$775,247,049
% change from base amount	(0.78)%	—	0.96%
$ change from base amount	$(6,014,892)	$—	$7,351,568

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	As of March 31, 2018
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$53,272,105	$53,690,018	$54,200,774
% change from base amount	(0.78)%	—	0.95%
$ change from base amount	$(417,913)	$—	$510,756
	As of March 31, 2017
Foreign exchange spot rate, U.S. Dollars to Mexican Pesos	(10)%	0%	10%
Net Income	$73,072,121	$73,600,294	$74,245,840
% change from base amount	(0.72)%	—	0.88%
$ change from base amount	$(528,173)	$—	$645,546

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
Cash and cash equivalents	$32,086,304	15,200,410
Gross loans receivable	1,105,114,792	1,059,804,132
Less:
Unearned interest, insurance and fees	(299,108,336)	(291,908,651)
Allowance for loan losses	(80,825,728)	(72,194,892)
Loans receivable, net	725,180,728	695,700,589
Property and equipment, net	25,591,418	24,184,207
Deferred income taxes, net	30,239,637	39,025,069
Other assets, net	14,210,186	13,797,098
Goodwill	7,034,463	6,067,220
Intangible assets, net	6,644,301	6,614,182
Total assets	$840,987,037	800,588,775

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	244,900,000	295,136,200
Income taxes payable	14,534,970	12,519,417
Accounts payable and accrued expenses	40,444,215	31,869,581
Total liabilities	299,879,185	339,525,198

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,119,443 and 8,782,949 shares at March 31, 2018 and March 31, 2017, respectively	—	—
Additional paid-in capital	175,887,227	144,241,105
Retained earnings	391,275,705	344,605,347
Accumulated other comprehensive loss	(26,055,080)	(27,782,875)
Total shareholders' equity	541,107,852	461,063,577
Commitments and contingencies

Total liabilities and shareholders' equity	$840,987,037	800,588,775

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2018	2017	2016
Revenues:
Interest and fee income	$481,734,277	$468,759,262	$495,133,436
Insurance income, net and other income	66,971,857	62,975,462	62,342,271
Total revenues	548,706,134	531,734,724	557,475,707

Expenses:
Provision for loan losses	130,979,129	128,572,162	123,598,318
General and administrative expenses:
Personnel	182,947,342	171,958,682	169,573,039
Occupancy and equipment	43,772,794	42,437,711	44,460,905
Advertising	22,293,705	17,866,422	16,863,076
Amortization of intangible assets	990,399	489,836	528,747
Other	47,428,625	34,908,572	37,713,908
Total general and administrative expenses	297,432,865	267,661,223	269,139,675

Interest expense	19,089,635	21,504,208	26,849,250
Total expenses	447,501,629	417,737,593	419,587,243

Income before income taxes	101,204,505	113,997,131	137,888,464
Income taxes	47,514,487	40,396,837	50,492,907
Net income	$53,690,018	$73,600,294	$87,395,557

Net income per common share:
Basic	$6.11	$8.45	$10.12
Diluted	$5.99	$8.38	$10.05

Weighted average common shares outstanding:
Basic	8,791,168	8,705,658	8,636,269
Diluted	8,958,676	8,778,044	8,692,191

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2018	2017	2016

Net income	$53,690,018	73,600,294	87,395,557
Foreign currency translation adjustments	1,727,795	(4,848,530)	(8,031,995)
Comprehensive income	$55,417,813	68,751,764	79,363,562

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity

Balances at March 31, 2015	$141,864,764	188,605,305	(14,902,350)	315,567,719

Proceeds from exercise of stock options (89,403 shares), including tax benefits of $78,382	3,327,067	—	—	3,327,067
Restricted common stock expense under stock option plan, net of cancellations ($2,289,017)	(10,322,230)	—	—	(10,322,230)
Stock option expense	3,965,463	—		3,965,463
Other comprehensive loss	—	—	(8,031,995)	(8,031,995)
Net income	—	87,395,557	—	87,395,557

Balances at March 31, 2016	$138,835,064	276,000,862	(22,934,345)	391,901,581

Proceeds from exercise of stock options (32,702 shares), including tax expense of -$565,162	595,343	—	—	595,343
Common stock repurchases (95,703 shares)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	1,320,036	—	—	1,320,036
Stock option expense	3,490,662	—	—	3,490,662
Other comprehensive loss	—	—	(4,848,530)	(4,848,530)
Net income	—	73,600,294	—	73,600,294

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (389,888 shares)	25,323,531	—	—	25,323,531
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($1,517,357)	1,564,048	—	—	1,564,048
Stock option expense	2,353,214	—	—	2,353,214
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	1,727,795	1,727,795
Net income	—	53,690,018	—	53,690,018

Balances at March 31, 2018	$175,887,227	391,275,705	(26,055,080)	541,107,852

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2018	2017	2016
Cash flow from operating activities:
Net income	$53,690,018	73,600,294	87,395,557

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	990,399	489,836	528,747
Amortization of debt issuance costs	865,727	2,029,719	2,769,596
Provision for loan losses	130,979,129	128,572,162	123,598,318
Depreciation	7,339,657	6,918,525	6,503,561
Loss (gain) on sale of property and equipment	210,117	(29,583)	1,401,391
Deferred income tax expense (benefit)	8,785,432	(894,086)	(785,377)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	5,434,619	4,810,698	(6,356,767)
Gain on sale of finance receivables, net of buybacks	—	—	(1,474,182)
Change in accounts:
Other assets, net	(858,817)	492,233	1,923,196
Income taxes payable	2,015,553	4,277,275	(9,945,544)
Accounts payable and accrued expenses	8,574,634	(904,326)	511,863
Net cash provided by operating activities	218,026,468	219,362,747	206,070,359
Cash flows from investing activities:
Increase in loans receivable, net	(143,373,549)	(104,765,019)	(93,980,511)
Net assets acquired from branch acquisitions, primarily loans	(15,586,411)	(16,703,456)	(92,097)
Increase in intangible assets from acquisitions	(1,987,762)	(4,133,242)	(81,531)
Purchases of property and equipment	(9,171,468)	(6,813,582)	(8,654,804)
Proceeds from sale of property and equipment	310,542	801,797	889,946
Proceeds from sale of loan receivable, net of buybacks	—	—	26,218
Net cash used in investing activities	(169,808,648)	(131,613,502)	(101,892,779)
Cash flow from financing activities:
Borrowings from senior notes payable	294,963,800	274,901,200	295,095,000
Payments on senior notes payable	(345,200,000)	(354,450,000)	(421,560,000)
Debt issuance costs associated with senior notes payable	(420,000)	(201,200)	(5,500,000)
Proceeds from exercise of stock options	25,323,531	1,160,505	3,248,685
Payments for taxes related to net share settlement of equity awards	(1,517,357)	—	—
Repurchase of common stock	(4,614,331)	(4,995,809)	—
Excess tax benefit (expense) from exercise of stock options	—	(565,162)	78,382
Net cash used in financing activities	(31,464,357)	(84,150,466)	(128,637,933)
Effects of foreign currency fluctuations on cash and cash equivalents	132,431	(775,393)	(1,501,558)
Net change in cash and cash equivalents	16,885,894	2,823,386	(25,961,911)
Cash and cash equivalents at beginning of year	15,200,410	12,377,024	38,338,935
Cash and cash equivalents at end of year	$32,086,304	15,200,410	12,377,024
Supplemental Disclosures:
Interest paid during the year	$17,696,711	19,251,788	23,811,210
Income taxes paid during the year	$38,741,119	38,042,020	62,530,594

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

Nature of Operations

The Company is a small-dollar consumer finance (installment loan) company headquartered in Greenville, South Carolina that offers short-term small loans, medium-term larger loans, related credit insurance products and ancillary products and services to individuals who have limited access to other sources of consumer credit.  It also offers income tax return preparation services to its customer base and to others.

As of March 31, 2018, the Company operated 1,177 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, and Wisconsin. Branches in the aforementioned states operate under one of the following names: Amicable Finance, Capitol Loans, Colonial Finance, Freeman Finance, General Credit, Local Loans, Midwestern Financial, Midwestern Loans, Personal Credit, People's Finance, World Acceptance, or World Finance. The Company also operated 131 branches in Mexico. Branches in Mexico operate under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

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

The financial statements of the Company’s foreign subsidiaries in Mexico are prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the current exchange rate while income and expense are translated at an average exchange rate for the period. The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Loss, net.”

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

The Company has two reportable segments, which are the U.S. and Mexico operating segments. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done within the existing branch network in conjunction with or as a complement to the lending operations. There is no discrete financial information available for these activities, and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments.

At March 31, 2018 and 2017, the Company's Mexico operations accounted for approximately 9.5% and 8.7% of total consolidated assets, respectively. Total revenues for the years ended March 31, 2018, 2017 and 2016 were $46.0 million, $40.9 million, $42.2 million, respectively, which represented 8.4%, 7.7%, and 7.6% of consolidated revenues, respectively.

For additional financial information regarding the results of our two reportable segments for each of the last three fiscal years, refer to Note 17—Segments in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2018 and 2017 the Company had $5.5 million and $3.9 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of South Carolina, Georgia, Texas, Oklahoma, Louisiana, Tennessee, Illinois, Missouri, New Mexico, Kentucky, Alabama, Wisconsin, Indiana, Mississippi and Idaho. In addition, the Company also originates consumer loans in Mexico. During fiscal 2018, 2017 and 2016 the Company originated loans generally ranging up to $4,000, with terms of 42 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

Gross loans receivable at March 31, 2018 and 2017 consisted of the following:

	2018	2017

Small loans (U.S.)	$670,189,211	630,802,614
Large loans (U.S.)	334,041,731	312,458,275
Sales finance loans (U.S.)(1)	2,217	54,247
Payroll deduct "Viva" loans (Mexico)(2)	49,952,025	69,087,314
Traditional installment loans (Mexico)	50,929,608	47,401,682
Total gross loans	$1,105,114,792	1,059,804,132
_______________________________________________________
(1) The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.
(2) The Company stopped originations of this loan product in fiscal 2018.

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs and an allowance for loan losses. The Company recognizes interest and fee income using the interest method. Charges for late payments are credited to income when collected.

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

A process is then performed to determine the adequacy of the allowance for loan losses, which considers trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). The primary tool used is the movement model (on a contractual and recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a contractual and recency basis) plus the amount of delinquent refinancings is compared to the allowance resulting from the mathematical calculation to determine if any adjustments are needed to make the allowance adequate.  Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned movement model when determining if any adjustments are needed.

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

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due (151 days or more past due for payroll deduct loans). In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2018, bankrupt accounts that had not been charged off were approximately $5.9 million.  Bankrupt accounts 91 days or more past due are reserved at 100% of the gross loan balance. The Company also considers accounts 91 days or more past due (151 days or more past due for payroll deduct loans) as impaired, and the accounts are reserved at 100% of the gross loan balance.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23.0 years with a weighted average of approximately 12.9 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 4.6 years.

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value. The fair value of the customer lists is based on a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists. In a business combination, the remaining excess of the purchase price over the fair value of the tangible assets, customer list, and non-compete agreements is allocated to goodwill. The branches the Company acquires are small, privately-owned branches, which do not have sufficient historical data to determine customer attrition. The Company believes that the customers acquired have the same characteristics and perform similarly to its customers. Therefore, the Company utilized the attrition patterns of its customers when developing the estimate of attrition for acquired customers. This estimation method is re-evaluated periodically.

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach. The Company has two reporting units (U.S. and Mexico), and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal year ended 2018, 2017, or 2016.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, regardless of whether the financial instrument is recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments.

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of stock options and restricted stock, which are computed using the treasury stock method. See Note 11 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). At March 31, 2018, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of March 31, 2018, the Company had $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company will recommence share repurchases.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may resume repurchasing stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2018 our debt outstanding was $244.9 million and our shareholders' equity was $541.1 million resulting in a debt-to-equity ratio of 0.5:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are composed of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2018, the Company operated in fifteen states in the United States as well as in Mexico. For the years ended March 31, 2018, 2017 and 2016, total revenue within the Company's four largest states (Texas, Georgia, Tennessee, and South Carolina) accounted for approximately 53%, 53% and 53%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $22.3 million, $17.9 million and $16.9 million for fiscal years 2018, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies the amendments in this ASU became effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted ASU No. 2016-09 as of April 1, 2017. Adoption of the guidance impacted the Company's accounting practices in the following ways:
•The Company elected to account for forfeitures as they occur, and, in accordance with the modified retrospective approach specified in ASU 2016-09, the Company recorded a cumulative effect reclassification between retained earnings and additional paid-in capital as of the beginning of the adoption year of approximately $2.4 million. The reclassification was needed to reflect deferred tax expense incurred prior to adoption, which had historically been charged to additional paid-in capital, in retained earnings.
•The Company will recognize all excess tax benefits and deficiencies as income tax benefit or expense, respectively, in the income statement. The Company will recognize excess tax benefits or shortfalls regardless of whether the transaction reduces taxes payable in the current period. The Company did not record a cumulative adjustment related to this guidance, which is consistent with the prospective approach specified in ASU 2016-09.
•The Company will combine excess tax benefits from equity awards with other income tax cash flows and will classify such cash flows as an operating activity. The Company will classify cash paid when directly withholding shares for tax-withholding purposes as a financing activity. The Company will apply this guidance prospectively, as specified in ASU 2016-09.

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

The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We have completed our evaluation and determined that the adoption of ASU 2017-09 will not have a material impact on our consolidated financial statements.

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

Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have completed our evaluation and concluded that the adoption of ASU 2016-10 will not have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We expect the standard to have an impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019 and early adoption is not permitted. We have completed our evaluation and determined that the adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014 the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09, as amended by ASU 2015-14 and ASU 2016-20, is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We have evaluated revenue from contracts with customers and have concluded that the new standard will not have a material impact on the Company's consolidated financial statements. We adopted this new guidance on its effective date, April 1 2018, using the modified retrospective method whereas prior periods are not restated.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2018, 2017, and 2016:

	2018	2017	2016

Balance at beginning of period	$72,194,892	69,565,804	70,437,988
Provision for loan losses	130,979,129	128,572,162	123,598,318
Loan losses	(138,808,839)	(141,878,119)	(141,758,366)
Recoveries	16,047,215	16,519,929	18,196,110
Translation adjustment	413,331	(584,884)	(908,246)
Balance at end of period	$80,825,728	72,194,892	69,565,804

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,627,599	—	4,627,599
Gross loans contractually delinquent	66,124,368	—	66,124,368
Loans not contractually delinquent and not in bankruptcy	—	1,034,362,825	1,034,362,825
Gross loan balance	70,751,967	1,034,362,825	1,105,114,792
Unearned interest and fees	(19,420,354)	(279,687,982)	(299,108,336)
Net loans	51,331,613	754,674,843	806,006,456
Allowance for loan losses	(46,900,686)	(33,925,042)	(80,825,728)
Loans, net of allowance for loan losses	$4,430,927	720,749,801	725,180,728

March 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,903,728	—	4,903,728
Gross loans contractually delinquent	54,310,791	—	54,310,791
Loans not contractually delinquent and not in bankruptcy	—	1,000,589,613	1,000,589,613
Gross loan balance	59,214,519	1,000,589,613	1,059,804,132
Unearned interest and fees	(15,336,248)	(276,572,403)	(291,908,651)
Net loans	43,878,271	724,017,210	767,895,481
Allowance for loan losses	(39,182,951)	(33,011,941)	(72,194,892)
Loans, net of allowance for loan losses	$4,695,320	691,005,269	695,700,589

The average net balance of impaired loans was $49.1 million, $42.2 million and $41.2 million, respectively, for the years ended March 31, 2018, 2017 and 2016. It is not practicable to compute the amount of interest earned on impaired loans, nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans are impaired.

The following is an assessment of the credit quality for the fiscal years indicated:

	March 31, 2018	March 31, 2017
Credit risk
Consumer loans- non-bankrupt accounts	$1,099,180,684	1,053,769,654
Consumer loans- bankrupt accounts	5,934,108	6,034,478
Total gross loans	$1,105,114,792	1,059,804,132

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,007,372,253	977,171,570
Contractual non-performing, 61 days or more delinquent (1)	97,742,539	82,632,562
Total gross loans	$1,105,114,792	1,059,804,132

Credit risk profile based on customer type
New borrower	$160,791,141	168,656,845
Former borrower	115,141,944	108,100,688
Refinance	811,726,005	765,373,325
Delinquent refinance	17,455,702	17,673,274
Total gross loans	$1,105,114,792	1,059,804,132
(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	March 31, 2018	March 31, 2017	March 31, 2016
Contractual basis:
30-60 days past due	$36,372,504	35,527,103	40,094,824
61-90 days past due	27,907,869	25,823,757	27,082,385
91 days or more past due	69,834,670	56,808,805	48,495,405
Total	$134,115,043	118,159,665	115,672,614

Percentage of period-end gross loans receivable	12.1%	11.1%	10.8%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2018	March 31, 2017

Land	$576,977	576,977
Building and leasehold improvements	23,281,882	21,410,067
Furniture and equipment	48,733,632	44,377,741
	72,592,491	66,364,785
Less accumulated depreciation and amortization	(47,001,073)	(42,180,578)
Total	$25,591,418	24,184,207

Depreciation expense was approximately $7.3 million, $6.9 million and $6.5 million for the years ended March 31, 2018, 2017 and 2016, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2018			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset

Cost of customer lists	$27,494,510	(21,098,875)	6,395,635	$26,678,992	(20,161,116)	6,517,876
Value assigned to non-compete agreements	8,629,643	(8,380,977)	248,666	8,424,644	(8,328,338)	96,306
Total	$36,124,153	(29,479,852)	6,644,301	$35,103,636	(28,489,454)	6,614,182

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $1.0 million for 2019; $1.0 million for 2020; $1.0 million for 2021; $0.9 million for 2022; $0.9 million for 2023; and an aggregate of $1.8 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2018 and 2017:

	2018	2017
Balance at beginning of year:
Goodwill	$6,146,851	6,146,851
Accumulated goodwill impairment losses	(79,631)	(25,393)
Goodwill, net	$6,067,220	6,121,458

Goodwill acquired during the year(1)	$967,243	—
Impairment losses	—	(54,238)

Balance at end of year:
Goodwill	$7,114,094	6,146,851
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,034,463	6,067,220
(1) On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition was preliminary as allowed by FASB ASC Topic 805-10-25. During the twelve months ended March 31, 2018 the Company made an adjustment to the fair value of the customer lists and goodwill related to the purchase, which resulted in the Company's recording approximately $1.0 million of goodwill and a corresponding reduction of the amount previously allocated to customer lists.

The Company performed an annual impairment test during the fourth quarters of fiscal 2018 and 2017 and determined that none of the recorded goodwill was impaired. However, the Company did merge one branch during fiscal 2017 that had goodwill associated with it. The goodwill associated with that branch, which was immaterial on a consolidated level, was written off.

(6)	Notes Payable

Senior Notes Payable; Revolving Credit Facility

At March 31, 2018 the Company's notes payable consist of a $480.0 million senior revolving credit facility with borrowings of $244.9 million outstanding and $0.3 million standby letters of credit related to workers compensation outstanding. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of March 31, 2018, and they expire on December 31, 2018. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum of 5.0%. For the years ended March 31, 2018, 2017 and 2016 the Company’s effective interest rate, including the commitment fee, was 6.0%, 5.8%, and 5.6% respectively, and the unused amount available under the revolver at March 31, 2018 was $234.8 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2019.

Substantially all of the Company's assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including a minimum consolidated net worth of $330.0 million plus 50% of the borrower's consolidated net income for each fiscal year beginning with 2017, a minimum fixed charge coverage ratio of 2.5 to 1.0, a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0, and a maximum ratio of subordinated debt to consolidated adjusted net worth of 1.0 to 1.0. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

In addition, the agreement establishes a maximum specified level for the collateral performance indicator.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2018 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described in Note 16, such violation may give rise to an event of default under the agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants.

Debt Maturities

As of March 31, 2018, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2018 were as follows:

2019	$—
2020	244,900,000
2021	—
2022	—
2023	—
Total future debt payments	$244,900,000

(7)	Insurance and Other Income

Insurance and other income for the years ending March 31, 2018, 2017 and 2016 consist of:

	2018	2017	2016

Insurance revenue	$41,959,092	40,848,245	43,346,884
Tax return preparation revenue	16,801,909	14,695,633	11,920,669
Auto club membership revenue	3,373,023	2,515,282	2,516,634
World Class Buying Club revenue	—	136	1,410
Net loss on sale of loans receivable	—	—	(1,572,536)
Other	4,837,833	4,916,166	6,129,210
Insurance and other income	$66,971,857	62,975,462	62,342,271

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2018, 2017 and 2016, the amount of net written premiums were $6.2 million, $4.5 million and $3.6 million, respectively, and the amount of earned premiums were $5.3 million, $4.0 million, and $1.7 million, respectively.
The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2018 and 2017, the cash reserves were $4.9 million and $3.6 million, respectively.

(8)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2018, 2017 and 2016:

	2018	2017	2016

Insurance premiums written	$5,987,538	5,673,653	6,197,928
Recoveries on claims paid	$1,093,396	1,165,092	1,125,524
Claims paid	$6,540,136	6,312,511	6,884,185

(9)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2018, are as follows:

2019	$25,915,335
2020	16,842,025
2021	8,318,381
2022	2,564,790
2023	1,069,186
Thereafter	36,421
Total future minimum lease payments	$54,746,138

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2018, 2017 and 2016, was approximately $28.1 million, $26.9 million and $27.1 million, respectively.

(10)	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 35 % to 21% was effective January 1, 2018. When a federal tax rate changes during a fiscal year, the Internal Revenue Code requires taxpayers to compute a weighted daily average rate for the fiscal year of enactment. As a result, the Company has calculated a U.S. federal statutory corporate income tax rate of 31.55% for the fiscal year ended March 31, 2018. The U.S. corporate federal statutory rate of 31.55% is the weighted daily average rate between the pre-enactment federal statutory rate of 35% and the post-enactment federal statutory rate of 21%.

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent items which are recognized as discrete items in the Company’s income tax expense in the period in which the event occurs. The Company recorded $10.5 million as a provisional amount related to the net impact of revaluing the U.S. deferred tax assets and liabilities in the third quarter of fiscal 2018. The final calculation related to the net impact of revaluing the U.S. deferred tax assets and liabilities resulted in an immaterial reduction in the provisional amount. The Company has recorded an increase in tax expense of $4.9 million related to the foreign “Transition Tax” during the final quarter of fiscal 2018.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2018
U.S. Federal	$32,398,898	12,073,220	44,472,118
State and local	3,191,525	94,165	3,285,690
Foreign	3,138,632	(3,381,953)	(243,321)
	$38,729,055	8,785,432	47,514,487

Year ended March 31, 2017
U.S. Federal	$34,930,677	(14,658)	34,916,019
State and local	3,215,621	25,852	3,241,473
Foreign	3,144,625	(905,280)	2,239,345
	$41,290,923	(894,086)	40,396,837

Year ended March 31, 2016
U.S. Federal	$44,781,123	(839,117)	43,942,006
State and local	4,866,596	169,985	5,036,581
Foreign	1,630,565	(116,245)	1,514,320
	$51,278,284	(785,377)	50,492,907

Income tax expense was $47.5 million, $40.4 million and $50.5 million, for the years ended March 31, 2018, 2017 and 2016, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 31.55% for fiscal 2018 and 35% for fiscal years 2017 and 2016 to pretax income from continuing operations as a result of the following:

	2018	2017	2016
Expected income tax	$31,930,021	39,898,996	48,260,962
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,249,055	2,106,957	3,273,778
Revalue deferred tax assets and liabilities	10,516,827	—	—
Foreign transition tax	4,854,640	—	—
Uncertain tax positions	(340,993)	(1,015,222)	1,624,865
State tax adjustment for amended returns	—	238,301	(370,659)
Foreign income adjustments	5,483	(332,023)	(257,873)
Other, net	(1,700,546)	(500,172)	(2,038,166)
	$47,514,487	40,396,837	50,492,907

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$24,177,241	28,125,727
Unearned insurance commissions	8,711,298	12,419,811
Accrued expenses primarily related to employee benefits	8,470,247	15,849,041
Reserve for uncollectible interest	795,259	1,125,188
Foreign tax credit carryforward	3,254,926	—
Other	1,007,786	—

Gross deferred tax assets	46,416,757	57,519,767
Less valuation allowance	(3,256,200)	(1,274)
Net deferred tax assets	43,160,557	57,518,493

Deferred tax liabilities:
Fair value adjustment for loans receivable	(6,556,078)	(9,450,239)
Property and equipment	(2,483,487)	(3,560,296)
Intangible assets	(1,592,173)	(2,341,393)
Deferred net loan origination costs	(1,402,733)	(1,985,387)
Prepaid expenses	(886,449)	(977,906)
Other	—	(178,203)
Gross deferred tax liabilities	(12,920,920)	(18,493,424)

Deferred income taxes, net	$30,239,637	39,025,069

The valuation allowance for deferred tax assets as of March 31, 2018, and 2017 was $3.3 million and $1,274, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2018 consisted of $1,274 related to state of Colorado net operating losses in the amount of $54,318, which expire in 2025, and a foreign tax credit carryforward of $3.3 million, arising in relation to the Section 965 calculation ("Transition Tax") during the current fiscal year.  The Company does not expect to generate enough foreign source income in future tax years to realize this tax attribute.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2018.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company is expecting the Mexican subsidiaries to pay the U.S. company a dividend during fiscal 2019. As a result, the Company will no longer claim permanent reinvestment in the respective foreign jurisdiction. At March 31, 2018, because of the Transition Tax, the Company's tax basis in the Mexican subsidiaries is greater than its book basis; therefore, there is no taxable temporary difference.

As of March 31, 2018, 2017 and 2016, the Company had $8.8 million, $8.9 million and $10.7 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $6.9 million, $7.2 million and $8.2 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2018, 2017 and 2016 are presented below:

	2018	2017	2016
Unrecognized tax benefit balance beginning of year	$7,264,966	9,395,413	7,621,327
Gross increases (decreases) for tax positions of current year	166,375	(237,746)	783,265
Gross increases for tax positions of prior years	8,228	637,166	1,798,505
Settlements with tax authorities	—	(2,403,982)	—
Lapse of statute of limitations	(493,340)	(125,885)	(807,684)
Unrecognized tax benefit balance end of year	$6,946,229	7,264,966	9,395,413

At March 31, 2018, approximately $4.2 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2018, 2017 and 2016, the Company had $1.9 million, $1.6 million and $1.3 million accrued for gross interest, respectively, of which $0.4 million, $0.7 million, and $0.6 million represented the current period expense for the periods ended March 31, 2018, 2017, and 2016.

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

(11)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$53,690,018	8,791,168	$6.11

Effect of dilutive securities options and restricted stock	—	167,508

Diluted EPS
Income available to common shareholders including dilutive securities	$53,690,018	8,958,676	$5.99

	For the year ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$73,600,294	8,705,658	$8.45

Effect of dilutive securities options and restricted stock	—	72,386

Diluted EPS
Income available to common shareholders including dilutive securities	$73,600,294	8,778,044	$8.38

	For the year ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$87,395,557	8,636,269	$10.12

Effect of dilutive securities options and restricted stock	—	55,922

Diluted EPS
Income available to common shareholders including dilutive securities	$87,395,557	8,692,191	$10.05

Options to purchase 299,455, 733,053 and 825,505 shares of common stock at various prices were outstanding during the years ended March 31, 2018, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1,358,148, $1,377,371 and $1,453,468, for the years ended March 31, 2018, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan

The Company has instituted a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future, usually at retirement, in return for continued employment by the executive. The SERP is an unfunded plan, and as such, there are no specific assets set aside by the Company in connection with the establishment of the plan. The executive has no rights under the agreement beyond those of a general creditor of the Company. In May 2009 the Company instituted a second Supplemental Executive Retirement Plan to provide to one executive the same type of benefits as are in the original SERP but for which he would not have qualified due to age. This second SERP is also an unfunded plan with no specific assets set aside by the Company in connection with the plan. For the years ended March 31, 2018, 2017 and 2016, contributions of $750,669, $618,013 and $1,796,998, respectively, were charged to expense related to the SERP. The unfunded liability was $8,258,550, $8,447,283 and $8,886,195, as of March 31, 2018, 2017 and 2016, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2018 and 2017 no executive or director had deferred compensation under this plan.

Stock Option Plans

The Company has a 2002 Stock Option Plan, a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 4,950,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to five years for officers, directors, and key employees, and are priced at the market value of the Company's common stock on the grant date of the option. At March 31, 2018 there were a total of 1,258,427 shares available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2018, 2017 and 2016 was $39.49, $22.25 and $10.82 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2018	2017	2016

Dividend yield	0%	0%	0%
Expected volatility	52.97%	48.90%	41.41%
Average risk-free interest rate	1.98%	1.20%	1.38%
Expected life	5.0 years	5.0 years	5.0 years

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

Option activity for the year ended March 31, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	860,741	$67.28
Granted	58,070	83.33
Exercised	(389,888)	64.95
Forfeited	(16,675)	63.73
Expired	(14,520)	81.08
Options outstanding, end of period	497,728	$70.69	5.95	$17,227,283
Options exercisable, end of period	297,395	$72.22	4.71	$9,837,009

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2018.  This amount will change as the stock's market price changes.  The total intrinsic value of options exercised during the periods ended March 31, 2018, 2017 and 2016 was as follows:

2018	2017	2016

$12,336,156	$661,164	$2,445,011

As of March 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $2.5 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Restricted Stock

During fiscal 2018, the Company granted 24,456 shares of restricted stock (which are equity classified), to certain executive officers, with a grant date weighted average fair value of $107.52. One-third of these awards will vest each October 1 over the next three years.

During fiscal 2014 and 2013 the Company granted 8,590 and 70,800 Group A performance based restricted stock awards to certain officers. Group A awards vested on April 30, 2015 based on the Company's achievement of the following performance goals as of March 31, 2015:

EPS Target	Restricted Shares Eligible for Vesting (Percentage of Award)
$10.29	100%
$9.76	67%
$9.26	33%
Below $9.26	0%

During fiscal 2014 and 2013 the Company granted 56,660 and 443,700 Group B performance based restricted stock awards to certain officers. As of March 31, 2018 no Group B awards remain unforfeited and outstanding. Group B awards would have vested as follows, if the Company achieved the following performance goals during any successive trailing four quarters during the measurement period ending on March 31, 2017:

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.1 million, $1.6 million and a net reduction in compensation expense of $8.0 million for the years ended March 31, 2018, 2017 and 2016, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2018, there was approximately $3.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of March 31, 2018 and changes during the year ended March 31, 2018, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2017	111,361	$43.11
Granted during the period	24,456	107.52
Vested during the period	(60,787)	41.38
Forfeited during the period	(1,220)	51.41
Outstanding at March 31, 2018	73,810	$65.74

Total share-based compensation included as a component of net income during the years ended March 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Share-based compensation related to equity classified units:
Share-based compensation related to stock options	$2,353,214	3,490,662	3,965,463
Share-based compensation related to restricted stock	3,081,405	1,604,257	(8,033,213)
Total share-based compensation related to equity classified awards	$5,434,619	5,094,919	(4,067,750)

(13)	Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2018, 2017 and 2016:

	2018	2017	2016

Number of branches acquired through business combinations	5	14	—
Number of asset purchases	34	—	1
Total acquisitions	39	14	1

Purchase price	$17,574,172	20,836,699	173,628
Tangible assets:
Loans receivable, net	15,583,411	16,617,242	92,097
Property and equipment	3,000	86,214	—
	15,586,411	16,703,456	92,097

Excess of purchase prices over carrying value of net tangible assets	$1,987,761	4,133,243	81,531

Customer lists (1)	$815,518	4,063,243	76,531
Non-compete agreements	205,000	70,000	5,000
Goodwill (1)	967,243	—	—
(1) On February 28, 2017, the Company completed an acquisition of fourteen branches from Mathes Management Enterprises, Inc. As of March 31, 2017 the accounting related to this acquisition was preliminary as allowed by FASB ASC Topic 805-10-25. During the twelve months ended March 31, 2018 the Company made an adjustment to the fair value of the customer lists and goodwill related to the purchase, which resulted in the Company's recording approximately $1.0 million of goodwill and a corresponding reduction of the amount previously allocated to customer lists.

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date. The remainder is allocated to goodwill. During the year ended March 31, 2018 the Company acquired five branches through three business combinations, as described below.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date. In an asset purchase, no goodwill is recorded. During the year ended March 31, 2018, the Company recorded 34 acquisitions as asset purchases, as described below.

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

On February 15, 2018, the Company completed an acquisition of three branches and nine loan portfolios from Community Finance and Loans, LLC. The acquisition is consistent with the Company's strategy of expansion in areas where demographic profiles and state regulations are attractive. The acquired branches are located in Georgia, and all acquired loan portfolios are located in Georgia and Alabama. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition of the three branches as a business combination and the acquisition of the nine loan portfolios as an asset purchase. In conjunction with the acquisition, the Company allocated the purchase price and intangible assets among the acquired branches (and destination branches in the case of loan portfolios) based on the fair values of their respective acquired assets. The Company recorded no goodwill in its accounting for this acquisition.

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
The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2018		March 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Level 1 inputs
Cash and cash equivalents	$32,086,304	$32,086,304	$15,200,410	$15,200,410
Level 3 inputs
Loans receivable, net	725,180,728	725,180,728	695,700,589	695,700,589
LIABILITIES
Level 3 inputs
Senior notes payable	244,900,000	244,900,000	295,136,200	295,136,200

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and 2017.

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2018				Fiscal 2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$128,910	131,006	136,934	151,858	127,080	129,269	130,815	144,571
Provision for loan losses	30,840	38,976	43,755	17,408	32,014	35,871	39,985	20,702
General and administrative expenses	72,917	70,909	72,886	80,721	62,949	63,456	71,237	70,020
Interest expense	4,247	4,791	5,001	5,052	5,586	5,519	5,274	5,125
Income tax expense	7,838	6,531	13,612	19,534	9,913	8,932	4,679	16,873
Net income	$13,068	9,799	1,680	29,143	16,618	15,491	9,640	31,851

Earnings per share:
Basic	$1.50	1.12	0.19	3.25	1.91	1.78	1.11	3.67
Diluted	$1.48	1.10	0.19	3.18	1.89	1.76	1.10	3.64

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

Mexico Investigation

As previously disclosed, the Company has retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México SOFOM, a subsidiary of the Company, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. In addition, the Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its operations in Mexico or its decisions with respect thereto.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our ability to collect on outstanding loans and result in further modifications to our business practices and compliance programs, including significant restructuring or curtailment of, or other effects on, our operations in Mexico. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. The Company is continuing its discussions with the DOJ and SEC regarding the matters under investigation, but the Company cannot reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement or assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related discussions with the government.

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

On June 7, 2017, during a court-ordered mediation, the parties reached an agreement in principle to settle the Edna Epstein Putative Class Action. The parties’ stipulation setting forth the terms of the settlement was filed with the court on August 25, 2017. The settlement stipulation provides for a settlement payment to the class of $16 million, all of which has been funded by the Company’s directors and officers (D&O) liability insurance carriers. The court entered an order preliminarily approving the settlement on August 31, 2017. On December 18, 2017, the court entered a final order and judgment approving the settlement. The court’s order approving the settlement resolves the claim asserted against all defendants in the action. Neither the Company nor any of its present or former officers have admitted any wrongdoing or liability in connection with the settlement.

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

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting each reporting period, including evaluating the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer qualifies as the CODM.

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

At March 31, 2018 only the U.S. operating segment meets one or more of the quantitative thresholds that trigger separately disclosed reporting. However, Management believes separately disclosed information about the Mexico operating segment would be useful to readers of the financial statements. Therefore, the Company has two reportable segments, which are the U.S. and Mexico components.

The following table presents operating results for the Company’s two reportable segments:

	For the Year Ended March 31,
	2018	2017	2016
Revenues:
U.S.	$502,668,332	490,821,420	515,300,873
Mexico	46,037,802	40,913,304	42,174,834
Consolidated revenues	548,706,134	531,734,724	557,475,707

Provision for loan losses:
U.S.	$117,620,140	119,095,712	114,427,629
Mexico	13,358,989	9,476,450	9,170,689
Consolidated provision for loan losses	130,979,129	128,572,162	123,598,318

General and administrative expenses:(1)
U.S.	$269,107,669	244,273,626	241,701,490
Mexico	28,325,196	23,387,597	27,438,185
Consolidated general and administrative expenses	297,432,865	267,661,223	269,139,675

Interest expense:(2)
U.S.	$19,089,635	21,504,208	26,849,250
Mexico	—	—	—
Consolidated interest expense	19,089,635	21,504,208	26,849,250

Income tax expense (benefit):
U.S.	$47,757,808	38,157,492	48,978,587
Mexico	(243,321)	2,239,345	1,514,320
Consolidated income tax expense (benefit)	47,514,487	40,396,837	50,492,907

Net income:
U.S.	$49,093,080	67,790,382	83,343,917
Mexico	4,596,938	5,809,912	4,051,640
Consolidated net income	53,690,018	73,600,294	87,395,557

(1) In accordance with transfer pricing agreements between the segments, the Mexico segment reimburses the U.S. segment for personnel-related and other administrative costs incurred by the U.S. for the benefit of Mexico. For fiscal years 2018, 2017, and 2016 these charges totaled $1.0 million ($5.3 million in charges net of approximately $4.3 million of expense related to the investigation into the Company's Mexico operations), $0.4 million ($1.5 million in charges net of approximately $1.1 million of expense reversal related to the retirement of the previous Senior Vice President of Mexico), and $2.7 million, respectively.
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

	March 31,
	2018	2017
Total long-lived assets
U.S.	$22,785,951	20,724,777
Mexico	2,805,467	3,459,430
Consolidated total assets	25,591,418	24,184,207

The following table presents total assets for the Company’s two reportable segments:

	March 31,
	2018	2017
Total assets
U.S.	$761,511,639	730,985,558
Mexico	79,475,398	69,603,217
Consolidated total assets	840,987,037	800,588,775

(18)	Subsequent Events

Twelfth Amendment to Amended and Restated Revolving Credit Facility

On June 1, 2018, the Company entered into a twelfth amendment (the “Twelfth Amendment”) to the Amended and Restated Revolving Credit Agreement, originally dated as of September 17, 2010 (as cumulatively amended, the “Revolving Credit Agreement”), among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Collateral Agent.

The Twelfth Amendment amends the Revolving Credit Agreement to, among other things: (i) extend the maturity date under the Revolving Credit Agreement from June 15, 2019 to June 15, 2020; (ii) require the use of deposit account control agreements in favor of the administrative agent in certain circumstances; and (iii) require quarterly reports updating the schedule showing the Company’s deposit accounts.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2018. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2018 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ James H. Wanserski		By: /s/ John L. Calmes, Jr.
James H. Wanserski		John L. Calmes, Jr.
President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
Date:	June 13, 2018	Date:	June 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 13, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
June 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and our report dated June 13, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Raleigh, North Carolina
June 13, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accounting firm to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management previously identified material weaknesses in the Company's internal control over financial reporting as of March 31, 2017. During the period covered by this report, management took the following remedial actions, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	identified and made appropriate personnel changes;

•
substantially implemented, with the assistance of an expert third-party contractor, a new accounts payable system for the management of vendors and payments in Mexico, which included requiring dual approval for all payments for legitimate and legal union commissions and fees;

•	implemented a new vendor management policy with the assistance of outside counsel in Mexico;

•
revamped, updated, and expanded our Mexico Code of Business Conduct and Ethics and overall compliance policies and procedures, which included implementing new internal controls around key laws and regulations related to our foreign subsidiaries requiring review of employee training on an annual basis to verify that it is up-to-date and designed appropriately;

•
developed and implemented new and/or additional policies and trainings related to compliance with the Foreign Corrupt Practices Act, anti-bribery, anti-corruption, and anti-money laundering laws and regulations;

•	reorganized the organizational structure of non-operational Mexico management including compliance, legal, and finance;

•
Expanded internal audit coverage and testing related to interim and year-end transaction testing, special documentation reviews, and an implementation review of the recently-installed Mexico vendor payables system; and

•
added the Mexico finance director as a member of the Disclosure Committee, whose members must, among other responsibilities, periodically certify that they are not aware of any inappropriate payments to government officials.

Management believes that these remedial actions have strengthened the Company's internal control over financial reporting and have fully remediated the material weaknesses in the Company's internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information contained under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the caption “Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report under Item 8.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2018 and 2017

Consolidated Statements of Operations for the fiscal years ended March 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the Consolidated Financial Statements.

(a)(3)    Exhibits

The list of exhibits filed as a part of this Form 10-K is set forth on the Exhibit Index immediately preceding the signatures to this Form 10-K and is incorporated by reference in this Item 15(a)(3).

(b)    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)    Separate Financial Statements and Schedules

Financial statement schedules have been omitted since the required information is included in our Consolidated Financial
Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Seventh Amended and Restated Bylaws of World Acceptance Corporation		8-K	3.1	01-09-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010		8-K	10.2	09-21-10
4.03	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)		8-K	10.3	09-21-10
10.01	Amended and Restated Revolving Credit Agreement, dated September 17, 2010		8-K	10.1	09-21-10
10.02	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of August 31, 2011		8-K	10.1	09-01-11
10.03	Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 1, 2012		8-K	10.1	05-01-12
10.04	Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of November 19, 2012		8-K	10.1	11-20-12
10.05	Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 6, 2013		8-K	10.1	09-09-13
10.06	Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of March 17, 2014		8-K	10.1	03-19-14
10.07	Sixth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of November 18, 2014		8-K	10.1	11-20-14
10.08	Seventh Amendment to the Amended and Restated Revolving Credit Agreement, dated as of April 6, 2015		8-K	10.1	04-07-15
10.09	Eighth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 8, 2015		8-K	10.1	05-08-15
10.10	Ninth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of June 23, 2015		8-K	10.1	06-24-15
10.11	Tenth Amendment to Amended and Restated Revolving Credit Agreement, dated as of July 12, 2016		8-K	10.1	07-14-16
10.12	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017		8-K	10.1	05-08-17
10.13	Twelfth Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 1, 2018		8-K	10.1	06-01-18
10.14	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)		8-K	10.4	09-21-10
10.15+	World Acceptance Corporation Executive Incentive Plan		10-K	10.6	06-29-94
10.16+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.17+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.18+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.19+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.20+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.21+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	06-30-09

10.22+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.23+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.24+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.25+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.26+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.27+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.28+	World Acceptance Corporation 2002 Stock Option Plan		DEF 14A	Appendix A	07-01-02
10.29+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan		10-Q	10.11	02-01-08
10.30+	World Acceptance Corporation 2005 Stock Option Plan		DEF 14A	Appendix B	02-01-08
10.31+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan		10-Q	10.12	02-01-08
10.32+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.33+	Form of Stock Option Agreement		8-K	99.1	12-10-12
10.34+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.35+	Form of Stock Option Agreement	*
10.36+	Form of Stock Option Agreement	*
10.37+	Form of Restricted Stock Award Agreement (Group A)		8-K	99.2	12-10-12
10.38+	Form of Restricted Stock Award Agreement (Group B)		8-K	99.3	12-10-12
10.39+	Form of Executive Restricted Stock Award Agreement, dated October 1, 2015		8-K	99.2	10-01-15
10.40+	Form of Restricted Stock Award Agreement Amendment		8-K	10.1	03-22-16
10.41+	Form of Executive Restricted Stock Award Agreement	*
10.42+	Form of Executive Restricted Stock Award Agreement	*
10.43+	Form of Director Restricted Stock Award Agreement	*
10.44+	Form of Director Restricted Stock Award Agreement	*
10.45+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.46+	Services Agreement, dated January 22, 2018, by and between World Acceptance Corporation, James H. Wanserski, and JS&R Business Services, L.L.C. d/b/a Wanserski & Associates		8-K	10.2	01-22-18
10.47+	Employment Agreement, dated November 19, 2015, by and between World Acceptance Corporation and Janet L. Matricciani		8-K	10.1	11-24-15
10.48+	Separation Agreement, dated January 22, 2018, by and between World Acceptance Corporation and Janet L. Matricciani		8-K	10.1	01-22-18
10.49+	Employment Agreement, dated November 19, 2015, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.2	11-24-15
10.50+	Employment Agreement, dated February 10, 2016, by and between World Acceptance Corporation and Tara E. Bullock (formerly Tara E. Trantham)		10-K	10.31	06-01-16
10.51+	Separation Agreement, dated as of December 31, 2017, by and between World Acceptance Corporation and Tara E. Trantham (formerly Tara E. Bullock)		8-K	10.31	01-04-18
10.52+	Employment Agreement, dated September 1, 2016, by and between World Acceptance Corporation and Daniel Clinton Dyer		8-K	10.1	09-01-16
10.53+	Employment Agreement, dated as of September 30, 2016, by and between World Acceptance Corporation de Mexico, S. De R.L. De C.V. and Ricardo Cavazos Saldana		10-Q	10.3	11-04-16
21	Schedule of the Company’s Subsidiaries as of March 31, 2018	*

23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2018 and March 31, 2017;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016;
(iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016;
(iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016;
(v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ James H. Wanserski
James H. Wanserski
President and Chief Executive Officer
Date:	June 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James H. Wanserski		/s/ John L. Calmes, Jr.
James H. Wanserski		John L. Calmes, Jr.
President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	June 13, 2018	Date:	June 13, 2018

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	June 13, 2018	Date:	June 13, 2018

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	June 13, 2018	Date:	June 13, 2018