Form 10-K/A
period 2018-03-31
WORLD ACCEPTANCE CORP
filed 2018-06-14
CIK 108385

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 31, 2018, which we filed with the Securities and Exchange Commission on June 13, 2018 (the “Original 10-K”). This Amendment No. 1 is being filed to correct a clerical error in the reproduction of a date included in the Consent of Independent Registered Public Accounting Firm that was filed as Exhibit 23 to the Original 10-K. The correct date was included in the original consent received from our independent auditor. The corrected Consent of Independent Registered Public Accounting Firm is filed as Exhibit 23 with this Form 10-K/A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other amendments are being made to the Original 10-K by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the date of the filing of the Original 10-K, nor does it amend, modify or otherwise update any other information in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K, and with our other filings with the SEC subsequent to the filing of the Original 10-K.

The following exhibits are filed as part of this Amendment No. 1.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
23	Consent of RSM US LLP	*
31.03	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ James H. Wanserski
James H. Wanserski
President and Chief Executive Officer
Date:	June 14, 2018