Form 10-Q
period 2018-06-30
WORLD ACCEPTANCE CORP
filed 2018-08-09
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The number of outstanding shares of the issuer’s no par value common stock as of August 2, 2018 was 9,143,267.

 WORLD ACCEPTANCE CORPORATION
Form 10-Q

Introductory Note:  As used herein, the “Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to “fiscal 2019” are to the Company’s fiscal year ending March 31, 2019; all references in this report to “fiscal 2018” are to the Company's fiscal year ended March 31, 2018; and all references to “fiscal 2017” are to the Company’s fiscal year ended March 31, 2017.

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$10,262,901	$12,473,833
Gross loans receivable	1,062,673,177	1,004,233,159
Less:
Unearned interest, insurance and fees	(280,886,555)	(258,991,492)
Allowance for loan losses	(68,029,622)	(66,088,139)
Loans receivable, net	713,757,000	679,153,528
Property and equipment, net	23,254,500	22,785,951
Deferred income taxes, net	19,807,871	20,175,148
Other assets, net	12,467,496	13,244,416
Goodwill	7,034,463	7,034,463
Intangible assets, net	6,380,849	6,644,301
Assets held for sale (Note 2)	19,012,674	79,475,397
Total assets	$811,977,754	$840,987,037

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$239,840,000	$244,900,000
Income taxes payable	17,846,549	14,097,419
Accounts payable and accrued expenses	30,600,024	33,503,335
Liabilities held for sale (Note 2)	6,418,506	7,378,431
Total liabilities	294,705,079	299,879,185

Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,140,273 and 9,119,443 shares at June 30, 2018 and March 31, 2018, respectively	—	—
Additional paid-in capital	178,791,182	175,887,227
Retained earnings	369,772,411	391,275,705
Accumulated other comprehensive loss	(31,290,918)	(26,055,080)
Total shareholders' equity	517,272,675	541,107,852

Total liabilities and shareholders' equity	$811,977,754	$840,987,037

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2018	2017
Continuing operations
Revenues:
Interest and fee income	$108,444,378	$103,367,484
Insurance income, net and other income	14,345,607	13,270,882
Total revenues	122,789,985	116,638,366

Expenses:
Provision for loan losses	30,590,619	27,709,627
General and administrative expenses:
Personnel	41,569,347	41,043,803
Occupancy and equipment	10,052,103	9,527,884
Advertising	4,850,085	4,637,456
Amortization of intangible assets	263,452	185,822
Other	11,042,368	10,813,221
Total general and administrative expenses	67,777,355	66,208,186

Interest expense	4,225,001	4,246,702
Total expenses	102,592,975	98,164,515

Income from continuing operations before income taxes	20,197,010	18,473,851

Income taxes	4,559,345	7,265,396

Income from continuing operations	15,637,665	11,208,455

Discontinued operations (Note 2)
Income from discontinued operations before impairment loss and income taxes	2,341,825	2,431,723
Impairment loss	39,006,544	—
Income taxes	476,240	572,492
Income (loss) from discontinued operations	(37,140,959)	1,859,231

Net income (loss)	$(21,503,294)	$13,067,686

Net income per common share from continuing operations:
Basic	$1.73	$1.29
Diluted	$1.69	$1.27
Net income (loss) per common share from discontinued operations:
Basic	$(4.10)	$0.21
Diluted	$(4.01)	$0.21

Net income (loss) per common share:
Basic	$(2.37)	$1.50
Diluted	$(2.32)	$1.48
Weighted average common shares outstanding:
Basic	9,054,793	8,687,195
Diluted	9,253,226	8,826,595

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2018	2017

Net income (loss)	$(21,503,294)	$13,067,686
Foreign currency translation adjustments	(5,235,838)	2,478,619
Comprehensive income (loss)	$(26,739,132)	$15,546,305

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (389,888 shares)	25,323,531	—	—	25,323,531
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($1,517,357)	1,564,048	—	—	1,564,048
Stock option expense	2,353,214	—	—	2,353,214
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	1,727,795	1,727,795
Net income	—	53,690,018	—	53,690,018

Balances at March 31, 2018	$175,887,227	391,275,705	(26,055,080)	541,107,852

Proceeds from exercise of stock options (20,830 shares)	1,428,938	—	—	1,428,938
Restricted common stock expense under stock option plan	950,790	—	—	950,790
Stock option expense	524,227	—	—	524,227
Other comprehensive loss	—	—	(5,235,838)	(5,235,838)
Net loss	—	(21,503,294)	—	(21,503,294)

Balances at June 30, 2018	$178,791,182	369,772,411	(31,290,918)	517,272,675

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$(21,503,294)	$13,067,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of assets held for sale	39,006,544	—
Amortization of intangible assets	263,452	185,822
Amortization of debt issuance costs	208,921	238,963
Provision for loan losses	32,399,678	30,840,058
Depreciation	1,833,309	1,791,453
Loss on sale of property and equipment	89,673	61,639
Deferred income tax expense (benefit)	413,750	(985,424)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	1,475,017	1,132,077
Change in accounts:
Other assets, net	739,376	2,579,191
Income taxes payable	3,560,469	2,449,633
Accounts payable and accrued expenses	(3,033,131)	(1,272,161)
Net cash provided by operating activities	55,453,764	50,088,937
Cash flows from investing activities:
Increase in loans receivable, net	(64,053,964)	(51,779,690)
Net assets acquired from branch acquisitions, primarily loans	—	(2,309,245)
Increase in intangible assets from acquisitions	—	(521,342)
Purchases of property and equipment	(2,267,431)	(2,015,900)
Proceeds from sale of property and equipment	93,700	70,752
Net cash used in investing activities	(66,227,695)	(56,555,425)
Cash flow from financing activities:
Borrowings from senior notes payable	55,390,000	61,343,800
Payments on senior notes payable	(60,450,000)	(55,930,000)
Debt issuance costs associated with senior notes payable	(240,000)	(420,000)
Proceeds from exercise of stock options	1,428,938	5,334,886
Repurchase of common stock	—	(4,614,331)
Net cash provided by (used in) financing activities	(3,871,062)	5,714,355
Effects of foreign currency fluctuations on cash and cash equivalents	(765,404)	94,234
Net change in cash and cash equivalents	(15,410,397)	(657,899)
Cash and cash equivalents at beginning of period, excluding held for sale	12,473,833	11,581,936
Cash and cash equivalents held for sale at beginning of period	19,612,471	3,618,474
Cash and cash equivalents at end of period	16,675,907	14,542,511
Cash and cash equivalents held for sale at end of period	6,413,006	2,397,709
Cash and cash equivalents at end of period, excluding held for sale	$10,262,901	$12,144,802

Supplemental Disclosures:
Interest paid during the period	3,896,463	3,883,860
Income taxes paid during the period	1,291,884	6,375,281

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2018, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2018, and the results of operations and cash flows for the periods ended June 30, 2018 and 2017, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the U.S. Securities and Exchange Commission ("SEC").

NOTE 2 – HELD-FOR-SALE AND DISCONTINUED OPERATIONS

Subsequent to the current period's balance sheet date of June 30, 2018 the Company and its affiliates approved the sale of the Company's Mexico operating segment in its entirety. The Company completed the sale on August 3, 2018, with a July 1, 2018 effective date. Pursuant to the terms of the stock purchase agreement, the Company will provide limited accounting assistance to the purchasers of the Mexico operating segment, as requested, for a period of 90 days after the sale's effective date. The Company will have no other involvement with the Mexico operating segment subsequent to the sale's effective date. Refer to Note 12 – Subsequent Events of this Quarterly Report on Form 10-Q for more information surrounding the sale of the Company's Mexico operating segment.

The following table reconciles the major classes of assets and liabilities held for sale to the amounts presented in the Consolidated Balance Sheets:

	June 30, 2018	March 31, 2018
Assets held for sale:
Cash and cash equivalents	$6,413,006	$19,612,471
Loans receivable, net	39,160,944	46,027,200
Property and equipment, net	2,349,870	2,805,467
Deferred income taxes, net	9,146,469	10,064,489
Other assets, net	948,929	965,770
Accumulated impairment losses	(39,006,544)	—
Total assets held for sale	$19,012,674	$79,475,397

Liabilities held for sale:
Income taxes payable	206,045	437,551
Accounts payable and accrued expenses	6,212,461	6,940,880
Total liabilities held for sale	$6,418,506	$7,378,431

The following table reconciles the major classes of line items constituting pre-tax profit (loss) of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Three months ended June 30,
	2018	2017

Revenues	$9,693,367	$12,271,057
Provision for loan losses	1,809,059	3,130,431
General and administrative expenses	5,542,483	6,708,903
Income from discontinued operations before impairment loss and income taxes	2,341,825	2,431,723
Impairment loss	39,006,544	—
Income taxes	476,240	572,492
Income (loss) from discontinued operations	$(37,140,959)	$1,859,231

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Three months ended June 30,
	2018	2017

Cash provided by operating activities:	$3,553,854	$5,356,127
Cash provided by (used in) investing activities:	1,138,084	(6,671,126)
Cash provided by (used in) financing activities:	$(17,126,000)	$—

NOTE 3 – SUMMARY OF SIGNIFICANT POLICIES

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

Recently Adopted Accounting Standards

Scope of Modification Accounting

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. According to ASU 2017-09 an entity should account for the effects of a modification unless all the following are met:

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

The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 on its effective date, April 1, 2018. Management has reviewed the provisions of ASU 2017-09 and has determined that there is no financial statement impact during the period since this is a clarification to current guidance. The Company will apply the clarified guidance on any future change to terms and conditions of share-based payment awards.

Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company adopted ASU 2016-10 on its effective date, April 1, 2018. Management has concluded that the new standard did not have a material impact on the Company's consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company adopted ASU 2016-01 on its effective date, April 1, 2018. The Company's current disclosures around financial instruments reflect the instruments' estimated fair market value or exit price. Based on this, management has determined that the provisions of ASU 2016-01 had no financial statement impact during the period of adoption.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-20, ASU 2017-13, is effective for fiscal years, and interim periods, beginning after December 15, 2017. The Company adopted this new guidance on its effective date, April 1, 2018, using the modified retrospective method where prior periods are not restated. Management has evaluated revenue from contracts with customers and has concluded that the new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments in this Update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. The adoption of this ASU could have a material impact on the provision for loan losses in the consolidated statements of operations and allowance for loan losses in the consolidated balance sheets.

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

NOTE 4 – FAIR VALUE

Fair Value Disclosures

The Company may carry certain financial instruments and derivative assets and liabilities measured at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company’s financial instruments measured at fair value on a recurring basis for the periods reported consist of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The Company also considers its creditworthiness in its determination of fair value.

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are summarized below.

		June 30, 2018		March 31, 2018
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$10,262,901	10,262,901	$12,473,833	12,473,833
Loans receivable, net	3	713,757,000	713,757,000	679,153,528	679,153,528

LIABILITIES
Senior notes payable	3	239,840,000	239,840,000	244,900,000	244,900,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		June 30, 2018		March 31, 2018
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$19,012,674	19,012,674	$79,475,397	79,475,397

The Company re-valued its Mexico operating segment as of June 30, 2018 in conjunction with its reclassification of the segment as held for sale. The observable input the Company used in its revaluation was the agreed-upon price to sell the segment.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2018 or March 31, 2018.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	June 30, 2018	March 31, 2018	June 30, 2017

Small loans	$717,248,460	$670,189,211	$662,873,877
Large loans	345,423,538	334,041,731	318,923,824
Sales finance loans(1)	1,179	2,217	26,049
Total gross loans	$1,062,673,177	$1,004,233,159	$981,823,750

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2018	2017

Balance at beginning of period	$66,088,139	$60,644,365
Provision for loan losses	30,590,619	27,709,627
Loan losses	(32,441,141)	(29,059,037)
Recoveries	3,792,005	4,002,929
Balance at end of period	$68,029,622	$63,297,884

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,472,996	—	4,472,996
Gross loans contractually delinquent	48,449,681	—	48,449,681
Loans not contractually delinquent and not in bankruptcy	—	1,009,750,500	1,009,750,500
Gross loan balance	52,922,677	1,009,750,500	1,062,673,177
Unearned interest and fees	(10,714,788)	(270,171,767)	(280,886,555)
Net loans	42,207,889	739,578,733	781,786,622
Allowance for loan losses	(37,924,995)	(30,104,627)	(68,029,622)
Loans, net of allowance for loan losses	$4,282,894	709,474,106	713,757,000

March 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,627,599	—	4,627,599
Gross loans contractually delinquent	50,019,567	—	50,019,567
Loans not contractually delinquent and not in bankruptcy	—	949,585,993	949,585,993
Gross loan balance	54,647,166	949,585,993	1,004,233,159
Unearned interest and fees	(11,433,666)	(247,557,826)	(258,991,492)
Net loans	43,213,500	702,028,167	745,241,667
Allowance for loan losses	(38,782,574)	(27,305,565)	(66,088,139)
Loans, net of allowance for loan losses	$4,430,926	674,722,602	679,153,528

June 30, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,712,263	—	4,712,263
Gross loans contractually delinquent	43,699,438	—	43,699,438
Loans not contractually delinquent and not in bankruptcy	—	933,412,049	933,412,049
Gross loan balance	48,411,701	933,412,049	981,823,750
Unearned interest and fees	(9,823,471)	(247,732,958)	(257,556,429)
Net loans	38,588,230	685,679,091	724,267,321
Allowance for loan losses	(34,076,238)	(29,221,646)	(63,297,884)
Loans, net of allowance for loan losses	$4,511,992	656,457,445	660,969,437

The average net balance of impaired loans was $42.7 million and $38.3 million, respectively, for the three month periods ended June 30, 2018, and 2017. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	June 30, 2018	March 31, 2018	June 30, 2017
Credit risk
Consumer loans- non-bankrupt accounts	$1,057,020,248	$998,299,051	$975,850,471
Consumer loans- bankrupt accounts	5,652,929	5,934,108	5,973,279
Total gross loans	$1,062,673,177	$1,004,233,159	$981,823,750

Consumer credit exposure
Credit risk profile based on payment activity, performing	$992,218,267	$929,400,862	917,290,053
Contractual non-performing, 60 or more days delinquent (1)	70,454,910	74,832,297	64,533,697
Total gross loans	$1,062,673,177	$1,004,233,159	$981,823,750

Credit risk profile based on customer type
New borrower	$103,601,323	$104,762,628	$92,858,750
Former borrower	121,695,512	104,281,551	111,937,719
Refinance	819,375,003	778,115,097	759,156,025
Delinquent refinance	18,001,339	17,073,883	17,871,256
Total gross loans	$1,062,673,177	$1,004,233,159	$981,823,750

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	June 30, 2018	March 31, 2018	June 30, 2017
Contractual basis:
30-59 days past due	$37,050,516	32,959,151	33,425,769
60-89 days past due	22,005,229	24,812,730	20,834,259
90 days or more past due	48,449,681	50,019,567	43,699,438
Total	$107,505,426	107,791,448	97,959,466

Percentage of period-end gross loans receivable	10.1%	10.7%	10.0%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2018	2017
Basic:
Weighted average common shares outstanding (denominator)	9,054,793	8,687,195

Diluted:
Weighted average common shares outstanding	9,054,793	8,687,195
Dilutive potential common shares stock options	198,433	139,400
Weighted average diluted shares outstanding (denominator)	9,253,226	8,826,595

Options to purchase 486,561 and 558,618 shares of common stock at various prices were outstanding during the three months ended June 30, 2018 and 2017 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,950,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2018, there were a total of 1,262,765 shares of common stock available for grant under the plans.

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

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2018 and 2017 was $49.67 and $22.79, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2018	2017

Dividend Yield	—%	—%
Expected Volatility	53.02%	50.33%
Average risk-free rate	2.84%	1.85%
Expected Life	5.0 years	5.0 years

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

Option activity for the three months ended June 30, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	497,728	$70.69
Granted during period	300	102.22
Exercised during period	(20,830)	68.60
Forfeited during period	(4,638)	72.24
Expired during period	—	—
Options outstanding, end of period	472,560	$70.79	5.7 years	$19,007,061
Options exercisable, end of period	278,203	$72.48	4.4 years	$10,719,071

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2018. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2018 and 2017 was as follows:

	June 30, 2018	June 30, 2017

Three months ended	$941,140	$2,224,880

As of June 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.9 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock

The Company has not granted any shares of restricted stock during fiscal 2019.

During fiscal 2018, the Company granted 24,456 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $107.52 per share. One-third of these awards will vest each October 1 over the next three years.

During fiscal 2017, the Company granted 74,490 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $51.15 per share. One-third of these awards will vest on each anniversary of the grant date over the next three years.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $1.0 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2018, there was approximately $2.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.0 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2018, and changes during the three months ended June 30, 2018, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2018	73,810	$65.74
Granted during the period	—	—
Vested during the period	(2,712)	43.14
Forfeited during the period	—	—
Outstanding at June 30, 2018	71,098	$66.60

Total share-based compensation included as a component of net income during the three-month periods ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,
	2018	2017
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$524,227	$549,311
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	950,790	582,766
Total share-based compensation related to equity classified awards	$1,475,017	$1,132,077

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The Company completed no acquisitions during the three months ended June 30, 2018. The following table sets forth the acquisition activity of the Company for the three months ended June 30, 2017.

Three months ended June 30,
2017
Acquisitions:
Number of branches acquired through business combinations	2
Number of loan portfolios acquired through asset purchases	7
Total acquisitions	9

Purchase price	$2,830,586

Tangible assets:
Loans receivable, net	2,309,245
Property and equipment	—
Total tangible assets	2,309,245

Excess of purchase prices over carrying value of net tangible assets	$521,341

Customer lists	471,341
Non-compete agreements	50,000
Goodwill	—
Total intangible assets	$521,341

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition.  The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  The remainder is allocated to goodwill. During the three months ended June 30, 2018 the Company acquired no branches through business combinations.

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair market values at the acquisition date.  In an asset purchase, no goodwill is recorded.  During the three months ended June 30, 2018, the Company acquired no loan portfolios.

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

NOTE 9 – DEBT

At June 30, 2018 the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $239.8 million outstanding and $300.0 thousand outstanding in standby letters of credit related to workers compensation. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of June 30, 2018, and they expire on December 31, 2018. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%. For the three months ended June 30, 2018 and fiscal year ended March 31, 2018, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.8% and 6.0%, respectively, and the unused amount available under the revolver at June 30, 2018 was $239.9 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2020.

Substantially all of the Company’s assets, excluding the assets of the Company's Mexican subsidiaries, are pledged as collateral for borrowings under the revolving credit agreement.

The revolving credit agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or other laws has occurred, as described in Note 11, such violation may give rise to an event of default under the revolving credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

NOTE 10 – INCOME TAXES

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

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective January 1, 2018. When a federal tax rate change occurs during a fiscal year, the Internal Revenue Code requires taxpayers to compute a weighted daily average rate for the fiscal year of enactment. As a result, the Company calculated a U.S. federal statutory corporate income tax rate of 31.55% for the fiscal year ending March 31, 2018. The U.S. corporate federal statutory rate of 31.55% is the weighted daily average rate between the pre-enactment federal statutory rate of 35% and post-enactment federal statutory rate of 21%.

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent items which are recognized as discrete items in the Company’s income tax expense in the interim period in which the event occurs. The Company recorded a $10.5 million net impact of revaluing the U.S. deferred tax assets and liabilities in the third quarter of fiscal 2018. The Company also recorded additional tax expense of $4.9 million related to the foreign "Transition Tax" during the fourth quarter of fiscal 2018.

During the first quarter of fiscal 2019, the Mexican subsidiaries paid the U.S. Company a dividend of $17.1 million. The Company will no longer claim permanent reinvestment in the respective foreign jurisdiction. Because of the Transition Tax, the Company's tax basis is greater than its book basis. This difference was recognized during the first quarter when the foreign subsidiaries were marked as held for sale. The recognition of the basis difference created a capital loss that the Company does not believe will be recognized in the carryforward period, therefore a full tax valuation allowance was recorded against the recognized loss.

As of June 30, 2018 and March 31, 2018, the Company had $9.5 million and $8.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $7.6 million and $6.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2018, approximately $4.2 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2018, the Company had approximately

$2.6 million accrued for gross interest, of which $0.8 million was a current period-end expense for the three months ended June 30, 2018.

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

The Company’s effective income tax rate for continuing operations decreased to 22.6% for the quarter ended June 30, 2018 compared to 39.3% for the prior year quarter. The decrease is related to the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019. The effective income tax rate for discontinued operations decreased to (1.3)% for the quarter ended June 30, 2018 compared to 23.5% for the prior year quarter. The decrease is related to the impairment recorded during first quarter of fiscal 2019 that resulted in a permanent difference for tax purposes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de México, S.A. de C.V., SOFOM, E.N.R., a subsidiary of the Company ("WAC de Mexico"), to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies that an internal investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its financial condition or results of operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

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

Further, under the terms of the stock purchase agreement, we are obligated to indemnify the purchasers for claims and liabilities relating to certain investigations of our Mexico operating segment, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations. Refer to Note 12 – Subsequent Events in this Quarterly Report on Form 10-Q for more information surrounding the sale of the Company's Mexico operating segment.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 13, 2018, the Company and its affiliates, WFC Services Inc. and WAC Mexico Holdings LLC (jointly with the Company, the “Sellers”), approved the sale of all of the issued and outstanding capital stock and equity interest of WAC de México, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico”) and Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) (together, the “Subsidiaries”) to Astro Wealth S.A. de C.V. (“Purchaser 1”) and Astro Assets S.A. de C.V. (“Purchaser 2”, jointly with Purchaser 1, the “Purchasers”). The Sellers and Purchasers executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) on July 13, 2018 but held the executed signature pages and the Sellers’ share certificates, equity interest and applicable corporate books, records and documents in escrow until August 3, 2018.

Pursuant to the Stock Purchase Agreement, the Sellers sold all of the issued and outstanding capital stock and equity interest of the Subsidiaries to the Purchasers for a purchase price of MXN$826,795,050.00 (the “Purchase Price”), which was paid in full to the Sellers in Mexican pesos and subsequently converted by the Company to approximately USD$44.36 million using applicable exchange rates. The effective date of the sale is July 1, 2018.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the TCJA that was enacted on December 22, 2017; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the U.S. Securities and Exchange Commission (“SEC”), U.S. Department of Justice (“DOJ”), U.S. Consumer Financial Protection Bureau (“CFPB”), and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the recent sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks inherent in making loans, including repayment risks and value of collateral; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Mexico Exit

On July 13, 2018, the Company and its affiliates, WFC Services Inc. and WAC Mexico Holdings LLC (jointly with the Company, the “Sellers”), approved the sale of all of the issued and outstanding capital stock and equity interest of WAC de México, S.A. de C.V., SOFOM, E.N.R. (“WAC de Mexico”) and Servicios World Acceptance Corporation de México, S. de R.L. de C.V. (“SWAC”) (together, the “Subsidiaries”) to Astro Wealth S.A. de C.V. (“Purchaser 1”) and Astro Assets S.A. de C.V. (“Purchaser 2”, jointly with Purchaser 1, the “Purchasers”). The Sellers and Purchasers executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) on July 13, 2018 but held the executed signature pages and the Sellers’ share certificates, equity interest and applicable corporate books, records and documents in escrow until August 3, 2018.

Pursuant to the Stock Purchase Agreement, the Sellers sold all of the issued and outstanding capital stock and equity interest of the Subsidiaries to the Purchasers for a purchase price of MXN$826,795,050.00 (the “Purchase Price”), which was paid in full to the Sellers in Mexican pesos and subsequently converted by the Company to approximately USD$44.36 million using applicable exchange rates. The effective date of the sale is July 1, 2018.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited). As a result of the sale of our Mexico subsidiaries, the below statistics describe our U.S. operating segment only:

	Three months ended June 30,
	2018	2017
	(Dollars in thousands)
Gross loans receivable	$1,062,673	$981,824
Average gross loans receivable[1]	1,028,071	956,287
Net loans receivable	781,786	724,268
Average net loans receivable[2]	760,176	709,465

Expenses as a percentage of total revenue:
Provision for loan losses	24.9%	23.8%
General and administrative	55.2%	56.8%
Interest expense	3.4%	3.6%
Operating income as a % of total revenue[3]	19.9%	19.5%

Loan volume	672,242	619,927

Net charge-offs as percent of average net loans receivable	15.1%	14.1%

Return on average assets (trailing 12 months)	6.8%	8.3%

Return on average equity (trailing 12 months)	11.1%	15.3%

Branches opened or acquired (merged or closed), net	4	—

Branches open (at period end)	1,181	1,169

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended June 30, 2018 versus three months ended June 30, 2017

Gross loans outstanding in the US increased to $1.06 billion as of June 30, 2018, an 8.2% increase from the $981.8 million of gross loans outstanding as of June 30, 2017. Our unique borrowers in the US increased by 20,805 or 2.7% during the first quarter of fiscal 2019. This is compared to an increase of 15,616 or 2.1% during the first quarter of fiscal 2018.

As a result of our decision to sell our Mexico operations, we have classified the Mexico business segment as held for sale on the balance sheet as of June 30, 2018 and March 31, 2018 and reported the results as discontinued operations on the statement of operations for the quarters ended June 30, 2018 and June 30, 2017. Net income from continuing operations for the first quarter increased to $15.6 million, a 39.5% increase from the $11.2 million reported for the same quarter of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations increased by $1.7 million, or 7.5%. We recognized a $39.0 million impairment loss on our investment in our Mexico operations in the first quarter of fiscal 2019. In accordance with GAAP, our testing for, and subsequent recognition of, the impairment was triggered by the change in classification of our Mexico operations from continuing operations to held for sale. Of the total impairment loss, $31.3 million is directly attributable to the cumulative translation loss on the investment stemming from the devaluation of the Mexican Peso relative to the U.S. Dollar since the date of our investment. In terms of our impairment analysis, the cumulative translation loss effectively increased our investment in our Mexico operations from $51.6 million to $82.9 million, which ultimately resulted in a total impairment of $39.0 million to reflect an estimated fair value of $43.9 million. Due to the impairment, net income for the first quarter of fiscal 2019 decreased $34.6 million to a $21.5 million loss compared to the $13.1 million of net income reported for the corresponding quarter of the previous year.

Revenues from continuing operations increased by $6.2 million, or 5.3%, to $122.8 million during the quarter ended June 30, 2018 from $116.6 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,147 offices open throughout both quarterly periods increased by 5.7%.

Interest and fee income from continuing operations for the quarter ended June 30, 2018 increased by $5.1 million, or 4.9%, from the corresponding quarter of the previous year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at the end of the quarter ended June 30, 2018 increased 8.0% over the balance at the end of the prior year quarter. Average net loans outstanding increased 7.1% for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. We have seen a slight reduction in the overall yield on our portfolio. This is largely due to moving our performing customers into larger balance loans with lower rates. We have also reduced our interest rates in certain markets due to competitive pressures.

Insurance commissions and other income from continuing operations for the quarter ended June 30, 2018 increased by $1.1 million, or 8.1%, from the corresponding quarter of the previous year. Insurance commissions increased by approximately $0.6 million, or 5.7%, during the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. Other income increased $330,000 due to the preparation of tax returns and $290,000 due to the Company's motor club product.

Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 5.0% at June 30, 2018, compared to 4.9% at June 30, 2017. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 6.6% at June 30, 2018 and 2017. The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 8.7% at June 30, 2018 and 2017.

The provision for loan losses for continuing operations for the quarter ended June 30, 2018 increased by $2.9 million, or 10.4%, from the corresponding quarter of the previous year. The increase is primarily due to an increase in net charge-offs from continuing operations of $3.6 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 14.1% in the quarter ended June 30, 2017 to 15.1% in the quarter ended June 30, 2018. The portion of the provision driven by total loans outstanding at June 30, 2018 increased by $855,000 over the balance at June 30, 2017 due to faster growth in outstanding loans from continuing operations during the first quarter of fiscal 2019. The provision also decreased $1.6 million when compared with the balance at June 30, 2017, which is the net result of a decrease in accounts that were 91 days or more past due of $500,000 over the three months ended June 30, 2018 and an increase in accounts that were 91 days or more past due of $1.1 million over the three months ended June 30, 2017.

General and administrative ("G&A") expenses from continuing operations for the quarter ended June 30, 2018 increased by $1.6 million, or 2.4%, from the corresponding quarter of the previous year. As a percentage of revenues, G&A expenses decreased from 56.8% during the first quarter of fiscal 2018 to 55.2% during the first quarter of fiscal 2019. G&A expenses per average open office increased by 1.6% when comparing the two fiscal quarters. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $41.6 million for the quarter ended June 30, 2018, a $0.5 million, or 1.3%, increase over the quarter ended June 30, 2017. The increase was primarily driven by increased incentive payments of $1.3 million due to improved performance, partially offset by decreased employee benefit expense of $0.4 million and lower salary expense of $0.5 million.
Occupancy and equipment expense totaled $10.1 million for the quarter ended June 30, 2018, a $0.5 million, or 5.5%, increase over the quarter ended June 30, 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the quarter ended June 30, 2018, the average expense per branch increased slightly to $8.5 thousand, up from $8.1 thousand for the quarter ended June 30, 2017.
Advertising expense totaled $4.9 million for the quarter ended June 30, 2018, a $0.2 million, or 4.6%, increase over the quarter ended June 30, 2017.
Amortization of intangible assets totaled $0.3 million for the quarter ended June 30, 2018, a $0.1 million, or 41.8%, increase over the quarter ended June 30, 2017, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions over the last twelve months.
Other expense totaled $11.0 million for the quarter ended June 30, 2018, a $0.2 million, or 2.1%, increase over the quarter ended June 30, 2017. Legal expense decreased $1.5 million for the quarter, largely due to lower expense related to the Mexico investigation. Professional expense increased $1.0 million, largely due to costs associated with implementing new systems. Our ongoing information technology spend also increased $0.4 million for the quarter.

Interest expense for the quarter ended June 30, 2018 decreased by $21,701, or 0.5%, from the corresponding quarter of the previous year. The decrease in interest expense was due to a 17.6% decrease in the average debt outstanding, from $292.0 million to $240.7 million. The Company disbursed $17.1 million in cash from its discontinued operations to its continuing operations at the end of the quarter and used this cash to pay down outstanding debt. The Company’s debt to equity ratio decreased from 0.6:1 at June 30, 2017 to 0.5:1 at June 30, 2018.

Other key return ratios for the first quarter of fiscal 2019 included a 6.8% return on average assets and a return on average equity of 11.1% (both on a trailing 12-month basis).

The Company’s effective income tax rate for continuing operations decreased to 22.6% for the quarter ended June 30, 2018 compared to 39.3% for the prior year quarter. The decrease is related to the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019. The effective income tax rate for discontinued operations decreased to (1.3%) for the quarter ended June 30, 2018 compared to 23.5% for the prior year quarter. The decrease is related to the impairment recorded during the first quarter of fiscal 2019 that resulted in a permanent difference for tax purposes.

Regulatory Matters

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

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico, to government officials in Mexico relating to loans made to unionized employees. The Company has voluntarily contacted the SEC and the DOJ to advise both agencies that an investigation is underway and that the Company intends to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its financial condition or results of operations.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. Further, under the terms of the Stock Purchase Agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of our Mexico operating segment, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations. Refer to Note 12 – Subsequent Events to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information surrounding the sale of the Company's Mexico operating segment. Refer to Note 11 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in the Company's other reports filed with, or furnished to, the SEC from time to time for additional information.

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

See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2018 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

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

Expenditures by the Company to open and furnish new offices averaged approximately $41,000 per branch during fiscal 2018. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the three months ended June 30, 2018, the Company opened 8 new branches and 4 branches were merged into existing branches.

The Company acquired no branches through business combinations during the first three months of fiscal 2019. The Company may acquire new branches or receivables from its competitors or acquire offices in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $300.0 thousand letter of credit subfacility. At June 30, 2018, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. In June 2018, the credit facility was amended to, among other things: (i) extend the maturity date under the Revolving Credit Agreement from June 15, 2019 to June 15, 2020; (ii) require the use of deposit account control agreements in favor of the administrative agent in certain circumstances; and (iii) require quarterly reports updating the schedule showing the Company’s deposit accounts.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the three months ended June 30, 2018, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 6.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On June 30, 2018, $239.8 million was outstanding under this facility, and there was $239.9 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2018 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in "—Regulatory Matters—Mexico Investigation" and in Part I, Item 3, “Legal Proceedings—Mexico Investigation” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that).  Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2018, including, but not limited to, any discussions in Part I, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

The Mexico operating segment has generally been fully self-sustaining since the Company's initial investment in the business. Additional infusions of cash have been, by and large, infrequent and immaterial to the consolidated entity's financial statements. Likewise, the Company has generally refrained from repatriating cash from its Mexico operations to the U.S., other than a one-time $17.1 million distribution to the Company during the first quarter of fiscal 2019. The Company does not expect the sale of its Mexico operating segment to materially affect its liquidity outside of the one-time increase in cash on hand directly related to the funds received from the sale.

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of June 30, 2018, the Company has $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company will recommence share repurchases.

The Company continues to believe common stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing common stock, if appropriate and as authorized by our Board of Directors. As of June 30, 2018 our debt outstanding was $239.8 million and our shareholders' equity was $517.3 million, resulting in a debt-to-equity ratio of 0.5:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

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

Quarterly Information and Seasonality

See Note 3 to the unaudited Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

See Note 3 to the unaudited Consolidated Financial Statements.

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

Allowance for Loan Losses

The Company has developed processes and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the Internal Revenue Service, state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2018, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $239.8 million at June 30, 2018. Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%. Based on the outstanding balance at June 30, 2018, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $2.4 million on an annual basis.

Foreign Currency Exchange Rate Risk

As of June 30, 2018, the Company held branches in Mexico, where its local businesses utilize the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and are, therefore, as of June 30, 2018, subject to fluctuation as the U.S. dollar and Mexican peso foreign exchange rates change. International revenue from our non-U.S. operations accounted for approximately 7.3% and 9.5% of consolidated revenue during the three months ended June 30, 2018 and 2017, respectively.

Our international assets exposed us to risks, including but not limited to potential FCPA compliance risks, differing economic conditions, changes in political climate, social unrest, labor union dynamics that could affect the collectability of our payroll deduct product, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our exposure to foreign exchange rate fluctuations arose in part from balances in our intercompany accounts included on our subsidiary balance sheets. These intercompany accounts were denominated in the functional currency of the foreign subsidiaries and are translated to U.S. dollars at each reporting period end. The effect of foreign exchange rate fluctuations on our consolidated financial position is recognized within shareholders’ equity through accumulated other comprehensive income (loss). The net translation adjustment for the three months ended June 30, 2018 resulted in a loss of approximately $5.2 million.

As noted above in “—Mexico Exit,” the Company sold its foreign subsidiaries, effective as of July 1, 2018. Thus, the Company is no longer subject to foreign currency exchange rate risk.

The Company performed a foreign exchange sensitivity analysis as of June 30, 2018 assuming a hypothetical 10% increase and decrease in the value of the U.S. dollar relative to the Mexican peso. The foreign exchange risk sensitivity of both net loans receivable and consolidated net income was assessed using hypothetical scenarios and assumes that earnings in Mexican pesos were recognized evenly throughout a period.

The foreign exchange risk sensitivity of net loans denominated in Mexican pesos and translated into U.S. dollars, which were approximately $52.0 million and $73.3 million at June 30, 2018 and 2017, respectively, on the reported consolidated net loans receivable amount is summarized in the following table:

Foreign Exchange Sensitivity Analysis of Loans Receivable, Net Amounts
	As of June 30, 2018
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$829,031,256	$833,755,790	$839,530,239
% change from base amount	(0.57)%	—%	0.69%
$ change from base amount	$(4,724,534)	$—	$5,774,449

	As of June 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Loans receivable, net of unearned	$790,921,096	$797,586,473	$805,733,046
% change from base amount	(0.84)%	—%	1.02%
$ change from base amount	$(6,665,377)	$—	$8,146,573

The following table summarizes the results of the foreign exchange risk sensitivity analysis on reported consolidated net income as of the dates indicated below:

Foreign Exchange Sensitivity Analysis of Net Income
	For the three months ended June 30, 2018
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$(18,126,764)	$(21,503,294)	$(25,629,949)
% change from base amount	(15.70)%	—%	19.19%
$ change from base amount	$3,376,530	$—	$(4,126,655)

	For the three months ended June 30, 2017
Foreign exchange spot rate, U.S. dollars to Mexican pesos	-10%	0%	10%
Net Income	$12,898,661	$13,067,686	$13,274,261
% change from base amount	(1.29)%	—%	1.58%
$ change from base amount	$(169,025)	$—	$206,575

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

We may suffer significant liability in connection with indemnification provisions of the Stock Purchase Agreement pursuant to which we sold our Mexico subsidiaries.

In the second quarter of fiscal year 2019, we completed the sale of our two Mexico subsidiaries, WAC de Mexico and SWAC, to the Purchasers. Under the terms of the Stock Purchase Agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of the Subsidiaries or the Sellers by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $858.8 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of June 30, 2018, the Company has $1.9 million in repurchase capacity remaining under this authorization. Although the repurchase authorization above has no stated expiration date, the Company's stock repurchase program may be suspended or discontinued at any time. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2018:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2018	—	$—	—	$1,906,179
May 1 through May 31, 2018	—	—	—	1,906,179
June 1 through June 30, 2018	—	—	—	1,906,179
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement to be effective as of July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth S.A. de C.V., and Astro Assets S.A. de C.V.		8-K	2.1	08-03-18
10.01	Twelfth Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 1, 2018		8-K	10.1	06-01-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2018, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2018 and June 30, 2017;
(iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and June 30, 2017;
(iv) Consolidated Statements of Shareholder's Equity for the year ended March 31, 2018 and the three months ended June 30, 2018;
(v) Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	August 9, 2018

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Senior Vice President and Chief Financial Officer
Date:	August 9, 2018