Form 10-Q
period 2018-09-30
WORLD ACCEPTANCE CORP
filed 2018-11-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the issuer’s no par value common stock as of November 1, 2018 was 9,865,424.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to "fiscal 2019" are to the Company’s fiscal year ending March 31, 2019; all references in this report to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018; and all references to "fiscal 2017" are to the Company’s fiscal year ended March 31, 2017.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
DOJ	U.S. Department of Justice
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement

Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Performance Share Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement

Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Sellers	Collectively, World Acceptance Corporation, WFC Services Inc., and WAC Mexico Holdings LLC
Service Options	Service-based stock options
SWAC	Servicios World Acceptance Corporation de México, S. de R.L. de C.V, a former subsidiary of World Acceptance Corporation
TCJA	Tax Cuts and Jobs Act
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$5,595,711	$12,473,833
Gross loans receivable	1,126,792,196	1,004,233,159
Less:
Unearned interest, insurance and fees	(297,698,553)	(258,991,492)
Allowance for loan losses	(79,310,375)	(66,088,139)
Loans receivable, net	749,783,268	679,153,528
Property and equipment, net	23,816,135	22,785,951
Deferred income taxes, net	22,892,445	20,175,148
Other assets, net	20,970,694	13,244,416
Goodwill	7,034,463	7,034,463
Intangible assets, net	8,856,698	6,644,301
Assets of discontinued operations (Note 2)	—	79,475,397
Total assets	$838,949,414	$840,987,037

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$230,190,000	$244,900,000
Income taxes payable	13,565,183	14,097,419
Accounts payable and accrued expenses	30,203,556	33,503,335
Liabilities of discontinued operations (Note 2)	—	7,378,431
Total liabilities	273,958,739	299,879,185

Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,153,145 and 9,119,443 shares at September 30, 2018 and March 31, 2018, respectively	—	—
Additional paid-in capital	180,680,619	175,887,227
Retained earnings	384,310,056	391,275,705
Accumulated other comprehensive loss	—	(26,055,080)
Total shareholders' equity	564,990,675	541,107,852

Total liabilities and shareholders' equity	$838,949,414	$840,987,037

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Continuing operations
Revenues:
Interest and fee income	$113,490,097	$106,317,687	$221,934,475	$209,685,171
Insurance income, net and other income	13,625,666	12,611,364	27,971,273	25,882,246
Total revenues	127,115,763	118,929,051	249,905,748	235,567,417

Expenses:
Provision for loan losses	40,358,696	32,824,398	70,949,315	60,534,025
General and administrative expenses:
Personnel	39,694,543	38,198,950	81,263,890	79,242,753
Occupancy and equipment	10,365,759	9,714,602	20,417,862	19,242,486
Advertising	5,116,510	5,041,454	9,966,595	9,678,910
Amortization of intangible assets	275,496	275,447	538,948	461,269
Other	9,483,540	9,536,959	20,525,908	20,350,180
Total general and administrative expenses	64,935,848	62,767,412	132,713,203	128,975,598

Interest expense	4,157,999	4,790,744	8,383,000	9,037,446
Total expenses	109,452,543	100,382,554	212,045,518	198,547,069

Income from continuing operations before income taxes	17,663,220	18,546,497	37,860,230	37,020,348

Income taxes	3,604,153	6,510,886	8,163,498	13,776,282

Income from continuing operations	14,059,067	12,035,611	29,696,732	23,244,066

Discontinued operations (Note 2)
Income (loss) from discontinued operations before disposal of discontinued operations and income taxes	—	(2,216,433)	2,341,825	215,290
Gain (loss) on disposal of discontinued operations	628,921	—	(38,377,623)	—
Income taxes	150,343	19,833	626,583	592,325
Income (loss) from discontinued operations	478,578	(2,236,266)	(36,662,381)	(377,035)

Net income (loss)	$14,537,645	$9,799,345	$(6,965,649)	$22,867,031

Net income per common share from continuing operations:
Basic	$1.55	$1.38	$3.28	$2.67
Diluted	$1.51	$1.35	$3.20	$2.62
Net income (loss) per common share from discontinued operations:

Basic	$0.05	$(0.26)	$(4.05)	$(0.04)
Diluted	$0.05	$(0.25)	$(3.95)	$(0.04)
Net income (loss) per common share:
Basic	$1.60	$1.12	$(0.77)	$2.63
Diluted	$1.56	$1.10	$(0.75)	$2.58
Weighted average common shares outstanding:
Basic	9,072,160	8,713,638	9,063,524	8,700,489
Diluted	9,292,886	8,895,274	9,273,104	8,861,007

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$14,537,645	$9,799,345	$(6,965,649)	$22,867,031
Foreign currency translation adjustments	—	(819,978)	(5,235,838)	1,658,641
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	31,290,918	—	31,290,918	—
Comprehensive income (loss)	$45,828,563	$8,979,367	$19,089,431	$24,525,672

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balances at March 31, 2017	$144,241,105	344,605,347	(27,782,875)	461,063,577

Proceeds from exercise of stock options (389,888 shares)	25,323,531	—	—	25,323,531
Common stock repurchases (58,728 shares)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($1,517,357)	1,564,048	—	—	1,564,048
Stock option expense	2,353,214	—	—	2,353,214
ASU 2016-09 adoption	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	1,727,795	1,727,795
Net income	—	53,690,018	—	53,690,018

Balances at March 31, 2018	$175,887,227	391,275,705	(26,055,080)	541,107,852

Proceeds from exercise of stock options (25,276 shares)	1,815,406	—	—	1,815,406
Restricted common stock expense under stock option plan	1,914,349	—	—	1,914,349
Stock option expense	1,063,637	—	—	1,063,637
Other comprehensive loss	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business			31,290,918	31,290,918
Net loss	—	(6,965,649)	—	(6,965,649)

Balances at September 30, 2018	$180,680,619	384,310,056	—	564,990,675

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$(6,965,649)	$22,867,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	38,377,623	—
Amortization of intangible assets	538,948	461,269
Amortization of debt issuance costs	320,588	447,884
Provision for loan losses	70,949,315	69,816,030
Depreciation	3,296,860	3,609,047
Loss on sale of property and equipment	123,852	174,034
Deferred income tax benefit	(2,717,297)	(7,674,970)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	2,977,986	2,412,345
Change in accounts:
Other assets, net	(7,806,866)	175,253
Income taxes payable	(532,236)	(461,044)
Accounts payable and accrued expenses	(3,299,779)	2,147,872
Net cash provided by operating activities	95,263,345	93,974,751
Cash flows from investing activities:
Increase in loans receivable, net	(132,314,528)	(103,599,118)
Net assets acquired from branch acquisitions, primarily loans	(9,264,527)	(8,566,874)
Increase in intangible assets from acquisitions	(2,751,345)	(1,795,581)
Purchases of property and equipment	(4,609,927)	(3,972,237)
Proceeds from sale of property and equipment	159,031	109,842
Proceeds from sale of Mexico business	37,494,505	—
Net cash used in investing activities	(111,286,791)	(117,823,968)
Cash flow from financing activities:
Borrowings from senior notes payable	130,190,000	133,663,800
Payments on senior notes payable	(144,900,000)	(108,050,000)
Debt issuance costs associated with senior notes payable	(240,000)	(420,000)
Proceeds from exercise of stock options	1,815,406	6,765,046
Repurchase of common stock	—	(4,614,331)
Net cash provided by (used in) financing activities	(13,134,594)	27,344,515
Effects of foreign currency fluctuations on cash and cash equivalents	2,667,447	84,569
Net change in cash and cash equivalents	(26,490,593)	3,579,867
Cash and cash equivalents at beginning of period from continuing operations	12,473,833	11,581,936
Cash and cash equivalents at beginning of period from discontinued operations	19,612,471	3,618,474
Cash and cash equivalents at end of period	$5,595,711	$18,780,277
Cash and cash equivalents at end of period from continuing operations	5,595,711	13,337,686
Cash and cash equivalents at end of period from discontinued operations	—	5,442,591

Supplemental Disclosures:
Interest paid during the period	$7,878,609	$8,138,988
Income taxes paid during the period	$12,261,977	$22,498,725

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2018, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2018, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2018, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC.

NOTE 2 – DISCONTINUED OPERATIONS

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately USD$44.36 million. The Company has provided, and may continue to provide, limited accounting assistance to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date.

The following table reconciles the major classes of assets and liabilities of discontinued operations to the amounts presented in the Consolidated Balance Sheet for March 31, 2018:

March 31, 2018
Assets of discontinued operations:
Cash and cash equivalents	$19,612,471
Loans receivable, net	46,027,200
Property and equipment, net	2,805,467
Deferred income taxes, net	10,064,489
Other assets, net	965,770
Total assets of discontinued operations	$79,475,397

Liabilities of discontinued operations:
Income taxes payable	437,551
Accounts payable and accrued expenses	6,940,880
Total liabilities of discontinued operations	$7,378,431

The following table reconciles the major classes of line items constituting pre-tax income (loss) of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

Revenues	—	12,076,480	9,693,367	24,347,537
Provision for loan losses	—	6,151,574	1,809,059	9,282,005
General and administrative expenses	—	8,141,339	5,542,483	14,850,242
Income from discontinued operations before disposal of discontinued operations and income taxes	—	(2,216,433)	2,341,825	215,290
Gain (loss) on disposal of discontinued operations	628,921	—	(38,377,623)	—
Income taxes	150,343	19,833	626,583	592,325
Income (loss) from discontinued operations	478,578	(2,236,266)	(36,662,381)	(377,035)

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Six months ended September 30,
	2018	2017

Cash provided by operating activities:	$3,553,854	$10,860,701
Cash provided by (used in) investing activities:	1,138,084	(9,121,157)
Cash provided by (used in) financing activities:	$(17,126,000)	$—

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

Recently Adopted Accounting Standards

Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. According to ASU 2017-09 an entity should account for the effects of a modification unless all the following are met:

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU 2016-02, as amended by ASU 2018-01, and ASU 2018-10, will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We expect the standard to have an impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact to our results of operations or liquidity.

In July of 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which allows for a transition option to adopt the standard on the date of initial application as opposed to the modified retrospective approach. We plan to make the election to adopt the standard using this transition relief.

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

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are summarized below.

		September 30, 2018		March 31, 2018
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$5,595,711	5,595,711	$12,473,833	12,473,833
Loans receivable, net	3	749,783,268	749,783,268	679,153,528	679,153,528

LIABILITIES
Senior notes payable	3	230,190,000	230,190,000	244,900,000	244,900,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2018 or March 31, 2018.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	September 30, 2018	March 31, 2018	September 30, 2017

Small loans	$762,822,428	$670,189,211	$696,586,798
Large loans	363,969,159	334,041,731	327,325,734
Sales finance loans(1)	609	2,217	12,218
Total gross loans	$1,126,792,196	$1,004,233,159	$1,023,924,750

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

Balance at beginning of period	$68,029,622	63,297,884	$66,088,139	$60,644,365
Provision for loan losses	40,358,696	32,824,398	70,949,315	60,534,025
Loan losses	(32,572,205)	(28,437,598)	(65,013,346)	(57,496,635)
Recoveries	3,494,262	3,487,993	7,286,267	7,490,922
Balance at end of period	$79,310,375	$71,172,677	$79,310,375	$71,172,677

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,002,410	—	5,002,410
Gross loans contractually delinquent	54,677,031	—	54,677,031
Loans not contractually delinquent and not in bankruptcy	—	1,067,112,755	1,067,112,755
Gross loan balance	59,679,441	1,067,112,755	1,126,792,196
Unearned interest and fees	(12,519,916)	(285,178,637)	(297,698,553)
Net loans	47,159,525	781,934,118	829,093,643
Allowance for loan losses	(42,369,717)	(36,940,658)	(79,310,375)
Loans, net of allowance for loan losses	$4,789,808	744,993,460	749,783,268

March 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,627,599	—	4,627,599
Gross loans contractually delinquent	50,019,567	—	50,019,567
Loans not contractually delinquent and not in bankruptcy	—	949,585,993	949,585,993
Gross loan balance	54,647,166	949,585,993	1,004,233,159
Unearned interest and fees	(11,433,666)	(247,557,826)	(258,991,492)
Net loans	43,213,500	702,028,167	745,241,667
Allowance for loan losses	(38,782,574)	(27,305,565)	(66,088,139)
Loans, net of allowance for loan losses	$4,430,926	674,722,602	679,153,528

September 30, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,121,074	—	5,121,074
Gross loans contractually delinquent	49,683,327	—	49,683,327
Loans not contractually delinquent and not in bankruptcy	—	969,120,349	969,120,349
Gross loan balance	54,804,401	969,120,349	1,023,924,750
Unearned interest and fees	(11,330,664)	(257,511,525)	(268,842,189)
Net loans	43,473,737	711,608,824	755,082,561
Allowance for loan losses	(38,570,309)	(32,602,368)	(71,172,677)
Loans, net of allowance for loan losses	$4,903,428	679,006,456	683,909,884

The average net balance of impaired loans was $44.2 million and $40.0 million, respectively, for the six month periods ended September 30, 2018, and 2017. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	September 30, 2018	March 31, 2018	September 30, 2017
Credit risk
Consumer loans- non-bankrupt accounts	$1,120,466,940	$998,299,051	$1,017,563,556
Consumer loans- bankrupt accounts	6,325,256	5,934,108	6,361,194
Total gross loans	$1,126,792,196	$1,004,233,159	$1,023,924,750

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,042,501,191	$929,400,862	948,326,694
Contractual non-performing, 60 or more days delinquent (1)	84,291,005	74,832,297	75,598,056
Total gross loans	$1,126,792,196	$1,004,233,159	$1,023,924,750

Credit risk profile based on customer type
New borrower	$130,010,547	$104,762,628	$103,241,227
Former borrower	134,554,113	104,281,551	124,266,410
Refinance	843,003,017	778,115,097	777,540,110
Delinquent refinance	19,224,519	17,073,883	18,877,003
Total gross loans	$1,126,792,196	$1,004,233,159	$1,023,924,750

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	September 30, 2018	March 31, 2018	September 30, 2017
Contractual basis:
30-59 days past due	$44,729,889	32,959,151	39,505,786
60-89 days past due	29,613,974	24,812,730	25,914,729
90 days or more past due	54,677,031	50,019,567	49,683,327
Total	$129,020,894	107,791,448	115,103,842

Percentage of period-end gross loans receivable	11.5%	10.7%	11.2%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding (denominator)	9,072,160	8,713,638	9,063,524	8,700,489

Diluted:
Weighted average common shares outstanding	9,072,160	8,713,638	9,063,524	8,700,489
Dilutive potential common shares securities	220,726	181,636	209,580	160,518
Weighted average diluted shares outstanding (denominator)	9,292,886	8,895,274	9,273,104	8,861,007

Options to purchase 468,253 and 295,550 shares of common stock at various prices were outstanding during the three months ended September 30, 2018 and 2017 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 477,357 and 455,912 shares of common stock at various prices were outstanding during the six months ended September 30, 2018 and 2017 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,950,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2018, there were a total of 1,256,768 shares of common stock available for grant under the plans.

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

There were no options issued during the three months ended September 30, 2018 and 2017.

The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2018 and 2017 was $49.67 and $22.79, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Six months ended September 30,
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

Option activity for the six months ended September 30, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	497,728	$70.69
Granted during period	300	102.22
Exercised during period	(25,276)	71.82
Forfeited during period	(6,445)	72.40
Expired during period	(600)	76.51
Options outstanding, end of period	465,707	$70.62	5.5 years	$20,370,380
Options exercisable, end of period	273,157	$72.24	4.2 years	$11,506,364

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2018. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2018 and 2017 was as follows:

	September 30, 2018	September 30, 2017

Three months ended	$150,407	$451,718
Six months ended	$1,091,547	$2,676,597

As of September 30, 2018, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.3 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock

During the three months ended September 30, 2018, the Company granted 8,426 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $118.21 per share. One-third of these awards vest on each anniversary of the grant date over the next three years.

During fiscal 2018, the Company granted 24,456 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $107.52 per share. One-third of these awards vest on each anniversary of the grant date over the three years following the grant date.

During fiscal 2017, the Company granted 74,490 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $51.15 per share. One-third of these awards vest on each anniversary of the grant date over the three years following the grant date.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $1.0 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and recognized compensation expense of $1.9 million and $1.3 million for the six months ended September 30, 2018 and 2017, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2018, there was approximately $2.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.1 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2018, and changes during the six months ended September 30, 2018, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2018	73,810	$65.74
Granted during the period	8,426	118.21
Vested during the period	(2,712)	43.14
Forfeited during the period	—	—
Outstanding at September 30, 2018	79,524	$72.07

Total share-based compensation included as a component of net income during the three and six-month periods ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Share-based compensation related to equity classified awards:
Share-based compensation related to stock options	$539,410	572,916	$1,063,637	$1,122,227
Share-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	963,559	707,352	1,914,349	1,290,118
Total share-based compensation related to equity classified awards	$1,502,969	1,280,268	$2,977,986	$2,412,345

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2018 and 2017.

	Six months ended September 30,
	2018	2017
Acquisitions:
Number of branches acquired through business combinations	3	3
Number of loan portfolios acquired through asset purchases	28	24
Total acquisitions	31	27

Purchase price	$12,015,872	$10,362,455

Tangible assets:
Loans receivable, net	9,264,527	8,563,874
Property and equipment	—	3,000
Total tangible assets	9,264,527	8,566,874

Excess of purchase prices over carrying value of net tangible assets	$2,751,345	$1,795,581

Customer lists	2,596,345	1,660,581
Non-compete agreements	155,000	135,000
Goodwill	—	—
Total intangible assets	$2,751,345	$1,795,581

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

The following table describes the Company's acquisition activity for the six months ended September 30, 2018.

No.	Acquiree Name	Acquiree State(s)	Date
1	Customer Credit Corporation (1 branch)	LA	8/13/2018
2	Your Credit, Inc. (1 branch)	WI	8/24/2018
3	Noble Finance Corporation (1 branch)	ID	9/28/2018

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

NOTE 9 – DEBT

At September 30, 2018 the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $230.2 million outstanding and $300.0 thousand outstanding in standby letters of credit related to workers compensation. To the extent that the letters of credit are drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of September 30, 2018, and they expire on December 31, 2018. The letters of credit are automatically extended for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 4.0% with a minimum rate of 5.0%. For the six months ended September 30, 2018 and fiscal year ended March 31, 2018, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.8% and 6.0%, respectively, and the unused amount available under the revolver at September 30, 2018 was $249.5 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2020.

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

NOTE 10 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The TCJA included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), and changes in deductions, credits and business-related exclusions.

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

During the first quarter of fiscal 2019, the Company's former Mexican subsidiaries paid the U.S. Company a dividend of $17.1 million. The Company will no longer claim permanent reinvestment in the respective foreign jurisdiction. Because of the Transition Tax, the Company's tax basis was greater than its book basis. This difference was recognized during the first quarter when the foreign subsidiaries were marked as held for sale. The recognition of the basis difference created a capital loss that the Company does not believe will be recognized in the carryforward period; therefore, a full tax valuation allowance was recorded against the recognized loss.

As of September 30, 2018 and March 31, 2018, the Company had $9.6 million and $8.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $7.7 million and $6.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2018, approximately $4.2 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2018, the Company had approximately $2.7 million accrued for gross interest, of which $0.9 million was a current period-end expense for the six months ended September 30, 2018.

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

The Company’s effective income tax rate for continuing operations decreased to 20.4% for the quarter ended September 30, 2018 compared to 35.1% for the prior year quarter. The decrease is related to the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Mexico Investigation

As previously disclosed, the Company has retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico, to government officials in Mexico relating to loans made to unionized employees. The Company voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. The Company has and will continue to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its financial condition or results of operations.

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

NOTE 12 – SUBSEQUENT EVENTS

Long-term Incentive Program

On October 15, 2018, the Compensation Committee and Board approved and adopted a new long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders by focusing executives on the achievement of long-term results. We expect that this program will encourage intra- and inter-department asset allocation decisions for the long-term growth of the Company’s revenue and earnings and foster increased efficiency throughout the Company. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, Performance Shares.

Also, on October 15, 2018, pursuant to the long-term incentive program, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the World Acceptance Corporation 2011 Stock Option Plan and the World Acceptance Corporation 2017 Stock Incentive Plan to certain employees, including employee directors, vice presidents of operations, senior vice presidents, and the Company's executive officers.

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares shall vest, if at all, based on the achievement of two, trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period and subject to each respective employee’s continued employment at the Company through the last day of the applicable Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement). A total of 351,000 Performance Shares were granted.

The Performance Share performance targets are set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Restricted Stock Eligible for Vesting (Percentage of Award)

$16.35	40%
$20.45	60%

The Restricted Stock awards will vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. A total of 351,000 Restricted Stock awards were granted.

The Service Options will vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Service Options shall have a 10-year term. A total of 160,500 Service Options were granted.

The Performance Options shall fully vest if the Company attains the trailing earnings per share target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options shall have a 10-year term. A total of 115,830 Performance Options were granted. The Performance Option performance target is set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Options Eligible for Vesting (Percentage of Award)

$25.30	100%

Director Equity Grants

On October 15, 2018, the Compensation Committee and Board approved the following equity awards to each of Messrs. Ken R. Bramlett, Jr., Charles D. Way and Darrell E. Whitaker: (i) 6,000 non-qualified stock options, and (ii) 4,998 shares of restricted stock. Both the non-qualified stock options and restricted stock awards shall vest and become exercisable in six equal annual increments beginning on October 15, 2019, the vesting of which is contingent upon continued service on the Board until the applicable vesting date.

Grant-related Expense

The Company expects to recognize the following estimated equity-based compensation expense both for the awards made under the long-term incentive program (as described above) and for the director equity awards as follows (in millions):

	FY2019	FY2020	FY2021	FY2022	FY2023	FY2024	FY2025	Total
Service-based
Options	$1.8	$3.2	$1.9	$1.3	$0.8	$0.4	$0.1	$9.5
Restricted stock	6.9	12.2	7.5	4.9	3.1	1.7	0.6	36.9
Total service-based expense	$8.7	$15.4	$9.4	$6.2	$3.9	$2.1	$0.7	$46.4

Performance-based
Options	$0.5	$1.1	$1.1	$1.1	$1.1	$1.1	$—	$6.0
Restricted Stock	4.1	8.9	8.8	8.8	4.8	—	—	35.4
Total performance-based expense	$4.6	$10.0	$9.9	$9.9	$5.9	$1.1	$—	$41.4
Grand total expense	$13.3	$25.4	$19.3	$16.1	$9.8	$3.2	$0.7	$87.8

The above estimates are subject to a number of factors which may cause actual equity-based compensation expense or future estimates to differ significantly. In particular, the performance-based awards are subject to the achievement of certain performance targets as described above. Both the service-based and performance-based awards are subject to continued service with the Company.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s belief and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," and any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the TCJA that was enacted on December 22, 2017; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the recent sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks inherent in making loans, including repayment risks and value of collateral; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited). As a result of the sale of our Mexico subsidiaries, the below statistics describe our U.S. operating segment only:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross loans receivable	$1,126,792	$1,023,925	$1,126,793	$1,023,925
Average gross loans receivable (1)	1,098,797	1,007,457	1,063,543	981,879
Net loans receivable	829,094	755,083	829,094	755,083
Average net loans receivable (2)	807,450	743,227	784,103	726,623

Expenses as a percentage of total revenue:
Provision for loan losses	31.7%	27.6%	28.4%	25.7%
General and administrative	51.1%	52.8%	53.1%	54.8%
Interest expense	3.3%	4.0%	3.4%	3.8%
Operating income as a % of total revenue (3)	17.2%	19.6%	18.5%	19.6%

Loan volume	647,271	602,935	1,319,512	1,222,862

Net charge-offs as percent of average net loans receivable	14.4%	13.4%	14.7%	13.8%

Return on average assets (trailing 12 months)	6.6%	8.1%	6.6%	8.1%

Return on average equity (trailing 12 months)	10.5%	14.5%	10.5%	14.5%

Branches opened or acquired (merged or closed), net	8	—	12	—

Branches open (at period end)	1,189	1,169	1,189	1,169

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(3)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended September 30, 2018 versus three months ended September 30, 2017

Gross loans outstanding in the U.S. increased to $1.13 billion as of September 30, 2018, a 10.0% increase from the $1.02 billion of gross loans outstanding as of September 30, 2017. Our unique borrowers in the U.S. increased by 43,907, or 5.5%, during the second quarter of fiscal 2019. This is compared to an increase of 36,700 or 4.9% during the second quarter of fiscal 2018.

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods. Net income from continuing operations for the second quarter of fiscal 2019 increased to $14.1 million, a 16.8% increase from the $12.0 million reported for the same quarter of the prior year. The increase was primarily due to an increase in revenues and a decrease in income tax expense. Operating income (revenue less provision for loan losses and G&A expenses) from continuing operations decreased by $1.5 million, or 6.5%. The decrease was primarily due to the increase in provision for loan losses and slight increase in G&A expenses.

Revenues from continuing operations increased by $8.2 million, or 6.9%, to $127.1 million during the quarter ended September 30, 2018 from $118.9 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,146 branches open throughout both quarterly periods increased by 6.8%.

Interest and fee income from continuing operations for the quarter ended September 30, 2018 increased by $7.2 million, or 6.7%, from the corresponding quarter of the previous year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at September 30, 2018 increased 9.8% over the balance at September 30, 2017. Average net loans outstanding increased 8.6% for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. We have seen a slight reduction in the overall yield on our portfolio. This is largely due to refinancing a significant portion of our loans with performing customers into larger balance loans with lower rates. We have also reduced our interest rates in certain markets in an effort to increase demand.

Insurance commissions and other income from continuing operations for the quarter ended September 30, 2018 increased by $1.0 million, or 8.0%, from the corresponding quarter of the previous year. Insurance commissions increased by approximately $0.7 million, or 7.1%, during the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. Other income increased $260.0 thousand, primarily due to higher customer demand for the Company's motor club product.

Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 5.8% at September 30, 2018, compared to 5.7% at September 30, 2017. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 7.5% September 30, 2018 compared to 7.4% at September 30, 2017. The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 9.6% at September 30, 2018 compared to 9.4% at September 30, 2017.

The provision for loan losses for continuing operations for the quarter ended September 30, 2018 increased by $7.5 million, or 23.0%, from the corresponding quarter of the previous year. The increase is primarily due to an increase of $4.1 million in net charge-offs from continuing operations and an increase of $1.95 million in the allowance as a result of higher front end delinquencies at September 30, 2018 . Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 13.4% in the quarter ended September 30, 2017 to 14.4% in the quarter ended September 30, 2018. The portion of the provision driven by total loans outstanding at September 30, 2018 increased by $930.0 thousand over the balance at September 30, 2017 due to faster growth in outstanding loans from continuing operations during the second quarter of fiscal 2019. The provision also increased $520.0 thousand when compared with the balance at September 30, 2017, which is the net result of an increase in accounts that were 91 days or more past due of $6.6 million over the three months ended September 30, 2018 and an increase in accounts that were 91 days or more past due of $6.1 million over the three months ended September 30, 2017.

G&A expenses from continuing operations for the quarter ended September 30, 2018 increased by $2.2 million, or 3.5%, from the corresponding quarter of the previous year. As a percentage of revenues, G&A expenses decreased from 52.8% during the second quarter of fiscal 2018 to 51.1% during the second quarter of fiscal 2019. G&A expenses per average open branch increased by 1.9% when comparing the two fiscal quarters. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $39.7 million for the quarter ended September 30, 2018, a $1.5 million, or 3.9%, increase over the quarter ended September 30, 2017. The increase was primarily driven by higher health insurance claims during the quarter.
Occupancy and equipment expense totaled $10.4 million for the quarter ended September 30, 2018, a $0.7 million, or 6.7%, increase over the quarter ended September 30, 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the quarter ended September 30, 2018, the average expense per branch increased slightly to $8.7 thousand, up from $8.3 thousand for the quarter ended September 30, 2017.
Advertising expense totaled $5.1 million for the quarter ended September 30, 2018, a $0.1 million, or 1.5%, increase over the quarter ended September 30, 2017.
Amortization of intangible assets totaled $0.3 million for the quarters ended September 30, 2018 and 2017. Changes in amortization of intangible assets primarily relate to changes in total intangible assets during the comparative periods, usually due to acquisitions.
Other expense totaled $9.5 million for the quarter ended September 30, 2018, a $0.1 million, or 0.6%, decrease over the quarter ended September 30, 2017.

Interest expense for the quarter ended September 30, 2018 decreased by $0.6 million, or 13.2%, from the corresponding quarter of the previous year. The decrease in interest expense was due to a 24.3% decrease in the average debt outstanding, from $313.8 million to $237.4 million. The Company’s debt to equity ratio decreased from 0.7:1 at September 30, 2017 to 0.4:1 at September 30, 2018.

Other key return ratios for the second quarter of fiscal 2019 included a 6.6% return on average assets and a return on average equity of 10.5% (both on a trailing 12-month basis).

The Company’s effective income tax rate for continuing operations decreased to 20.4% for the quarter ended September 30, 2018 compared to 35.1% for the prior year quarter. The decrease is related to the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019.

Comparison of six months ended September 30, 2018 versus six months ended September 30, 2017

Gross loans outstanding in the U.S. increased to $1.13 billion as of September 30, 2018, a 10.0% increase from the $1.02 billion of gross loans outstanding as of September 30, 2017. Our unique borrowers in the U.S. increased by 64,712 or 8.3% during the six months ended September 30, 2018. This is compared to an increase of 52,286 or 7.1% during the six months ended September 30, 2017.

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods. We recognized a $39.0 million impairment loss related to the disposal of our Mexico operations in the first quarter of fiscal 2019, which was subsequently reduced by approximately $600.0 thousand in the second quarter of fiscal 2019. In accordance with GAAP, our testing for, and subsequent recognition of, the impairment was triggered by the change in classification of our Mexico operations from continuing operations to held for sale in the first quarter of fiscal 2019. Of the total initial impairment loss, $31.3 million was directly attributable to the cumulative translation loss on the investment stemming from the devaluation of the Mexican Peso relative to the U.S. Dollar since the date of our investment. In terms of our impairment analysis, the cumulative translation loss effectively increased our investment in our Mexico operations from $51.6 million to $82.9 million, which ultimately resulted in the total initial impairment of $39.0 million to reflect an estimated fair value of $43.9 million. Due to the impairment, net income for the six months ended September 30, 2018 decreased $29.8 million to a $7.0 million loss compared to the $22.9 million of net income reported for the six months ended September 30, 2017.

Net income from continuing operations for the six months ended September 30, 2018 increased to $29.7 million, a 27.8% increase from the $23.2 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations increased by $0.2 million, or 0.4%.

Revenues from continuing operations increased by $14.3 million, or 6.1%, to $249.9 million during the six months ended September 30, 2018 from $235.6 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,146 branches open throughout both six-month periods increased by 6.3%.

Interest and fee income from continuing operations for the six months ended September 30, 2018 increased by $12.2 million, or 5.8%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at September 30, 2018 increased 9.8% over the balance at September 30, 2017. Average net loans outstanding increased 7.9% for the six months ended September 30, 2018 compared to the six-month period ended September 30, 2017. We have seen a slight reduction in the overall yield on our portfolio. This is largely due to refinancing a significant portion of our loans with performing customers into larger balance loans with lower rates. We have also reduced our interest rates in certain markets in an effort to increase demand.

Insurance commissions and other income from continuing operations for the six months ended September 30, 2018 increased by $2.1 million, or 8.1%, from the same period of the prior year. Insurance commissions increased by approximately $1.3 million, or 6.4%, during the six months ended September 30, 2018 when compared to the six months ended September 30, 2017. Other income increased by approximately $760.0 thousand primarily due to $350.0 thousand from the preparation of tax returns and $550.0 thousand due to increased customer demand for the Company's motor club product, partially offset by minor reductions in the Company's various other revenue generating activities.

Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 5.8% at September 30, 2018, compared to 5.7% at September 30, 2017. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 7.5% September 30, 2018 compared to 7.4% at September 30, 2017. The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 9.6% at September 30, 2018 compared to 9.4% at September 30, 2017.

The provision for loan losses for continuing operations for the six months ended September 30, 2018 increased by $10.4 million, or 17.2%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $7.7 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 13.8% in the six months ended September 30, 2017 to 14.7% in the six months ended September 30, 2018. The portion of the provision driven by total loans outstanding at September 30, 2018 increased by $1.8 million over the balance at September 30, 2017 due to faster growth in outstanding loans from continuing operations during the six-month period ended

September 30, 2018. The provision also decreased $1.0 million when compared with the balance at September 30, 2017, which is the net result of an increase in accounts that were 91 days or more past due of $6.1 million over the six months ended September 30, 2018 and an increase in accounts that were 91 days or more past due of $7.1 million over the six months ended September 30, 2017. Management also increased the allowance $1.9 million as a result of higher front end delinquencies at September 30, 2018.

G&A expenses from continuing operations for the six months ended September 30, 2018 increased by $3.7 million, or 2.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 54.8% during the first six months of fiscal 2018 to 53.1% during the first six months of fiscal 2019. G&A expenses per average open branch increased by 1.7% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $81.3 million for the six months ended September 30, 2018, a $2.0 million, or 2.6%, increase over the six months ended September 30, 2017. The increase was primarily driven by higher health insurance claims, increased incentive payments of $1.1 million due to improved performance,increased employee benefit expense of $1.2 million and lower salary expense of $0.3 million.
Occupancy and equipment expense totaled $20.4 million for the six months ended September 30, 2018, a $1.2 million, or 6.1%, increase over the six months ended September 30, 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2018, the average expense per branch increased slightly to $17.3 thousand, up from $16.5 thousand for the six months ended September 30, 2017.
Advertising expense totaled $10.0 million for the six months ended September 30, 2018, a $0.3 million, or 3.0%, increase over the six months ended September 30, 2017.
Amortization of intangible assets totaled $0.5 million for the six months ended September 30, 2018, a $0.1 million, or 16.8%, increase over the six months ended September 30, 2017, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions over the last twelve months.
Other expense totaled $20.5 million for the six months ended September 30, 2018, a $0.2 million, or 0.9%, increase over the six months ended September 30, 2017.

Interest expense for the six months ended September 30, 2018 decreased by $0.7 million, or 7.2%, from the corresponding six months of the previous year. The decrease in interest expense was due to a 21.2% decrease in the average debt outstanding, from $303.2 million to $238.9 million. The Company disbursed $17.1 million in cash from its discontinued operations to its continuing operations during the six months ended September 30, 2018 and used this cash to pay down outstanding debt. The Company’s debt to equity ratio decreased from 0.7:1 at September 30, 2017 to 0.4:1 at September 30, 2018.

Other key return ratios for the first six months of fiscal 2019 included a 6.6% return on average assets and a return on average equity of 10.5% (both on a trailing 12-month basis).

The Company’s effective income tax rate for continuing operations decreased to 21.6% for the six months ended September 30, 2018 compared to 37.2% for the corresponding period of the previous year. The decrease is related to the reduction in the federal statutory tax rate that was fully integrated during the first six months of fiscal 2019.

Regulatory Matters

Mexico Investigation

As previously disclosed, the Company has retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

The investigation continues to address whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico, to government officials in Mexico relating to loans made to unionized employees. The Company voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. The Company has and will continue to cooperate with both agencies. The SEC has issued a formal order of investigation. A conclusion cannot be drawn at this time as to what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect that the investigation or any remedial measures will have on its financial condition or results of operations.

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

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interests of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately USD $44.36 million.

Refer to Note 11 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and in our other reports filed with, or furnished to, the SEC from time to time for additional information.

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

Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per branch during fiscal 2018. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2018, the Company opened 14 new branches, acquired 3 branches and merged 5 branches into existing branches.

The Company acquired three branches through business combinations during the first six months of fiscal 2019. The Company may acquire new branches or receivables from its competitors or acquire branches in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $300.0 thousand letter of credit subfacility. At September 30, 2018, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. The maturity date under the revolving credit agreement is June 15, 2020.

Funds borrowed under the revolving credit facility bear interest at the LIBOR rate plus 4.0% per annum, with a minimum rate of 5.0%.  During the six months ended September 30, 2018, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 6.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On September 30, 2018, $230.2 million was outstanding under this facility, and there was $249.5 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at September 30, 2018 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in "—Regulatory Matters—Mexico Investigation" and in Part I, Item 3, "Legal Proceedings—Mexico Investigation" in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition

(financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants.

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

Share Repurchase Program

On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of September 30, 2018, the Company has $1.9 million in aggregate remaining repurchase capacity under the March 10, 2015 repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time. The Company has not repurchased any shares of its common stock since the first quarter of fiscal 2018. At the time of this filing, it is uncertain if or when the Company will recommence share repurchases.

The Company continues to believe common stock repurchases to be a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may continue repurchasing common stock, if appropriate and as authorized by our Board of Directors. As of September 30, 2018 the Company's debt outstanding was $230.2 million and its shareholders' equity was $565.0 million, resulting in a debt-to-equity ratio of 0.4:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the IRS, state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2018, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $230.2 million at September 30, 2018. Interest on borrowing under this facility is based on the greater of 5.0% or one month LIBOR plus 4.0%. Based on the outstanding balance at September 30, 2018, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $2.3 million on an annual basis.

Foreign Currency Exchange Rate Risk

Until the sale of its foreign subsidiaries, effective as of July 1, 2018, the Company held branches in Mexico, where its local businesses utilized the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and were, therefore, impacted by changes in the U.S. dollar to Mexican peso exchange rate until the sale of the Company's foreign subsidiaries. As a result of such sale, the Company is not currently subject to foreign currency exchange rate risk and a change in the U.S. dollar to Mexican peso exchange rate as of September 30, 2018 would not be material to the Company's unaudited consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our CEO and CFO, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

Other than as set forth in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $858.8 million. On March 10, 2015, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s common stock. As of September 30, 2018, the Company has $1.9 million in repurchase capacity remaining under this authorization. Although the repurchase authorization above has no stated expiration date, the Company's stock repurchase program may be suspended or discontinued at any time. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2018:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2018	—	$—	—	$1,906,179
August 1 through August 31, 2018	—	—	—	1,906,179
September 1 through September 30, 2018	—	—	—	1,906,179
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement, effective as of July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth S.A. de C.V., and Astro Assets S.A. de C.V.		8-K	2.1	08-03-18
3.01	Eighth Amended and Restated Bylaws of World Acceptance Corporation (File No. 000-19599)	*
10.01	Twelfth Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 1, 2018		8-K	10.1	06-01-18
10.02+	Offer Letter, dated July 9, 2018, for Luke J. Umstetter	*
10.03+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan		8-K	10.1	10-16-18
10.04+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan		8-K	10.2	10-16-18
10.05+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan		8-K	10.3	10-16-18
10.06+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan		8-K	10.4	10-16-18
10.07+	Form of Stock Option Agreement under the 2011 Plan		8-K	10.5	10-16-18
10.08+	Form of Stock Option Agreement under the 2017 Plan		8-K	10.6	10-16-18
10.09+	Employment Agreement, dated October 15, 2018, by and between R. Chad Prashad and World Acceptance Corporation		8-K	10.7	10-16-18
10.10+	Amendment to Employment Agreement, dated October 15, 2018, by and between John L. Calmes, Jr. and World Acceptance Corporation		8-K	10.8	10-16-18
10.11+	Amendment to Employment Agreement, dated October 15, 2018, by and between D. Clinton Dyer and World Acceptance Corporation		8-K	10.9	10-16-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2018, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018;
	(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2018 and September 30, 2017;
	(iii) Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and September 30, 2017;
	(iv) Consolidated Statements of Shareholder's Equity for the year ended March 31, 2018 and the six months ended September 30, 2018;
	(v) Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and September 30, 2017; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	November 8, 2018

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	November 8, 2018

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 8, 2018