Form 10-Q
period 2018-12-31
WORLD ACCEPTANCE CORP
filed 2019-02-11
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

The number of outstanding shares of the issuer’s no par value common stock as of January 31, 2019 was 9,622,849.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$11,131,795	$12,473,833
Gross loans receivable	1,258,907,905	1,004,233,159
Less:
Unearned interest, insurance and fees	(338,132,479)	(258,991,492)
Allowance for loan losses	(91,305,834)	(66,088,139)
Loans receivable, net	829,469,592	679,153,528
Property and equipment, net	24,436,278	22,785,951
Deferred income taxes, net	23,781,795	20,175,148
Other assets, net	16,974,557	13,244,416
Goodwill	7,034,463	7,034,463
Intangible assets, net	14,684,675	6,644,301
Assets of discontinued operations (Note 2)	—	79,475,397
Total assets	$927,513,155	$840,987,037

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$308,040,000	$244,900,000
Income taxes payable	10,800,106	14,097,419
Accounts payable and accrued expenses	34,604,163	33,503,335
Liabilities of discontinued operations (Note 2)	—	7,378,431
Total liabilities	353,444,269	299,879,185

Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,839,348 and 9,119,443 shares at December 31, 2018 and March 31, 2018, respectively	—	—
Additional paid-in capital	187,258,977	175,887,227
Retained earnings	386,809,909	391,275,705
Accumulated other comprehensive loss	—	(26,055,080)
Total shareholders' equity	574,068,886	541,107,852

Total liabilities and shareholders' equity	$927,513,155	$840,987,037

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Continuing operations
Revenues:
Interest and fee income	$122,998,784	$112,032,713	$344,933,259	$321,717,884
Insurance income, net and other income	14,640,547	13,669,926	42,611,820	39,552,172
Total revenues	137,639,331	125,702,639	387,545,079	361,270,056

Expenses:
Provision for loan losses	48,943,886	40,455,513	119,893,201	100,989,538
General and administrative expenses:
Personnel	47,106,172	36,465,905	128,370,062	115,708,658
Occupancy and equipment	10,363,659	9,793,672	30,781,521	29,036,158
Advertising	8,930,182	7,922,621	18,896,777	17,601,531
Amortization of intangible assets	372,270	271,013	911,218	732,282
Other	10,191,888	10,396,491	30,717,796	30,746,671
Total general and administrative expenses	76,964,171	64,849,702	209,677,374	193,825,300

Interest expense	4,637,154	5,000,504	13,020,154	14,037,950
Total expenses	130,545,211	110,305,719	342,590,729	308,852,788

Income from continuing operations before income taxes	7,094,120	15,396,920	44,954,350	52,417,268

Income taxes	833,958	15,203,517	8,997,456	28,979,799

Income from continuing operations	6,260,162	193,403	35,956,894	23,437,469

Discontinued operations (Note 2)
Income (loss) from discontinued operations before disposal of discontinued operations and income taxes	—	(104,947)	2,341,825	110,343
Gain (loss) on disposal of discontinued operations	—	—	(38,377,623)	—
Income taxes (benefit)	—	(1,591,761)	626,583	(999,436)
Income (loss) from discontinued operations	—	1,486,814	(36,662,381)	1,109,779

Net income (loss)	$6,260,162	$1,680,217	$(705,487)	$24,547,248

Net income per common share from continuing operations:
Basic	$0.69	$0.02	$3.96	$2.68
Diluted	$0.67	$0.02	$3.88	$2.64
Net income (loss) per common share from discontinued operations:

Basic	$—	$0.17	$(4.04)	$0.13
Diluted	$—	$0.17	$(3.95)	$0.12
Net income (loss) per common share:
Basic	$0.69	$0.19	$(0.08)	$2.81
Diluted	$0.67	$0.19	$(0.08)	$2.76
Weighted average common shares outstanding:
Basic	9,108,516	8,787,835	9,078,576	8,729,710
Diluted	9,278,834	8,937,960	9,275,068	8,886,763

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

Net income (loss)	$6,260,162	$1,680,217	$(705,487)	$24,547,248
Foreign currency translation adjustments	—	(4,940,844)	(5,235,838)	(3,282,203)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	31,290,918	—
Comprehensive income (loss)	$6,260,162	$(3,260,627)	$25,349,593	$21,265,045

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at September 30, 2018	9,153,145	$180,680,619	384,310,056	—	564,990,675
Proceeds from exercise of stock options	20,180	1,000,193	—	—	1,000,193
Common stock repurchases	(38,822)	—	(3,760,309)	—	(3,760,309)
Restricted common stock expense under stock option plan, net of cancellations ($1,348,952)	704,845	4,216,816	—	—	4,216,816
Stock option expense	—	1,361,349	—	—	1,361,349
Net income	—	—	6,260,162	—	6,260,162
Balances at December 31, 2018	9,839,348	$187,258,977	386,809,909	—	574,068,886

	Three months ended December 31, 2017
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at September 30, 2017	8,840,040	$155,823,825	360,452,718	(26,124,234)	490,152,309
Proceeds from exercise of stock options	39,891	1,971,294	—	—	1,971,294
Common stock repurchases	—	—	—	—	—
Restricted common stock expense under stock option plan, net of cancellations ($957,699)	(11,535)	(634,498)	—	—	(634,498)
Stock option expense	—	712,286	—	—	712,286
Other comprehensive loss	—	—	—	(4,940,844)	(4,940,844)
Net income	—	—	1,680,217	—	1,680,217
Balances at December 31, 2017	8,868,396	$157,872,907	362,132,935	(31,065,078)	488,940,764

	Nine months ended December 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852
Proceeds from exercise of stock options	45,456	2,815,599	—	—	2,815,599
Common stock repurchases	(38,822)	—	(3,760,309)	—	(3,760,309)
Restricted common stock expense under stock option plan, net of cancellations ($1,348,952)	713,271	6,131,165	—	—	6,131,165
Stock option expense	—	2,424,986	—	—	2,424,986
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net loss	—	—	(705,487)	—	(705,487)
Balances at December 31, 2018	9,839,348	$187,258,977	386,809,909	—	574,068,886

	Nine months ended December 31, 2017
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2017	8,782,949	$144,241,105	344,605,347	(27,782,875)	461,063,577
Proceeds from exercise of stock options	155,710	8,736,340	—	—	8,736,340
Common stock repurchases	(58,728)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($957,699)	(11,535)	655,620	—	—	655,620
Stock option expense	—	1,834,513	—	—	1,834,513
ASU 2016-09 adoption	—	2,405,329	(2,405,329)	—	—
Other comprehensive loss	—	—	—	(3,282,203)	(3,282,203)
Net income	—	—	24,547,248	—	24,547,248
Balances at December 31, 2017	8,868,396	$157,872,907	362,132,935	(31,065,078)	488,940,764

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$(705,487)	$24,547,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	38,377,623	—
Amortization of intangible assets	911,218	732,282
Amortization of debt issuance costs	456,568	656,806
Provision for loan losses	119,893,201	113,570,935
Depreciation	5,015,745	5,471,446
Loss on sale of property and equipment	50,139	223,764
Deferred income tax benefit (expense)	(3,606,647)	2,241,233
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	9,905,103	3,447,832
Change in accounts:
Other assets, net	(3,946,708)	(1,573,172)
Income taxes payable	(3,297,313)	(7,165,088)
Accounts payable and accrued expenses	1,100,829	3,420,224
Net cash provided by operating activities	164,154,271	145,573,510
Cash flows from investing activities:
Increase in loans receivable, net	(239,976,349)	(202,138,017)
Net assets acquired from branch acquisitions, primarily loans	(30,232,918)	(8,829,565)
Increase in intangible assets from acquisitions	(8,951,592)	(1,877,329)
Purchases of property and equipment	(6,973,951)	(6,809,295)
Proceeds from sale of property and equipment	257,740	193,535
Proceeds from sale of Mexico business	37,494,505	—
Net cash used in investing activities	(248,382,565)	(219,460,671)
Cash flow from financing activities:
Borrowings from senior notes payable	246,640,000	236,763,800
Payments on senior notes payable	(183,500,000)	(155,050,000)
Debt issuance costs associated with senior notes payable	(240,000)	(420,000)
Proceeds from exercise of stock options	2,815,599	8,736,340
Payments for taxes related to net share settlement of equity awards	(1,348,952)	(957,699)
Repurchase of common stock	(3,760,309)	(4,614,331)
Net cash provided by financing activities	60,606,338	84,458,110
Effects of foreign currency fluctuations on cash and cash equivalents	2,667,447	(799,995)
Net change in cash and cash equivalents	(20,954,509)	9,770,954
Cash and cash equivalents at beginning of period from continuing operations	12,473,833	11,581,936
Cash and cash equivalents at beginning of period from discontinued operations	19,612,471	3,618,474
Cash and cash equivalents at end of period	$11,131,795	$24,971,364
Cash and cash equivalents at end of period from continuing operations	11,131,795	12,440,318
Cash and cash equivalents at end of period from discontinued operations	—	12,531,046

Supplemental Disclosures:
Interest paid during the period	$11,865,748	$12,609,023
Income taxes paid during the period	$16,976,977	$35,181,118

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2018, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2018, and the results of operations and cash flows for the periods ended December 31, 2018 and 2017, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – DISCONTINUED OPERATIONS

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. The Company has provided, and may continue to provide, limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date.

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

The following table reconciles the major classes of line items constituting pre-tax income (loss) of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

Revenues	—	11,231,128	9,693,367	35,578,665
Provision for loan losses	—	3,299,392	1,809,059	12,581,397
General and administrative expenses	—	8,036,683	5,542,483	22,886,925
Income from discontinued operations before disposal of discontinued operations and income taxes	—	(104,947)	2,341,825	110,343
Gain (loss) on disposal of discontinued operations	—	—	(38,377,623)	—
Income taxes (benefit)	—	(1,591,761)	626,583	(999,436)
Income (loss) from discontinued operations	—	1,486,814	(36,662,381)	1,109,779

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Nine months ended December 31,
	2018	2017

Cash provided by operating activities:	$3,553,854	$15,224,142
Cash provided by (used in) investing activities:	1,138,084	(5,511,573)
Cash provided by (used in) financing activities:	$(17,126,000)	$—

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

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are summarized below.

		December 31, 2018		March 31, 2018
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$11,131,795	11,131,795	$12,473,833	12,473,833
Loans receivable, net	3	829,469,592	829,469,592	679,153,528	679,153,528

LIABILITIES
Senior notes payable	3	308,040,000	308,040,000	244,900,000	244,900,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2018 or March 31, 2018.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	December 31, 2018	March 31, 2018	December 31, 2017

Small loans	$857,945,959	$670,189,211	$774,416,024
Large loans	400,961,429	334,041,731	352,999,300
Sales finance loans(1)	517	2,217	4,057
Total gross loans	$1,258,907,905	$1,004,233,159	$1,127,419,381

(1)
The Company decided to wind down the World Class Buying Club program during the third quarter of fiscal 2015. As of March 31, 2015, the Company is no longer financing the purchase of products through the program; however, the Company will continue to service the outstanding retail installment sales contracts.

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

Balance at beginning of period	$79,310,375	71,172,677	$66,088,139	$60,644,365
Provision for loan losses	48,943,886	40,455,513	119,893,201	100,989,538
Loan losses	(40,001,055)	(33,550,642)	(105,014,401)	(91,047,277)
Recoveries	3,052,628	3,242,943	10,338,895	10,733,865
Balance at end of period	$91,305,834	$81,320,491	$91,305,834	$81,320,491

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,714,475	—	4,714,475
Gross loans contractually delinquent	62,834,979	—	62,834,979
Loans not contractually delinquent and not in bankruptcy	—	1,191,358,451	1,191,358,451
Gross loan balance	67,549,454	1,191,358,451	1,258,907,905
Unearned interest and fees	(14,930,704)	(323,201,775)	(338,132,479)
Net loans	52,618,750	868,156,676	920,775,426
Allowance for loan losses	(48,104,640)	(43,201,194)	(91,305,834)
Loans, net of allowance for loan losses	$4,514,110	824,955,482	829,469,592

March 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,627,599	—	4,627,599
Gross loans contractually delinquent	50,019,567	—	50,019,567
Loans not contractually delinquent and not in bankruptcy	—	949,585,993	949,585,993
Gross loan balance	54,647,166	949,585,993	1,004,233,159
Unearned interest and fees	(11,433,666)	(247,557,826)	(258,991,492)
Net loans	43,213,500	702,028,167	745,241,667
Allowance for loan losses	(38,782,574)	(27,305,565)	(66,088,139)
Loans, net of allowance for loan losses	$4,430,926	674,722,602	679,153,528

December 31, 2017	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,507,307	—	4,507,307
Gross loans contractually delinquent	57,019,347	—	57,019,347
Loans not contractually delinquent and not in bankruptcy	—	1,065,892,727	1,065,892,727
Gross loan balance	61,526,654	1,065,892,727	1,127,419,381
Unearned interest and fees	(13,118,190)	(287,078,221)	(300,196,411)
Net loans	48,408,464	778,814,506	827,222,970
Allowance for loan losses	(44,092,718)	(37,227,773)	(81,320,491)
Loans, net of allowance for loan losses	$4,315,746	741,586,733	745,902,479

The average net balance of impaired loans was $46.3 million and $42.1 million, respectively, for the nine month periods ended December 31, 2018, and 2017. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	December 31, 2018	March 31, 2018	December 31, 2017
Credit risk
Consumer loans- non-bankrupt accounts	$1,252,645,902	$998,299,051	$1,121,591,353
Consumer loans- bankrupt accounts	6,262,003	5,934,108	5,828,028
Total gross loans	$1,258,907,905	$1,004,233,159	$1,127,419,381

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,164,459,600	$929,400,862	1,044,690,133
Contractual non-performing, 61 or more days delinquent (1)	94,448,305	74,832,297	82,729,248
Total gross loans	$1,258,907,905	$1,004,233,159	$1,127,419,381

Credit risk profile based on customer type
New borrower	$175,727,060	$104,762,628	$126,446,949
Former borrower	144,840,392	104,281,551	131,195,579
Refinance	917,868,854	778,115,097	850,626,372
Delinquent refinance	20,471,599	17,073,883	19,150,481
Total gross loans	$1,258,907,905	$1,004,233,159	$1,127,419,381

(1)	Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	December 31, 2018	March 31, 2018	December 31, 2017
Contractual basis:
30-60 days past due	$49,655,289	32,959,151	39,955,532
61-90 days past due	31,613,326	24,812,730	25,709,901
91 days or more past due	62,834,979	50,019,567	57,019,347
Total	$144,103,594	107,791,448	122,684,780

Percentage of period-end gross loans receivable	11.4%	10.7%	10.9%

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding (denominator)	9,108,516	8,787,835	9,078,576	8,729,710

Diluted:
Weighted average common shares outstanding	9,108,516	8,787,835	9,078,576	8,729,710
Dilutive potential common shares securities	170,318	150,125	196,492	157,053
Weighted average diluted shares outstanding (denominator)	9,278,834	8,937,960	9,275,068	8,886,763

Options to purchase 701,484 and 338,489 shares of common stock at various prices were outstanding during the three months ended December 31, 2018 and 2017 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

Options to purchase 552,337 and 392,609 shares of common stock at various prices were outstanding during the nine months ended December 31, 2018 and 2017 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,950,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2018, there were a total of 246,296 shares of common stock available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a new long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders' by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

Pursuant to this program, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the World Acceptance Corporation 2011 Stock Option Plan and the World Acceptance Corporation 2017 Stock Incentive Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain of the Company's non-employee directors.

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares shall vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period and subject to each respective employee’s continued employment at the Company through the last day of the applicable Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2018 and 2017 was $53.13 and $39.63, respectively.

The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2018 and 2017 was $53.12 and $39.33, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Nine months ended December 31,
	2018	2017

Dividend Yield	—%	—%
Expected Volatility	48.95%	52.97%
Average risk-free rate	3.06%	1.97%
Expected Life	6.7 years	5.0 years

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

Option activity for the nine months ended December 31, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	497,728	$70.69
Granted during period	294,630	100.79
Exercised during period	(45,456)	61.94
Forfeited during period	(6,845)	72.64
Expired during period	(3,052)	33.91
Options outstanding, end of period	737,005	$83.38	7.0 years	$13,941,136
Options exercisable, end of period	361,283	$71.25	4.7 years	$11,217,190

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2018. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017

Three months ended	$1,159,858	$1,334,062
Nine months ended	$2,251,405	$4,010,659

As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $15.5 million, which is expected to be recognized over a weighted-average period of approximately 5.3 years.

Restricted Stock

During the nine months ended December 31, 2018, the Company granted 725,420 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors, with a grant date weighted average fair value of $100.99 per share.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $5.6 million and $0.3 million for the three months ended December 31, 2018 and 2017, respectively, and recognized compensation expense of $7.5 million and $1.6 million for the nine months ended December 31, 2018 and 2017, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2018, there was approximately $69.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 4.8 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2018, and changes during the nine months ended December 31, 2018, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2018	73,810	$65.74
Granted during the period	725,420	100.99
Vested during the period	(39,392)	55.51
Forfeited during the period	—	—
Outstanding at December 31, 2018	759,838	$99.93

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and nine-month periods ended December 31, 2018 and 2017 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,361,349	712,286	$2,424,986	$1,834,513
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	5,565,768	323,201	7,480,117	1,613,319
Total stock-based compensation related to equity classified awards	$6,927,117	1,035,487	$9,905,103	$3,447,832

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2018 and 2017.

	Nine months ended December 31,
	2018	2017
Acquisitions:
Number of branches acquired through business combinations	14	3
Number of loan portfolios acquired through asset purchases	83	25
Total acquisitions	97	28

Purchase price	$39,184,508	$10,706,894

Tangible assets:
Loans receivable, net	30,232,918	8,826,565
Property and equipment	—	3,000
Total tangible assets	30,232,918	8,829,565

Excess of purchase prices over carrying value of net tangible assets	$8,951,590	$1,877,329

Customer lists	8,456,590	770,086
Non-compete agreements	495,000	140,000
Goodwill	—	967,243
Total intangible assets	$8,951,590	$1,877,329

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

The following table describes the Company's business combination activity for the nine months ended December 31, 2018.

No.	Acquiree Name	Acquiree State(s)	Date
1	Customer Credit Corporation (1 branch)	LA	8/13/2018
2	Your Credit, Inc. (1 branch)	WI	8/24/2018
3	Noble Finance Corporation (1 branch)	ID	9/28/2018
4	Noble Finance Corporation (1 branch)	MO	10/15/2018
5	Gentry Credit Corporation (1 branch)	UT	10/26/2018
6	Gentry Finance Corporation (6 branches)	UT	10/26/2018
7	Noble Finance Corporation (2 branches)	UT	10/26/2018
8	Noble Finance Corporation (1 branch)	TX	11/26/2018

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

NOTE 9 – DEBT

At December 31, 2018, the Company's notes payable consisted of a $480.0 million senior revolving credit facility with borrowings of $308.0 million outstanding and a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2018. The letter of credit expires on December 31, 2019; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. For the nine months ended December 31, 2018 and fiscal year ended March 31, 2018, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.8% and 6.0%, respectively, and the unused amount available under the revolver at December 31, 2018 was $171.7 million. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Borrowings under the revolving credit facility mature on June 15, 2020.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

The revolving credit agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, certain judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or other laws has occurred, as described in Note 11, such violation may give rise to an event of default under the revolving credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants.

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

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective on January 1, 2018. When a federal tax rate change occurs during a fiscal year, the Internal Revenue Code requires taxpayers to compute a weighted daily average rate for the fiscal year of enactment. As a result, the Company calculated a U.S. federal statutory corporate income tax rate of 31.55% for the fiscal year ending March 31, 2018. The U.S. corporate federal statutory rate of 31.55% is the weighted daily average rate between the pre-enactment federal statutory rate of 35% and post-enactment federal statutory rate of 21%.

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent items which are recognized as discrete items in the Company’s income tax expense in the interim period in which the event occurs. The Company recorded a $10.5 million net impact of revaluing the U.S. deferred tax assets and liabilities in the third quarter of fiscal 2018. The Company also recorded additional tax expense of $4.9 million related to the Transition Tax during the fourth quarter of fiscal 2018.

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

As of December 31, 2018 and March 31, 2018, the Company had $6.6 million and $8.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.3 million and $6.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2018, approximately $1.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2018, the Company had approximately $1.8 million accrued for gross interest, of which $0.5 million was accrued during the nine months ended December 31, 2018.

The Company is subject to U.S. income taxes, as well as various other state and local jurisdictions.  With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015, although carryforward attributes that were generated prior to 2015 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate for continuing operations decreased to 11.8% for the quarter ended December 31, 2018 compared to 98.7% for the prior year quarter. The decrease is primarily due to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the prior year quarter, the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019, and the lapse of the statute of limitations on several items resulting in the Company releasing $1.6 million of reserves during the current year quarter.

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

Further, under the terms of the stock purchase agreement, we are obligated to indemnify the purchasers for claims and liabilities relating to certain investigations of our former Mexico operating segment, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

General

In addition, from time to time the Company is involved in litigation matters relating to claims arising out of its operations in the normal course of business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," and any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Therefore, you should not rely on any of these forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the TCJA that was enacted on December 22, 2017; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the recent sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part II, Item 1A "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated (unaudited). As a result of the sale of our Mexico subsidiaries, the below statistics describe our U.S. operating segment only:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross loans receivable	$1,258,908	$1,127,419	$1,258,908	$1,127,419
Average gross loans receivable (1)	1,183,223	1,066,785	1,105,090	1,011,637
Net loans receivable (2)	920,776	827,223	920,776	827,223
Average net loans receivable (3)	867,320	784,743	812,891	747,039

Expenses as a percentage of total revenue:
Provision for loan losses	35.6%	32.2%	30.9%	28.0%
General and administrative	55.9%	51.6%	54.1%	53.7%
Interest expense	3.4%	4.0%	3.4%	3.9%
Operating income as a % of total revenue (4)	8.5%	16.2%	15.0%	18.4%

Loan volume	780,896	735,372	2,100,408	1,958,234

Net charge-offs as percent of average net loans receivable	17.0%	15.4%	15.5%	14.3%

Return on average assets (trailing 12 months)	7.4%	6.9%	7.4%	6.9%

Return on average equity (trailing 12 months)	11.7%	12.2%	11.7%	12.2%

Branches opened or acquired (merged or closed), net	15	5	27	5

Branches open (at period end)	1,204	1,174	1,204	1,174

(1)	Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period.

(2)	Net loans receivable is defined as gross loans receivable less unearned interest and deferred fees.

(3)	Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period.

(4)	Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended December 31, 2018 versus three months ended December 31, 2017

Gross loans outstanding in the U.S. increased to $1.26 billion as of December 31, 2018, an 11.7% increase from the $1.13 billion of gross loans outstanding as of December 31, 2017. Our unique borrowers in the U.S. increased by 80,074 or 9.6%, during the third quarter of fiscal 2019. This is compared to an increase of 39,725, or 5.0%, during the third quarter of fiscal 2018.

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods. Net income from continuing operations for the third quarter of fiscal 2019 increased to $6.3 million from the $0.2 million reported for the same quarter of the prior year. Net income for the third quarter of fiscal 2019 increased to $6.3 million from the $1.7 million reported for the same quarter of the prior year. The increases in net income from continuing operations and net income were primarily due to the $10.5 million write-down of our deferred tax asset related to the TCJA in the prior year quarter. Operating income (revenue less provision for loan losses and G&A expenses) from continuing operations decreased by $8.7 million, or 42.5%. The decrease was primarily due to the increase in provision for loan losses and personnel expenses.

Revenues from continuing operations increased by $11.9 million, or 9.5%, to $137.6 million during the quarter ended December 31, 2018 from $125.7 million for the corresponding quarter of the previous year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,143 branches open throughout both quarterly periods increased by 8.0%.

Interest and fee income from continuing operations for the quarter ended December 31, 2018 increased by $11.0 million, or 9.8%, from the corresponding quarter of the previous year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at December 31, 2018 increased 11.3% over the balance at December 31, 2017. Average net loans outstanding increased 10.5% for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017. We have seen a slight reduction in the overall yield on our portfolio. This is largely due to refinancing a significant portion of our loans with performing customers into larger balance loans with lower rates. We have also reduced our interest rates in certain markets in an effort to increase demand.

Insurance commissions and other income from continuing operations for the quarter ended December 31, 2018 increased by $1.0 million, or 7.1%, from the corresponding quarter of the previous year. Insurance commissions increased by approximately $970.8 thousand, or 9.0%, during the three months ended December 31, 2018 when compared to the three months ended December 31, 2017.

Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 6.0% at December 31, 2018, compared to 5.7% at December 31, 2017. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 7.5% at December 31, 2018 compared to 7.3% at December 31, 2017. The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 9.9% at December 31, 2018 compared to 9.8% at December 31, 2017.

The provision for loan losses for continuing operations for the quarter ended December 31, 2018 increased by $8.5 million, or 21.0%, from the corresponding quarter of the previous year. The increase is primarily due to an increase of $6.6 million in net charge-offs from continuing operations. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 15.4% in the quarter ended December 31, 2017 to 17.0% in the quarter ended December 31, 2018. The portion of the provision driven by total loans outstanding at December 31, 2018 increased by $1.2 million over the balance at December 31, 2017 due to faster growth in outstanding loans from continuing operations during the third quarter of fiscal 2019. There was a $630.0 thousand increase in the US provision due to an increase during the quarter in US accounts 90 days past due when comparing the third quarter of fiscal 2019 to the third quarter of fiscal 2018.

G&A expenses from continuing operations for the quarter ended December 31, 2018 increased by $12.1 million, or 18.7%, from the corresponding quarter of the previous year. As a percentage of revenues, G&A expenses increased from 51.6% during the third quarter of fiscal 2018 to 55.9% during the third quarter of fiscal 2019. G&A expenses per average open branch increased by 15.9% when comparing the two fiscal quarters. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $47.1 million for the quarter ended December 31, 2018, a $10.6 million, or 29.2%, increase over the quarter ended December 31, 2017. The increase was primarily due to the additional share based compensation associated with the long-term incentive program and director equity awards of $6.2 million as well as $3.8 million related to a 6.8% increase in average full time equivalent employees quarter over quarter.

Occupancy and equipment expense totaled $10.4 million for the quarter ended December 31, 2018, a $0.6 million, or 5.8%, increase over the quarter ended December 31, 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has opened throughout the period. For the quarter ended December 31, 2018, the average expense per branch increased slightly to $8.6 thousand, up from $8.4 thousand for the quarter ended December 31, 2017.

Advertising expense totaled $8.9 million for the quarter ended December 31, 2018, a $1.0 million, or 12.7%, increase over the quarter ended December 31, 2017.

Amortization of intangible assets totaled $0.4 million for the quarter ended December 31, 2018, $101.3 thousand, or 37.4% increase over the quarter ended December 31, 2017, which is due to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $10.2 million for the quarter ended December 31, 2018, a $0.2 million, or 2.0%, decrease over the quarter ended December 31, 2017.

Interest expense for the quarter ended December 31, 2018 decreased by $0.4 million, or 7.3%, from the corresponding quarter of the previous year. The decrease in interest expense was due to a 22.7% decrease in the average debt outstanding, from $337.5 million to $260.8 million. The Company’s debt to equity ratio decreased from 0.8:1 at December 31, 2017 to 0.5:1 at December 31, 2018.

Other key return ratios for the third quarter of fiscal 2019 included a 7.4% return on average assets and a return on average equity of 11.7% (both on a trailing 12-month basis), as compared to a 6.9% return on average assets and a return on average equity of 12.2% for the third quarter of fiscal 2018.

The Company’s effective income tax rate for continuing operations decreased to 11.8% for the quarter ended December 31, 2018 compared to 98.7% for the prior year quarter. The decrease is primarily due to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the prior year quarter, the reduction in the federal statutory tax rate that was fully integrated during the first quarter of fiscal 2019, and the lapse of the statute of limitations on several items resulting in the Company releasing $1.6 million of reserves during the current year quarter.

Comparison of nine months ended December 31, 2018 versus nine months ended December 31, 2017

Gross loans outstanding in the U.S. increased to $1.26 billion as of December 31, 2018, a 11.7% increase from the $1.13 billion of gross loans outstanding as of December 31, 2017. Our unique borrowers in the U.S. increased by 139,105 or 17.8% during the nine months ended December 31, 2018. This is compared to an increase of 101,771 or 13.8% during the nine months ended December 31, 2017.

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods. We recognized a $39.0 million impairment loss related to the disposal of our Mexico operations in the first quarter of fiscal 2019, which was subsequently reduced by approximately $600.0 thousand in the second quarter of fiscal 2019. In accordance with GAAP, our testing for, and subsequent recognition of, the impairment was triggered by the change in classification of our Mexico operations from continuing operations to held for sale in the first quarter of fiscal 2019. Of the total initial impairment loss, $31.3 million was directly attributable to the cumulative translation loss on the investment stemming from the devaluation of the Mexican Peso relative to the U.S. Dollar since the date of our investment. In terms of our impairment analysis, the cumulative translation loss effectively increased our investment in our Mexico operations from $51.6 million to $82.9 million, which ultimately resulted in the total initial impairment of $39.0 million to reflect an estimated fair value of $43.9 million. Due to the impairment, net income for the nine months ended December 31, 2018 decreased $25.2 million to a $.7 million loss compared to the $24.5 million of net income reported for the nine months ended December 31, 2017.

Net income from continuing operations for the nine months ended December 31, 2018 increased to $36.0 million, a 53.4% increase from the $23.4 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $8.5 million, or 12.8%.

Revenues from continuing operations increased by $26.3 million, or 7.3%, to $387.5 million during the nine months ended December 31, 2018 from $361.3 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,143 branches open throughout both nine-month periods increased by 6.9%.

Interest and fee income from continuing operations for the nine months ended December 31, 2018 increased by $23.2 million, or 7.2%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at December 31, 2018 increased by 11.3% over the balance at December 31, 2017. Average net loans outstanding increased by 8.8% for the nine months ended December 31, 2018 compared to the nine-month period ended December 31, 2017. We have seen a slight reduction in the overall yield on our portfolio. This is largely due to refinancing a significant portion of our loans with performing customers into larger balance loans with lower rates. We have also reduced our interest rates in certain markets in an effort to increase demand.

Insurance commissions and other income from continuing operations for the nine months ended December 31, 2018 increased by $3.1 million, or 7.7%, from the same period of the prior year. Insurance commissions increased by approximately $2.3 million, or 7.3%, during the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017. Other income increased by approximately $760.0 thousand primarily due to $370.0 thousand from the preparation of tax returns and $860.0 thousand due to increased customer demand for the Company's motor club product, partially offset by minor reductions in the Company's various other revenue generating activities.

Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 6.0% at December 31, 2018, compared to 5.7% at December 31, 2017. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 7.5% December 31, 2018 compared to 7.3% at December 31, 2017. The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 9.9% at December 31, 2018 compared to 9.8% at December 31, 2017.

The provision for loan losses for continuing operations for the nine months ended December 31, 2018 increased by $18.9 million, or 18.7%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $14.4 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 14.3% in the nine months ended December 31, 2017 to 15.5% in the nine months ended December 31, 2018. The portion of the provision driven by total loans outstanding at December 31, 2018 increased by $3.0 million over the balance at December 31, 2017 due to faster growth in outstanding loans from continuing operations during the nine-month period ended December 31, 2018. Management also increased the allowance $1.95 million in the second quarter of fiscal 2019 as a result of higher front end delinquencies.

G&A expenses from continuing operations for the nine months ended December 31, 2018 increased by $15.9 million, or 8.2%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 53.7% during the first nine months of fiscal 2018 to 54.1% during the first nine months of fiscal 2019. G&A expenses per average open branch increased by 6.5% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $128.4 million for the nine months ended December 31, 2018, a $12.7 million, or 10.9%, increase over the nine months ended December 31, 2017. The increase was due to the additional share based compensation associated with the long-term incentive program and director equity awards.

Occupancy and equipment expense totaled $30.8 million for the nine months ended December 31, 2018, a $1.7 million, or 6.0%, increase over the nine months ended December 31, 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2018, the average expense per branch increased slightly to $25.9 thousand, up from $24.8 thousand for the nine months ended December 31, 2017.

Advertising expense totaled $18.9 million for the nine months ended December 31, 2018, a $1.3 million, or 7.4%, increase over the nine months ended December 31, 2017.

Amortization of intangible assets totaled $0.9 million for the nine months ended December 31, 2018, a $0.2 million, or 24.4%, increase over the nine months ended December 31, 2017, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions over the last twelve months.

Other expense totaled $30.7 million for the nine months ended December 31, 2018, a $28.9 thousand, or 0.1%, decrease over the nine months ended December 31, 2017.

Interest expense for the nine months ended December 31, 2018 decreased by $1.0 million, or 7.3%, from the corresponding nine months of the previous year. The decrease in interest expense was due to a 21.1% decrease in the average debt outstanding, from $315.2 million to $248.5 million. The Company disbursed $17.1 million in cash from its discontinued operations to its continuing operations during the nine months ended December 31, 2018 and used this cash to pay down outstanding debt. The Company’s debt to equity ratio decreased from 0.8:1 at December 31, 2017 to 0.5:1 at December 31, 2018.

Other key return ratios for the first nine months of fiscal 2019 included a 7.4% return on average assets and a return on average equity of 11.7% (both on a trailing 12-month basis), as compared to a 6.9% return on average assets and a return on average equity of 12.2% for the first nine months of fiscal 2018.

The Company’s effective income tax rate for continuing operations decreased to 20.0% for the nine months ended December 31, 2018 compared to 55.3% for the corresponding period of the previous year. The decrease is primarily due to the $10.5 million charge to tax expense related to the revaluing of the deferred tax asset recorded as a discrete item in the prior year quarter, the federal statutory tax rate that was fully integrated during the first nine months of fiscal 2019, and the lapse of the statute of limitations on several items resulting in the Company releasing $1.6 million of reserves during the current year quarter.

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

Further, under the terms of the Stock Purchase Agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of our former Mexico operating segment, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

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

The Company continues to believe that repurchases of common stock are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, the Company's amended credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017.

Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per branch during fiscal 2018. New branches have also required from $100,000 to $400,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2018, the Company opened 21 new branches, acquired 14 branches and merged 8 branches into existing branches.

The Company acquired 14 branches through business combinations during the first nine months of fiscal 2019. The Company may acquire new branches or receivables from its competitors or acquire branches in communities not currently served by the Company if attractive opportunities arise as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $300.0 thousand letter of credit subfacility. At December 31, 2018, the aggregate commitments under the credit facility were $480.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk. The maturity date under the revolving credit agreement is June 15, 2020.

On December 14, 2018, the Company amended its revolving credit agreement to, among other things: (i) amend the accordion feature to permit a maximum of aggregate commitments of $600,000,000 (increased from $500,000,000), provided that certain conditions are met; (ii) modify the per annum interest rate on borrowings under the revolving credit agreement from 4.0% to an initial fixed rate of 4.0% until delivery of the Company’s monthly reports for the month ending December 31, 2018, after which the interest rate will be equal to one-month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics referenced in the agreement, which will be determined and adjusted on a monthly basis; (iii) add new definitions for certain EBITDA related metrics, which will be used to determine the applicable margin on a monthly basis; (iv) provide that if any change in GAAP results in a change in the calculation of a pricing grid, the parties will negotiate in good faith to amend the pricing grid; and (v) require consolidated balance sheets and consolidated statements of income and retained earnings for the Company and certain of its subsidiaries to be provided to the administrative agent on a monthly basis.

Prior to the December 2018 amendment, funds borrowed under the revolving credit facility accrued interest at the LIBOR rate plus 4.0% per annum. The revolving credit agreement continues to impose a minimum rate of 4.0% per annum.  During the nine months ended December 31, 2018, the effective interest rate, including the commitment fee and amortization of debt issuance costs, on borrowings under the revolving credit facility was 6.8%.  The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On December 31, 2018, $308.0 million was outstanding under this facility, and there was $171.7 million of unused borrowing availability under the borrowing base limitations.

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

In addition, the agreement establishes a maximum specified level for the collateral performance indicator. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at December 31, 2018 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, certain judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in "—Regulatory Matters—Mexico Investigation" and in Part I, Item 3, "Legal Proceedings—Mexico Investigation" in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants.

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

Share Repurchase Program

On December 16, 2018, the Board of Directors authorized the Company to repurchase up to $75.0 million of the Company’s common stock, inclusive of the amount that remains available for repurchases under the prior repurchase authorization of $25.0 million announced on March 11, 2015. The stock repurchases made pursuant to this authorization will be effected from time to time pursuant to a Rule 10b5-1 plan. As of December 31, 2018, the Company has $73.1 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe that common stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ended March 31, 2017. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2018, the Company's debt outstanding was $308.0 million and its shareholders' equity was $574.1 million, resulting in a debt-to-equity ratio of 0.5:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material, adverse effect on its financial condition. Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base. We anticipate that such a change in customer preference would result in an increase in total loans receivable and an increase in absolute revenue to be generated from that larger amount of loans receivable. That increase in absolute revenue should offset any increase in operating costs. In addition, because the Company’s loans have a relatively short contractual term, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2018, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $308.0 million at December 31, 2018. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at December 31, 2018, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $3.1 million on an annual basis.

Foreign Currency Exchange Rate Risk

Until the sale of its foreign subsidiaries, effective as of July 1, 2018, the Company held branches in Mexico, where its local businesses utilized the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and were, therefore, impacted by changes in the U.S. dollar to Mexican peso exchange rate until the sale of the Company's foreign subsidiaries. As a result of such sale, the Company is not currently subject to foreign currency exchange rate risk and a change in the U.S. dollar to Mexican peso exchange rate as of December 31, 2018 would not be material to the Company's unaudited consolidated financial statements.

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

Since 1996, the Company has repurchased approximately 18.2 million shares for an aggregate purchase price of approximately $862.6 million. On December 17, 2018, the Company announced the Board of Directors had authorized a program to repurchase up to $75.0 million of the Company’s common stock, inclusive of the amount that remains available for repurchases under the prior repurchase authorization of $25.0 million announced on March 11, 2015. As of December 31, 2018, the Company has $73.1 million in repurchase capacity remaining under this authorization. The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2018:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2018	—	$—	—	$1,906,179
November 1 through November 30, 2018	—	—	—	1,906,179
December 1 through December 31, 2018	38,822	96.83	38,822	73,147,034
Total for the quarter	38,822	$96.83	38,822

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement, effective as of July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth S.A. de C.V., and Astro Assets S.A. de C.V.		8-K	2.1	08-03-18
3.01	Eighth Amended and Restated Bylaws of World Acceptance Corporation (File No. 000-19599)		10-K	3.01	11-08-18
10.01	Twelfth Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 1, 2018		8-K	10.1	06-01-18
10.02+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan		8-K	10.1	10-16-18
10.03+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan		8-K	10.2	10-16-18
10.04+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan		8-K	10.3	10-16-18
10.05+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan		8-K	10.4	10-16-18
10.06+	Form of Stock Option Agreement under the 2011 Plan		8-K	10.5	10-16-18
10.07+	Form of Stock Option Agreement under the 2017 Plan		8-K	10.6	10-16-18
10.08+	Employment Agreement, dated October 15, 2018, by and between R. Chad Prashad and World Acceptance Corporation		8-K	10.7	10-16-18
10.09+	Amendment to Employment Agreement, dated October 15, 2018, by and between John L. Calmes, Jr. and World Acceptance Corporation		8-K	10.8	10-16-18
10.10+	Amendment to Employment Agreement, dated October 15, 2018, by and between D. Clinton Dyer and World Acceptance Corporation		8-K	10.9	10-16-18
10.11+	Offer Letter, dated July 9, 2018, for Luke J. Umstetter		10-K	10.02	11-08-18
10.12	Thirteenth Amendment to Amended and Restated Revolving Credit Agreement, dated as of December 14, 2018		8-K	10.1	12-14-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2018, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018;
	(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and December 31, 2017;
	(iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and December 31, 2017;
	(iv) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2018 and December 31, 2017;
	(v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and December 31, 2017; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	February 11, 2019

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	February 11, 2019

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 11, 2019