Form 10-K
period 2019-03-31
WORLD ACCEPTANCE CORP
filed 2019-05-24
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number: 000-19599

WORLD ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	570425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Frederick Street
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 298-9800
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	WRLD	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
 No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 28, 2018, computed by reference to the closing sale price on such date, was $718,520,449. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 17, 2019, 9,308,872 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2019 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation, and amortization
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures

Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Performance Share Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures

Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Restricted Stock	Service-based restricted stock awards
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Sellers	Collectively, World Acceptance Corporation, WFC Services Inc., and WAC Mexico Holdings LLC
Service Options	Service-based stock options
SWAC	Servicios World Acceptance Corporation de México, S. de R.L. de C.V, a former subsidiary of World Acceptance Corporation
TCJA	Tax Cuts and Jobs Act
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2019.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2020” are to the Company’s fiscal year ending March 31, 2020; all references in this report to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; all references to “fiscal 2018” are to the Company’s fiscal year ended March 31, 2018; all references to “fiscal 2017” are to the Company’s fiscal year ended March 31, 2017; all references to "fiscal 2016" are to the Company's fiscal year ended March 31, 2016; and all references to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015.

PART I.

Item 1.	Description of Business

General.  The Company was incorporated under the laws of South Carolina on February 22, 1973 and is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers standardized installment loans generally between $300 and $4,000, with the average loan being $1,482. The Company operates 1,193 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2019. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

The small-loan consumer finance industry is a highly fragmented segment of the consumer lending industry. Small-loan consumer finance companies generally make loans to individuals of less than $2,000 with maturities of less than 18 months. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or, when appropriate to meet the borrower’s needs, the refinancing of loans. By contrast, commercial banks, credit unions and other consumer finance businesses typically make loans of more than $5,000 with maturities of greater than one year. Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies. As a result of their higher credit standards and specific collateral requirements, commercial banks, savings and loans and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies.  Small-loan consumer finance companies generally charge higher interest rates and fees to compensate for the greater risk of delinquencies and charge-offs and increased loan administration and collection costs.

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
Small-loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state statutes, ordinances, and regulations. Consumer loan offices are licensed under state laws which, in many states, establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges. In addition, state laws govern other aspects of the operation of small-loan consumer finance companies. Periodically, constituencies within states seek to enact stricter regulations that would affect our business. Furthermore, the industry is subject to numerous federal laws and regulations that affect lending operations. These federal laws require companies to provide complete disclosure of the principal terms of each loan to the borrower in accordance with specified standards prior to the consummation of the loan transaction. Federal laws also prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair, deceptive, or abusive credit practices.

Expansion.  During fiscal 2019, the Company opened 25 new branches, purchased 17 branches, and merged or consolidated 26 branches into existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2020, the Company currently plans to open or acquire approximately 50 new branches by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

The Company's expansion is also dependent upon its ability to identify attractive locations for new branches and to hire suitable personnel to staff, manage, and supervise new branches. In evaluating a particular community, the Company examines several factors, including the demographic profile of the community, the existence of an established small-loan consumer finance market and the availability of suitable personnel.

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Alabama	65	65	65	69	68	68	64	62	51	44
Georgia	124	123	125	114	113	110	108	105	103	101
Idaho (1)	19	20	21	17	8	—	—	—	—	—
Illinois	77	82	80	82	82	82	81	75	68	64
Indiana (2)	35	32	29	25	22	17	8	—	—	—
Kentucky	78	78	77	79	79	76	71	70	66	61
Louisiana	47	47	47	48	49	48	47	44	40	38
Mississippi (3)	27	25	20	20	12	5	—	—	—	—
Missouri	77	76	75	77	78	76	76	72	66	62
New Mexico	37	38	39	42	44	44	44	44	44	39
Oklahoma	69	71	74	82	83	83	82	82	82	82
South Carolina	95	97	92	96	99	101	98	97	97	95
Tennessee	107	105	104	106	107	105	105	105	103	95
Texas	298	291	291	300	300	297	279	262	247	229
Utah (4)	9	—	—	—	—	—	—	—	—	—
Wisconsin (5)	29	27	30	29	28	26	21	14	5	—
Total	1,193	1,177	1,169	1,186	1,172	1,138	1,084	1,032	972	910
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Utah in October 2018.
(5) The Company commenced operations in Wisconsin in December 2010.

Mexico Exit. On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety. The Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. The Company has provided, and may continue to provide, limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date. The Company and its subsidiaries no longer operate in Mexico. Information about the Mexico operating segment is presented as discontinued operations in this annual report on Form 10-K.

Loan and Other Products.  In each state in which we operate, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity. Consumer installment loans are our principal product and interest and fee income from such loans accounted for 86.2%, 86.7%, and 87.2% of our total revenues in fiscal years 2019, 2018, and 2017, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 36 months and are pre-payable at any time without penalty. In addition, we offer income tax preparation and filing services as well as interest and fee-free tax advance loans.

The following table sets forth information about our loan products for fiscal 2019:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$100	$2,500	4	25
Large loans	$2,500	$15,970	12	48
_______________________________________________________
(1) Gross loan net of finance charges

Specific allowable interest, fees, and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2019, the annual percentage rates on loans we offer for small and large loans, including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 25% to 199%, depending on the loan size, maturity, and the state in which the loan was made.

As of March 31, 2019, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	Amount	Percentage of total gross loans receivable
25%	36%	$304,804,497	27.0%
37%	50%	270,011,107	23.9%
51%	60%	153,059,158	13.6%
61%	70%	52,843,422	4.7%
71%	80%	53,692,048	4.8%
81%	90%	41,320,835	3.7%
91%	100%	156,079,166	13.8%
101%	120%	84,447,448	7.5%
121%	150%	10,650,432	0.9%
151%	199%	1,049,270	0.1%
		$1,127,957,383	100%

The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. Credit accident and health insurance provides for repayment of loan installments to the lender that come due during the insured's period of income interruption resulting from disability from illness or injury. Credit property and auto insurance insures payment of the borrower's credit obligation to the lender in the event that the personal property pledged as security by the borrower is damaged or destroyed by a covered event. Unemployment insurance provides for repayment of loan installments to the lender that come due during the insured’s period of involuntary unemployment. Accidental death and dismemberment insurance insures against unintentional death or dismemberment of the insured. The Company offers credit insurance for all loans originated in Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, and South Carolina, and on a more limited basis in Alabama, Oklahoma, Tennessee, and Texas. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers.

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

The Company also offers automobile club memberships to its borrowers in Alabama, Georgia, Idaho, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Texas, and Wisconsin, as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company primarily sells automobile club memberships to borrowers.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2019:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Accidental Death & Dismemberment	Non-file	Automobile Club Membership
Alabama (1)	X	X	X				X
Georgia	X	X	X		X	X	X
Idaho							X
Illinois
Indiana	X	X	X	X	X	X	X
Kentucky	X	X	X	X		X	X
Louisiana	X	X	X		X	X	X
Mississippi	X	X	X				X
Missouri	X	X		X			X
New Mexico							X
Oklahoma (1)	X	X	X	X			X
South Carolina	X	X	X	X		X
Tennessee (1)	X	X	X	X			X
Texas (1)	X	X	X	X			X
Utah
Wisconsin							X
_______________________________________________________
(1) Credit insurance is offered for certain loans.

Another service offered by the Company is income tax return preparation and electronic filing.  This program is provided in all but a few of the Company’s branches. The Company prepared approximately 91,000, 77,000 and 72,000 returns in fiscal years 2019, 2018, and 2017, respectively. Net revenue generated by the Company from this program during fiscal 2019, 2018, and 2017 amounted to approximately $21.5 million, $16.8 million, and $14.7 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2019:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	100	5,000	8	8

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2010 through 2019:

	At March 31,
State	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Alabama	5%	5%	4%	6%	5%	4%	4%	4%	4%	4%
Georgia	13	14	15	13	13	13	14	14	14	15
Idaho (1)	1	—	—	—	—	—	—	—	—	—
Illinois	7	7	7	7	7	8	7	7	6	6
Indiana (2)	2	2	2	1	1	1	—	—	—	—
Kentucky	8	9	10	10	10	9	10	10	10	9
Louisiana	3	2	2	2	2	2	2	2	2	2
Mississippi (3)	1	1	1	—	—	—	—	—	—	—
Missouri	7	7	7	8	8	7	7	6	6	6
New Mexico	2	2	2	2	2	2	2	2	2	3
Oklahoma	7	7	7	8	8	7	7	6	7	6
South Carolina	9	10	11	10	11	12	12	13	14	13
Tennessee	12	13	13	13	13	13	14	15	15	15
Texas	21	19	18	19	19	21	20	20	20	21
Utah (4)	—	—	—	—	—	—	—	—	—	—
Wisconsin (5)	2	2	1	1	1	1	1	1	—	—
Total (6)	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Utah in October 2018.
(5) The Company commenced operations in Wisconsin in December 2010.
(6) The remaining percentage of our loans were attributed to our former Mexico operations. The Company sold its Mexico operations effective as of July 1, 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2019:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	52,713	$1,073	$56,580
Georgia	95,961	1,517	145,593
Idaho	9,818	989	9,706
Illinois	46,536	1,702	79,190
Indiana	18,889	1,261	23,815
Kentucky	58,658	1,591	93,341
Louisiana	30,297	973	29,478
Mississippi	17,181	750	12,882
Missouri	42,521	1,894	80,525
New Mexico	25,515	1,105	28,196
Oklahoma	58,875	1,318	77,596
South Carolina	77,390	1,314	101,685
Tennessee	88,762	1,469	130,390
Texas	235,026	991	233,002
Utah	3,822	1,334	5,098
Wisconsin	14,675	1,423	20,880
Total	876,639	$1,287	$1,127,957

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

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence, and prior credit experience. Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability and ability and willingness to pay. All loan applicants are required to complete standardized credit applications in person or by telephone at local Company branches. Each of the Company's local branches are equipped to perform rapid background, employment, and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references, and verification with various credit bureaus. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

The Company believes that development and continual reinforcement of personal relationships with customers improve the Company's ability to monitor their creditworthiness, reduce credit risk, and generate customer loyalty. It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had reduced the existing loan's outstanding balance by making multiple payments. In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

Approximately 78.7%, 79.0%, and 79.7% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers in fiscal 2019, 2018, and 2017, respectively. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. This, in turn, may increase the fees and other income realized for a particular customer. For fiscal 2019, 2018, and 2017, the percentages of the Company's loan originations that were refinancings of existing loans were 66.2%, 65.9%, and 66.8%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.1%, 1.2%, and 1.2% of the Company’s loan volume in fiscal 2019, 2018, and 2017, respectively.

To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached. The Company expanded our centralized collections in fiscal 2018, focusing on customers who have become more than 90 days past due on a recency basis. In Alabama, Georgia, Idaho, Indiana, Illinois, Kentucky, Louisiana, Missouri, New Mexico, Oklahoma, Tennessee, Utah, and Wisconsin, the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and rarely attempts to foreclose on collateral.

Insurance-related Operations.  As discussed above, in certain states, the Company sells credit insurance to customers in connection with its loans as an agent for an unaffiliated insurance company. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2019, the captive insurance subsidiary reinsured approximately 10.1% of the credit insurance sold by the Company and contributed approximately $1.8 million to the Company's total revenue.

Non-Filing Insurance.  The Company typically does not perfect its security interest in collateral securing its smaller loans by filing UCC financing statements. Non-filing insurance premiums are equal in aggregate amount to the premiums paid by the Company to purchase non-filing insurance coverage from an unaffiliated insurance company. Under its non-filing insurance coverage, the Company is reimbursed for losses on loans resulting from its policy not to perfect its security interest in collateral securing the loans.

Information Technology. ParaData Financial Systems, a wholly-owned subsidiary of the Company, is a financial services software company headquartered near St. Louis, Missouri. The Company uses the proprietary data processing software package developed by ParaData, to fully automate all of its loan account processing and collection reporting.

Monitoring and Supervision.  The Company's loan operations are organized into Southeastern, Central, and Western Divisions. As of March 31, 2019 the Southeastern Division consisted of Alabama, Georgia, Kentucky, South Carolina and Tennessee; the Central Division consisted of Illinois, Indiana, Missouri, Oklahoma and Wisconsin; and the Western Division consisted of Idaho, Louisiana, Mississippi, New Mexico, Texas, and Utah. Several levels of management monitor and supervise the operations of each of the Company's branches. Branch managers are directly responsible for the performance of their respective branches. District supervisors are responsible for the performance of 8 to 11 branches in their districts. They typically communicate with the branch managers of each of their branches at least weekly and visit the branches at least monthly. The Vice Presidents of Operations monitor the performance of all branches within their states (or partial state in the case of Texas), primarily through communication with district supervisors. These Vice Presidents of Operations typically communicate with the district supervisors of each of their districts weekly and regularly visit branches. The Senior Vice Presidents of each of the Southeastern, Central, and Western Divisions are responsible for supervising the Vice Presidents of Operations.

Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level. At least eight times per fiscal year district supervisors examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management. At least once per year each branch undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures, and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are generally staffed with two to four employees. The branch manager supervises operations of the branch and is responsible for approving all borrower loan applications and requests for increases in the amount of credit extended. Each branch generally has one or two branch service representatives who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, collection efforts and marketing activities. Larger branches may employ additional branch service representatives.

New employees are required to review detailed training materials that explain the Company's operating policies and procedures. The Company tests each employee on the training materials during the first year of employment. In addition, each branch associate completes an online training session once every week and attends periodic training sessions outside the branch. The Company has also implemented an enhanced training tool known as World University, which provides continuous, real-time, on-line training to all locations. This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company obtains or acquires mailing lists from third party sources. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company also advertises across digital platforms, by email and to existing customers via SMS/text.  The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 4.1%, 4.2%, and 3.4% in fiscal 2019, 2018, and 2017, respectively.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with generally less than 100 branches. Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000. We believe that online lending could be affecting the consumer lending market within which we operate. While it appears that online lenders are marketing to a different customer segment than that of our primary customers, some of our customers may overlap.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service, and reputation in the local community rather than pricing, as participants in this industry generally all charge interest rates and fees at or close to the maximum permitted by applicable laws. The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.

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

Employees.  As of March 31, 2019, the Company had 3,624 employees, none of whom were represented by labor unions. The Company considers its relations with its employees to be good. The Company seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

Information about our Executive Officers.  The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement or removal.

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (38)	President and Chief Executive Officer
President and Chief Executive Officer since June 2018; Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018; Vice President of Analytics from June 2014 to February 2018; Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014; Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013.

John L. Calmes Jr. (39)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer
Executive Vice President and Chief Financial and Strategy Officer and Treasurer since October 2018; Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018; Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015; Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (46)	Executive Vice President and Chief Branch Operations Officer
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

Luke J. Umstetter (39)	Senior Vice President, Secretary, and General Counsel
Senior Vice President, Secretary and General Counsel since August 2018; General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018; General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (43)	Senior Vice President, Human Resources
Senior Vice President, Human Resources since October 2018; Vice President, Human Resources from February 2016 to October 2018; Divisional Vice President - Human Resources of Family Dollar Corporation from 2012 to 2016; Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (44)	Senior Vice President, Information Technology Strategic Solutions
Senior Vice President, Information Technology Strategic Solutions since October 2018; Vice President of IT Strategic Solutions from April 2016 to October 2018, Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (42)	Senior Vice President, Accounting	Senior Vice President of Accounting since October 2018; Vice President of Accounting-US from June 2013 to October 2018; Controller-US from June 2011 to June 2013.

Government Regulation.

Operations.  Small-loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state statutes, ordinances, and regulations. In many cases these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other charges. In addition, state laws regulate collection procedures, the keeping of books and records, and other aspects of the operation of small-loan consumer finance companies. Generally, state regulations also establish minimum capital requirements for each local branch. Accordingly, the ability of the Company to expand by acquiring existing branches and opening new branches will depend in part on obtaining the necessary regulatory approvals.

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

All of the Company's branches are licensed under the laws of the state in which the branch is located. Licenses in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

The Company and its operations are regulated by several state agencies, including the following:

•	The Alabama State Banking Department

•	The Industrial Loan Division of the Office of the Georgia Insurance Commissioner

•	The Idaho Department of Finance

•	The Consumer Credit Division of the Illinois Department of Financial Institutions

•	The Indiana Department of Financial Institutions

•	The Kentucky Department of Financial Institutions

•	The Louisiana Office of Financial Institutions

•	The Mississippi Department of Banking and Consumer Finance

•	The Missouri Division of Finance

•	The Financial Institutions Division of the New Mexico Regulation and Licensing Department

•	The Oklahoma Department of Consumer Credit

•	The Consumer Finance Division of the South Carolina Board of Financial Institutions and the South Carolina Department of Consumer Affairs

•	The Tennessee Department of Financial Institutions

•	The Texas Office of the Consumer Credit Commissioner

•	The Utah Department of Financial Institutions

•	The Wisconsin Department of Financial Institutions

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

Consumer finance companies are affected by changes in state and federal statutes and regulations. The Company actively participates in trade associations and in lobbying efforts in the states in which it operates and at the federal level. There have been, and the Company expects that there will continue to be, media attention, initiatives, discussions, proposals, and legislation regarding the entire consumer credit industry, as well as our particular installment loan business, and possible significant changes to the laws and regulations that govern our business, or the authority exercised pursuant to those laws and regulations. In some cases, proposed or pending legislative or regulatory changes have been introduced that would, if enacted,  have a material adverse effect on, or possibly even eliminate, our ability to continue our current business. We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect, or in the worst case, eliminate, the Company’s lending practices, operations, profitability, or prospects. See "State legislation" and “Federal legislation” below and Part I, Item 1A, “Risk Factors,” for a further discussion of the potential impact of regulatory changes on our business.

State legislation.  The Company is subject to numerous state laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Further, there is a trend of increased state regulation on loan origination, servicing, and collection procedures, as well as more detailed reporting and examinations, and coordination of examinations among the states. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary, or other penalties.

In addition, state authorities regulate and supervise our insurance operations. The extent of such regulation varies by product and by state, but relate primarily to the following: licensing; conduct of business, including marketing and sales practices; periodic financial and market conduct examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on the payment of dividends and other affiliate transactions; types of products offered; approval of policy forms and premium rates; formulas used to calculate any unearned premium refund due to an insured customer; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses, and other purposes; and claims processing.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Military Lending Act, the Fair Credit Reporting Act, and the regulations thereunder, and the Federal Trade Commission's Credit Practices Rule.  These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices, and prohibit unfair, deceptive, or abusive credit practices. Among the principal disclosure items under the Truth in Lending Act and the CFPB's Regulation Z, which implements this statute, are the terms of repayment, the final maturity, the total finance charge, and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things, the basis of race, color, sex, age, or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Military Lending Act applies to active-duty service members and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the interest rate. The Fair Credit Reporting Act, which among other things, governs the use of credit bureau reports and reporting information to credit bureaus. Additionally, the Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loans are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan. Violations of these statutes and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans.

Although these laws and regulations remained substantially unchanged for many years, over the last several years the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. See Part I, Item 1A, “Risk Factors—Media and public characterization of consumer installment loans as being predatory or abusive could materially adversely affect our business, prospects, results of operations, and financial condition” below. Any changes in such laws and regulations could force us to modify, suspend, or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations, and prospects.

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. As part of a sweeping package of financial industry reform regulations, in July 2010 Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act established the Consumer Financial Protection Bureau (commonly referred to as the CFPB), which has sweeping regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions generally. Some of these CFPB announced plans and initiatives, if implemented, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB's regulatory initiatives.

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large non-depository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard for certain markets, such as the debt collection, automobile finance, and consumer reporting markets, it has not yet acted to define “larger participant” in the traditional installment lending market. If, in the future, a traditional installment lending “larger participant rule” is promulgated by the CFPB, the rule would likely cover only the largest installment lenders, and we do not yet know whether the definition of larger participant would cover us.

In addition to the grant of certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law.

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material, adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. See Part I, Item 1A, “Risk Factors - Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend, or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Available Information. The Company maintains an Internet website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K as well as amendments to these filings via a link to a third-party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov. Information included on or linked to our website is not incorporated by reference into this annual report.

Item 1A.	Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” “would,” “could,” and any variations of the foregoing and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements.

Investors should consider the following risk factors, in addition to the other information presented in this annual report and the other reports and registration statements the Company files with or furnishes to the SEC from time to time, in evaluating us, our business, and an investment in our securities. Any of the following risks, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make. Investors are advised that it is impossible to identify or predict all risks, and those risks not currently known to us or those we currently deem immaterial also could affect us in the future. The following risks should not be construed as exclusive and should be read with the other cautionary statements that are in this Annual Report on Form 10-K. The Company does not undertake any obligation to update forward-looking statements, except as may be required by law, whether as a result of new information, future developments, or otherwise.

Federal legislative or regulatory proposals, initiatives, actions, or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend, or cease part or all of our nationwide operations.

We are subject to numerous federal laws and regulations that affect our lending operations. Although these laws and regulations have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities have been under review and subject to change in recent years as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. Any changes in such laws and regulations could force us to modify, suspend, or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities.

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations, and financial condition. Any federal law that would impose a 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to continue to be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by management on regulatory matters, which may have a material adverse effect on the Company’s operations and results.

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

On October 5, 2017, the CFPB issued a final rule under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The final rule imposes limitations on (i) short-term consumer, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The final rule requires lenders originating short-term loans and longer-term balloon payment loans to first make a good-faith reasonable determination that the consumer has the ability to repay the covered loan along with current obligations and expenses (“ability to repay requirements”). The final rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an Annual Percentage Rate within the scope of the final rule. Pursuant to the ability to repay requirements, a lender must consider and verify the amount and timing of the consumer’s income, the consumer’s major financial obligations, and the consumer’s borrowing history prior to making a covered loan. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting living expenses. This ability to repay assessment applies to both the initial longer-term loan and to any subsequent refinancing. In addition, the final rule includes a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if at the time of refinancing: (i) the borrower was delinquent by more than seven days or had recently been delinquent on an outstanding loan within the past 30 days; (ii) the borrower stated or indicated an inability to make a scheduled payment within the past 30 days; (iii) the refinancing would result in the first scheduled payment to be due in a longer period of time than between the time of refinancing the loan and the next regularly scheduled payment on the outstanding loan; or (iv) the refinancing would not provide the consumer a disbursement of funds or an amount that would not substantially exceed the amount of payment due on the outstanding loan within 30 days of refinancing. To overcome this presumption of inability to repay, the lender must verify an improvement in the borrower’s financial capacity to indicate an ability to repay the additional extension of credit. The final rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016. Further, on February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule governing the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final and are subject to possible change before any final amendments would be issued and implemented. We cannot predict what the ultimate rulemaking will provide. The Company does not believe that these changes, as currently described by the CFPB, would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, the changes for longer-term loans will require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. The Company will have to comply with the final rule’s payment requirements since it allows consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the final rule. The payment provisions of the final rule are expected to go into effect on August 19, 2019. If the payment provisions of the final rule apply, the Company will have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the final rule.

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rulemaking. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction over the Company’s business or discretionary consumer financial transactions generically, could materially and adversely affect our business, results of operations and prospects. See Part I, Item 1, “Business-
Government Regulation” for more information regarding legislation we are subject to and related risks.

We have experienced significant turnover in our senior management, and our business may be adversely affected by the transitions in our senior management team.

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

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high-quality employees, our business and financial results may be negatively affected.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. Our operating results could be adversely affected by higher employee turnover or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, compliance, finance, and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of compliance and of providing exceptional service to our customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, and operational positions. As our employees gain experience and develop their knowledge and skills, they become highly desired by other businesses. Therefore, to retain our employees, we must provide a satisfying work environment and competitive compensation and benefits. If costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity.

We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. As discussed in Part I, Item 3, “Legal Proceedings-Mexico Investigation,” in this Annual Report on Form 10-K, we have retained outside counsel and forensic accountants to conduct an investigation of certain transactions and payments in Mexico that potentially implicate the Company in violations of the FCPA, including the books and records provisions of the FCPA. In addition, we have informed the DOJ and the SEC of these matters and will continue to fully cooperate with these agencies in their review and investigation. The SEC has issued a formal order of investigation in connection with these matters.

If violations of the FCPA occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact the Company’s access to debt financing and capital funding and result in further modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

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

Detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. While we are currently unable to predict what actions the DOJ, SEC, or other governmental agencies (including governmental agencies in Mexico) might take, or what the likely outcome of any such actions might be, we may incur substantial additional expenses responding to such actions. In addition, such actions, fines, and/or penalties could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation, or a settlement thereof, may give rise to an event of default under the agreement governing our revolving credit facility, which could have a material adverse effect on our liquidity. See Part I, Item 1A, “Risk Factors- We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs” and “-The terms of our debt limit how we conduct our business.”

Our investigation of our previous operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses.

In addition to the FCPA implications of our internal investigation into our previous Mexico operations, as described in the preceding risk factor, our internal investigation may also uncover other material violations of federal and local laws, including but not limited to violations of tax laws and regulations. Any such violations could expose us to lawsuits and other liabilities under applicable law and have a material adverse effect on our business and our liquidity. Investigating, uncovering, and resolving these matters is expensive and continues to consume significant time and attention of the Company’s senior management. In addition, we may incur substantial additional expenses responding to potential lawsuits and the results thereof could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees, and to access the capital markets.

We may suffer significant liability in connection with indemnification provisions of the stock purchase agreement pursuant to which we sold our Mexico subsidiaries.

In the second quarter of fiscal year 2019, we completed the sale of our two Mexico subsidiaries, WAC de Mexico and SWAC, to the Purchasers. Under the terms of the stock purchase agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of WAC de Mexico, SWAC, or the Sellers by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

Litigation and regulatory actions, including challenges to the arbitration clauses in our customer agreements, could subject us to significant class actions, fines, penalties, judgments and requirements resulting in increased expenses and potential material adverse effects on our business, results of operations and financial condition.

In the normal course of business, from time to time, we have been involved in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. All such legal proceedings are inherently unpredictable and, regardless or the merits of the claims, litigation is often expensive, time consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all. If in any legal proceeding we incur liability or defense costs that exceed our insurance coverage or that are not within the scope of our insurance coverage, it could have a material adverse effect on our business, financial condition, and results of operation.

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

In addition to federal laws and regulations, we are subject to numerous state laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary, or other penalties, including the suspension or revocation of our licenses to lend in one or more jurisdictions.

As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business-Government Regulation-State Legislation” and “-Federal Legislation,” and Part I, Item 1A, “Risk Factors,” for more information regarding this legislation and related risks.

Passage of adverse legislation, such as rate caps on financial lending products or similar initiatives, in any of the states in which we operate could have a material adverse effect on the Company’s business, results of operations, prospects, or ability to continue operations in the jurisdictions affected by such changes. We can give no assurance that the laws and regulations that govern our business, or the interpretation or administration of those laws and regulations, will remain unchanged or that any such future changes will not materially and adversely affect or in the worst case, eliminate the Company’s lending practices, operations, profitability, or prospects.

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
Changes in local laws and regulations or interpretations of local laws and regulations could negatively impact our business, results of operations, and financial condition.
In addition to state and federal laws and regulations, our business is subject to various local laws and regulations, such as local zoning regulations. Local zoning boards and other local governing bodies have been increasingly restricting the permitted locations of consumer finance companies. Any future actions taken to require special use permits for or impose other restrictions on our ability to provide products could adversely affect our ability to expand our operations or force us to attempt to relocate existing branches. If we were forced to relocate any of our branches, in addition to the costs associated with the relocation, we may be required to hire new employees in the new areas, which may adversely impact the operations of those branches. Relocation of an existing branch may also hinder our collection abilities, as our business model relies in part on the locations of our branches being close to where our customers live in order to successfully collect on outstanding loans.
Media and public characterization of consumer installment loans as being predatory or abusive could have a materially adverse effect on our business, prospects, results of operations and financial condition.

Consumer activist groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict our products and services. These critics frequently characterize our products and services as predatory or abusive toward consumers. If this negative characterization of the consumer installment loans we make and/or ancillary services we provide becomes widely accepted by government policy makers or is embodied in legislative, regulatory, policy or litigation developments that adversely affect our ability to continue offering our products and services or the profitability of these products and services, our business, results of operations and financial condition would be materially and adversely affected. Furthermore, our industry is highly regulated, and announcements regarding new or expected governmental and regulatory action regarding consumer lending may adversely impact perceptions of our business even if such actions are not targeted at our operations and do not directly impact us.
Damage to our reputation could negatively impact our business.
Maintaining a strong reputation is critical to our ability to attract and retain customers, investors, and employees. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by third-party service providers or other vendors, litigation or regulatory actions, failure by us to meet minimum standards of service and quality, inadequate protection of customer information, and compliance failures. Negative publicity regarding our Company (or others engaged in a similar business or similar activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations, and financial condition.

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.

There is a risk that our employees or third-party contractors could engage in misconduct that adversely affects our business. For example, if an employee or a third-party contractor were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity. Additionally, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our branches have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

Our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors that affect our borrowing costs. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for additional information regarding our interest rate risk.

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

Our revolving credit agreement allows us to borrow up to $480.0 million through June 15, 2020. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Uncertainty about the future of LIBOR may adversely affect our business.

Borrowings under our revolving credit agreement bear interest at rates that are calculated based on LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although alternative reference rates have been proposed, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.

If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as regulatory and operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future.

Our current debt and any additional debt we may incur in the future could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We may incur a substantial amount of debt in the future. As of March 31, 2019, we had approximately $251.9 million of total debt outstanding and a total debt-to-equity ratio of approximately 0.5 to 1. The amount of debt we may incur in the future could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;

•	a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;

•	we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement bear interest at variable rates, as may any future debt that we incur;

•	we may be at a competitive disadvantage to competitors that are not highly as leveraged;

•	we could be more vulnerable to adverse developments in our industry or in general economic conditions;

•	we may be restricted from taking advantage of business opportunities or making strategic acquisitions;

•	we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may have difficulty satisfying our obligations under the debt if accelerated upon the occurrence of an event of default; and

•	we may be more vulnerable to periods of negative or slow growth in the general economy or in our business.

In addition, meeting our anticipated liquidity requirements is contingent upon our continued compliance with our revolving credit agreement. An acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. If our debt obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, the consequences described above could be magnified.

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as may any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2019, we had $227.8 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

Our ability to make scheduled payments on the principal of, to pay interest on, or to refinance our indebtedness will depend in part on our cash flows from operations, which are subject to regulatory, economic, financial, competitive, and other factors beyond our control. We may not generate a level of cash flows from operations sufficient to permit us to meet our debt service obligations. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt, obtain additional financing, or obtain additional equity capital on terms that may be onerous or highly dilutive. There can be no assurance that any refinancing will be possible or that any asset sales or additional financing can be completed on acceptable terms or at all.

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

Changes in federal, state and local tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The changes included in the TCJA are broad and complex and significantly reform the Internal Revenue Code of 1986, as amended. The TCJA contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, a limitation on the tax deduction for interest expense to 30% of earnings (except for certain small businesses), a limitation on the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate and our expectations regarding our overall tax rate in fiscal 2019 and beyond, the overall impact of the TCJA is uncertain and the ultimate impact may prove to be inconsistent with our current expectations. As a result, the Company’s financial position, results of operations, and cash flows could be adversely affected by the TCJA, the interpretation and administration of the TCJA, and/or any future tax reform legislation.

Furthermore, we are subject to regular review and audit by tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our cash flows and financial results.

The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

Turbulence in the global capital markets can result in disruptions in the financial sector and affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition, and results of operations. While overall market conditions have improved, there can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the ability and willingness of our borrowers to repay such loans. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs), disposable income, interest rates, natural disasters, acts of war or terrorism, political or social conditions, divorce, death, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Credit Quality.”

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral).
A prolonged shutdown of the federal government may result in higher delinquency and could negatively affect our financial condition and results of operations.
The U.S. federal government experienced a partial shutdown from December 22, 2018 until January 25, 2019. Loan demand has generally been the lowest and loan repayment highest from January to March, which we believe is largely due to the timing of income tax refunds. A federal government shutdown could lead to a delay in our customers receiving their income tax refunds as a result of employees of the Internal Revenue Service not being available to process refunds. If our customers do not timely receive their income tax refunds, we could experience higher delinquency and losses in our loan portfolio. Additionally, during and immediately following a prolonged government shutdown, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. As a result, our business, results of operations, and financial condition could be adversely affected.

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase, which would adversely affect our results of operations.

To estimate the appropriate level of allowance for loan losses, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for loan losses is based on the guidance in ASC 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic, political, or social conditions, or if we are unable to predict how these conditions may affect our allowance for loan losses, our allowance for loan losses may be inadequate. Our allowance for loan losses is an estimate, and if actual loan losses are materially greater than our allowance for loan losses, our provision for loan losses would increase, which would result in a decline in our future earnings, and thus our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for loan losses. Additional information regarding our allowance for loan losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Quality.”

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU may have a material effect on our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

The concentration of our revenues in certain states could adversely affect us.

We currently operate consumer installment loan branches in sixteen states in the United States. Any adverse legislative or regulatory change in any one of our states, but particularly in any of our larger states could have a material adverse effect on our business, prospects, and results of operation or financial condition. See Part I, Item 1, “Description of Business” for information regarding the size of our business in the various states in which we operate.

We have goodwill, which is subject to periodic review and testing for impairment.

At March 31, 2019 our total assets contained $7.0 million of goodwill. Under GAAP, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

If we fail to maintain appropriate controls and procedures, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, financial condition, and the trading price of our common stock.

We are required to maintain disclosure controls and procedures and internal control over financial reporting. Section 404(a) of the Sarbanes Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes Oxley Act requires us to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.

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

The annual turnover as of March 31, 2019 among our branch employees was approximately 32.4%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

We may be unable to execute our business strategy due to current economic conditions.

Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achieving our desired loan volume and pricing strategies, the use of effective credit risk management techniques, marketing and servicing strategies, continued investment in technology to support operating efficiency, and continued access to funding and liquidity sources. Although our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints, there can be no assurance that this strategy will have its intended effect. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

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

•	our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to obtain adequate financing for our expansion plans; and

•	our ability to attract, train, and retain qualified personnel to staff our new operations.

We currently lack product and business diversification; as a result, our revenues and earnings may be disproportionately negatively impacted by external factors and may be more susceptible to fluctuations than more diversified companies.

Our primary business activity is offering small consumer installment loans together with, in some states in which we operate, related ancillary products. Thus, any developments, whether regulatory, economic or otherwise, that would hinder, reduce the profitability of, or limit our ability to operate our small consumer installment loan business on the terms currently conducted would have a direct and adverse impact on our business, profitability, and perhaps even our viability. Our current lack of product and business diversification could inhibit our opportunities for growth, reduce our revenues and profits, and make us more susceptible to earnings fluctuations than many other financial institutions whose operations are more diversified.

A reduction in demand for our products and a failure by us to adapt to such reduction could adversely affect our business and results of operations.
The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial condition, regulatory restrictions that decrease customer access to particular products, or the availability of competing products, including through alternative or competing marketing channels. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime, and other demographic influences, any of which may quickly change, thereby negatively impacting demand for our products in the area. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products and channels to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

The consumer lending industry is highly competitive. We compete with other consumer finance companies as well as other types of financial institutions that offer similar consumer financial products and services. Some of these competitors may have greater financial, technical, and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition, and liquidity.

We depend on secure information technology, and a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations, and could lead to significant financial and legal exposure.

Our operations rely heavily on the secure collection, processing, storage, and transmission of personal, confidential, and other information about us, our customers and third parties with which we do business. We process a significant number of customer transactions on a continuous basis through our computer systems and networks and are subject to increasingly more risk related to security systems as we enhance our mobile payment technologies and otherwise attempt to keep pace with rapid technological changes in the financial services industry.

While we commit resources to the design, implementation, maintenance, and monitoring of our networks and systems, we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments. Additionally, there is no guarantee that our security controls can provide absolute security.

Despite the measures we implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, particularly because the techniques used by attackers change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems directly, by fraudulently inducing employees, customers, or other users of our systems, or by using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. Or, they may seek to disrupt or disable our services through attacks such as denial-of-service attacks and ransomware attacks. In addition, we may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks, and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ operations. We also routinely transmit and receive personal, confidential and proprietary information through third parties, which may be vulnerable to interception, misuse, or mishandling.

If one or more of such events occur, personal, confidential, and other information processed and stored in, and transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our operations that could result in significant losses, loss of confidence by and business from customers, customer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation and brand.

In the event personal, confidential, or other information is threatened, intercepted, misused, mishandled, or compromised, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event, and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits), and regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.

Any interruption of our information systems could adversely affect us.

Our business and reputation may be materially impacted by information system failures or network disruptions. We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure or interruption of these systems, including any failure of our back-up systems, network outages, slow performance, breaches, unauthorized access, misuse, computer viruses, or other failures or disruptions could result in disruption to our business or the loss or theft of confidential information, including customer information. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer confidence or business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies may not reimburse us for all of the damages that we might incur as a result of a breach.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition, and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success and, in particular, the success of our centralized operations, will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our existing and new customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition, and liquidity.

We are subject to data privacy laws, which may significantly increase our compliance and technology costs resulting in a material adverse effect on our results of operations and financial condition.

We are subject to various federal and state privacy, data protection, and information security laws and regulations, including requirements concerning security breach notification. Moreover, various federal and state regulatory agencies require us to notify customers in the event of a security breach. Federal and state legislators are increasingly pursuing new guidance, laws, and regulations. Compliance with current or future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws may require us to change our business practices or operational structure, and could subject us to potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, and damage to our reputation.

We are also subject to the theft or misuse of physical customer and employee records at our facilities.

Our branch offices and centralized headquarters have physical and electronic customer records necessary for day-to-day operations that contain extensive confidential information about our customers. We also retain physical records in various storage locations. The loss or theft of customer information and data from our branch offices, headquarters, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

Our centralized headquarters functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our headquarters building is located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and they could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of terror or similar event, destroyed or severely damaged our headquarters. Any such catastrophic event or other unexpected disruption of our headquarters functions could have a material adverse effect on our business, results of operations, and financial condition.

Absence of dividends could reduce our attractiveness to investors.

Since 1989, we have not declared or paid cash dividends on our common stock and may not pay cash dividends in the foreseeable future. As a result, our common stock may be less attractive to certain investors than the stock of dividend-paying companies. Investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

Various provisions of our charter documents and applicable laws could delay or prevent a change of control that shareholders may favor.

Provisions of our articles of incorporation, South Carolina law, and the laws in several of the states in which our operating subsidiaries are incorporated could delay or prevent a change of control that the holders of our common stock may favor or may impede the ability of our shareholders to change our management. In particular, our articles of incorporation and South Carolina law, among other things, authorize our board of directors to issue preferred stock in one or more series, without shareholder approval, and will require the affirmative vote of holders of two-thirds of our outstanding shares of voting stock, to approve our merger or consolidation with another corporation. Additional information regarding the similar effect of laws in certain states in which we operate is described in Part 1, Item 1, “Description of Business - Government Regulation.”

Overall stock market volatility may materially and adversely affect the market price of our common stock.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. Additionally, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Changes to accounting rules, regulations or interpretations could significantly affect our financial results.

New accounting rules or regulations, changes to existing accounting rules or regulations, and changing interpretations of existing rules and regulations have been issued or occurred and may continue to be issued or occur in the future. Our methodology for valuing our receivables and otherwise accounting for our business is subject to change depending upon the changes in, and interpretation of, accounting rules, regulations, or interpretations. Any such changes to accounting rules, regulations, or interpretations could negatively affect our reported results of operations and could negatively affect our financial condition through increased cost of compliance.

For example, in June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU may have a material effect on our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to use certain assumptions and estimates in preparing our financial statements under GAAP, including in determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, valuation of income, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
In addition, the FASB is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of March 31, 2019, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 29.4% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

The future issuance of additional shares of our common stock in connection with potential acquisitions or otherwise will dilute all other shareholders.

Except in certain circumstances, we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of shares of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. We intend to continue to evaluate acquisition opportunities and may issue shares of common stock in connection with these acquisitions. Any shares of common stock issued in connection with acquisitions, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by our existing shareholders.

Our use of third-party vendors is subject to regulatory review.

Recently, the CFPB and other regulators have issued regulatory guidance focusing on the need for financial institutions to perform due diligence and ongoing monitoring of third-party vendor relationships, which increases the scope of management involvement and decreases the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have a materially adverse effect on our business, reputation, financial condition and operating results. Further, federal and state regulators have been scrutinizing the practices of lead aggregators and providers recently. If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.

Initiating and processing potential acquisitions may be unsuccessful or difficult, leading to losses and increased delinquencies, which could have a material adverse effect on our results of operations.

We have previously acquired, and in the future may acquire, assets or businesses, including large portfolios of finance receivables, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our due diligence efforts of the acquisition prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

In pursuing these transactions, we may experience, among other things:

•	overvaluing potential targets;

•	difficulties in integrating any acquired companies or branches into our existing business, including integration of account data into our information systems;

•	inability to realize the benefits we anticipate in a timely fashion, or at all;

•	unexpected losses due to the acquisition of loan portfolios with loans originated using less stringent underwriting criteria;

•	significant costs, charges, or write-downs; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its headquarters facilities of approximately 42,000 square feet in Greenville, South Carolina, and all of the furniture, fixtures and computer terminals located in each branch. As of March 31, 2019, the Company had 1,193 branches, most of which are generally leased pursuant to three- to five-year operating leases. During the fiscal year ended March 31, 2019, total lease expense was approximately $26.9 million, or an average of approximately $22.6 thousand per branch. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches generally have an average size of 1,597 square feet.

Item 3.	Legal Proceedings

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors-We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity” and “-Our investigation of our previous operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses.”

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

Estimating an amount or range of possible losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial conditions. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 26, 1991, the Company’s common stock has traded on NASDAQ and is currently listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol WRLD.

Holders

As of May 17, 2019, there were 32 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Dividends

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market. In addition, the Company’s credit agreements contain certain restrictions on the payment of cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In the future, the Company’s Board of Directors may determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

Since 1996, the Company has repurchased approximately 18.9 million shares for an aggregate purchase price of approximately $933.3 million. On December 16, 2018, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $75.0 million of its outstanding common stock, inclusive of the amount that remains available for repurchases under the prior repurchase authorization of $25.0 million announced on March 11, 2015. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

As of March 31, 2019, the Company has $0.5 million in repurchase capacity remaining under this authorization. The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2019	223,469	$109.27	223,469	$46,822,817
February 1 through February 28, 2019	316,959	113.08	316,959	10,982,640
March 1 through March 31, 2019	85,770	122.22	85,770	500,087
Total for the quarter	626,198	$114.85	626,198

Stock Performance Graph

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except number of branches and per share information)	Years Ended March 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Interest and fee income	$469,154	$435,702	$427,871	$452,925	$471,853
Insurance income, net and other income	75,389	66,967	62,951	62,376	85,965
Total revenues	544,543	502,669	490,822	515,301	557,818

Provision for loan losses	148,427	117,620	119,096	114,428	107,224
General and administrative expenses:	288,304	269,108	244,275	241,701	260,375
Interest expense	17,934	19,090	21,504	26,849	23,301
Total expenses	454,665	405,818	384,875	382,978	390,900

Income from continuing operations before income taxes	89,878	96,851	105,947	132,323	166,918

Income taxes	15,981	47,758	38,157	48,979	64,004

Income (loss) from discontinued operations (1)	(36,662)	4,597	5,810	4,052	7,919

Net income	$37,235	$53,690	$73,600	$87,396	$110,833

Net income per common share from continuing operations (basic)	$8.22	$5.58	$7.79	$9.65	$11.25
Basic weighted average shares	8,994	8,791	8,706	8,636	9,146
Net income per common share from continuing operations (diluted)	$8.03	$5.48	$7.72	$9.59	$11.05
Diluted weighted average shares	9,204	8,959	8,778	8,692	9,317

Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$837,144	$745,241	$701,733	$716,390	$756,324
Allowance for loan losses	(81,520)	(66,088)	(60,644)	(60,923)	(63,420)
Loans receivable, net	755,624	679,153	641,089	655,467	692,904

Total assets	854,988	840,987	800,589	806,219	866,131
Total debt	251,940	244,900	295,136	374,685	501,150
Shareholders' equity	552,117	541,108	461,064	391,902	315,568

Other Operating Data:
As a percent of average net loans receivable:
Provision for loan losses	18.0%	15.6%	16.2%	14.7%	13.5%
Net charge-offs	16.1%	14.9%	16.2%	15.0%	12.8%
Number of branches open at year-end	1,193	1,177	1,169	1,186	1,172

_______________________________________________________
(1) See Note 17 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for more information on our discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2015, gross loans receivable have increased at a 2.65% annual compounded rate from $1.016 billion to $1.128 billion at March 31, 2019. We believe we were able to improve our gross loans receivable growth rates through improved marketing processes and analytics. During the four-year period beginning March 31, 2015, the Company has expanded in size from 1,172 branches to 1,193 branches as of March 31, 2019. During fiscal 2020, the Company currently plans to open or acquire approximately 50 new branches and evaluate acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 91,000, 77,000, and 72,000 returns in each of the fiscal years 2019, 2018, and 2017, respectively. Revenues from the Company’s tax preparation business amounted to approximately $21.5 million, a 27.7% increase over the $16.8 million earned during fiscal 2018.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2019	2018	2017
	(Dollars in thousands)
Gross loans receivable	$1,127,957	$1,004,233	$943,315
Average gross loans receivable (1)	$1,120,112	$1,019,005	$996,773
Net loans receivable (2)	$837,143	$745,242	$701,733
Average net loans receivable (3)	$824,763	$753,116	$736,706

Expenses as a percentage of total revenue:
Provision for loan losses	27.3%	23.4%	24.3%
General and administrative	52.9%	53.5%	49.8%
Interest expense	3.3%	3.8%	4.4%
Operating income as a % of total revenue (4)	19.8%	23.1%	26.0%

Loan volume	2,720,351	2,487,066	2,361,219

Net charge-offs as percent of average net loans receivable	16.1%	14.9%	16.2%

Return on average assets (trailing 12 months)	8.8%	6.3%	9.0%

Return on average equity (trailing 12 months)	13.6%	10.6%	17.1%

Branches opened or acquired (merged or closed), net	16	8	(17)

Branches open (at period end)	1,193	1,177	1,169
_______________________________________________________
(1) Average gross loans receivable have been determined by averaging month-end gross loans receivable over the indicated period, excluding tax advances.
(2) Net loans receivable is defined as gross loans receivable less unearned interest and deferred fees.

(3) Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding tax advances.
(4) Operating income is computed as total revenue less provision for loan losses and general and administrative expenses.

Comparison of Fiscal 2019 Versus Fiscal 2018

As disclosed above, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods. Net income from continuing operations for fiscal 2019 was $73.9 million, a 50.5% increase from the $49.1 million earned during fiscal 2018. The increase in net income from continuing operations was primarily due to a $15.4 million decrease in income tax expense related to the implementation of the Tax Cuts and Jobs Act (TCJA) in the prior year as well as an increase in average net loans receivable in the current period.

Net income for fiscal 2019 was $37.2 million, a 30.6% decrease from the $53.7 million earned during fiscal 2018. We recognized a $39.0 million impairment loss on our investment in our Mexico operations in the first quarter of fiscal 2019. In accordance with GAAP, our testing for, and subsequent recognition of, the impairment was triggered by the change in classification of our Mexico operations from continuing operations to held for sale. Of the total impairment loss, $31.3 million is directly attributable to the cumulative translation loss on the investment stemming from the devaluation of the Mexican Peso relative to the U.S. Dollar since the date of our investment.

Operating income (revenues less provision for loan losses and general and administrative expenses) from continuing operations decreased $8.1 million.

Total revenues from continuing operations increased $41.9 million, or 8.3%, to $544.5 million in fiscal 2019, from $502.7 million in fiscal 2018. Revenues from continuing operations from the 1,125 branches open throughout both fiscal years increased by 7.7%. At March 31, 2019, the Company had 1,193 branches in operation, an increase of 16 branches from March 31, 2018. The increase was the result of opening 25 new branches and acquiring 17 branches, partially offset by merging 26 branches into existing branches.

Interest and fee income from continuing operations during fiscal 2019 increased by $33.5 million, or 7.7%, from fiscal 2018. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding at March 31, 2019 increased 12.3% compared to March 31, 2018, and average net loans outstanding increased 9.5% during fiscal 2019 compared to fiscal 2018.

Insurance commissions and other income from continuing operations increased by $8.4 million, or 12.6%, over the two fiscal years. Insurance commissions from continuing operations increased by $3.2 million, or 7.7%, when comparing the two fiscal years due to an increase in loan volume in states where we offer our insurance products. Other income from continuing operations increased by $5.2 million, or 20.8%, when comparing the two fiscal years primarily due to an increase in tax return preparation income of $4.7 million.

The provision for loan losses from continuing operations during fiscal 2019 increased by $30.8 million, or 26.2%, from the previous year. Approximately $17.4 million of the increase can be attributed to growth in the portfolio year over year. Approximately $13.4 million can be attributed to an increase in charge-off and delinquency rates during the year. Accounts that were 91 days or more past due represented 3.8% and 3.4% of our loan portfolio on a recency basis at March 31, 2019 and March 31, 2018, respectively. The Company's year-over-year charge-off ratio (net charge-offs as a percentage of average net loans receivable) increased from 14.9% for the year ended March 31, 2018 to 16.1% for the year ended March 31, 2019.

Customers who are new borrowers to World Finance (less than 6 months since their first origination at the time of their current loan) as a percentage of the year-end portfolio have grown 39.4% year over year. These "new to World" customers now account for 17% of the portfolio, an increase from 13.7% last year and an average of 12.5% in the prior 5 fiscal years (2013-2017). Further, customers with less than 1 year tenure as a percentage of the year-end portfolio have grown 33.2% year over year to now account for 23% of the portfolio. This increased weighting of new borrowers, our riskiest customer type, in the portfolio contributed to the increase in delinquency and charge-off rates of the overall portfolio. While we have experienced an increase in portfolio weighting towards less tenured customers during the last 18 months, we have not seen an increase in charge-off rates when comparing the less tenured customer segment to prior years.

Charge-off ratios for the past ten fiscal years averaged 14.7%, with a high of 16.2% (fiscal 2017) and a low of 12.8% (fiscal 2015).The following table presents the Company's charge-off ratios since 2002.

_______________________________________________________
2009 In fiscal 2009 the Company's net charge-off rate increased to 16.7%, the highest in the Company’s history due to the difficult economic environment, which put substantial pressure on our customers' ability to repay their loans.
2015 In fiscal 2015 the Company's net charge-off rate decreased to 12.8%. The net charge-off rate benefited from a change in branch level incentives during the year, which allows managers to continue collection efforts on accounts that are 91 days or more past due without having their monthly bonus negatively impacted. As expected, the change resulted in an increase in accounts 91 days or more past due and fewer charge-offs during fiscal 2015. We estimate the net charge-off rate would have been approximately 14.0% for fiscal 2015 excluding the impact of the change.

General and administrative from continuing operations expenses during fiscal 2019 increased by $19.2 million, or 7.1%, over the previous fiscal year. General and administrative expenses from continuing operations, when divided by average open branches, increased 5.4% when comparing the two fiscal years, and, overall, general and administrative expenses from continuing operations as a percent of total revenues from continuing operations decreased to 52.9% in fiscal 2019 from 53.5% in fiscal 2018. The change in general and administrative expense from continuing operations is explained in greater detail below.

Personnel expense from continuing operations totaled $180.8 million for fiscal 2019, a $16.3 million, or 9.9%, increase over fiscal 2018. The increase was largely due to an $11.7 million increase in share-based compensation driven by the long-term incentive plan and director equity awards granted during the year. The prior year included $2.5 million of severance-related expense stemming from the separation agreement with the Company’s former President and Chief Executive Officer. The Company also recorded a $1.8 million expense related to a change in the Company’s paid time off policy in the prior year. Regular payroll expense increased $4.6 million or 4.1% year over year.

Occupancy and equipment expense from continuing operations totaled $41.3 million for fiscal 2019, a $2.2 million, or 5.6%, increase over fiscal 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2019 the average expense per branch increased to $34.7 thousand, up from $33.4 thousand in fiscal 2018.

Advertising expense from continuing operations totaled $22.5 million for fiscal 2019, a $1.3 million, or 6.1%, increase over fiscal 2018. The increase was primarily due to consulting fees related to brand research as well as increased spending in our our direct mail and digital campaigns.

Amortization of intangible assets from continuing operations totaled $1.5 million for fiscal 2019, a $0.5 million, or 54.2%, increase over fiscal 2018, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisition activity during the current and prior year.

Other expense from continuing operations totaled $42.2 million for fiscal 2019, a $1.2 million, or 2.7%, decrease over fiscal 2018. The decrease was primarily due to a decrease in expense related to the Company's Mexico investigation, which began in March 2017.

Interest expense from continuing operations decreased by $1.2 million, or 6.1%, during fiscal 2019 when compared to the previous fiscal year as a result of a decrease in average debt outstanding of 16.0% partially offset by an increase in the effective interest rate from 6.0% to 6.7%.

Income tax expense from continuing operations decreased $31.8 million, or 66.5% for fiscal 2019 compared to the prior fiscal year. The effective tax rate decreased to 17.8% for fiscal 2019 compared to 49.3% for fiscal 2018. The decrease was primarily due to a $10.5 million charge to tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities and a $4.9 million charge to tax expense related to the foreign transition tax both in the prior fiscal year, combined with a $10.3 million decrease in tax expense due to the reduction of the Company's U.S. federal statutory income tax rate from 31.55% to 21%, an $850.0 thousand decrease in tax expense related to an adjustment in revaluing the U.S. deferred tax assets and liabilities due to additional analysis and change in estimate, and the recognition of state tax credits of $3.7 million for fiscal 2019.

Comparison of Fiscal 2018 Versus Fiscal 2017

Net income for fiscal 2018 was $53.7 million, a 27.1% decrease from the $73.6 million earned during fiscal 2017. Operating income (revenues less provision for loan losses and general and administrative expenses) from continuing operations decreased $11.5 million. The decreases in net income and operating income from continuing operations were primarily driven by increases in personnel expense ($5.9 million), advertising expense ($4.6 million), and other expense ($12.8 million), partially offset by an increase in total revenues of $11.8 million. Net income was also impacted by a $15.4 million increase in income tax expense related to the TCJA and a $2.4 million decrease in interest expense.

Total revenues from continuing operations increased $11.8 million, or 2.4%, to $502.7 million in fiscal 2018 from the $490.8 million in fiscal 2017. Revenues from continuing operations from the 1,127 branches open throughout both fiscal years increased by 2.1%. At March 31, 2018, the Company had 1,177 branches in operation, an increase of 8 branches from March 31, 2017. The increase was the result of opening 21 new branches and acquiring 5 branches, partially offset by merging 18 branches into existing branches.

Interest and fee income from continuing operations during fiscal 2018 increased by $7.8 million, or 1.8%, from fiscal 2017. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding at March 31, 2018 increased 6.2% compared to March 31, 2017, and average net loans outstanding increased 2.2% during fiscal 2018 compared to fiscal 2017. Interest and fee income for the year also benefited from an increase in loan volumes of approximately 5.3%.

Insurance commissions and other income from continuing operations increased by $4.0 million, or 6.4%, over the two fiscal years. Insurance commissions from continuing operations increased by $1.1 million, or 2.7%, when comparing the two fiscal years due to an increase in loan volume in states where we offer our insurance product. Other income from continuing operations increased by $2.9 million, or 13.1%, when comparing the two fiscal years due mainly to an increase in tax return preparation income of $2.1 million.

The provision for loan losses from continuing operations during fiscal 2018 decreased by $1.5 million, or 1.2%, from the previous year. This decrease resulted from a decrease in the amount of loans that were fully reserved during the year. Net charge-offs for fiscal 2018 amounted to $112.2 million, a 6.0% decrease from the $119.4 million charged off during fiscal 2017. Accounts that were 61 days or more past due represented 5.8% and 5.3% of our loan portfolio on a recency basis and 7.5% and 7.0% of our portfolio on a contractual basis at March 31, 2018 and March 31, 2017, respectively. The Company's charge-off ratio (net charge-offs as a percentage of average net loans receivable) decreased from 16.2% for the year ended March 31, 2017 to 14.8% for the year ended March 31, 2018. The Company's fiscal 2018 charge-off ratio of 14.8% is consistent with its historical charge-off ratios. Charge-off ratios for the past ten fiscal years averaged 14.7%, with a high of 16.7% (fiscal 2009) and a low of 12.8% (fiscal 2015).

General and administrative expenses from continuing operations during fiscal 2018 increased by $24.8 million, or 10.2%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, increased 10.3% when comparing the two fiscal years, and, overall, general and administrative expenses as a percent of total revenues increased to 53.5% in fiscal 2018 from 49.8% in fiscal 2017. The change in general and administrative expense is explained in greater detail below.

Personnel expense from continuing operations totaled $164.5 million for fiscal 2018, a $5.9 million, or 3.7%, increase over fiscal 2017. The increase was primarily driven by an increase in regular payroll related to annual pay increases and changes in headcount, as well as increased incentive payments due to improved performance, $2.5 million of severance-related expense stemming from the separation agreement with the Company’s former CEO, and a $1.8 million expense related to a change in the Company’s paid time off policy that accelerated the accrual of time-off within the calendar year. The policy change became effective January 1, 2018.

Occupancy and equipment expense from continuing operations totaled $39.1 million for fiscal 2018, a $1.0 million, or 2.7%, increase over fiscal 2017. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2018 the average expense per branch increased slightly to $33.2 thousand, up from $32.6 thousand in fiscal 2017.

Advertising expense from continuing operations totaled $21.2 million for fiscal 2018, a $4.6 million, or 28.0%, increase over fiscal 2017. The Company identified opportunities for customer acquisition during key time frames and, in an effort to capitalize on such opportunities, increased advertising, which resulted in more advertising campaigns being funded in fiscal 2018 when compared to the prior year.

Amortization of intangible assets from continuing operations totaled $1.0 million for fiscal 2018, a $0.5 million, or 102.2%, increase over fiscal 2017, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions during fiscal 2017 and fiscal 2018.

Other expense from continuing operations totaled $43.3 million for fiscal 2018, a $12.8 million, or 41.7%, increase over fiscal 2017. The increase was primarily due to approximately $7.2 million of expense related to the Company's Mexico investigation, which began in March 2017, and a $2.3 million increase in debit card fees over the prior year. Debit card fees have continued to increase as customers take advantage of the Company's pay-by-phone and on-line payment options. We have also increased our investment in information technology.

Interest expense from continuing operations decreased by $2.4 million, or 11.2%, during fiscal 2018 when compared to the previous fiscal year as a result of a decrease in average debt outstanding of 13.7%, partially offset by an increase in the effective interest rate from 5.8% to 6.0%.

Income tax expense from continuing operations increased $9.4 million, or 24.4% for fiscal 2018 compared to fiscal 2017. The effective tax rate increased to 49.3% for fiscal 2018 compared to 36.2% for fiscal 2017. The increase was primarily due to a $10.5 million charge to tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities and a $4.9 million charge to tax expense related to the foreign transition tax in fiscal 2018. The increase was partially offset by a $3.4 million decrease in tax expense due to the reduction of the Company's U.S. federal statutory income tax rate from 35% to 31.55% for fiscal 2018.

Mexico Exit

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of its two Mexico subsidiaries, WAC de Mexico and SWAC, for a purchase price of MXN$826,795,050, effective as of July 1, 2018. The Company subsequently converted the purchase price into approximately USD$44.36 million using applicable exchange rates. The Company and its subsidiaries no longer operate in Mexico. Thus, the Company expects its revenues and gross loans receivables to be negatively impacted in future years-compared to historical levels.

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

Regulatory Matters

Mexico Investigation

As disclosed in Part I, Item 3, “Legal Proceedings-Mexico Investigation” above, As previously disclosed, the Company has retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A, “Risk Factors-We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity,” “-Our investigation of our previous operations in Mexico may expose the Company to other potential liabilities in addition to any potential liabilities under the FCPA and cause the Company to incur substantial expenses,” “-We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs,” and “-The terms of our debt limit how we conduct our business” for additional information.

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

CFPB Rulemaking Initiative

On October 5, 2017, the CFPB issued a final rule (the “Rule”) imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The Rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016, relating to payday, vehicle title, and similar loans. On February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule, including the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final. The Company does not believe that the Rule will have a material impact on the Company’s existing lending procedures because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. However, the Company will likely have to comply with the Rule’s payment requirements if it allows consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism”

under the Rule. The payment provisions of the Rule are expected to go into effect on August 19, 2019. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the Rule.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual and recency basis for at least 61 days at March 31, 2019, 2018, and 2017:

	At March 31,
	2019	2018	2017
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$28,549	$24,813	$23,003
91 days or more past due	59,634	50,020	43,321
Total	$88,183	$74,833	$66,324

Percentage of period-end gross loans receivable	7.8%	7.5%	7.0%

Recency basis:
61-90 days past due	$22,393	$19,524	$17,672
91 days or more past due	42,772	34,548	29,188
Total	$65,165	$54,072	$46,860

Percentage of period-end gross loans receivable	6.3%	5.8%	5.3%

Approximately 78.7%, 79.0%, and 79.7% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers in fiscal 2019, 2018, and 2017, respectively. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2019, 2018, and 2017, the percentages of the Company’s loan originations that were refinancings of existing loans were 66.2%, 65.9%, and 66.8%, respectively. The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing. A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis. Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy not to refinance delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. Refinancings of delinquent loans represented 1.1%, 1.2%, and 1.2% of the Company’s loan volume in fiscal 2019, 2018, and 2017, respectively.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and least on loans made to former borrowers and refinancings. As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2019:

	Loan Volume by Category (by No. of Accounts)	Percent of Total Charge-offs (by No. of Accounts)	Charge-off as a Percent of Total Loans Made by Category (by No. of Accounts)
Refinancings	66.2%	63.3%	6.1%
Former borrowers	12.5%	8.5%	6.2%
New borrowers	21.3%	28.2%	14.0%
	100.0%	100.0%

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
The general reserve is 4.25% of the gross loan portfolio. The specific reserve generally represents 100% of all loans 91 days or more past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due is remote.
A process is then performed to determine the adequacy of the allowance for loan losses, as well as considering trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). The primary tool used is the movement model (on a recency basis), which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the movement model (on a recency basis), plus an amount related to delinquent refinancings is compared to the allowance resulting from the mathematical calculation to determine if any adjustments are required to make the allowance adequate. Management also determines if any adjustments are needed in the event the consolidated annual provision for loan losses is less than total net charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned recency movement model when determining if any adjustments are needed.
The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. We believe charge-offs during fiscal 2017 were negatively impacted by ceasing all in-person visits to delinquent borrowers in December 2015. The Company's historical annual charge-off rate for the past 10 years has ranged from 12.8% to 16.2% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.
To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 12 months, and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 7 months of average net charge-offs at March 31, 2019. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.
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

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2019, 2018, and 2017:

	2019	2018	2017
Balance at beginning of period	$66,088,139	$60,644,365	$60,923,204
Provision for loan losses	148,426,578	117,620,140	119,095,712
Loan losses	(148,308,199)	(127,387,857)	(135,100,416)
Recoveries	15,313,106	15,211,491	15,725,865
Balance at end of period	$81,519,624	$66,088,139	$60,644,365

Allowance as a percentage of loans receivable, net of unearned and deferred fees	9.7%	8.9%	8.6%
Net charge-offs as a percentage of average net loans receivable (1)	16.1%	14.9%	16.2%
_______________________________________________________
(1) Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding tax advances.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2019 and 2018.

	At or for the Three Months Ended
	2019				2018
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)

Total revenues	$122,790	$127,116	$137,639	$156,997	$116,638	$118,929	$125,704	$141,399
Provision for loan losses	$30,591	$40,359	$48,944	$28,533	$27,710	$32,824	$40,456	$16,631
General and administrative expenses	$67,777	$64,936	$76,964	$78,626	$66,208	$62,767	$64,850	$75,282
Net income (loss)	$(21,503)	$14,538	$6,260	$37,940	$13,067	$9,800	$1,680	$29,143

Gross loans receivable	$1,062,673	$1,126,792	$1,258,908	$1,127,957	$981,824	$1,023,925	$1,127,419	$1,004,233
Number of branches open	1,181	1,189	1,204	1,193	1,169	1,169	1,174	1,177

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data and Note 1—Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $964.6 million at March 31, 2016 to $1,128.0 million at March 31, 2019, net cash provided by operating activities for fiscal years 2019, 2018, and 2017 was $244.7 million, $218.0 million, and $219.4 million, respectively.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017. The Company can repurchase additional amounts of shares with prior written consent from lenders.

The Company plans to open or acquire approximately 50 branches during fiscal 2020. Expenditures by the Company to open and furnish new branches averaged approximately $44,000 per branch during fiscal 2019. New branches have generally required $150,000 to $500,000 to fund outstanding loans receivable originated during their first 12 months of operation. During fiscal 2019, the Company opened 25 new branches and merged or closed 26 branches into existing ones.

The Company acquired 17 branches during fiscal 2019. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $300,000 letter of credit subfacility. In June 2018, the credit facility was amended to, among other things, extend the term through June 15, 2020. In December 2018, the credit facility was further amended to, among other things, (a) amend the accordion feature to permit a maximum of aggregate commitments of $600.0 million (increased from $480.0 million), provided that certain conditions are met, and (b) modify the per annum interest rate on borrowings under the revolving credit agreement from 4.0% to an initial fixed rate of 4.0% and then a subsequent rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. At March 31, 2019, the aggregate commitments under the revolving credit facility were $480.0 million. The letter of credit subfacility expires on December 31, 2019; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to regulatory events or any increased operational, legal or regulatory risk.

For the year ended March 31, 2019, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 6.7%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2019 $251.9 million was outstanding under this facility, and there was $227.8 million of unused borrowing availability under the borrowing base limitations.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described above in Part I, Item 3, “Legal Proceedings—Mexico Investigation,” such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

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

The following table summarizes the Company’s contractual obligations by period:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$268,654,226	$13,832,463	$254,821,763	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	52,754,972	24,470,638	24,218,916	4,008,736	56,682
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Total	$321,409,198	$38,303,101	$279,040,679	$4,008,736	$56,682

Share Repurchase Program

On December 16, 2018, the Board of Directors authorized the Company to repurchase up to $75.0 million of the Company’s common stock, inclusive of the amount that remains available for repurchases under the prior repurchase authorization of $25.0 million announced on March 11, 2015. As of March 31, 2019, the Company had $0.5 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017 without prior written consent from our lenders. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2019 the Company's debt outstanding was $251.9 million and its shareholders' equity was $552.1 million resulting in a debt-to-equity ratio of 0.5:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Legal Matters

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Part I, Item 3, “Legal Proceedings” and Note 16 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2019, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $251.9 million at March 31, 2019. Interest on borrowings under this facility is based on the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2019, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $2.5 million on an annual basis.

Foreign Currency Exchange Rate Risk

Until the sale of its foreign subsidiaries, effective as of July 1, 2018, the Company held branches in Mexico, where its local businesses utilized the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and were, therefore, impacted by changes in the U.S. dollar to Mexican peso exchange rate until the sale of the Company's foreign subsidiaries. As a result of such sale, the Company is not currently subject to foreign currency exchange rate risk and a change in the U.S. dollar to Mexican peso exchange rate as of March 31, 2019 would not be material to the Company's audited consolidated financial statements.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
Cash and cash equivalents	$9,335,433	$12,473,833
Gross loans receivable	1,127,957,383	1,004,233,159
Less:
Unearned interest, insurance and fees	(290,813,752)	(258,991,492)
Allowance for loan losses	(81,519,624)	(66,088,139)
Loans receivable, net	755,624,007	679,153,528
Property and equipment, net	25,424,183	22,785,951
Deferred income taxes, net	23,830,899	20,175,148
Other assets, net	18,398,935	13,244,416
Goodwill	7,034,463	7,034,463
Intangible assets, net	15,340,153	6,644,301
Assets of discontinued operations (Note 17)	—	79,475,397
Total assets	$854,988,073	$840,987,037

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$251,940,000	$244,900,000
Income taxes payable	11,550,197	14,097,419
Accounts payable and accrued expenses	39,381,251	33,503,335
Liabilities of discontinued operations (Note 17)	—	7,378,431
Total liabilities	302,871,448	299,879,185

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,284,118 and 9,119,443 shares at March 31, 2019 and March 31, 2018, respectively	—	—
Additional paid-in capital	198,125,649	175,887,227
Retained earnings	353,990,976	391,275,705
Accumulated other comprehensive loss	—	(26,055,080)
Total shareholders' equity	552,116,625	541,107,852

Total liabilities and shareholders' equity	$854,988,073	$840,987,037

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2019	2018	2017
Continuing operations
Revenues:
Interest and fee income	$469,154,277	$435,701,503	$427,870,816
Insurance income, net and other income	75,388,648	66,966,829	62,950,604
Total revenues	544,542,925	502,668,332	490,821,420

Expenses:
Provision for loan losses	148,426,578	117,620,140	119,095,712
General and administrative expenses:
Personnel	180,823,031	164,496,081	158,575,057
Occupancy and equipment	41,303,547	39,113,729	38,091,999
Advertising	22,494,946	21,195,718	16,557,146
Amortization of intangible assets	1,527,656	990,399	489,836
Other	42,154,535	43,311,742	30,559,588
Total general and administrative expenses	288,303,715	269,107,669	244,273,626

Interest expense	17,934,060	19,089,635	21,504,208
Total expenses	454,664,353	405,817,444	384,873,546

Income from continuing operations before income taxes	89,878,572	96,850,888	105,947,874

Income taxes	15,981,057	47,757,808	38,157,492

Income from continuing operations	73,897,515	49,093,080	67,790,382

Discontinued operations (Note 17)
Income from discontinued operations before disposal of discontinued operations and income taxes	2,341,825	4,353,617	8,049,257
Loss on disposal of discontinued operations	(38,377,623)	—	—
Income taxes (benefit)	626,583	(243,321)	2,239,345
Income (loss) from discontinued operations	(36,662,381)	4,596,938	5,809,912

Net income	$37,235,134	$53,690,018	$73,600,294

Net income per common share from continuing operations:
Basic	$8.22	$5.58	$7.79
Diluted	$8.03	$5.48	$7.72
Net income (loss) per common share from discontinued operations:
Basic	$(4.08)	$0.52	$0.67
Diluted	$(3.98)	$0.51	$0.66
Net income per common share:
Basic	$4.14	$6.11	$8.45
Diluted	$4.05	$5.99	$8.38

Weighted average common shares outstanding:
Basic	8,994,036	8,791,168	8,705,658
Diluted	9,204,377	8,958,676	8,778,044

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2019	2018	2017

Net income	$37,235,134	53,690,018	73,600,294
Foreign currency translation adjustments	(5,235,838)	1,727,795	(4,848,530)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	31,290,918	—	—
Comprehensive income	$63,290,214	55,417,813	68,751,764

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852
Proceeds from exercise of stock options	92,428	5,997,948	—	—	5,997,948
Common stock repurchases	(665,020)	—	(74,519,863)	—	(74,519,863)
Restricted common stock expense under stock option plan, net of cancellations ($1,394,835)	737,267	12,248,507	—	—	12,248,507
Stock option expense	—	3,991,967	—	—	3,991,967
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net income	—	—	37,235,134	—	37,235,134
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	552,116,625

	Year ended March 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2017	8,782,949	$144,241,105	344,605,347	(27,782,875)	461,063,577
Proceeds from exercise of stock options	389,888	25,323,531	—	—	25,323,531
Common stock repurchases	(58,728)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($1,517,357)	5,334	1,564,048	—	—	1,564,048
Stock option expense	—	2,353,214	—	—	2,353,214
ASU 2016-09 adoption	—	2,405,329	(2,405,329)	—	—
Other comprehensive income	—	—	—	1,727,795	1,727,795
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	—	—
Net income	—	—	53,690,018	—	53,690,018
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852

	Year ended March 31, 2017
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2016	8,812,250	$138,835,064	276,000,862	(22,934,345)	391,901,581
Proceeds from exercise of stock options, including tax expense of -$565,162	33,702	595,343	—	—	595,343
Common stock repurchases	(95,703)	—	(4,995,809)	—	(4,995,809)
Restricted common stock expense under stock option plan, net of cancellations ($284,221)	32,700	1,320,036	—	—	1,320,036
Stock option expense	—	3,490,662	—	—	3,490,662
Other comprehensive loss	—	—	—	(4,848,530)	(4,848,530)
Net income	—	—	73,600,294	—	73,600,294
Balances at March 31, 2017	8,782,949	$144,241,105	344,605,347	(27,782,875)	461,063,577

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$37,235,134	$53,690,018	$73,600,294
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	38,377,623	—	—
Amortization of intangible assets	1,527,656	990,399	489,836
Amortization of debt issuance costs	592,549	865,727	2,029,719
Provision for loan losses	148,426,578	130,979,129	128,572,162
Depreciation	6,608,348	7,339,657	6,918,525
Loss (gain) on sale of property and equipment	93,199	210,117	(29,583)
Deferred income tax expense (benefit)	(3,655,751)	8,785,432	(894,086)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	17,635,309	5,434,619	4,810,698
Change in accounts:
Other assets, net	(5,507,068)	(858,817)	492,233
Income taxes payable	(2,547,222)	2,015,553	4,277,275
Accounts payable and accrued expenses	5,877,916	8,574,634	(904,326)
Net cash provided by operating activities	244,664,271	218,026,468	219,362,747
Cash flows from investing activities:
Increase in loans receivable, net	(190,976,279)	(143,373,549)	(104,765,019)
Net assets acquired from branch acquisitions, primarily loans	(33,922,279)	(15,586,411)	(16,703,456)
Increase in intangible assets from acquisitions	(10,223,508)	(1,987,762)	(4,133,242)
Purchases of property and equipment	(9,805,084)	(9,171,468)	(6,813,582)
Proceeds from sale of property and equipment	466,806	310,542	801,797
Proceeds from sale of discontinued operations	37,494,505	—	—
Net cash used in investing activities	(206,965,839)	(169,808,648)	(131,613,502)
Cash flow from financing activities:
Borrowings from senior notes payable	364,290,000	294,963,800	274,901,200
Payments on senior notes payable	(357,250,000)	(345,200,000)	(354,450,000)
Debt issuance costs associated with senior notes payable	(240,000)	(420,000)	(201,200)
Proceeds from exercise of stock options	5,997,948	25,323,531	1,160,505
Payments for taxes related to net share settlement of equity awards	(1,394,835)	(1,517,357)	—
Repurchase of common stock	(74,519,863)	(4,614,331)	(4,995,809)
Excess tax expense from exercise of stock options	—	—	(565,162)
Net cash used in financing activities	(63,116,750)	(31,464,357)	(84,150,466)
Effects of foreign currency fluctuations on cash and cash equivalents	2,667,447	132,431	(775,393)
Net change in cash and cash equivalents	(22,750,871)	16,885,894	2,823,386
Cash and cash equivalents at beginning of year from continuing operations	12,473,833	11,581,936	8,095,263
Cash and cash equivalents at beginning of year from discontinued operations	19,612,471	3,618,474	4,281,761
Cash and cash equivalents at end of year	$9,335,433	$32,086,304	$15,200,410
Cash and cash equivalents at end of year from continuing operations	9,335,433	12,473,833	11,581,936
Cash and cash equivalents at end of year from discontinued operations	—	19,612,471	3,618,474

Supplemental Disclosures:
Interest paid during the year	$16,835,789	$17,696,711	$19,251,788
Income taxes paid during the year	$23,259,590	$38,741,119	$38,042,020

 See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

The Company's accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry. The following is a description of the more significant of these policies used in preparing the Consolidated Financial Statements.

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

As of March 31, 2019, the Company operated 1,193 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: Amicable Finance, Colonial Finance, Freeman Finance, General Credit, Midwestern Loans, World Acceptance, or World Finance. On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety, effective as of July 1, 2018. Thus, the Company operated no branches in Mexico as of March 31, 2019. During the first quarter of fiscal 2019, branches in Mexico operated under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states, ParaData Financial Systems (a software company acquired during fiscal 1994), and WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994). All significant inter-company balances and transactions have been eliminated in consolidation.

The financial statements of the Company’s former foreign subsidiaries in Mexico were prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated into U.S. dollars at the then-current exchange rate while income and expense are translated at an average exchange rate for the applicable period. The resulting translation gains and losses are recognized as a component of equity in “Accumulated Other Comprehensive Loss, net.”

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

Business Segments

The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

The Company has one reportable segment. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done within the existing branch network in conjunction with or as a complement to the lending operations. There is no discrete financial information available for these activities, and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2019 and 2018 the Company had $5.1 million and $5.5 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2019, 2018, and 2017 the Company originated loans generally ranging up to $4,000, with terms of 48 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2019:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$100	$2,500	4	25
Large loans	2,500	15,970	12	48
Tax advance loans	100	5,000	8	8

Gross loans receivable at March 31, 2019 and 2018 consisted of the following:

	2019	2018

Small loans	$736,643,663	667,990,387
Large loans	383,686,372	333,549,952
Tax advance loans	7,627,348	2,692,820
Total gross loans	$1,127,957,383	1,004,233,159

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

With the exception of tax advance loans, which are interest free, the Company offers its loans at the prevailing statutory rates for terms not to exceed 48 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

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

The general reserve is 4.25% of the gross loan portfolio. The specific reserve represents 100% of the gross loan balance of all loans 91 days or more days past due on a recency basis, including bankrupt accounts in that category. This methodology is based on historical data showing that the collection of loans 91 days or more past due is remote.

A process is then performed to determine the adequacy of the allowance for loan losses, which considers trends in current levels of delinquencies, charge-off levels, and economic trends (such as energy and food prices). The primary tool used is the movement model (on a recency basis) which considers the rolling twelve months of delinquency to determine expected charge-offs. The sum of expected charge-offs, determined from the recency movement model plus the amount of delinquent refinancings is compared to the allowance resulting from the mathematical calculation to determine if any adjustments are needed to make the allowance adequate.  Management would also determine if any adjustments are needed if the consolidated annual provision for loan losses is less than total charge-offs. Management uses a precision level of 5% of the allowance for loan losses compared to the aforementioned recency movement model when determining if any adjustments are needed.

The Company's policy is to charge off loans at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. The Company's historical annual charge-off rate (net charge-offs as a percentage of average net loans receivable) for the past 10 years has ranged from 12.8% to 16.2% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due on a recency basis. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2019, bankrupt accounts that had not been charged off were approximately $6.1 million.  Bankrupt accounts 91 days or more past due on a recency basis are reserved at 100% of the gross loan balance. The Company also considers any accounts 91 days or more past due on a recency basis to be impaired, and such accounts are reserved at 100% of the gross loan balance.

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

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance costs, and other deposits.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23.0 years with a weighted average of approximately 13.3 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 4.8 years.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach. The Company has one reporting unit, and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing because they have similar economic characteristics.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal year ended 2019, 2018, or 2017.

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

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). At March 31, 2019, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On December 16, 2018, the Board of Directors authorized the Company to repurchase up to $75.0 million of the Company’s common stock, inclusive of the amount that remained available for repurchases under the prior repurchase authorization of $25.0 million announced on March 11, 2015. As of March 31, 2019, the Company had $0.5 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit agreement and other market and economic conditions. Although the repurchase authorization above has no stated expiration date, the Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit agreement limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017 without prior written consent of the lenders. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may resume repurchasing stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2019 our debt outstanding was $251.9 million and our shareholders' equity was $552.1 million resulting in a debt-to-equity ratio of 0.5:1.0. We will continue to monitor our debt-to-equity ratio and are committed to maintaining a debt level that will allow us to continue to execute our business objectives, while not putting undue stress on our consolidated balance sheet.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are composed of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2019, the Company operated in sixteen states in the United States. For the years ended March 31, 2019, 2018, and 2017, total revenue within the Company's four largest states (Texas, Georgia, Tennessee, and South Carolina) accounted for approximately 57%, 53% and 53%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $22.5 million, $21.2 million, and $16.6 million for fiscal years 2019, 2018, and 2017, respectively.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The update, as amended by ASU 2019-04, seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. The adoption of this ASU could have a material impact on the provision for loan losses in the consolidated statements of operations and allowance for loan losses in the consolidated balance sheets.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU 2016-02, as amended by ASU 2018-01, and ASU 2018-10 will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

In July of 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which allows for a transition option to adopt the standard on the date of initial application as opposed to the modified retrospective approach. We plan to make the election to adopt the standard using this transition relief.

Upon adoption of this guidance on April 1, 2019 the Company recorded a right-of-use asset of $95.1 million, a lease liability, net of the removal of deferred rent expense the balance, of $92.3 million, and a current period adjustment to retained earnings of $2.8 million. Adoption of the standard did not impact the Company's Consolidated Statements of Operations nor did adoption require the Company to alter its revolving credit facility to remain in compliance with its debt covenants.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)	Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2019, 2018, and 2017:

	2019	2018	2017

Balance at beginning of period	$66,088,139	60,644,365	60,923,204
Provision for loan losses	148,426,578	117,620,140	119,095,712
Loan losses	(148,308,199)	(127,387,857)	(135,100,416)
Recoveries	15,313,106	15,211,491	15,725,865
Balance at end of period	$81,519,624	66,088,139	60,644,365

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,644,203	—	4,644,203
Gross loans contractually delinquent	59,633,541	—	59,633,541
Loans not contractually delinquent and not in bankruptcy	—	1,063,679,639	1,063,679,639
Gross loan balance	64,277,744	1,063,679,639	1,127,957,383
Unearned interest and fees	(14,319,795)	(276,493,957)	(290,813,752)
Net loans	49,957,949	787,185,682	837,143,631
Allowance for loan losses	(45,511,124)	(36,008,500)	(81,519,624)
Loans, net of allowance for loan losses	$4,446,825	751,177,182	755,624,007

March 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,627,599	—	4,627,599
Gross loans contractually delinquent	50,019,567	—	50,019,567
Loans not contractually delinquent and not in bankruptcy	—	949,585,993	949,585,993
Gross loan balance	54,647,166	949,585,993	1,004,233,159
Unearned interest and fees	(11,433,666)	(247,557,826)	(258,991,492)
Net loans	43,213,500	702,028,167	745,241,667
Allowance for loan losses	(38,782,574)	(27,305,565)	(66,088,139)
Loans, net of allowance for loan losses	$4,430,926	674,722,602	679,153,528

The average net balance of impaired loans was $47.0 million, $42.3 million, and $37.5 million, respectively, for the years ended March 31, 2019, 2018, and 2017. It is not practicable to compute the amount of interest earned on impaired loans, nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans were impaired.

The following is an assessment of the credit quality for the fiscal years indicated:

	March 31, 2019	March 31, 2018
Credit risk
Consumer loans- non-bankrupt accounts	$1,121,895,834	998,299,051
Consumer loans- bankrupt accounts	6,061,549	5,934,108
Total gross loans	$1,127,957,383	1,004,233,159

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,039,774,448	929,400,862
Contractual non-performing, 61 days or more delinquent (1)	88,182,935	74,832,297
Total gross loans	$1,127,957,383	1,004,233,159

Credit risk profile based on customer type
New borrower	$138,140,479	104,762,628
Former borrower	116,242,182	104,281,551
Refinance	854,880,194	778,115,097
Delinquent refinance	18,694,528	17,073,883
Total gross loans	$1,127,957,383	1,004,233,159
_______________________________________________________
(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	March 31, 2019	March 31, 2018	March 31, 2017
Contractual basis:
30-60 days past due	$40,300,574	32,959,151	30,640,748
61-90 days past due	28,549,394	24,812,730	23,002,999
91 days or more past due	59,633,541	50,019,567	43,320,534
Total	$128,483,509	107,791,448	96,964,281

Percentage of period-end gross loans receivable	11.4%	10.7%	10.3%

Recency basis:
30-60 days past due	$35,992,122	29,356,319	27,004,856
61-90 days past due	22,393,106	19,523,845	17,671,790
91 days or more past due	42,771,862	34,548,433	29,188,082
Total	$101,157,090	83,428,597	73,864,728

Percentage of period-end gross loans receivable	9.7%	9.0%	8.4%

(3)	Property and Equipment

Property and equipment consist of:

	March 31, 2019	March 31, 2018

Land	$576,977	576,977
Building and leasehold improvements	20,383,762	18,946,151
Furniture and equipment	47,027,859	42,576,348
	67,988,598	62,099,476
Less accumulated depreciation and amortization	(42,564,415)	(39,313,525)
Total	$25,424,183	22,785,951

Depreciation expense was approximately $6.6 million, $7.3 million, and $6.9 million for the years ended March 31, 2019, 2018, and 2017, respectively.

(4)	Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset

Cost of customer lists	$37,183,018	(22,509,921)	14,673,097	$27,494,510	(21,098,875)	6,395,635
Value assigned to non-compete agreements	9,164,643	(8,497,587)	667,056	8,629,643	(8,380,977)	248,666
Total	$46,347,661	(31,007,508)	15,340,153	$36,124,153	(29,479,852)	6,644,301

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $2.3 million for 2020; $2.3 million for 2021; $2.3 million for 2022; $2.2 million for 2023; $2.0 million for 2024; and an aggregate of $4.2 million for the years thereafter.

(5)	Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2019 and 2018:

	2019	2018
Balance at beginning of year:
Goodwill	$7,114,094	6,146,851
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,034,463	6,067,220

Goodwill acquired during the year	$—	967,243
Impairment losses	—	—

Balance at end of year:
Goodwill	$7,114,094	7,114,094
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,034,463	7,034,463

The Company performed an annual impairment test during the fourth quarters of fiscal 2019 and 2018 and determined that none of the recorded goodwill was impaired.

(6)	Notes Payable

Senior Notes Payable; Revolving Credit Facility

At March 31, 2019 the Company's notes payable consisted of a $480.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $600.0 million provided that certain conditions are met. At March 31, 2019 $251.9 million was outstanding under the facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2019. The letter of credit expires on December 31, 2019; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.1 million, $0.8 million, and $0.6 million for the years ended March 31, 2019, 2018, and 2017, respectively. Borrowings under the revolving credit facility mature on June 15, 2020.

For the years ended March 31, 2019, 2018, and 2017 the Company’s effective interest rate, including the commitment fee, was 6.7%, 6.0%, and 5.8% respectively, and the unused amount available under the revolver at March 31, 2019 was $227.8 million.

Substantially all of the Company's assets are pledged as collateral for borrowings under the revolving credit agreement.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA has occurred, as described in Note 16, such violation may give rise to an event of default under the agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

Debt Maturities

As of March 31, 2019, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2019 were as follows:

2020	$—
2021	251,940,000
2022	—
2023	—
2024	—
Total future debt payments	$251,940,000

(7)	Insurance and Other Income

Insurance and other income for the years ending March 31, 2019, 2018, and 2017 consist of:

	2019	2018	2017

Insurance revenue	$45,182,596	41,959,092	40,848,245
Tax return preparation revenue	21,454,117	16,801,909	14,695,769
Auto club membership revenue	4,452,018	3,373,023	2,515,282
Other	4,299,917	4,832,805	4,891,308
Insurance and other income	$75,388,648	66,966,829	62,950,604

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2019, 2018, and 2017, the amount of net written premiums by the reinsurance subsidiary were $5.6 million, $6.2 million, and $4.5 million, respectively, and the amount of earned premiums were $5.7 million, $5.3 million, and $4.0 million, respectively.
The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2019 and 2018, the cash reserves were $3.8 million and $4.9 million, respectively.

(8)	Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company.  The following is a summary of the non-filing insurance activity for the years ended March 31, 2019, 2018, and 2017:

	2019	2018	2017

Insurance premiums written	$6,164,871	5,987,538	5,673,653
Recoveries on claims paid	$996,482	1,093,396	1,165,092
Claims paid	$6,553,271	6,540,136	6,312,511

(9)	Leases

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

The future minimum lease payments under noncancelable operating leases as of March 31, 2019, are as follows:

2020	$24,470,638
2021	15,931,144
2022	8,287,772
2023	2,831,039
2024	1,177,697
Thereafter	56,682
Total future minimum lease payments	$52,754,972

Rental expense for cancelable and noncancelable operating leases for the years ended March 31, 2019, 2018, and 2017, was approximately $26.9 million, $25.4 million, and $24.4 million, respectively.

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

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent events which are recognized as discrete items in the Company’s income tax expense in the period in which the event occurs. The Company recorded a $10.5 million increase in tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities in the third quarter of fiscal 2018. An adjustment was made in the third quarter of fiscal 2019 to record an $850.0 thousand tax benefit related to the revaluing of the U.S. deferred tax assets and liabilities due to additional analysis and change in estimate from the original calculation. The Company also recorded an increase in tax expense of $4.9 million related to the foreign “Transition Tax” during the final quarter of fiscal 2018.

During the first quarter of fiscal 2019, our former Mexican subsidiaries paid the Company a dividend of $17.1 million. The Company will no longer claim permanent reinvestment in the respective foreign jurisdiction. Because of the Transition Tax, the Company's tax basis was greater than its book basis. This difference was recognized during the first quarter of fiscal 2019 when the foreign subsidiaries were marked as held for sale. The recognition of the basis difference created a capital loss that the Company does not believe will be recognized in the carryforward period; therefore, a full tax valuation allowance was recorded against the recognized loss carryforward.

Income tax expense (benefit) from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2019
Continuing Operations- Federal	$20,508,247	(1,833,943)	18,674,304
Continuing Operations- State and local	(871,439)	(1,821,808)	(2,693,247)
	$19,636,808	(3,655,751)	15,981,057

Year ended March 31, 2018
Continuing Operations- Federal	$32,398,898	12,073,220	44,472,118
Continuing Operations- State and local	3,191,525	94,165	3,285,690
	$35,590,423	12,167,385	47,757,808

Year ended March 31, 2017
Continuing Operations- Federal	$34,930,677	(14,658)	34,916,019
Continuing Operations- State and local	3,215,621	25,852	3,241,473
	$38,146,298	11,194	38,157,492

Income tax expense from continuing operations was $16.0 million, $47.8 million, and $38.2 million, for the years ended March 31, 2019, 2018, and 2017, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for fiscal 2019, 31.55% for fiscal 2018, and 35% for fiscal year 2017 to pretax income from continuing operations as a result of the following:

	2019	2018	2017
Expected income tax	$18,874,500	30,556,455	37,081,756
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	1,576,915	2,249,055	2,106,957
State tax credits	(3,704,580)	—	—
Revalue deferred tax assets and liabilities	(852,523)	10,516,827	—
Foreign transition tax	—	4,854,640	—
Uncertain tax positions	(183,929)	(340,993)	(1,015,222)
State tax adjustment for amended returns	—	—	238,301
Other, net	270,674	(78,176)	(254,300)
	$15,981,057	47,757,808	38,157,492

Income tax expense (benefit) from discontinued operations was $626,583, ($243,321), and $2,239,345, for the years ended March 31, 2019, 2018, and 2017, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for fiscal 2019, 31.55% for fiscal 2018 and 35% for fiscal year 2017 to pretax income from discontinued operations as a result of the following:

	2019	2018	2017
Expected income tax	$491,783	1,373,566	2,817,240
Increase (reduction) in income taxes resulting from:
Foreign income adjustments	187,974	5,483	(332,023)
Other, net	(53,174)	(1,622,370)	(245,872)
	$626,583	(243,321)	2,239,345

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Allowance for loan losses	$20,162,369	16,263,086
Unearned insurance commissions	9,308,138	8,711,298
Accrued expenses primarily related to employee benefits	9,271,182	8,470,247
Reserve for uncollectible interest	1,011,584	795,259
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	7,856,176	—
State net operating loss carryforwards	1,021,275	—

Gross deferred tax assets	51,885,650	37,494,816
Less valuation allowance	(11,112,376)	(3,256,200)
Net deferred tax assets	40,773,274	34,238,616

Deferred tax liabilities:
Fair value adjustment for loans receivable	(9,589,188)	(6,556,078)
Property and equipment	(2,426,786)	(2,957,534)
Intangible assets	(1,610,258)	(1,592,173)
Deferred net loan origination costs	(1,593,385)	(1,402,733)
Prepaid expenses	(1,054,110)	(1,554,950)
Other	(668,648)	—
Gross deferred tax liabilities	(16,942,375)	(14,063,468)

Deferred income taxes, net	$23,830,899	20,175,148

At March 31, 2019, the Company had state net operating loss carryforwards of approximately $25.9 million. A deferred tax asset of approximately $1.0 million has been recorded to reflect the benefit of these losses that the Company expects to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2031 and 2038.

The valuation allowance for deferred tax assets increased by $7.9 million for the year ended March 31, 2019 when compared to March 31, 2018. The valuation allowance at March 31, 2019 and 2018 was $11.1 million and $3.3 million, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2019 consisted of $1,274 related to state of Colorado net operating loss carryforwards in the amount of $54,318, which expire in 2025, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, and $7.9 million related to the $37.4 million capital loss carryforward from the sale of the Mexican operations in fiscal 2019 which expires in 2024.  The Company does not expect to generate enough foreign source income or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2019.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2019, 2018, and 2017, the Company had $5.8 million, $8.8 million, and $8.9 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $5.4 million, $6.9 million, and $7.2 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2019, 2018, and 2017 are presented below:

	2019	2018	2017
Unrecognized tax benefit balance beginning of year	$6,946,229	7,264,966	9,395,413
Gross increases (decreases) for tax positions of current year	54,025	166,375	(237,746)
Gross increases (decreases) for tax positions of prior years	(138,405)	8,228	637,166
Settlements with tax authorities	(1,356,714)	—	(2,403,982)
Lapse of statute of limitations	(1,461,512)	(493,340)	(125,885)
Unrecognized tax benefit balance end of year	$4,043,623	6,946,229	7,264,966

At March 31, 2019, approximately $1.8 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2019, 2018, and 2017, the Company had $1.8 million, $1.9 million, and $1.6 million accrued for gross interest, respectively, of which $1.1 million, $0.4 million, and $0.7 million represented the current period expense for the periods ended March 31, 2019, 2018, and 2017.

The Company is subject to U.S. income tax, as well as various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

(11)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations calculations:

	For the year ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$73,897,515	8,994,036	$8.22

Effect of dilutive securities options and restricted stock	—	210,341

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$73,897,515	9,204,377	$8.03

	For the year ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$49,093,080	8,791,168	$5.58

Effect of dilutive securities options and restricted stock	—	167,508

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$49,093,080	8,958,676	$5.48

	For the year ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$67,790,382	8,705,658	$7.79

Effect of dilutive securities options and restricted stock	—	72,386

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$67,790,382	8,778,044	$7.72

Options to purchase 592,947, 299,455, and 733,053 shares of common stock at various prices were outstanding during the years ended March 31, 2019, 2018, and 2017, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)	Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.5 million, $1.4 million, and $1.4 million, for the years ended March 31, 2019, 2018, and 2017, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2019, 2018, and 2017, contributions of $0.6 million, $0.8 million, and $0.6 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $7.9 million and $8.3 million as of March 31, 2019 and 2018, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2019 and 2018 no executive or director had deferred compensation under this plan.

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan, and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2019 there were a total of 206,541 shares of common stock available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a new long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders’ by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

Pursuant to this program, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the World Acceptance Corporation 2011 Stock Option Plan and the World Acceptance Corporation 2017 Stock Incentive Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain of the Company’s non-employee directors.

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
Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2019, 2018, and 2017 was $53.50, $39.49, and $22.25 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2019	2018	2017

Dividend yield	0%	0%	0%
Expected volatility	48.94%	52.97%	48.90%
Average risk-free interest rate	3.01%	1.98%	1.20%
Expected life	6.7 years	5.0 years	5.0 years

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

Option activity for the year ended March 31, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of year	497,728	$70.69
Granted	324,870	101.67
Exercised	(92,428)	64.89
Forfeited	(8,330)	77.66
Expired	(18,052)	82.92
Options outstanding, end of period	703,788	$85.33	7.18	$22,391,720
Options exercisable, end of period	299,661	$70.72	4.55	$13,908,625

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2019. This amount will change as the stock's market price changes. The total intrinsic value of options exercised during the periods ended March 31, 2019, 2018, and 2017 was as follows:

2019	2018	2017

$4,433,495	$12,336,156	$661,164

As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $15.6 million, which is expected to be recognized over a weighted-average period of approximately 5.2 years.

Restricted Stock

During fiscal 2019, the Company granted 760,420 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $101.61.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $13.6 million, $3.1 million, and $1.6 million for the years ended March 31, 2019, 2018, and 2017, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2019, there was approximately $65.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 4.5 years based on current estimates.

A summary of the status of the Company’s restricted stock as of March 31, 2019 and changes during the year ended March 31, 2019, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2018	73,810	$65.74
Granted during the period	760,420	101.61
Vested during the period	(40,184)	55.12
Forfeited during the period	(10,596)	98.47
Outstanding at March 31, 2019	783,450	$100.66

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the years ended March 31, 2019, 2018, and 2017 was as follows:

	2019	2018	2017
Stock-based compensation related to equity classified units:
Stock-based compensation related to stock options	$3,991,967	2,353,214	3,490,662
Stock-based compensation related to restricted stock	13,643,343	3,081,405	1,604,257
Total stock-based compensation related to equity classified awards	$17,635,310	5,434,619	5,094,919

(13)	Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2019, 2018, and 2017:

	2019	2018	2017

Number of branches acquired through business combinations	17	5	14
Number of asset purchases	88	34	—
Total acquisitions	105	39	14

Purchase price	$44,145,787	$17,574,172	$20,836,699
Tangible assets:
Loans receivable, net	33,920,847	15,583,411	16,617,242
Property and equipment	1,500	3,000	86,214
	33,922,347	15,586,411	16,703,456

Excess of purchase prices over carrying value of net tangible assets	$10,223,440	$1,987,761	$4,133,243

Customer lists	$9,688,440	$815,518	$4,063,243
Non-compete agreements	535,000	205,000	70,000
Goodwill	—	967,243	—

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

The following table describes the Company's business combination activity for the year ended March 31, 2019.

No.	Acquiree Name	Acquiree State(s)	Date
1	Customer Credit Corporation (1 branch)	LA	8/13/2018
2	Your Credit, Inc. (1 branch)	WI	8/24/2018
3	Noble Finance Corporation (1 branch)	ID	9/28/2018
4	Noble Finance Corporation (1 branch)	MO	10/15/2018
5	Gentry Credit Corporation (1 branch)	UT	10/26/2018
6	Gentry Finance Corporation (6 branches)	UT	10/26/2018
7	Noble Finance Corporation (2 branches)	UT	10/26/2018
8	Noble Finance Corporation (1 branch)	TX	11/26/2018
9	Noble Finance Corporation (1 branch)	TX	1/30/2019
10	Noble Finance Corporation (2 branches)	TX	2/20/2019

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
The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are summarized below.

		March 31, 2019		March 31, 2018
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,335,433	$9,335,433	$12,473,833	$12,473,833
Loans receivable, net	3	755,624,007	755,624,007	679,153,528	679,153,528

LIABILITIES
Senior notes payable	3	251,940,000	251,940,000	244,900,000	244,900,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and 2018.

(15)	Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2019				Fiscal 2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$122,790	127,116	137,639	156,997	116,638	118,929	125,704	141,399
Provision for loan losses	30,591	40,359	48,944	28,533	27,710	32,824	40,456	16,631
General and administrative expenses	67,777	64,936	76,964	78,626	66,208	62,767	64,850	75,282
Interest expense	4,225	4,158	4,637	4,914	4,247	4,791	5,001	5,052
Income tax expense	4,559	3,604	834	6,984	7,265	6,511	15,204	18,778
Income (loss) from discontinued operations	(37,141)	479	—	—	1,859	(2,236)	1,487	3,487
Net income (loss)	$(21,503)	14,538	6,260	37,940	13,067	9,800	1,680	29,143

Net income (loss) per common share:
Basic	$(2.37)	1.60	0.69	4.34	1.50	1.12	0.19	3.25
Diluted	$(2.32)	1.56	0.67	4.22	1.48	1.10	0.19	3.18

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

(16)	Commitments and Contingencies

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could adversely impact our access to debt financing and capital funding and result in further modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

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

Estimating an amount or range of possible losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, the matters described above. Based on information currently available, the Company does not believe that any reasonably possible losses arising from currently pending legal matters will be material to the Company’s results of operations or financial conditions. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

(17)	Discontinued Operations

On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety. The Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. Under the terms of the stock purchase agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of WAC de Mexico, SWAC, or the Sellers by the DOJ or the SEC that commenced prior to July 1, 2018. Additionally, the Company has provided, and may continue to provide, limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date.

The following table reconciles the major classes of assets and liabilities of discontinued operations to the amounts presented in the Consolidated Balance Sheet for March 31, 2018:

March 31, 2018
Assets of discontinued operations:
Cash and cash equivalents	$19,612,471
Loans receivable, net	46,027,200
Property and equipment, net	2,805,467
Deferred income taxes, net	10,064,489
Other assets, net	965,770
Total assets of discontinued operations	$79,475,397

Liabilities of discontinued operations:
Income taxes payable	$437,551
Accounts payable and accrued expenses	6,940,880
Total liabilities of discontinued operations	$7,378,431

The following table reconciles the major classes of line items constituting pre-tax income (loss) of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Year ended March 31,
	2019	2018	2017

Revenues	9,693,367	46,037,802	40,913,304
Provision for loan losses	1,809,059	13,358,989	9,476,450
General and administrative expenses:
Income from discontinued operations before disposal of discontinued operations and income taxes	2,341,825	4,353,617	8,049,257
Gain (loss) on disposal of discontinued operations	(38,377,623)	—	—
Income taxes (benefit)	626,583	(243,321)	2,239,345
Income (loss) from discontinued operations	(36,662,381)	4,596,938	5,809,912

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Year ended March 31,
	2019	2018	2017

Cash provided by operating activities:	$3,553,854	$19,511,343	$16,660,950
Cash provided by (used in) investing activities:	1,138,084	(3,649,778)	(17,648,839)
Cash provided by (used in) financing activities:	$(17,126,000)	$—	$1,100,000

(18)	Subsequent Events

Acquisition of Loans

The Company purchased approximately $45.0 million in loans from a competitor in the first quarter of fiscal 2020. This purchase did not qualify as a significant amount of assets.

Management is not aware of any significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2019. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2019 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	May 24, 2019	Date:	May 24, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 24, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
May 24, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and our report dated May 24, 2019 expressed an unqualified opinion.

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
May 24, 2019

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accounting firm to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management assessed our internal control over financial reporting as of March 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K. We reviewed the results of management’s assessment with the Audit Compliance Committee of our Board of Directors.

Our independent registered public accounting firm, RSM US LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. RSM US LLP has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information contained under the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Information about our Executive Officers.”

Item 11.	Executive Compensation

Information contained under the captions “Corporate Governance,” “Executive Compensation,” “Director Compensation,” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference in response to this Item 11. The “Report of the Compensation Committee” in the Proxy Statement, which shall be deemed furnished, but not filed herewith, is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated by reference herein in response to this Item 12.

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2019.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information contained under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the caption “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report under Item 8.

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 2019 and 2018

Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018, and 2017

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement effective July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth, S.A. de C.V., and Astro Assets, S.A. de C.V.		8-K	2.1	08-03-18
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010		8-K	10.2	09-21-10
4.03	Amended and Restated Subsidiary Security Agreement, Pledge and Indenture of Trust, dated as of September 17, 2010 (i.e. Subsidiary Security Agreement)		8-K	10.3	09-21-10
4.04	Description of Securities	*
10.01	Amended and Restated Revolving Credit Agreement, dated September 17, 2010		8-K	10.1	09-21-10
10.02	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of August 31, 2011		8-K	10.1	09-01-11
10.03	Second Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 1, 2012		8-K	10.1	05-01-12
10.04	Third Amendment to the Amended and Restated Revolving Credit Agreement, dated as of November 19, 2012		8-K	10.1	11-20-12
10.05	Fourth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of September 6, 2013		8-K	10.1	09-09-13
10.06	Fifth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of March 17, 2014		8-K	10.1	03-19-14
10.07	Sixth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of November 18, 2014		8-K	10.1	11-20-14
10.08	Seventh Amendment to the Amended and Restated Revolving Credit Agreement, dated as of April 6, 2015		8-K	10.1	04-07-15
10.09	Eighth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of May 8, 2015		8-K	10.1	05-08-15
10.10	Ninth Amendment to the Amended and Restated Revolving Credit Agreement, dated as of June 23, 2015		8-K	10.1	06-24-15
10.11	Tenth Amendment to Amended and Restated Revolving Credit Agreement, dated as of July 12, 2016		8-K	10.1	07-14-16
10.12	Eleventh Amendment to Amended and Restated Revolving Credit Agreement, dated as of May 8, 2017		8-K	10.1	05-08-17
10.13	Twelfth Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 1, 2018		8-K	10.1	06-01-18
10.14	Thirteenth Amendment to Amended and Restated Revolving Credit Agreement, dated as of December 14, 2018		8-K	10.1	12-17-18
10.15	Amended and Restated Guaranty Agreement, dated as of September 17, 2010 (i.e., Subsidiary Guaranty Agreement)		8-K	10.4	09-21-10
10.16+	World Acceptance Corporation Executive Incentive Plan		10-K	10.6	06-29-94
10.17+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.18+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09

10.19+	World Acceptance Corporation Supplemental Income Plan	10-K	10.7	06-29-00
10.20+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan	10-Q	10.15	02-01-08
10.21+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan	10-Q	10.18	02-01-08
10.22+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan	8-K	10.1	04-19-19
10.23+	World Acceptance Corporation 2009 Supplemental Income Plan	10-Q	10.1	08-03-09
10.24+	World Acceptance Corporation Board of Directors Deferred Compensation Plan	10-K	10.6	06-29-00
10.25+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)	10-Q	10.13	02-01-08
10.26+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan	10-Q	10.16	02-01-08
10.27+	World Acceptance Corporation Executive Deferral Plan	10-K	10.12	06-29-01
10.28+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan	10-Q	10.14	02-01-08
10.29+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan	10-Q	10.17	02-01-08
10.30+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan	10-Q	10.11	02-01-08
10.31+	World Acceptance Corporation 2005 Stock Option Plan	DEF 14A	Appendix B	06-30-05
10.32+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan	10-Q	10.12	02-01-08
10.33+	World Acceptance Corporation 2008 Stock Option Plan	DEF 14A	Appendix A	06-30-08
10.34+	Form of Stock Option Agreement (Form A)	8-K	99.1	12-10-12
10.35+	World Acceptance Corporation 2011 Stock Option Plan	DEF 14A	Appendix A	06-29-11
10.36+	Form of Stock Option Agreement (Form B)	10-K	10.35	06-13-18
10.37+	Form of Stock Option Agreement (Form C)	10-K	10.36	06-13-18
10.38+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)	8-K	10.5	10-16-18
10.39+	Form of Stock Option Agreement under the 2017 Plan(Long-Term Incentive Program)	8-K	10.6	10-16-18
10.40+	Form of Restricted Stock Award Agreement (Group A)	8-K	99.2	12-10-12
10.41+	Form of Restricted Stock Award Agreement (Group B)	8-K	99.3	12-10-12
10.42+	Form of Executive Restricted Stock Award Agreement (Form A)	8-K	99.2	10-01-15
10.43+	Form of Restricted Stock Award Agreement Amendment	8-K	10.1	03-22-16
10.44+	Form of Executive Restricted Stock Award Agreement (Form B)	10-K	10.41	06-13-18
10.45+	Form of Executive Restricted Stock Award Agreement (Form C)	10-K	10.42	06-13-18
10.46+	Form of Director Restricted Stock Award Agreement (Form A)	10-K	10.43	06-13-18
10.47+	Form of Director Restricted Stock Award Agreement (Form B)	10-K	10.44	06-13-18
10.48+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)	8-K	10.1	10-16-18
10.49+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)	8-K	10.2	10-16-18
10.50+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)	8-K	10.3	10-16-18
10.51+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)	8-K	10.4	10-16-18
10.52+	World Acceptance Corporation 2017 Stock Incentive Plan	S-8	99	09-08-17

10.53+	Employment Agreement, dated October 15, 2018, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.7	10-16-18
10.54+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.55+	Services Agreement, dated January 22, 2018, by and between World Acceptance Corporation, James H. Wanserski, and JS&R Business Services, L.L.C. d/b/a Wanserski & Associates		8-K	10.2	01-22-18
10.56+	Separation Agreement, dated January 22, 2018, by and between World Acceptance Corporation and Janet L. Matricciani		8-K	10.1	01-22-18
10.57+	Employment Agreement, dated November 19, 2015, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.2	11-24-15
10.58+	First Amendment to Employment Agreement, dated as of October 15, 2018, by and between World Acceptance Corporation and John L. Calmes Jr.		8-K	10.8	10-16-18
10.59+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.60+	Separation Agreement, dated as of December 31, 2017, by and between World Acceptance Corporation and Tara E. Trantham (formerly Tara E. Bullock)		8-K	10.1	01-04-18
10.6+	Employment Agreement, dated September 1, 2016, by and between World Acceptance Corporation and Daniel Clinton Dyer		8-K	10.1	09-01-16
10.62+	First Amendment to Employment Agreement, dated as of October 15, 2018, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.9	10-16-18
10.63+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.64+	Offer Letter, dated July 9, 2018, for Luke J. Umstetter		10-Q	10.02	11-08-18
10.65+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation	*
21	Schedule of the Company’s Subsidiaries as of March 31, 2019	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of March 31, 2019 and March 31, 2018;
	(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017;
	(iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017;
	(iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017;
	(v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	May 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	May 24, 2019	Date:	May 24, 2019

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	May 24, 2019

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	May 24, 2019	Date:	May 24, 2019

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	May 24, 2019	Date:	May 24, 2019