Form 10-Q
period 2019-06-30
WORLD ACCEPTANCE CORP
filed 2019-08-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________ to ______________

Commission File Number:  000-19599

WORLD ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter.)

South Carolina	57-0425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

108 Frederick Street
Greenville,	South Carolina	29607
(Address of principal executive offices)
(Zip Code)

(864)	298-9800
(registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	WRLD	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The number of outstanding shares of the issuer’s no par value common stock as of July 31, 2019 was 9,041,850.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to "fiscal 2020" are to the Company’s fiscal year ending March 31, 2020; all references in this report to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; and all references to "fiscal 2018" are to the Company’s fiscal year ended March 31, 2018.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
DOJ	U.S. Department of Justice
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$9,759,095	$9,335,433
Gross loans receivable	1,222,696,245	1,127,957,383
Less:
Unearned interest, insurance and fees	(320,728,557)	(290,813,752)
Allowance for loan losses	(87,353,087)	(81,519,624)
Loans receivable, net	814,614,601	755,624,007
Right-of-use asset (Note 6)	117,266,685	—
Property and equipment, net	25,766,599	25,424,183
Deferred income taxes, net	25,903,849	23,830,899
Other assets, net	16,493,178	18,398,935
Goodwill	7,239,122	7,034,463
Intangible assets, net	23,649,536	15,340,153
Total assets	$1,040,692,665	$854,988,073

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$326,390,000	$251,940,000
Income taxes payable	12,717,210	11,550,197
Lease liability (Note 6)	117,871,908	—
Accounts payable and accrued expenses	34,053,486	39,381,251
Total liabilities	491,032,604	302,871,448

Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 9,181,305 and 9,284,118 shares at June 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	208,876,263	198,125,649
Retained earnings	340,783,798	353,990,976
Total shareholders' equity	549,660,061	552,116,625

Total liabilities and shareholders' equity	$1,040,692,665	$854,988,073

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2019	2018
Continuing operations
Revenues:
Interest and fee income	$122,910,149	$108,444,378
Insurance income, net and other income	15,531,834	14,345,607
Total revenues	138,441,983	122,789,985

Expenses:
Provision for loan losses	41,291,071	30,590,619
General and administrative expenses:
Personnel	52,459,445	40,793,850
Occupancy and equipment	11,949,749	10,592,751
Advertising	6,109,827	4,839,298
Amortization of intangible assets	954,641	263,452
Other	10,302,701	11,288,004
Total general and administrative expenses	81,776,363	67,777,355

Interest expense	4,403,328	4,225,001
Total expenses	127,470,762	102,592,975

Income from continuing operations before income taxes	10,971,221	20,197,010

Income taxes	2,362,822	4,559,345

Income from continuing operations	8,608,399	15,637,665

Discontinued operations (Note 2)
Income from discontinued operations before disposal of discontinued operations and income taxes	—	2,341,825
Loss on disposal of discontinued operations	—	(39,006,544)
Income taxes	—	476,240
Loss from discontinued operations	—	(37,140,959)

Net income (loss)	$8,608,399	$(21,503,294)

Net income per common share from continuing operations:
Basic	$1.01	$1.73
Diluted	$0.97	$1.69
Net loss per common share from discontinued operations:
Basic	$—	$(4.10)
Diluted	$—	$(4.01)

Net income (loss) per common share:
Basic	$1.01	$(2.37)
Diluted	$0.97	$(2.32)
Weighted average common shares outstanding:
Basic	8,507,121	9,054,793
Diluted	8,866,250	9,253,226

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2019	2018

Net income (loss)	$8,608,399	$(21,503,294)
Foreign currency translation adjustments	—	(5,235,838)
Comprehensive income (loss)	$8,608,399	$(26,739,132)

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	$552,116,625
Proceeds from exercise of stock options	39,766	2,676,573	—	—	2,676,573
Common stock repurchases	(141,077)	—	(21,815,577)	—	(21,815,577)
Restricted common stock expense under stock option plan, net of cancellations ($238,168)	(1,502)	6,452,703	—	—	6,452,703
Stock option expense	—	1,621,338	—	—	1,621,338
Net income	—	—	8,608,399	—	8,608,399
Balances at June 30, 2019	9,181,305	$208,876,263	340,783,798	—	$549,660,061

	Three months ended June 30, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	$541,107,852
Proceeds from exercise of stock options	20,830	1,428,938	—	—	1,428,938
Restricted common stock expense under stock option plan	—	950,790	—	—	950,790
Stock option expense	—	524,227	—	—	524,227
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Net loss	—	—	(21,503,294)	—	(21,503,294)
Balances at June 30, 2018	9,140,273	$178,791,182	369,772,411	(31,290,918)	$517,272,675

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$8,608,399	$(21,503,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	—	39,006,544
Amortization of intangible assets	954,641	263,452
Amortization of debt issuance costs	133,338	208,921
Provision for loan losses	41,291,071	32,399,678
Depreciation	1,799,075	1,833,309
Loss (gain) on sale of property and equipment	(69,369)	89,673
Deferred income tax expense (benefit)	(2,072,950)	413,750
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	8,312,209	1,475,017
Change in accounts:
Other assets, net	3,369,042	739,376
Income taxes payable	1,167,013	3,560,469
Accounts payable and accrued expenses	(5,327,765)	(3,033,131)
Net cash provided by operating activities	58,164,704	55,453,764
Cash flows from investing activities:
Increase in loans receivable, net	(69,555,473)	(64,053,964)
Net assets acquired from branch acquisitions, primarily loans	(30,795,192)	—
Increase in intangible assets from acquisitions	(9,468,683)	—
Purchases of property and equipment	(2,084,717)	(2,267,431)
Proceeds from sale of property and equipment	81,595	93,700
Net cash used in investing activities	(111,822,470)	(66,227,695)
Cash flow from financing activities:
Borrowings from senior notes payable	132,641,400	55,390,000
Payments on senior notes payable	(58,191,400)	(60,450,000)
Debt issuance costs associated with senior notes payable	(991,400)	(240,000)
Proceeds from exercise of stock options	2,676,573	1,428,938
Payments for taxes related to net share settlement of equity awards	(238,168)	—
Repurchase of common stock	(21,815,577)	—
Net cash provided by (used in) financing activities	54,081,428	(3,871,062)
Effects of foreign currency fluctuations on cash and cash equivalents	—	(765,404)
Net change in cash and cash equivalents	423,662	(15,410,397)
Cash and cash equivalents at beginning of period from continuing operations	9,335,433	12,473,833
Cash and cash equivalents at beginning of period from discontinued operations	—	19,612,471
Cash and cash equivalents at end of period	$9,759,095	$16,675,907
Cash and cash equivalents at end of period from continuing operations	$9,759,095	$10,262,901
Cash and cash equivalents at end of period from discontinued operations	$—	$6,413,006

Supplemental Disclosures:
Interest paid during the period	$3,953,803	$3,896,463
Income taxes paid during the period	$6,216,505	$1,291,884

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2019, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2019, and the results of operations and cash flows for the periods ended June 30, 2019 and 2018, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2019, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC.

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

There were no assets or liabilities of discontinued operations at June 30, 2019 and March 31, 2019.

The following table reconciles the major classes of line items constituting loss from discontinued operations to the amounts presented in the Consolidated Statements of Operations:

Three months ended June 30,
2018

Revenues	$9,693,367
Provision for loan losses	1,809,059
General and administrative expenses	5,542,483
Income from discontinued operations before disposal of discontinued operations and income taxes	2,341,825
Loss on disposal of discontinued operations	(39,006,544)
Income taxes	476,240
Loss from discontinued operations	$(37,140,959)

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Three months ended June 30,
	2019	2018

Cash provided by operating activities:	$—	$353,854
Cash provided by investing activities:	—	1,138,084
Cash provided by (used in) financing activities:	$—	$(17,126,000)

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

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU, as amended by ASU 2018-01, ASU 2018-10, and 2018-11, requires lessees to recognize assets and liabilities from leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

Upon adoption of this guidance on April 1, 2019 the Company removed its deferred rent expense balance of $0.4 million, recorded a right-of-use asset of $92.3 million, and recorded a lease liability of $92.7 million. Amounts recorded upon adoption of Topic 842 were adjusted from what was reported in the Company's Annual Report on From 10-K for the fiscal year ended March 31, 2019 due to the Company finalizing its implementation since that filing. In conjunction with adoption the Company made the following elections as outlined in ASU 2016-02 and its amendments:

•
The Company elects to apply the new guidance retrospectively at the beginning of the period of adoption, and, as a result, the adoption date shall be the beginning of the reporting period in which the Company first applies the guidance in Topic 842. The Company will not adjust comparative years in the consolidated financial statements or make the new required disclosures for periods before the adoption date. The new required disclosures will only be presented in the period of adoption and subsequently thereafter.

•
The Company elects, by class of underlying asset, to expense short-term leases on a straight-line basis over the life of the lease rather than applying the recognition requirements in Topic 842 according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	No
Office Equipment	Yes

•
The Company elects, by class of underlying asset, not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with those lease components as a single lease component according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	Yes
Office Equipment	Yes

•	The Company elects the following practical expedients, which must be elected as a package, when applying Topic 842 to leases that commenced before the adoption date:

1.	Not to reassess whether any expired or existing contracts are or contain leases;

2.
Not to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases); and,

3.	Not to reassess initial direct costs for any existing leases.

•
The Company elects to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the its right-of-use assets when applying Topic 842 to leases that commenced before the adoption date.

Adoption of the standard did not impact the Company's Consolidated Statements of Operations nor did adoption require the Company to alter its revolving credit facility to remain in compliance with its debt covenants.

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments in this update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Fair value measurements are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized below.

		June 30, 2019		March 31, 2019
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,759,095	9,759,095	$9,335,433	9,335,433
Loans receivable, net	3	814,614,601	814,614,601	755,624,007	755,624,007

LIABILITIES
Senior notes payable	3	326,390,000	326,390,000	251,940,000	251,940,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2019 or March 31, 2019.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	June 30, 2019	March 31, 2019	June 30, 2018

Small loans	$805,380,448	$736,643,663	$716,209,163
Large loans	412,902,115	383,686,372	345,206,234
Tax advance loans	4,413,682	7,627,348	1,257,780
Total gross loans	$1,222,696,245	$1,127,957,383	$1,062,673,177

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,
	2019	2018

Balance at beginning of period	$81,519,624	$66,088,139
Provision for loan losses	41,291,071	30,590,619
Loan losses	(39,523,987)	(32,441,141)
Recoveries	4,066,379	3,792,005
Balance at end of period	$87,353,087	$68,029,622

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

June 30, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,898,870	—	4,898,870
Gross loans contractually delinquent	60,531,119	—	60,531,119
Loans not contractually delinquent and not in bankruptcy	—	1,157,266,256	1,157,266,256
Gross loan balance	65,429,989	1,157,266,256	1,222,696,245
Unearned interest and fees	(13,190,042)	(307,538,515)	(320,728,557)
Net loans	52,239,947	849,727,741	901,967,688
Allowance for loan losses	(47,549,279)	(39,803,808)	(87,353,087)
Loans, net of allowance for loan losses	$4,690,668	809,923,933	814,614,601

March 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,644,203	—	4,644,203
Gross loans contractually delinquent	59,633,541	—	59,633,541
Loans not contractually delinquent and not in bankruptcy	—	1,063,679,639	1,063,679,639
Gross loan balance	64,277,744	1,063,679,639	1,127,957,383
Unearned interest and fees	(14,319,795)	(276,493,957)	(290,813,752)
Net loans	49,957,949	787,185,682	837,143,631
Allowance for loan losses	(45,511,124)	(36,008,500)	(81,519,624)
Loans, net of allowance for loan losses	$4,446,825	751,177,182	755,624,007

June 30, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,472,996	—	4,472,996
Gross loans contractually delinquent	48,449,681	—	48,449,681
Loans not contractually delinquent and not in bankruptcy	—	1,009,750,500	1,009,750,500
Gross loan balance	52,922,677	1,009,750,500	1,062,673,177
Unearned interest and fees	(10,714,788)	(270,171,767)	(280,886,555)
Net loans	42,207,889	739,578,733	781,786,622
Allowance for loan losses	(37,924,995)	(30,104,627)	(68,029,622)
Loans, net of allowance for loan losses	$4,282,894	709,474,106	713,757,000

The average net balance of impaired loans was $51.1 million and $42.7 million, respectively, for the three month periods ended June 30, 2019, and 2018. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality for the period indicated:

	June 30, 2019	March 31, 2019	June 30, 2018
Credit risk
Consumer loans- non-bankrupt accounts	$1,216,089,192	$1,121,895,834	$1,057,020,248
Consumer loans- bankrupt accounts	6,607,053	6,061,549	5,652,929
Total gross loans	$1,222,696,245	$1,127,957,383	$1,062,673,177

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,133,978,402	$1,039,774,448	$992,218,267
Contractual non-performing, 61 or more days delinquent (1)	88,717,843	88,182,935	70,454,910
Total gross loans	$1,222,696,245	$1,127,957,383	$1,062,673,177

Credit risk profile based on customer type
New borrower	$147,365,635	$138,140,479	$103,601,323
Former borrower	133,566,583	116,242,182	121,695,512
Refinance	920,783,881	854,880,194	819,375,003
Delinquent refinance	20,980,146	18,694,528	18,001,339
Total gross loans	$1,222,696,245	$1,127,957,383	$1,062,673,177

_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	June 30, 2019	March 31, 2019	June 30, 2018
Contractual basis:
30-60 days past due	$46,738,172	40,300,574	37,050,516
61-90 days past due	28,186,725	28,549,394	22,005,229
91 days or more past due	60,531,118	59,633,541	48,449,681
Total	$135,456,015	128,483,509	107,505,426

Percentage of period-end gross loans receivable	11.1%	11.4%	10.1%

Recency basis:
30-60 days past due	$45,096,798	35,992,122	34,926,566
61-90 days past due	25,365,096	22,393,106	19,630,463
91 days or more past due	44,176,264	42,771,862	34,006,294
Total	$114,638,158	101,157,090	88,563,323

Percentage of period-end gross loans receivable	9.4%	9.0%	8.3%

NOTE 6 – LEASES

ASU No. 2016-02 Adoption

The Company
adopted the new lease accounting standard on April 1, 2019. See Note 3, “Summary of Significant Accounting Policies,” for an overview of the transition to this standard.

Accounting Policies and Matters Requiring Management's Judgment

When determining the economic life of a lease the Company adopts a convention of applying an economic life equal to the useful life as specified in its accounting policy. Refer to Note 1, “Property and Equipment,” to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for a description of the Company's accounting policy regarding useful lives.

The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842. Management applies its effective annual interest rate to leases entered for the entirety of the subsequent year. For example, FY2019’s annual effective interest rate of 6.7% will be used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in FY2020 or until a new annual effective interest rate is available for application.

Based on its historical practice, the Company believes it is reasonably certain to exercise a given option associated with a given office space lease. Therefore, the Company classifies all lease options for office space as “reasonably certain” unless it has specific knowledge to the contrary for a given lease. The Company does not believe it is reasonably certain to exercise any options associated with its office equipment leases.

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as Operating at June 30, 2019. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three months ended June 30, 2019:

Three months ended June 30,
2019
Lease Cost
Operating lease cost	$6,230,579
Variable lease cost	804,607
Total lease cost	$7,035,186

The following table reports other information about the Company's leases for the three months ended June 30, 2019:

Three months ended June 30,
2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,032,398
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$30,046,246
Weighted average remaining lease term — operating leases	5.2 years
Weighted-average discount rate — operating leases	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, SC. The lease payments are projected to commences in December 2019; however, execution of the lease agreement triggered recognition of the ROU asset in May 2019 for approximately $26.9 million.

The following table reports information about the maturity of the Company's operating leases as of June 30, 2019:

Operating lease liability maturity analysis
FY2020	$18,077,542
FY2021	22,501,563
FY2022	19,122,696
FY2023	15,184,316
FY2024	10,978,524
FY2025	7,076,802
Thereafter	28,659,065
Total undiscounted lease liability	$121,600,508
Imputed interest	3,728,600
Total discounted lease liability	$117,871,908

The Company had no leases with related parties at June 30, 2019.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2019	2018
Basic:
Weighted average common shares outstanding (denominator)	8,507,121	9,054,793

Diluted:
Weighted average common shares outstanding	8,507,121	9,054,793
Dilutive potential common shares securities	359,129	198,433
Weighted average diluted shares outstanding (denominator)	8,866,250	9,253,226

Options to purchase 683,442 and 486,561 shares of common stock at various prices were outstanding during the three months ended June 30, 2019 and 2018 respectively, but were not included in the computation of diluted EPS because the option exercise price was anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2019, there were a total of 205,484 shares of common stock available for grant under the plans.

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

The Restricted Stock awards vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

The Service Options vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Service Options shall have a 10-year term.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2019 and 2018 was $68.63 and $49.67, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2019	2018

Dividend Yield	—%	—%
Expected Volatility	49.74%	53.02%
Average risk-free rate	2.22%	2.84%
Expected Life	6.6 years	5.0 years

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

Option activity for the three months ended June 30, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	704,240	$85.33
Granted during period	1,500	133.14
Exercised during period	(39,766)	67.31
Forfeited during period	(443)	63.31
Expired during period	—	—
Options outstanding, end of period	665,531	$86.53	7.0 years	$51,629,291
Options exercisable, end of period	261,633	$71.24	4.1 years	$24,297,778

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2019. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2019 and 2018 was as follows:

	June 30, 2019	June 30, 2018

Three months ended	$2,835,328	$941,140

As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $14.1 million, which is expected to be recognized over a weighted-average period of approximately 5.0 years.

Restricted Stock

The Company did not grant any shares of restricted stock during the first quarter of fiscal 2020.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $6.7 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2019, there was approximately $59.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 4.2 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2019, and changes during the three months ended June 30, 2019, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2019	783,450	$100.66
Granted during the period	—	—
Vested during the period	(3,459)	101.14
Forfeited during the period	—	—
Outstanding at June 30, 2019	779,991	$100.65

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three-month periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,
	2019	2018
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,621,338	$524,227
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	6,690,870	950,790
Total stock-based compensation related to equity classified awards	$8,312,208	$1,475,017

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2019. There were no acquisitions during the three months ended June 30, 2018.

Three months ended June 30,
2019
Acquisitions:
Number of branches acquired through business combinations	21
Number of loan portfolios acquired through asset purchases	94
Total acquisitions	115

Purchase price	$40,263,875

Tangible assets:
Loans receivable, net	30,726,192
Property and equipment	69,000
Total tangible assets	30,795,192

Excess of purchase prices over carrying value of net tangible assets	$9,468,683

Customer lists	$8,689,024
Non-compete agreements	$575,000
Goodwill	$204,659

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

The following table describes the Company's business combination activity for the three months ended June 30, 2019.

No.	Acquiree Name	Acquiree State(s)	Date
1	Western Shamrock Corporation (11 branches)	GA	4/29/2019
2	Western Shamrock Corporation (7 branches)	SC	5/9/2019
3	Western Shamrock Corporation (3 branches)	AL	5/14/2019

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

NOTE 10 – DEBT

Revolving Credit Facility

In June 2019, the Company entered into an amended and restated revolving credit agreement, which amends and restates the prior revolving credit agreement to, among other things: (i) increase the aggregate commitments of the lenders to $685.0 million (from $480.0 million); (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; (iii) provide for a process to transition to a new benchmark interest rate from LIBOR, if necessary; (iv) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2022; and (v) for clarity and convenience, restate the prior credit agreement, as amended since 2010. Under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

At June 30, 2019 $326.4 million was outstanding under the Company's revolving credit facility, not including a $0.3 million outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2019. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.1% annualized and 6.7%, respectively, and the unused amount available under the revolver at June 30, 2019 was $351.5 million. Borrowings under the revolving credit facility mature on June 7, 2022.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $375.0 million; (ii) a minimum fixed charge coverage ratio of 2.5 to 1.0; (iii) a maximum provision for loan losses for any four quarters then ending that meets or exceeds the net loan charge off for the corresponding period; and (iv) a maximum specified level for the collateral performance indicator of 24.0%, which is the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at June 30, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, prohibited payments on or amendment to subordinated debt, bankruptcy and other insolvency events, judgments, certain ERISA events, defaults under certain other agreements, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, other defaults under the agreement that are not remedied within thirty (30) days, invalidity of loan documents related to the agreement, appointment of a custodian, trustee, or receiver, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, cease and desist order, or other sanction (other than the imposition of a monetary fine), order, or ruling against the Company or any of its subsidiaries related in any way to the originating, holding, pledging, collecting, servicing, or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or other laws has occurred, as described in Note 12, such violation may give rise to an event of default under the agreement if such violation were to have a material adverse effect on the Company’s business, operations, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

NOTE 11 – INCOME TAXES

During the first quarter of fiscal 2019, the Company's former Mexican subsidiaries paid the U.S. Company a dividend of $17.1 million. Because of the Transition Tax, which was recorded as part of the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company's tax basis was greater than its book basis. This difference was recognized during the first quarter of fiscal 2019 when the foreign subsidiaries were marked as held for sale. The recognition of the basis difference created a capital loss that the Company does not believe will be recognized in the carryforward period; therefore, a tax valuation allowance of $7.9 million was recorded against the recognized loss in the first quarter of fiscal 2019.

As of June 30, 2019 and March 31, 2019, the Company had $5.9 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.5 million and $5.4 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2019, approximately $1.3 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2019, the Company had approximately $1.9 million accrued for gross interest, of which $83.4 thousand was accrued during the three months ended June 30, 2019.

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

The Company’s effective income tax rate for continuing operations decreased to 21.5% for the quarter ended June 30, 2019 compared to 22.6% for the prior year quarter. The decrease is primarily due to the reduction in the permanent difference related non-qualified stock option expense, which was partially offset by an increase in disallowed executive compensation under IRC Section 162(m).

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA or other laws has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

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

NOTE 13 – SUBSEQUENT EVENTS

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the recent sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated for continuing operations (unaudited):

	Three months ended June 30,
	2019	2018
	(Dollars in thousands)
Gross loans receivable	$1,222,696	$1,062,673
Average gross loans receivable (1)	1,173,917	1,027,381
Net loans receivable (2)	901,968	781,787
Average net loans receivable (3)	868,582	759,486

Expenses as a percentage of total revenue:
Provision for loan losses	29.8%	24.9%
General and administrative	59.1%	55.2%
Interest expense	3.2%	3.4%
Operating income as a % of total revenue (4)	11.1%	19.9%

Loan volume	752,148	672,242

Net charge-offs as percent of average net loans receivable	16.3%	15.1%

Return on average assets (trailing 12 months)	7.5%	6.8%

Return on average equity (trailing 12 months)	12.1%	11.1%

Branches opened or acquired (merged or closed), net	25	4

Branches open (at period end)	1,218	1,181
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

Comparison of three months ended June 30, 2019 versus three months ended June 30, 2018

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations and balance sheets for the applicable periods.

Gross loans outstanding for continuing operations increased to $1.22 billion as of June 30, 2019, a 15.1% increase from the $1.06 billion of gross loans outstanding as of June 30, 2018. During the three months ended June 30, 2019 our unique borrowers increased by 5.6% compared to an increase of 2.7% during the three months ended June 30, 2018.

Net income from continuing operations for the three months ended June 30, 2019 decreased to $8.6 million, a 45.0% decrease from the $15.6 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $9.0 million, or 37.0%.

Revenues from continuing operations increased by $15.7 million, or 12.7%, to $138.4 million during the three months ended June 30, 2019 from $122.8 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,148 branches open throughout both three-month periods increased by 12.0%.

Interest and fee income from continuing operations for the three months ended June 30, 2019 increased by $14.5 million, or 13.3%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at June 30, 2019 increased by 15.4% over the balance at June 30, 2018. Average net loans outstanding increased by 14.4% for the three months ended June 30, 2019 compared to the three-month period ended June 30, 2018.

Insurance commissions and other income from continuing operations for the three months ended June 30, 2019 increased by $1.2 million, or 8.3%, from the same period of the prior year. Insurance commissions increased by approximately $0.4 million, or 3.9%, during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018. Other income increased by $0.8 million primarily due to a $0.2 million increase from the preparation of tax returns and $0.5 million due to increased customer demand for the Company's motor club product.

The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 9.7% at June 30, 2019 compared to 8.7% at June 30, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 5.7% at June 30, 2019, compared to 5.0% at June 30, 2018. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 7.3% June 30, 2019 compared to 6.6% at June 30, 2018.

Provision for loan losses from continuing operations expense for the three months ended June 30, 2019 increased by $10.7 million, or 35.0%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $6.8 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 15.1% for the three months ended June 30, 2018 to 16.3% for the three months ended June 30, 2019. The general reserve, which is driven by total loans outstanding, resulted in the provision increasing $1.5 million due to faster growth in outstanding loans from continuing operations during the three-month period ended June 30, 2019. The portion of provision expense driven by accounts 91 days or more past due on a recency basis increased $1.9 million for the three months ended June 30, 2019 when compared to the same period of the prior year.

Loan balances of customers who are new borrowers to the company (less than 6 months since their first origination at the time of their current loan) have grown 45.0% year over year. As a percentage of the total portfolio, balances attributable to these borrowers increased to 17.2% at June 30, 2019 compared to 13.7% at June 30, 2018. Loan balances of customers who have less than twelve months since their first origination at the time of their current loan have grown 39.9%. As a percentage of the total portfolio, balances attributable to these borrowers increased to 25.0% at June 30, 2019 compared to 20.5% at June 30, 2018. These percentage increases are due to both organic customer growth and portfolio acquisitions throughout the year. We anticipate that this increased weighting of new borrowers, our riskiest customer type, in the portfolio will continue to result in increased delinquencies and charge-offs in the future.

G&A expenses from continuing operations for the three months ended June 30, 2019 increased by $14.0 million, or 20.7%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 55.2% during the first three months of fiscal 2019 to 59.1% during the first three months of fiscal 2020. G&A expenses per average open branch increased by 17.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $52.5 million for the three months ended June 30, 2019, a $11.7 million, or 28.6%, increase over the three months ended June 30, 2018. Approximately $6.5 million of the increase was due to additional share-based compensation associated with the long-term incentive program and director equity awards, as previously disclosed. Expenses related to health benefits increased approximately $2.0 million as a result of higher average claims as well as an increase in headcount. The Company's headcount as of June 30, 2019 increased 8.4% compared to June 30, 2018, primarily driven by acquisitions during the 12 months ending June 30, 2019; however, accounts per employee have increased by approximately 5.3% over the same 12 months.

Occupancy and equipment expense totaled $11.9 million for the three months ended June 30, 2019, a $1.4 million, or 12.8%, increase over the three months ended June 30, 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended June 30, 2019, the average expense per branch increased slightly to $9.9 thousand, up from $9.0 thousand for the three months ended June 30, 2018. The increase in expense per branch is partially due to adding redundant data and voice circuits to our branches to support new technology roll-outs as well as reduce down time in the branches.

Advertising expense totaled $6.1 million for the three months ended June 30, 2019, a $1.3 million, or 26.3%, increase over the three months ended June 30, 2018.

Amortization of intangible assets totaled $1.0 million for the three months ended June 30, 2019, a $0.7 million, or 262.4%, increase over the three months ended June 30, 2018, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $10.3 million for the three months ended June 30, 2019, a $1.0 million, or 8.7%, decrease over the three months ended June 30, 2018.

Interest expense for the three months ended June 30, 2019 increased by $0.2 million, or 4.2%, from the corresponding three months of the previous year. The increase in interest expense was due to a 16.0% increase in the average debt outstanding, from $240.7 million to $279.2 million. The increase in average debt outstanding was partially offset by a reduction in the interest margin on the credit facility. The Company’s debt-to-equity ratio increased from 0.5:1 at June 30, 2018 to 0.6:1 at June 30, 2019.

Other key return ratios for the first three months of fiscal 2020 included a 7.5% return on average assets and a return on average equity of 12.1% (both on a trailing 12-month basis), as compared to a 6.8% return on average assets and a return on average equity of 11.1% for the first three months of fiscal 2019.

The Company’s effective income tax rate for continuing operations decreased to 21.5% for the three months ended June 30, 2019 compared to 22.6% for the corresponding period of the previous year. The decrease is primarily due to the reduction in the permanent difference related non-qualified stock option expense, which was partially offset by an increase in disallowed executive compensation under IRC Section 162(m).

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. In addition, any disposition of these matters could result in modifications to our business practices and compliance programs. Any disposition could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company could also face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. If it is determined that a violation of the FCPA or other laws has occurred, such violation may give rise to an event of default under the Company’s credit agreement if such violation were to have a material adverse effect on the Company’s business, operations, properties, assets, or condition (financial or otherwise) or if the amount of any settlement, penalties, fines or other payments resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

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

Refer to Note 11 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in our other reports filed with, or furnished to, the SEC from time to time for additional information.

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the “Rule”) imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The Company does not believe that the Rule will have a material impact on the Company’s existing lending procedures, because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. The Company also currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

Further, on June 6, 2019, the CFPB amended the Rule to delay the August 19, 2019 compliance date for part of the Rule’s provisions, including the ability to repay requirements. The new compliance date for the ability to repay requirements is November 19, 2020. In addition, on February 6, 2019, the CFPB issued a notice of proposed rulemaking proposing to rescind provisions of the Rule governing the ability to repay requirements. The CFPB is currently considering comments related to the proposal to rescind these provisions. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB.

See Part I, Item 1, “Business - Government Regulation - Federal legislation” and Part I, Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2019 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2019 was $58.2 million.

The Company continues to believe that repurchases of common stock are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, the Company's amended and restated revolving credit agreement limits share repurchases to the aggregate of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019. The Company can repurchase additional amounts of shares with prior written consent from lenders.

Expenditures by the Company to open and furnish new branches averaged approximately $44,000 per branch during fiscal 2019. New branches have also required from $150,000 to $500,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the three months ended June 30, 2019, the Company opened 7 new branches, acquired 21 branches, and merged 3 branches into existing ones.

The Company acquired 21 branches through business combinations during the first three months of fiscal 2020. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. In June 2019, the Company entered into an amended and restated revolving credit agreement, which amends and restates the prior revolving credit agreement to, among other things: (i) increase the aggregate commitments of the lenders to $685.0 million (from $480.0 million); (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; (iii) provide for a process to transition to a new benchmark interest rate from LIBOR, if necessary; (iv) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2022; and (v) for clarity and convenience, restate the prior credit agreement, as amended since 2010.

The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At June 30, 2019, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

The agreement establishes a maximum specified level for the collateral performance indicator of 24.0%. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.1% annualized and 6.7%, respectively, and the unused amount available under the revolver at June 30, 2019 was $351.5 million. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $375.0 million; (ii) a minimum fixed charge coverage ratio of 2.5 to 1.0; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iii) a maximum provision for loan losses for any four quarters then ending that meets or exceeds the net loan charge off for the corresponding period; and (iv) a maximum specified level for the collateral performance indicator of 24.0%, which is the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at June 30, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, prohibited payments on or amendment to subordinated debt, bankruptcy and other insolvency events, judgments, certain ERISA events, defaults under certain other agreements, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, other defaults under the agreement that are not remedied within thirty (30) days, invalidity of loan documents related to the agreement, appointment of a custodian, trustee, or receiver, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, cease and desist order, or other sanction (other than the imposition of a monetary fine), order, or ruling against the Company’ or any of its subsidiaries related in any way to the originating, holding, pledging, collecting, servicing, or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of the FCPA or other laws has occurred, as described above in "—Regulatory Matters—Mexico Investigation" and in Part I, Item 3, "Legal Proceedings—Mexico Investigation" in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, such violation may give rise to an event of default under our credit agreement if such violation were to have a material adverse effect on our business, operations, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants. See Note 10 to the unaudited Consolidated Financial Statements for additional information regarding the Company’s debt.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2019, including, but not limited to, any discussions in Part I, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

Since 1996, the Company has repurchased approximately 19.0 million shares for an aggregate purchase price of approximately $955.1 million. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock, inclusive of the remaining amount available for repurchases under prior repurchase authorizations. The stock repurchases made pursuant to this authorization will be effected from time to time pursuant to a Rule 10b5-1 plan. As of June 30, 2019, the Company has $178.2 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe that common stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, the Company's amended and restated revolving credit agreement limits share repurchases to the aggregate of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2019, the Company's debt outstanding was $326.4 million and its shareholders' equity was $549.7 million, resulting in a debt-to-equity ratio of 0.6:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Allowance for Loan Losses

The Company has developed processes and procedures for assessing the adequacy of the allowance for loan losses that take into consideration various assumptions and estimates with respect to the loan portfolio. The Company’s assumptions and estimates may be affected in the future by changes in economic conditions, among other factors. Additional information concerning the allowance for loan losses is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Quality” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2019, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $326.4 million at June 30, 2019. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at June 30, 2019, a change of 1.0% in the interest rates would cause a change in interest expense of approximately $3.3 million on an annual basis.

Foreign Currency Exchange Rate Risk

Until the sale of its foreign subsidiaries, effective as of July 1, 2018, the Company held branches in Mexico, where its local businesses utilized the Mexican peso as their functional currency. The consolidated financial statements of the Company are denominated in U.S. dollars and were, therefore, impacted by changes in the U.S. dollar to Mexican peso exchange rate until the sale of the Company's foreign subsidiaries. As a result of such sale, the Company is not currently subject to foreign currency exchange rate risk and a change in the U.S. dollar to Mexican peso exchange rate as of June 30, 2019 would not be material to the Company's unaudited consolidated financial statements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain restrictions on the payment of cash dividends on its capital stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 19.0 million shares for an aggregate purchase price of approximately $955.1 million. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock, inclusive of approximately $0.5 million remaining available for repurchases under the repurchase authorization previously approved on December 16, 2018. The stock repurchases made pursuant to this authorization will be effected from time to time pursuant to a Rule 10b5-1 plan. As of June 30, 2019, the Company has $178.2 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility, and other market and economic conditions. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2019	—	$—	—	$500,087
May 1 through May 31, 2019	—	—	—	500,087
June 1 through June 30, 2019	141,077	154.61	141,077	178,188,655
Total for the quarter	141,077	$154.61	141,077

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.01+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	4-19-19
10.02+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between R. Chad Prashad and World Acceptance Corporation		8-K	10.2	4-19-19
10.03+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between John L. Calmes, Jr. and World Acceptance Corporation		8-K	10.3	4-19-19
10.04+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between D. Clinton Dyer and World Acceptance Corporation		8-K	10.4	4-19-19
10.05+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	5-24-19
10.06	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019, among World Acceptance Corporation, the lender parties, and Wells Fargo Bank, N.A. as administrative agent and collateral agent		8-K	10.1	6-7-19
10.07	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019, between World Acceptance Corporation and Wells Fargo Bank, N.A. as collateral agent		8-K	10.2	6-7-19
10.08	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019, among the subsidiaries of World Acceptance Corporation and Wells Fargo Bank, N.A. as collateral agent		8-K	10.3	6-7-19
10.09	Amended and Restated Guaranty Agreement, dated as of June 7, 2019, among World Acceptance Corporation, the lender parties, and Wells Fargo Bank, N.A. as collateral agent		8-K	10.4	6-7-19
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2019, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019;
	(ii) Consolidated Statements of Operations for the three months ended June 30, 2019 and June 30, 2018;
	(iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and June 30, 2018;
	(iv) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2019 and June 30, 2018;
	(v) Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and June 30, 2018; and
	(vi) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 6 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	August 7, 2019

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	August 7, 2019

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 7, 2019