Form 10-Q
period 2019-09-30
WORLD ACCEPTANCE CORP
filed 2019-11-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

The number of outstanding shares of the issuer’s no par value common stock as of October 25, 2019 was 7,915,217.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$10,224,755	$9,335,433
Gross loans receivable	1,274,146,794	1,127,957,383
Less:
Unearned interest, insurance and fees	(334,326,349)	(290,813,752)
Allowance for loan losses	(101,469,313)	(81,519,624)
Loans receivable, net	838,351,132	755,624,007
Right-of-use asset (Note 6)	119,403,263	—
Property and equipment, net	27,075,833	25,424,183
Deferred income taxes, net	31,898,939	23,830,899
Other assets, net	16,151,630	18,398,935
Goodwill	7,262,146	7,034,463
Intangible assets, net	27,448,670	15,340,153
Total assets	$1,077,816,368	$854,988,073

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$518,831,400	$251,940,000
Income taxes payable	1,521,276	11,550,197
Lease liability (Note 6)	120,130,417	—
Accounts payable and accrued expenses	42,389,238	39,381,251
Total liabilities	682,872,331	302,871,448

Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 7,945,842 and 9,284,118 shares at September 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	218,135,573	198,125,649
Retained earnings	176,808,464	353,990,976
Total shareholders' equity	394,944,037	552,116,625

Total liabilities and shareholders' equity	$1,077,816,368	$854,988,073

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Continuing operations
Revenues:
Interest and fee income	$126,091,032	$113,490,097	$249,001,181	$221,934,475
Insurance income, net and other income	15,482,084	13,625,666	31,013,918	27,971,273
Total revenues	141,573,116	127,115,763	280,015,099	249,905,748

Expenses:
Provision for loan losses	52,968,036	40,358,696	94,259,107	70,949,315
General and administrative expenses:
Personnel	49,610,802	39,906,459	102,070,247	80,700,309
Occupancy and equipment	13,554,466	11,901,403	26,910,768	23,709,581
Advertising	6,269,734	5,116,301	12,379,561	9,955,599
Amortization of intangible assets	1,257,953	275,496	2,212,594	538,948
Other	7,759,428	7,736,189	16,655,576	17,808,766
Total general and administrative expenses	78,452,383	64,935,848	160,228,746	132,713,203

Interest expense	6,327,817	4,157,999	10,731,145	8,383,000
Total expenses	137,748,236	109,452,543	265,218,998	212,045,518

Income from continuing operations before income taxes	3,824,880	17,663,220	14,796,101	37,860,230

Income taxes (benefit)	(395,121)	3,604,153	1,967,701	8,163,498

Income from continuing operations	4,220,001	14,059,067	12,828,400	29,696,732

Discontinued operations (Note 2)
Income from discontinued operations before disposal of discontinued operations and income taxes	—	—	—	2,341,825
Gain (loss) on disposal of discontinued operations	—	628,921	—	(38,377,623)
Income taxes	—	150,343	—	626,583
Loss from discontinued operations	—	478,578	—	(36,662,381)

Net income (loss)	$4,220,001	$14,537,645	$12,828,400	$(6,965,649)

Net income per common share from continuing operations:
Basic	$0.54	$1.55	$1.57	$3.28
Diluted	$0.51	$1.51	$1.50	$3.20
Net income (loss) per common share from discontinued operations:

Basic	$—	$0.05	$—	$(4.05)
Diluted	$—	$0.05	$—	$(3.95)
Net income (loss) per common share:
Basic	$0.54	$1.60	$1.57	$(0.77)
Diluted	$0.51	$1.56	$1.50	$(0.75)
Weighted average common shares outstanding:
Basic	7,807,229	9,072,160	8,155,263	9,063,524
Diluted	8,201,597	9,292,886	8,532,012	9,273,104

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$4,220,001	$14,537,645	$12,828,400	$(6,965,649)
Foreign currency translation adjustments	—	—	—	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	31,290,918	—	31,290,918
Comprehensive income	$4,220,001	$45,828,563	$12,828,400	$19,089,431

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at June 30, 2019	9,181,305	$208,876,263	340,783,798	—	549,660,061
Proceeds from exercise of stock options	15,706	977,522	—	—	977,522
Common stock repurchases	(1,251,103)	—	(168,195,335)	—	(168,195,335)
Restricted common stock expense under stock option plan, net of cancellations ($8,481)	(66)	6,677,016	—	—	6,677,016
Stock option expense	—	1,604,772	—	—	1,604,772
Net income	—	—	4,220,001	—	4,220,001
Balances at September 30, 2019	7,945,842	$218,135,573	176,808,464	—	394,944,037

	Three months ended September 30, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at June 30, 2018	9,140,273	$178,791,182	369,772,411	(31,290,918)	517,272,675
Proceeds from exercise of stock options	4,446	386,468	—	—	386,468
Common stock repurchases	—	—	—	—	—
Restricted common stock expense under stock option plan	8,426	963,559	—	—	963,559
Stock option expense	—	539,410	—	—	539,410
Other comprehensive loss	—	—	—	—	—
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico Business	—	—	—	31,290,918	31,290,918
Net loss	—	—	14,537,645	—	14,537,645
Balances at September 30, 2018	9,153,145	$180,680,619	384,310,056	—	564,990,675

	Six months ended September 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	$552,116,625
Proceeds from exercise of stock options	55,472	3,654,097	—	—	3,654,097
Common stock repurchases	(1,392,180)	—	(190,010,912)	—	(190,010,912)
Restricted common stock expense under stock option plan, net of cancellations ($246,650)	(1,568)	13,129,717	—	—	13,129,717
Stock option expense	—	3,226,110	—	—	3,226,110
Net income	—	—	12,828,400	—	12,828,400
Balances at September 30, 2019	7,945,842	$218,135,573	176,808,464	—	$394,944,037

	Six months ended September 30, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	$541,107,852
Proceeds from exercise of stock options	25,276	1,815,406	—	—	1,815,406
Restricted common stock expense under stock option plan	8,426	1,914,349	—	—	1,914,349
Stock option expense	—	1,063,637	—	—	1,063,637
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net loss	—	—	(6,965,649)	—	(6,965,649)
Balances at September 30, 2018	9,153,145	$180,680,619	384,310,056	—	$564,990,675

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$12,828,400	$(6,965,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	—	38,377,623
Amortization of intangible assets	2,212,594	538,948
Amortization of debt issuance costs	261,392	320,588
Provision for loan losses	94,259,107	70,949,315
Depreciation	3,499,067	3,296,860
Loss (gain) on sale of property and equipment	(101,774)	123,852
Deferred income tax benefit	(8,068,040)	(2,717,297)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	16,602,477	2,977,986
Change in accounts:
Other assets, net	3,704,467	(7,806,866)
Income taxes payable	(10,028,921)	(532,236)
Accounts payable and accrued expenses	3,007,987	(3,299,779)
Net cash provided by operating activities	118,176,756	95,263,345
Cash flows from investing activities:
Increase in loans receivable, net	(130,033,384)	(132,314,528)
Net assets acquired from branch acquisitions, primarily loans	(47,021,848)	(9,264,527)
Increase in intangible assets from acquisitions	(14,548,794)	(2,751,345)
Purchases of property and equipment	(5,132,987)	(4,609,927)
Proceeds from sale of property and equipment	153,044	159,031
Proceeds from sale of Mexico business	—	37,494,505
Net cash used in investing activities	(196,583,969)	(111,286,791)
Cash flow from financing activities:
Borrowings from senior notes payable	358,191,400	130,190,000
Payments on senior notes payable	(91,300,000)	(144,900,000)
Debt issuance costs associated with senior notes payable	(991,400)	(240,000)
Proceeds from exercise of stock options	3,654,097	1,815,406
Payments for taxes related to net share settlement of equity awards	(246,650)	—
Repurchase of common stock	(190,010,912)	—
Net cash provided by (used in) financing activities	79,296,535	(13,134,594)
Effects of foreign currency fluctuations on cash and cash equivalents	—	2,667,447
Net change in cash and cash equivalents	889,322	(26,490,593)
Cash and cash equivalents at beginning of period from continuing operations	9,335,433	12,473,833
Cash and cash equivalents at beginning of period from discontinued operations	—	19,612,471
Cash and cash equivalents at end of period	$10,224,755	$5,595,711
Cash and cash equivalents at end of period from continuing operations	$10,224,755	$5,595,711
Cash and cash equivalents at end of period from discontinued operations	$—	$—

Supplemental Disclosures:
Interest paid during the period	$9,303,060	$7,878,609
Income taxes paid during the period	$17,683,191	$12,261,977

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2019, and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2019, and the results of operations and cash flows for the periods ended September 30, 2019 and 2018, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – DISCONTINUED OPERATIONS

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. The Company has provided, and may continue to provide, limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operations subsequent to the sale's effective date.

There were no assets or liabilities of discontinued operations at September 30, 2019 and March 31, 2019.

The following table reconciles the major classes of line items constituting loss from discontinued operations to the amounts presented in the consolidated statements of operations:

	Three months ended September 30,	Six months ended September 30,
	2018	2018

Revenues	—	$9,693,367
Provision for loan losses	—	1,809,059
General and administrative expenses	—	5,542,483
Income from discontinued operations before disposal of discontinued operations and income taxes	—	2,341,825
Gain (loss) on disposal of discontinued operations	628,921	(38,377,623)
Income taxes	150,343	626,583
Loss from discontinued operations	478,578	$(36,662,381)

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Six months ended September 30,
	2019	2018

Cash provided by operating activities:	$—	$3,553,854
Cash provided by investing activities:	—	1,138,084
Cash provided by (used in) financing activities:	$—	$(17,126,000)

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

Upon adoption of this guidance on April 1, 2019 the Company removed its deferred rent expense balance of $0.4 million, recorded a right-of-use asset of $92.3 million, and recorded a lease liability of $92.7 million. Amounts recorded upon adoption of Topic 842 were adjusted from what was reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 due to the Company finalizing its implementation since that filing. In conjunction with adoption the Company made the following elections as outlined in ASU 2016-02 and its amendments:

•
The Company elected to apply the new guidance retrospectively at the beginning of the period of adoption, and, as a result, the adoption date is the beginning of the reporting period in which the Company first applies the guidance in Topic 842. The Company has not adjusted comparative years in the consolidated financial statements or make the new required disclosures for periods before the adoption date. The new required disclosures are only presented in the period of adoption and subsequently thereafter.

•
The Company elected, by class of underlying asset, to expense short-term leases on a straight-line basis over the life of the lease rather than applying the recognition requirements in Topic 842 according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	No
Office Equipment	Yes

•
The Company elected, by class of underlying asset, not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with those lease components as a single lease component according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	Yes
Office Equipment	Yes

•	The Company elected the following practical expedients, which must be elected as a package, when applying Topic 842 to leases that commenced before the adoption date:

1.	Not to reassess whether any expired or existing contracts are or contain leases;

2.
Not to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 are classified as finance leases); and,

3.	Not to reassess initial direct costs for any existing leases.

•
The Company elected to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the its right-of-use assets when applying Topic 842 to leases that commenced before the adoption date.

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized below.

		September 30, 2019		March 31, 2019
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$10,224,755	10,224,755	$9,335,433	9,335,433
Loans receivable, net	3	838,351,132	838,351,132	755,624,007	755,624,007

LIABILITIES
Senior notes payable	3	518,831,400	518,831,400	251,940,000	251,940,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2019 or March 31, 2019.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	September 30, 2019	March 31, 2019	September 30, 2018

Small loans	$839,609,690	$736,643,663	$762,471,067
Large loans	433,389,225	383,686,372	363,884,295
Tax advance loans	1,147,879	7,627,348	436,834
Total gross loans	$1,274,146,794	$1,127,957,383	$1,126,792,196

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

Balance at beginning of period	$87,353,087	68,029,622	$81,519,624	$66,088,139
Provision for loan losses	52,968,036	40,358,696	94,259,107	70,949,315
Loan losses	(42,604,434)	(32,572,205)	(82,128,421)	(65,013,346)
Recoveries	3,752,624	3,494,262	7,819,003	7,286,267
Balance at end of period	$101,469,313	$79,310,375	$101,469,313	$79,310,375

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

September 30, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,919,237	—	5,919,237
Gross loans contractually delinquent	67,515,456	—	67,515,456
Loans not contractually delinquent and not in bankruptcy	—	1,200,712,101	1,200,712,101
Gross loan balance	73,434,693	1,200,712,101	1,274,146,794
Unearned interest and fees	(15,408,232)	(318,918,117)	(334,326,349)
Net loans	58,026,461	881,793,984	939,820,445
Allowance for loan losses	(52,358,792)	(49,110,521)	(101,469,313)
Loans, net of allowance for loan losses	$5,667,669	832,683,463	838,351,132

March 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,644,203	—	4,644,203
Gross loans contractually delinquent	59,633,541	—	59,633,541
Loans not contractually delinquent and not in bankruptcy	—	1,063,679,639	1,063,679,639
Gross loan balance	64,277,744	1,063,679,639	1,127,957,383
Unearned interest and fees	(14,319,795)	(276,493,957)	(290,813,752)
Net loans	49,957,949	787,185,682	837,143,631
Allowance for loan losses	(45,511,124)	(36,008,500)	(81,519,624)
Loans, net of allowance for loan losses	$4,446,825	751,177,182	755,624,007

September 30, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,002,410	—	5,002,410
Gross loans contractually delinquent	54,677,031	—	54,677,031
Loans not contractually delinquent and not in bankruptcy	—	1,067,112,755	1,067,112,755
Gross loan balance	59,679,441	1,067,112,755	1,126,792,196
Unearned interest and fees	(12,519,916)	(285,178,637)	(297,698,553)
Net loans	47,159,525	781,934,118	829,093,643
Allowance for loan losses	(42,369,717)	(36,940,658)	(79,310,375)
Loans, net of allowance for loan losses	$4,789,808	744,993,460	749,783,268

The average net balance of impaired loans was $53.4 million and $44.2 million, respectively, for the six month periods ended September 30, 2019, and 2018. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality of loans for the period indicated:

	September 30, 2019	March 31, 2019	September 30, 2018
Credit risk
Consumer loans- non-bankrupt accounts	$1,266,666,753	$1,121,895,834	$1,120,466,940
Consumer loans- bankrupt accounts	7,480,041	6,061,549	6,325,256
Total gross loans	$1,274,146,794	$1,127,957,383	$1,126,792,196

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,171,654,200	$1,039,774,448	$1,042,501,191
Contractual non-performing, 61 or more days delinquent (1)	102,492,594	88,182,935	84,291,005
Total gross loans	$1,274,146,794	$1,127,957,383	$1,126,792,196

Credit risk profile based on customer type
New borrower	$152,893,420	$138,140,479	$130,010,547
Former borrower	143,234,099	116,242,182	134,554,113
Refinance	954,842,006	854,880,194	843,003,017
Delinquent refinance	23,177,269	18,694,528	19,224,519
Total gross loans	$1,274,146,794	$1,127,957,383	$1,126,792,196

_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	September 30, 2019	March 31, 2019	September 30, 2018
Contractual basis:
30-60 days past due	$55,199,165	40,300,574	44,729,889
61-90 days past due	34,977,138	28,549,394	29,613,974
91 days or more past due	67,515,456	59,633,541	54,677,031
Total	$157,691,759	128,483,509	129,020,894

Percentage of period-end gross loans receivable	12.4%	11.4%	11.5%

Recency basis:
30-60 days past due	$54,101,357	35,992,122	44,470,880
61-90 days past due	30,534,482	22,393,106	24,995,370
91 days or more past due	51,155,873	42,771,862	40,612,083
Total	$135,791,712	101,157,090	110,078,333

Percentage of period-end gross loans receivable	10.7%	9.0%	9.8%

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

The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842. Management applies its effective annual interest rate to leases entered for the entirety of the subsequent year. For example, fiscal 2019’s annual effective interest rate of 6.7% will be used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in fiscal 2020 or until a new annual effective interest rate is available for application.

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at September 30, 2019. Both the real estate and office equipment leases range from three years tofive years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2019:

	Three months ended September 30,	Six months ended September 30,
	2019	2019
Lease Cost
Operating lease cost	$6,331,045	$12,653,350
Variable lease cost	808,682	1,614,685
Total lease cost	$7,139,727	$14,268,035

The following table reports other information about the Company's leases for the three and six months ended September 30, 2019:

	Three months ended September 30,	Six months ended September 30,
	2019	2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,181,758	$12,303,194
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$6,424,731	$37,073,292
Weighted average remaining lease term — operating leases	5.1 years	5.1 years
Weighted-average discount rate — operating leases	6.7%	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, SC. The lease payments are projected to commence in December 2019; however, execution of the lease agreement triggered recognition of the right-of-use asset in May 2019 for approximately $26.9 million.

The following table reports information about the maturity of the Company's operating leases as of September 30, 2019:

Operating lease liability maturity analysis
FY2020	$12,828,568
FY2021	24,253,675
FY2022	20,979,001
FY2023	16,785,853
FY2024	12,317,366
FY2025	8,293,707
Thereafter	30,005,000
Total undiscounted lease liability	$125,463,170
Imputed interest	5,332,753
Total discounted lease liability	$120,130,417

The Company had no leases with related parties at September 30, 2019.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding (denominator)	7,807,229	9,072,160	8,155,263	9,063,524

Diluted:
Weighted average common shares outstanding	7,807,229	9,072,160	8,155,263	9,063,524
Dilutive potential common shares securities	394,368	220,726	376,749	209,580
Weighted average diluted shares outstanding (denominator)	8,201,597	9,292,886	8,532,012	9,273,104

Options to purchase 655,462 and 468,253 shares of common stock at various prices were outstanding during the three months ended September 30, 2019 and 2018 respectively, but were not included in the computation of diluted EPS because the option exercise price exceeded the market value of the shares.

Options to purchase 669,374 and 477,357 shares of common stock at various prices were outstanding during the six months ended September 30, 2019 and 2018 respectively, but were not included in the computation of diluted EPS because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2019, there were a total of 204,744 shares of common stock available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a new long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders' interest by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

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

The Service Options vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Service Options have a 10-year term.

The Performance Options will fully vest if the Company attains the trailing earnings per share target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options have a 10-year term. The Performance Option performance target is set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Options Eligible for Vesting (Percentage of Award)
$25.30	100%

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended September 30, 2019 was $71.31. There were no options issued during the three months ended September 30, 2018.

The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2019 and 2018 was $70.69 and $49.67, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

Dividend Yield	—%	—%	—%	—%
Expected Volatility	51.25%	—%	50.90%	53.02%
Average risk-free rate	1.54%	—%	1.70%	2.84%
Expected Life	6.5 years	0.0 years	6.6 years	5.0 years

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

Option activity for the six months ended September 30, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	704,240	$85.33
Granted during period	6,500	137.58
Exercised during period	(55,472)	65.87
Forfeited during period	(4,643)	98.16
Expired during period	(120)	82.86
Options outstanding, end of period	650,505	$87.42	6.9 years	$26,137,340
Options exercisable, end of period	245,807	$71.81	3.9 years	$13,687,863

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  September 30, 2019. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2019 and 2018 was as follows:

	September 30, 2019	September 30, 2018

Three months ended	$1,515,230	$150,407
Six months ended	$4,350,557	$1,091,547

As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $12.6 million, which is expected to be recognized over a weighted-average period of approximately 4.8 years.

Restricted Stock

The Company did not grant any shares of restricted stock during the first six months of fiscal 2020.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $13.4 million and $1.9 million for the six months ended September 30, 2019 and 2018, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of September 30, 2019, there was approximately $52.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 4.0 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2019, and changes during the six months ended September 30, 2019, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2019	783,450	$100.66
Granted during the period	—	—
Vested during the period	(3,601)	101.78
Forfeited during the period	—	—
Outstanding at September 30, 2019	779,849	$100.65

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and six month periods ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,604,772	$539,410	$3,226,110	$1,063,637
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	6,685,497	963,559	13,376,367	1,914,349
Total stock-based compensation related to equity classified awards	$8,290,269	$1,502,969	$16,602,477	$2,977,986

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2019 and 2018.

	Six months ended September 30,
	2019	2018
Acquisitions:
Number of branches acquired through business combinations	37	3
Number of loan portfolios acquired through asset purchases	134	28
Total acquisitions	171	31

Purchase price	$61,570,642	$12,015,872

Tangible assets:
Loans receivable, net	46,952,848	9,264,527
Property and equipment	69,000	—
Total tangible assets	47,021,848	9,264,527

Excess of purchase prices over carrying value of net tangible assets	$14,548,794	$2,751,345

Customer lists	$13,466,111	2,596,345
Non-compete agreements	$855,000	155,000
Goodwill	$227,683	—

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

The following table describes the Company's business combination activity for the six months ended September 30, 2019.

No.	Acquiree Name	Acquiree State(s)	Date
1	Western Shamrock Corporation (11 branches)	GA	4/29/2019
2	Western Shamrock Corporation (7 branches)	SC	5/9/2019
3	Western Shamrock Corporation (3 branches)	AL	5/14/2019
4	Loyal Loans (7 branches)	UT	8/27/2019
5	Courtesy Loans (1 branch)	IL	8/28/2019
6	Courtesy Loans (8 branches)	MO, LA	9/6/2019

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates their fair value.

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

NOTE 10 – DEBT

Revolving Credit Facility

In June 2019, the Company entered into an amended and restated revolving credit agreement, which amended and restated the prior revolving credit agreement to, among other things: (i) increase the aggregate commitments of the lenders to $685.0 million (from $480.0 million); (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; (iii) provide for a process to transition to a new benchmark interest rate from LIBOR, if necessary; (iv) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2022; and (v) for clarity and convenience, restate the prior credit agreement, as amended since 2010. Under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

At September 30, 2019 $518.8 million was outstanding under the Company's revolving credit facility, not including a $0.3 million outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2019. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.7 million and $0.6 million for the six months ended September 30, 2019 and 2018, respectively.

For the six months ended September 30, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.9% annualized and 6.7%, respectively, and the unused amount available under the revolver at September 30, 2019 was $165.9 million. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The Company was in compliance with these covenants at September 30, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

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

NOTE 11 – INCOME TAXES

As of September 30, 2019 and March 31, 2019, the Company had $6.0 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.5 million and $5.4 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2019, approximately $1.6 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of September 30, 2019, the Company had approximately $1.9 million accrued for gross interest, of which $166.8 thousand was accrued during the six months ended September 30, 2019.

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

The Company’s effective income tax rate for continuing operations decreased to (10.3)% for the quarter ended September 30, 2019 compared to 20.4% for the prior year quarter. The decrease is primarily due to the recognition of tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related to non-qualified stock option expense in the current quarter, which was partially offset by an increase in disallowed executive compensation under IRC Section 162(m).

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

Further, under the terms of the stock purchase agreement among the Company and the Purchasers in connection with the sale of our Mexico operations, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of our former Mexico operations, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to expansion; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information for continuing operations derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Gross loans receivable	$1,274,147	$1,126,793	$1,274,147	$1,126,793
Average gross loans receivable (1)	1,253,249	1,098,797	1,212,281	1,063,148
Net loans receivable (2)	939,820	829,094	939,820	829,094
Average net loans receivable (3)	923,046	807,450	894,935	783,708

Expenses as a percentage of total revenue:
Provision for loan losses	37.4%	31.7%	33.7%	28.4%
General and administrative	55.4%	51.1%	57.2%	53.1%
Interest expense	4.5%	3.3%	3.8%	3.4%
Operating income as a % of total revenue (4)	7.2%	17.2%	9.1%	18.5%

Loan volume	729,775	647,271	1,481,923	1,319,512

Net charge-offs as percent of average net loans receivable	16.8%	14.4%	16.6%	14.7%

Return on average assets (trailing 12 months)	6.0%	6.9%	6.0%	6.9%

Return on average equity (trailing 12 months)	10.8%	11.0%	10.8%	11.0%

Branches opened or acquired (merged or closed), net	16	8	41	12

Branches open (at period end)	1,234	1,189	1,234	1,189
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

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations for the applicable periods.

Comparison of three months ended September 30, 2019 versus three months ended September 30, 2018

Gross loans outstanding for continuing operations increased to $1.27 billion as of September 30, 2019, a 13.1% increase from the $1.13 billion of gross loans outstanding as of September 30, 2018. During the three months ended September 30, 2019 our unique borrowers increased by 4.8% compared to an increase of 5.5% during the three months ended September 30, 2018.

Net income from continuing operations for the three months ended September 30, 2019 decreased to $4.2 million, a 70.0% decrease from the $14.1 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $11.7 million, or 53.5%.

Revenues from continuing operations for the three months ended September 30, 2019 increased by $14.5 million, or 11.4%, to $141.6 million from $127.1 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,154 branches open throughout both three-month periods increased by 10.5%.

Interest and fee income from continuing operations for the three months ended September 30, 2019 increased by $12.6 million, or 11.1%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at September 30, 2019 increased by 13.4% over the balance at September 30, 2018. Average net loans outstanding increased by 14.3% for the three months ended September 30, 2019 compared to the three-month period ended September 30, 2018.

Insurance commissions and other income from continuing operations for the three months ended September 30, 2019 increased by $1.9 million, or 13.6%, from the same period of the prior year. Insurance commissions increased by approximately $1.2 million, or 10.9%, during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018. Other income increased by $623.0 thousand primarily due to a $520.5 thousand increase in customer demand for the Company's motor club product.

The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 10.8% at September 30, 2019 compared to 9.6% at September 30, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 6.4% at September 30, 2019, compared to 5.8% at September 30, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis, excluding accounts that were acquired, were 6.0% at September 30, 2019. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 8.0% at September 30, 2019 compared to 7.5% at September 30, 2018.

Provision for loan losses from continuing operations expense for the three months ended September 30, 2019 increased by $12.6 million, or 31.2%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $9.8 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 14.4% for the three months ended September 30, 2018 to 16.8% for the three months ended September 30, 2019. The general reserve, which is driven by total loans outstanding, resulted in the provision decreasing $0.5 million due to slower growth in outstanding loans from continuing operations during the three-month period ended September 30, 2019. The portion of provision expense driven by accounts 91 days or more past due on a recency basis increased $0.4 million for the three months ended September 30, 2019 when compared to the same period of the prior year.

Loan balances of customers who are new borrowers to the company (less than two years since their first origination at the time of their current loan) have grown 26.5% year over year. As a percentage of the total portfolio, balances attributable to these borrowers increased to 35.8% at September 30, 2019 compared to 32.0% at September 30, 2018. These increases are due to both organic customer growth and portfolio acquisitions throughout the year. We anticipate that this increased weighting of new borrowers, our riskiest customer type, in the portfolio will continue to result in increased delinquencies and charge-offs in the future.

G&A expenses from continuing operations for the three months ended September 30, 2019 increased by $13.5 million, or 20.8%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 51.1% during the three months ended September 30, 2018 to 55.4% during the three months ended September 30, 2019. G&A expenses per average open branch increased by 17.1% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $49.6 million for the three months ended September 30, 2019, a $9.7 million, or 24.3%, increase over the three months ended September 30, 2018. Approximately $6.7 million of the increase was due to additional share-based compensation associated with the long-term incentive program and director equity awards, as previously disclosed. Salary and benefit expense increased approximately $3.4 million, or 10.5%, year over year as a result of an increase in headcount. Our headcount as of September 30, 2019 increased 10.2% compared to September 30, 2018, primarily driven by acquisitions during the 12 months ending September 30, 2019. However, our accounts per employee have increased by approximately 3.0% over the same 12 months. Additionally, for branches open for both years, the number of active customers per store at the end of the second quarter increased 8.3% year over year.

Occupancy and equipment expense totaled $13.6 million for the three months ended September 30, 2019, a $1.7 million, or 13.9%, increase over the three months ended September 30, 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended September 30, 2019, the average expense per branch increased to $11.1 thousand, up from $10.0 thousand for the three months ended September 30, 2018. The increase in expense per branch is partially due to adding redundant data and voice circuits to our branches to support new technology roll-outs as well as reduce down time in the branches.

Advertising expense totaled $6.3 million for the three months ended September 30, 2019, a $1.2 million, or 22.5%, increase over the three months ended September 30, 2018.

Amortization of intangible assets totaled $1.3 million for the three months ended September 30, 2019, a $1.0 million, or 356.6%, increase over the three months ended September 30, 2018, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $7.8 million for the three months ended September 30, 2019, a $23.2 thousand, or 0.3%, increase over the three months ended September 30, 2018.

Interest expense for the three months ended September 30, 2019 increased by $2.2 million, or 52.2%, from the corresponding three months of the previous year. The increase in interest expense was due to a 76.8% increase in the average debt outstanding, from $237.4 million to $419.8 million. The increase in average debt outstanding was partially offset by a reduction in the interest margin on the credit facility as well as reductions in the LIBOR rate. The Company’s senior debt-to-equity ratio increased from 0.4:1 at September 30, 2018 to 1.3:1 at September 30, 2019.

Other key return ratios for the three months ended September 30, 2019 included a 6.0% return on average assets and a return on average equity of 10.8% (both on a trailing 12-month basis), as compared to a 6.9% return on average assets and a return on average equity of 11.0% for the three months ended September 30, 2018.

The Company’s effective income tax rate for continuing operations decreased to (10.3)% for the three months ended September 30, 2019 compared to 20.4% for the corresponding period of the previous year. The decrease is primarily due to the recognition of tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related to non-qualified stock option expense in the current quarter, which was partially offset by an increase in disallowed executive compensation under IRC Section 162(m).

Comparison of six months ended September 30, 2019 versus six months ended September 30, 2018

Gross loans outstanding for continuing operations increased to $1.27 billion as of September 30, 2019, a 13.1% increase from the $1.13 billion of gross loans outstanding as of September 30, 2018. During the six months ended September 30, 2019 our unique borrowers increased by 10.7% compared to an increase of 8.3% during the six months ended September 30, 2018.

Net income from continuing operations for the six months ended September 30, 2019 decreased to $12.8 million, a 56.8% decrease from the $29.7 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $20.7 million, or 44.8%.

Revenues from continuing operations increased by $30.1 million, or 12.0%, to $280.0 million during the six months ended September 30, 2019 from $249.9 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,148 branches open throughout both six-month periods increased by 11.2%.

Interest and fee income from continuing operations for the six months ended September 30, 2019 increased by $27.1 million, or 12.2%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at September 30, 2019 increased by 13.4% over the balance at September 30, 2018. Average net loans outstanding increased by 14.2% for the six months ended September 30, 2019 compared to the six-month period ended September 30, 2018.

Insurance commissions and other income from continuing operations for the six months ended September 30, 2019 increased by $3.0 million, or 10.9%, from the same period of the prior year. Insurance commissions increased by approximately $1.6 million, or 7.5%, during the six months ended September 30, 2019 when compared to the six months ended September 30, 2018. Other income increased by $1.4 million primarily due to a $1.0 million increase due to increased customer demand for the Company's motor club product.

The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 10.8% at September 30, 2019 compared to 9.6% at September 30, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 6.4% at September 30, 2019, compared to 5.8% at September 30, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis, excluding accounts that were acquired, were 6.0% at September 30, 2019. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 8.0% at September 30, 2019 compared to 7.5% at September 30, 2018.

Provision for loan losses from continuing operations expense for the six months ended September 30, 2019 increased by $23.3 million, or 32.9%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $16.6 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 14.7% for the six months ended September 30, 2018 to 16.6% for the six months ended September 30, 2019. The general reserve, which is driven by total loans outstanding, resulted in the provision increasing $1.0 million due to faster growth in outstanding loans from continuing operations during the six-month period ended September 30, 2019. The portion of provision expense driven by accounts 91 days or more past due on a recency basis increased $2.3 million for the six months ended September 30, 2019 when compared to the same period of the prior year.

Loan balances of customers who are new borrowers to the company (less than two years since their first origination at the time of their current loan) have grown 26.5% year over year. As a percentage of the total portfolio, balances attributable to these borrowers increased to 35.8% at September 30, 2019 compared to 32.0% at September 30, 2018. These increases are due to both organic customer growth and portfolio acquisitions throughout the year. We anticipate that this increased weighting of new borrowers, our riskiest customer type, in the portfolio will continue to result in increased delinquencies and charge-offs in the future.

G&A expenses from continuing operations for the six months ended September 30, 2019 increased by $27.5 million, or 20.7%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 53.1% during the first six months of fiscal 2019 to 57.2% during the first six months of fiscal 2020. G&A expenses per average open branch increased by 17.3% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $102.1 million for the six months ended September 30, 2019, a $21.4 million, or 26.5%, increase over the six months ended September 30, 2018. Approximately $13.2 million of the increase was due to additional share-based compensation associated with the long-term incentive program and director equity awards, as previously disclosed. Salary and benefit expense increased approximately $7.6 million, or 11.9%, period over period as a result of an increase in headcount. Our headcount as of September 30, 2019 increased 10.2% compared to September 30, 2018, primarily driven by acquisitions during the 12 months ending September 30, 2019. However, our accounts per employee have increased by approximately 3.0% over the same 12 months. Additionally, for branches open for both years, the number of active customers per store at the end of the second quarter increased 8.3% year over year.

Occupancy and equipment expense totaled $26.9 million for the six months ended September 30, 2019, a $3.2 million, or 13.5%, increase over the six months ended September 30, 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2019, the average expense per branch increased to $22.1 thousand, up from $20.1 thousand for the six months ended September 30, 2018. The increase in expense per branch is partially due to adding redundant data and voice circuits to our branches to support new technology roll-outs as well as reduce down time in the branches.

Advertising expense totaled $12.4 million for the six months ended September 30, 2019, a $2.4 million, or 24.3%, increase over the six months ended September 30, 2018.

Amortization of intangible assets totaled $2.2 million for the six months ended September 30, 2019, a $1.7 million, or 310.5%, increase over the six months ended September 30, 2018, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $16.7 million for the six months ended September 30, 2019, a $1.2 million, or 6.5%, decrease over the six months ended September 30, 2018.

Interest expense for the six months ended September 30, 2019 increased by $2.3 million, or 28.0%, from the corresponding six months of the previous year. The increase in interest expense was due to a 47.7% increase in the average debt outstanding, from $238.9 million to $352.8 million. The increase in average debt outstanding was partially offset by a reduction in the interest margin on the credit facility as well as a reduction in the LIBOR rate. The Company’s senior debt-to-equity ratio increased from 0.4:1 at September 30, 2018 to 1.3:1 at September 30, 2019.

Other key return ratios for the first six months of fiscal 2020 included a 6.0% return on average assets and a return on average equity of 10.8% (both on a trailing 12-month basis), as compared to a 6.9% return on average assets and a return on average equity of 11.0% for the first six months of fiscal 2019.

The Company’s effective income tax rate for continuing operations decreased to 13.3% for the six months ended September 30, 2019 compared to 21.6% for the corresponding period of the previous year. The decrease is primarily due to the recognition of tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related non-qualified stock option expense in the current year period, which was partially offset by an increase in disallowed executive compensation under IRC Section 162(m).

Regulatory Matters

Mexico Investigation

See Note 12 to the unaudited Consolidated Financial Statements for a discussion of the investigation into our operations in Mexico.

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The Company does not believe that the Rule will have a material impact on the Company’s existing lending procedures, because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. The Company also currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

See Part I, Item 1, "Business - Government Regulation - Federal legislation" and Part I, Item 1A, "Risk Factors" in the Company’s Form 10-K for the year ended March 31, 2019 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2019 was $118.2 million.

The Company continues to believe that repurchases of common stock are a viable component of the Company’s long-term financial strategy and an efficient use of excess cash when the opportunity arises. However, the Company's amended and restated revolving credit agreement limits share repurchases to the aggregate of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019. The Company can repurchase additional amounts of shares with prior written consent from lenders. However, our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2019, the Company's debt outstanding was $518.8 million and its shareholders' equity was $394.9 million, resulting in a debt-to-equity ratio of 1.3:1.0. Management will continue to monitor the Company's senior debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

Expenditures by the Company to open and furnish new branches averaged approximately $44,000 per new branch during fiscal 2019. New branches have also required from $150,000 to $500,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2019, the Company opened 9 new branches, acquired 37 branches, and merged 5 branches into existing ones.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. In June 2019, the Company entered into an amended and restated revolving credit agreement, which amended and restated the prior revolving credit agreement to, among other things: (i) increase the aggregate commitments of the lenders to $685.0 million (from $480.0 million); (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; (iii) provide for a process to transition to a new benchmark interest rate from LIBOR, if necessary; (iv) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2022; and (v) for clarity and convenience, restate the prior credit agreement, as amended since 2010.

The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At September 30, 2019, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

The agreement establishes a maximum specified level for the collateral performance indicator of 24.0%. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.7 million and $0.6 million for the six months ended September 30, 2019 and 2018, respectively.

For the six months ended September 30, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.9% annualized and 6.7%, respectively, and the unused amount available under the revolver at September 30, 2019 was $165.9 million. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The Company was in compliance with these covenants at September 30, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

Since 1996, the Company has repurchased approximately 20.3 million shares for an aggregate purchase price of approximately $1.1 billion. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock, inclusive of the remaining amount available for repurchases under prior repurchase authorizations. The stock repurchases made pursuant to this authorization will be effected from time to time pursuant to a Rule 10b5-1 plan. As of September 30, 2019, the Company has $10.0 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2019, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $518.8 million at September 30, 2019. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at September 30, 2019, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.2 million on an annual basis.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the unaudited Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 20.3 million shares for an aggregate purchase price of approximately $1.1 billion. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock, inclusive of approximately $0.5 million remaining available for repurchases under the repurchase authorization previously approved on December 16, 2018. The stock repurchases made pursuant to this authorization will be effected from time to time pursuant to a Rule 10b5-1 plan. As of September 30, 2019, the Company has $10.0 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility, and other market and economic conditions. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2019	150,333	$145.66	150,333	$156,291,485
August 1 through August 31, 2019	840,770	132.11	840,770	45,219,253
September 1 through September 30, 2019	260,000	135.34	260,000	10,030,853
Total for the quarter	1,251,103	$134.41	1,251,103

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2019, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2019 and September 30, 2018;
(iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2019 and September 30, 2018;
(iv) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2019 and September 30, 2018;
(v) Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and September 30, 2018; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	November 6, 2019

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	November 6, 2019

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 6, 2019