Form 10-Q
period 2019-12-31
WORLD ACCEPTANCE CORP
filed 2020-02-10
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________ to ______________

Commission File Number:  000-19599

WORLD ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter.)

South Carolina	57-0425114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

104 S Main Street
Greenville,	South Carolina	29601
(Address of principal executive offices)
(Zip Code)

(864)	298-9800
(registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	WRLD	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The number of outstanding shares of the issuer’s no par value common stock as of January 31, 2020 was 7,932,313.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$12,038,992	$9,335,433
Gross loans receivable	1,372,768,580	1,127,957,383
Less:
Unearned interest, insurance and fees	(366,034,067)	(290,813,752)
Allowance for loan losses	(113,069,641)	(81,519,624)
Loans receivable, net	893,664,872	755,624,007
Right-of-use asset (Note 6)	122,841,353	—
Property and equipment, net	28,215,117	25,424,183
Deferred income taxes, net	30,544,941	23,830,899
Other assets, net	23,640,426	18,398,935
Goodwill	7,240,419	7,034,463
Intangible assets, net	24,825,430	15,340,153
Total assets	$1,143,011,550	$854,988,073

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$583,731,400	$251,940,000
Income taxes payable	52,274	11,550,197
Lease liability (Note 6)	123,667,502	—
Accounts payable and accrued expenses	43,403,227	39,381,251
Total liabilities	750,854,403	302,871,448

Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 7,932,013 and 9,284,118 shares at December 31, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	221,172,751	198,125,649
Retained earnings	170,984,396	353,990,976
Total shareholders' equity	392,157,147	552,116,625

Total liabilities and shareholders' equity	$1,143,011,550	$854,988,073

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Continuing operations
Revenues:
Interest and fee income	$130,224,337	$122,998,784	$379,225,518	$344,933,259
Insurance income, net and other income	16,854,871	14,640,547	47,868,789	42,611,820
Total revenues	147,079,208	137,639,331	427,094,307	387,545,079

Expenses:
Provision for loan losses	55,219,470	48,943,886	149,478,577	119,893,201
General and administrative expenses:
Personnel	49,375,486	47,284,258	151,445,733	127,984,567
Occupancy and equipment	13,544,378	12,144,964	40,455,146	35,854,545
Advertising	8,181,106	8,929,228	20,560,667	18,884,827
Amortization of intangible assets	1,390,934	372,270	3,603,528	911,218
Other	17,631,727	8,233,451	34,287,303	26,042,217
Total general and administrative expenses	90,123,631	76,964,171	250,352,377	209,677,374

Interest expense	7,130,178	4,637,154	17,861,323	13,020,154
Total expenses	152,473,279	130,545,211	417,692,277	342,590,729

Income (loss) from continuing operations before income taxes	(5,394,071)	7,094,120	9,402,030	44,954,350

Income taxes	429,997	833,958	2,397,698	8,997,456

Income (loss) from continuing operations	(5,824,068)	6,260,162	7,004,332	35,956,894

Discontinued operations (Note 2)
Income from discontinued operations before disposal of discontinued operations and income taxes	—	—	—	2,341,825
Loss on disposal of discontinued operations	—	—	—	(38,377,623)
Income taxes	—	—	—	626,583
Loss from discontinued operations	—	—	—	(36,662,381)

Net income (loss)	$(5,824,068)	$6,260,162	$7,004,332	$(705,487)

Net income (loss) per common share from continuing operations:
Basic	$(0.81)	$0.69	$0.89	$3.96
Diluted	$(0.81)	$0.67	$0.86	$3.88
Net loss per common share from discontinued operations:

Basic	$—	$—	$—	$(4.04)
Diluted	$—	$—	$—	$(3.95)
Net income (loss) per common share:
Basic	$(0.81)	$0.69	$0.89	$(0.08)
Diluted	$(0.81)	$0.67	$0.86	$(0.08)
Weighted average common shares outstanding:
Basic	7,220,938	9,108,516	7,842,689	9,078,576
Diluted	7,220,938	9,278,834	8,163,307	9,275,068

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

Net income (loss)	$(5,824,068)	$6,260,162	$7,004,332	$(705,487)
Foreign currency translation adjustments	—	—	—	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918
Comprehensive income (loss)	$(5,824,068)	$6,260,162	$7,004,332	$25,349,593

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at September 30, 2019	7,945,842	$218,135,573	176,808,464	—	394,944,037
Proceeds from exercise of stock options	13,709	935,877	—	—	935,877
Common stock repurchases	—	—	—	—	—
Restricted common stock expense under stock option plan, net of cancellations ($4,229,509)	(27,538)	933,268	—	—	933,268
Stock option expense	—	1,168,033	—	—	1,168,033
Net income (loss)	—	—	(5,824,068)	—	(5,824,068)
Balances at December 31, 2019	7,932,013	$221,172,751	170,984,396	—	392,157,147

	Three months ended December 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at September 30, 2018	9,153,145	$180,680,619	384,310,056	—	564,990,675
Proceeds from exercise of stock options	20,180	1,000,193	—	—	1,000,193
Common stock repurchases	(38,822)	—	(3,760,309)	—	(3,760,309)
Restricted common stock expense under stock option plan, net of cancellations ($1,348,952)	704,845	4,216,816	—	—	4,216,816
Stock option expense	—	1,361,349	—	—	1,361,349
Net income	—	—	6,260,162	—	6,260,162
Balances at December 31, 2018	9,839,348	$187,258,977	386,809,909	—	574,068,886

	Nine months ended December 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	$552,116,625
Proceeds from exercise of stock options	69,181	4,589,974	—	—	4,589,974
Common stock repurchases	(1,392,180)	—	(190,010,912)	—	(190,010,912)
Restricted common stock expense under stock option plan, net of cancellations ($4,476,159)	(29,106)	14,062,985	—	—	14,062,985
Stock option expense	—	4,394,143	—	—	4,394,143
Net income	—	—	7,004,332	—	7,004,332
Balances at December 31, 2019	7,932,013	$221,172,751	170,984,396	—	$392,157,147

	Nine months ended December 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	$541,107,852
Proceeds from exercise of stock options	45,456	2,815,599	—	—	2,815,599
Restricted common stock expense under stock option plan, net of cancellations ($1,348,952)	713,271	6,131,165	—	—	6,131,165
Stock option expense	—	2,424,986	—	—	2,424,986
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net loss	—	—	(705,487)	—	(705,487)
Balances at December 31, 2018	9,839,348	$187,258,977	386,809,909	—	$574,068,886

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$7,004,332	$(705,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	—	38,377,623
Amortization of intangible assets	3,603,528	911,218
Amortization of debt issuance costs	389,445	456,568
Provision for loan losses	149,478,577	119,893,201
Depreciation	5,268,517	5,015,745
Loss (gain) on sale of property and equipment	(106,703)	50,139
Deferred income tax benefit	(6,714,042)	(3,606,647)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	22,933,287	9,905,103
Change in accounts:
Other assets, net	(3,813,387)	(3,946,708)
Income taxes payable	(11,497,923)	(3,297,313)
Accounts payable and accrued expenses	4,021,976	1,100,829
Net cash provided by operating activities	170,567,607	164,154,271
Cash flows from investing activities:
Increase in loans receivable, net	(244,483,146)	(239,976,349)
Net assets acquired from branch acquisitions, primarily loans	(43,105,296)	(30,232,918)
Increase in intangible assets from acquisitions	(13,294,761)	(8,951,592)
Purchases of property and equipment	(8,037,189)	(6,973,951)
Proceeds from sale of property and equipment	153,441	257,740
Proceeds from sale of Mexico business	—	37,494,505
Net cash used in investing activities	(308,766,951)	(248,382,565)
Cash flow from financing activities:
Borrowings from senior notes payable	473,291,400	246,640,000
Payments on senior notes payable	(141,500,000)	(183,500,000)
Debt issuance costs associated with senior notes payable	(991,400)	(240,000)
Proceeds from exercise of stock options	4,589,974	2,815,599
Payments for taxes related to net share settlement of equity awards	(4,476,159)	(1,348,952)
Repurchase of common stock	(190,010,912)	(3,760,309)
Net cash provided by financing activities	140,902,903	60,606,338
Effects of foreign currency fluctuations on cash and cash equivalents	—	2,667,447
Net change in cash and cash equivalents	2,703,559	(20,954,509)
Cash and cash equivalents at beginning of period from continuing operations	9,335,433	12,473,833
Cash and cash equivalents at beginning of period from discontinued operations	—	19,612,471
Cash and cash equivalents at end of period	$12,038,992	$11,131,795
Cash and cash equivalents at end of period from continuing operations	$12,038,992	$11,131,795
Cash and cash equivalents at end of period from discontinued operations	$—	$—

Supplemental Disclosures:
Interest paid during the period	$16,091,487	$11,865,748
Income taxes paid during the period	$22,135,053	$16,976,977

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2019, and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2019, and the results of operations and cash flows for the periods ended December 31, 2019 and 2018, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – DISCONTINUED OPERATIONS

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. The Company has provided limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operations subsequent to the sale's effective date.

There were no assets or liabilities of discontinued operations at December 31, 2019 and March 31, 2019.

The following table reconciles the major classes of line items constituting loss from discontinued operations to the amounts presented in the consolidated statements of operations:

	Three months ended December 31,	Nine months ended December 31,
	2018	2018

Revenues	—	$9,693,367
Provision for loan losses	—	1,809,059
General and administrative expenses	—	5,542,483
Income from discontinued operations before disposal of discontinued operations and income taxes	—	2,341,825
Loss on disposal of discontinued operations	—	(38,377,623)
Income taxes	—	626,583
Loss from discontinued operations	—	$(36,662,381)

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Nine months ended December 31,
	2019	2018

Cash provided by operating activities:	$—	$3,553,854
Cash provided by investing activities:	—	1,138,084
Cash used in financing activities:	$—	$(17,126,000)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income (loss) or shareholders' equity.

Adjustments subsequent to the release of earnings on January 30, 2020

The Company made certain adjustments to its calculation of diluted weighted average common shares outstanding for the three-month period ended December 31, 2019. In accordance with ASC 260-10-45, the adjustments correctly present the effect of anti-dilutive shares on net loss per common share from continuing operations, diluted ("Diluted EPS"). As a result of these adjustments, Diluted EPS for the three months ended December 31, 2019 of $(0.78) was corrected to $(0.81) in this report.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, amended in November 2019 (ASU 2019-11). The amendment seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements. We are in the process of testing and refining our new methodology that will comply with the standard. The results of our preliminary tests, using the new methodology, indicated that our allowance for losses could increase between $10.0 and $20.0 million upon implementation of ASU 2016-13. The ultimate impact on the date of adoption will depend on refinements to our model, methodology and key assumptions.

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized below.

		December 31, 2019		March 31, 2019
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$12,038,992	12,038,992	$9,335,433	9,335,433
Loans receivable, net	3	893,664,872	893,664,872	755,624,007	755,624,007

LIABILITIES
Senior notes payable	3	583,731,400	583,731,400	251,940,000	251,940,000

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2019 or March 31, 2019.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of gross loans receivable as of:

	December 31, 2019	March 31, 2019	December 31, 2018

Small loans	$901,610,938	$736,643,663	$857,862,767
Large loans	470,962,956	383,686,372	400,936,499
Tax advance loans	194,686	7,627,348	108,639
Total gross loans	$1,372,768,580	$1,127,957,383	$1,258,907,905

The following is a summary of the changes in the allowance for loan losses for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

Balance at beginning of period	$101,469,313	79,310,375	$81,519,624	$66,088,139
Provision for loan losses	55,219,470	48,943,886	149,478,577	119,893,201
Loan losses	(46,850,430)	(40,001,055)	(128,978,851)	(105,014,401)
Recoveries	3,231,288	3,052,628	11,050,291	10,338,895
Balance at end of period	$113,069,641	$91,305,834	$113,069,641	$91,305,834

The following is a summary of loans individually and collectively evaluated for impairment for the period indicated:

December 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,066,019	—	5,066,019
Gross loans contractually delinquent	80,765,569	—	80,765,569
Loans not contractually delinquent and not in bankruptcy	—	1,286,936,992	1,286,936,992
Gross loan balance	85,831,588	1,286,936,992	1,372,768,580
Unearned interest and fees	(19,140,361)	(346,893,706)	(366,034,067)
Net loans	66,691,227	940,043,286	1,006,734,513
Allowance for loan losses	(61,840,514)	(51,229,127)	(113,069,641)
Loans, net of allowance for loan losses	$4,850,713	888,814,159	893,664,872

March 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,644,203	—	4,644,203
Gross loans contractually delinquent	59,633,541	—	59,633,541
Loans not contractually delinquent and not in bankruptcy	—	1,063,679,639	1,063,679,639
Gross loan balance	64,277,744	1,063,679,639	1,127,957,383
Unearned interest and fees	(14,319,795)	(276,493,957)	(290,813,752)
Net loans	49,957,949	787,185,682	837,143,631
Allowance for loan losses	(45,511,124)	(36,008,500)	(81,519,624)
Loans, net of allowance for loan losses	$4,446,825	751,177,182	755,624,007

December 31, 2018	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,714,475	—	4,714,475
Gross loans contractually delinquent	62,834,979	—	62,834,979
Loans not contractually delinquent and not in bankruptcy	—	1,191,358,451	1,191,358,451
Gross loan balance	67,549,454	1,191,358,451	1,258,907,905
Unearned interest and fees	(14,930,704)	(323,201,775)	(338,132,479)
Net loans	52,618,750	868,156,676	920,775,426
Allowance for loan losses	(48,104,640)	(43,201,194)	(91,305,834)
Loans, net of allowance for loan losses	$4,514,110	824,955,482	829,469,592

The average net balance of impaired loans was $56.7 million and $46.3 million, respectively, for the nine month periods ended December 31, 2019, and 2018. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality of loans for the period indicated:

	December 31, 2019	March 31, 2019	December 31, 2018
Credit risk
Consumer loans- non-bankrupt accounts	$1,366,079,543	$1,121,895,834	$1,252,645,902
Consumer loans- bankrupt accounts	6,689,037	6,061,549	6,262,003
Total gross loans	$1,372,768,580	$1,127,957,383	$1,258,907,905

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,255,471,072	$1,039,774,448	$1,164,459,600
Contractual non-performing, 61 or more days delinquent (1)	117,297,508	88,182,935	94,448,305
Total gross loans	$1,372,768,580	$1,127,957,383	$1,258,907,905

Credit risk profile based on customer type
New borrower	$155,284,022	$138,140,479	$175,727,060
Former borrower	161,575,535	116,242,182	144,840,392
Refinance	1,031,380,059	854,880,194	917,868,854
Delinquent refinance	24,528,964	18,694,528	20,471,599
Total gross loans	$1,372,768,580	$1,127,957,383	$1,258,907,905

_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	December 31, 2019	March 31, 2019	December 31, 2018
Contractual basis:
30-60 days past due	$55,172,208	40,300,574	49,655,289
61-90 days past due	36,531,939	28,549,394	31,613,326
91 days or more past due	80,765,569	59,633,541	62,834,979
Total	$172,469,716	128,483,509	144,103,594

Percentage of period-end gross loans receivable	12.6%	11.4%	11.4%

Recency basis:
30-60 days past due	$54,090,162	35,992,122	48,699,068
61-90 days past due	33,295,364	22,393,106	28,067,650
91 days or more past due	62,565,314	42,771,862	46,992,655
Total	$149,950,840	101,157,090	123,759,373

Percentage of period-end gross loans receivable	10.9%	9.0%	9.8%

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at December 31, 2019. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2019:

	Three months ended December 31,	Nine months ended December 31,
	2019	2019
Lease Cost
Operating lease cost	$6,601,472	$19,163,096
Short-term lease cost	1,800	1,800
Variable lease cost	838,037	2,451,326
Total lease cost	$7,441,309	$21,616,222

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2019:

	Three months ended December 31,	Nine months ended December 31,
	2019	2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,491,489	$18,705,645
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$7,415,386	$43,886,364
Weighted average remaining lease term — operating leases	8.5 years	8.5 years
Weighted-average discount rate — operating leases	6.7%	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, SC. The lease payments commenced in December 2019; however, execution of the lease agreement triggered recognition of the right-of-use asset in May 2019 for approximately $26.9 million.

The following table reports information about the maturity of the Company's operating leases as of December 31, 2019:

Operating lease liability maturity analysis
FY2020	$6,690,818
FY2021	25,726,405
FY2022	22,452,247
FY2023	18,304,992
FY2024	14,089,836
FY2025	9,941,949
Thereafter	33,919,064
Total undiscounted lease liability	$131,125,311
Imputed interest	7,457,809
Total discounted lease liability	$123,667,502

The Company had no leases with related parties at December 31, 2019.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding (denominator)	7,220,938	9,108,516	7,842,689	9,078,576

Diluted:
Weighted average common shares outstanding	7,220,938	9,108,516	7,842,689	9,078,576
Dilutive potential common shares (1)	—	170,318	320,618	196,492
Weighted average diluted shares outstanding (denominator)	7,220,938	9,278,834	8,163,307	9,275,068

_______________________________________________________
(1) Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three-month period ended December 31, 2019. In accordance with ASC 260-10-45 shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

Options to purchase 643,961 and 701,484 shares of common stock at various prices were outstanding during the three months ended December 31, 2019 and 2018 respectively, but were not included in the computation of diluted EPS because the option exercise price exceeded the market value of the shares.

Options to purchase 660,872 and 552,337 shares of common stock at various prices were outstanding during the nine months ended December 31, 2019 and 2018 respectively, but were not included in the computation of diluted EPS because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2019, there were a total of 193,070 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2019 and 2018 was $60.43 and $53.13, respectively.

The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2019 and 2018 was $64.49 and $53.12, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

Dividend Yield	—%	—%	—%	—%
Expected Volatility	52.87%	48.95%	52.09%	48.95%
Average risk-free rate	1.64%	3.06%	1.66%	3.06%
Expected Life	6.0 years	6.7 years	6.2 years	6.7 years

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

Option activity for the nine months ended December 31, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	704,240	$85.33
Granted during period	16,421	126.15
Exercised during period	(69,181)	66.35
Forfeited during period	(10,093)	98.68
Expired during period	(1,620)	30.89
Options outstanding, end of period	639,767	$88.36	6.7 years	$4,285,681
Options exercisable, end of period	320,479	$74.84	4.6 years	$4,217,480

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  December 31, 2019. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018

Three months ended	$728,193	$1,159,858
Nine months ended	$5,078,750	$2,251,405

As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $11.7 million, which is expected to be recognized over a weighted-average period of approximately 4.4 years.

Restricted Stock

During the first nine months of fiscal 2020, the Company granted 7,203 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors, with a grant date weighted average fair value of $93.88 per share.

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

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $18.5 million and $7.5 million for the nine months ended December 31, 2019 and 2018, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2019, there was approximately $48.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 3.7 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2019, and changes during the nine months ended December 31, 2019, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2019	783,450	$100.66
Granted during the period	7,203	93.88
Vested during the period	(89,419)	92.93
Forfeited during the period	—	—
Outstanding at December 31, 2019	701,234	$101.57

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and nine month periods ended December 31, 2019 and 2018 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,168,033	$1,361,349	$4,394,143	$2,424,986
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	5,162,777	5,565,768	18,539,144	7,480,117
Total stock-based compensation related to equity classified awards	$6,330,810	$6,927,117	$22,933,287	$9,905,103

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2019 and 2018.

	Nine months ended December 31,
	2019	2018
Acquisitions:
Number of branches acquired through business combinations	37	14
Number of loan portfolios acquired through asset purchases	134	83
Total acquisitions	171	97

Purchase price	$56,400,058	$39,184,508

Tangible assets:
Loans receivable, net	43,036,296	30,232,918
Property and equipment	69,000	—
Total tangible assets	43,105,296	30,232,918

Excess of purchase prices over carrying value of net tangible assets	$13,294,762	$8,951,590

Customer lists	$12,233,806	8,456,590
Non-compete agreements	$855,000	495,000
Goodwill	$205,956	—

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

The following table describes the Company's business combination activity for the nine months ended December 31, 2019.

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

At December 31, 2019 $583.7 million was outstanding under the Company's revolving credit facility, not including a $0.3 million outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2019. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.9 million and $0.9 million for the nine months ended December 31, 2019 and 2018, respectively.

For the nine months ended December 31, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.7% annualized and 6.7%, respectively, and the unused amount available under the revolver at December 31, 2019 was $101.0 million. Borrowings under the revolving credit facility mature on June 7, 2022.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $375.0 million; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0; (iii) a maximum provision for loan losses for any four quarters then ending that meets or exceeds the net loan charge off for the corresponding period; and (iv) a maximum specified level for the collateral performance indicator of 24.0%, which is the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at December 31, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

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

NOTE 11 – INCOME TAXES

As of December 31, 2019 and March 31, 2019, the Company had $5.1 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $4.7 million and $5.4 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2019, approximately $1.0 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2019, the Company had approximately $1.8 million accrued for gross interest, of which $0.7 thousand was accrued during the nine months ended December 31, 2019.

The Company is subject to U.S. income taxes, as well as various other state and local jurisdictions.  With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016, although carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate for continuing operations totaled (8.0)% for the quarter ended December 31, 2019 compared to 11.8% for the prior year quarter. The difference is primarily due to the recognition of the $8 million non-deductible accrual for the potential Mexico resolution and an increase in disallowed executive compensation under IRC Section 162(m) which was partially offset by tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related to non-qualified stock option expense in the current quarter.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Mexico Investigation

As previously disclosed, the Company retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees. The investigation addressed whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico, to government officials in Mexico relating to loans made to unionized employees. The Company voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. The Company has and will continue to cooperate with both agencies. The SEC issued a formal order of investigation.

We are presently in discussions with the SEC regarding resolution of the previously reported investigation of our Mexico operations. Our factual presentations as part of these discussions are substantially complete. In January 2020, the Company proposed a resolution framework to the SEC that included payment of $8 million, which amount was accrued by the Company at December 31, 2019.  In the event that a settlement is reached, there can be no assurance as to the timing or the terms of any such settlement. Until any settlement or other resolution of these matters is reached, we expect to continue to incur potentially significant costs in connection with the investigation of our former Mexico operations, primarily in the form of professional fees and expenses. At this time, we are unable to predict the developments in, outcome of, and economic and other consequences of the investigation or its impact on our earnings, cash flows, liquidity, financial condition and ongoing business. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

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

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. The Company is continuing its discussions with the SEC regarding the matters under investigation and has offered $8 million to the SEC in order to resolve the matter as set forth above. It has also accrued $8 million toward the amount of any disgorgement, interest, fine or penalty that it may have to pay as a part of any possible settlement, but the ultimate resolution could be higher than the accrual. Further, in the event that a settlement is reached, there can be no assurance as to the timing or the terms of any such settlement.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; developments in, and the outcome of, our ongoing investigation into certain transactions and payments in Mexico, including any legal proceedings or government enforcement actions which could arise out of the matters under review, and any remedial actions we may take in connection therewith; any determinations, findings, claims or actions made or taken by regulators or other third parties in connection with or resulting from our ongoing investigation or the SEC's formal order of investigation; the sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information for continuing operations derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	(Dollars in thousands)
Gross loans receivable	$1,372,769	$1,258,908	$1,372,769	$1,258,908
Average gross loans receivable (1)	1,310,329	1,183,223	1,245,314	1,104,814
Net loans receivable (2)	1,006,735	920,775	1,006,735	920,775
Average net loans receivable (3)	963,664	867,320	917,938	812,615

Expenses as a percentage of total revenue:
Provision for loan losses	37.5%	35.6%	35.0%	30.9%
General and administrative	61.3%	55.9%	58.6%	54.1%
Interest expense	4.8%	3.4%	4.2%	3.4%
Operating income as a % of total revenue (4)	1.2%	8.5%	6.4%	15.0%

Loan volume (5)	857,976	780,896	2,339,899	2,100,408

Net charge-offs as percent of average net loans receivable	18.1%	17.0%	17.1%	15.5%

Return on average assets (trailing 12 months)	4.5%	7.4%	4.5%	7.4%

Return on average equity (trailing 12 months)	9.1%	11.7%	9.1%	11.7%

Branches opened or acquired (merged or closed), net	6	15	47	27

Branches open (at period end)	1,240	1,204	1,240	1,204
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
(5) Loan volume includes all loans generated by the Company. It does not include loans purchased through acquisitions.

As previously disclosed, we sold our Mexico operations effective July 1, 2018. As a result of the sale, we have classified the Mexico business as discontinued operations on the statements of operations for the applicable periods.

Comparison of three months ended December 31, 2019 versus three months ended December 31, 2018

Gross loans outstanding for continuing operations increased to $1.37 billion as of December 31, 2019, a 9.0% increase from the $1.26 billion of gross loans outstanding as of December 31, 2018. During the three months ended December 31, 2019 our unique borrowers increased by 4.3% compared to an increase of 8.8% during the three months ended December 31, 2018.

Net income from continuing operations for the three months ended December 31, 2019 decreased to a $5.8 million loss, a 193.0% decrease from the $6.3 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $10.0 million, or 85.2%.

Net income for the third quarter was significantly impacted by an accrual of $8 million for potential resolution of the Mexico investigation. We are presently in discussions with the SEC regarding resolution of the previously reported investigation of our Mexico operations. Our factual presentations as part of these discussions are substantially complete. In January 2020, the Company proposed a resolution framework to the SEC that included payment of $8 million, which amount was accrued by the Company at

December 31, 2019. In the event that a settlement is reached, there can be no assurance as to the timing or the terms of any such settlement. Until any settlement or other resolution of these matters is reached, we expect to continue to incur potentially significant costs in connection with the investigation of our former Mexico operations, primarily in the form of professional fees and expenses. At this time, we are unable to predict the developments in, outcome of, and economic and other consequences of the investigation or its impact on our earnings, cash flows, liquidity, financial condition and ongoing business. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

Revenues from continuing operations for the three months ended December 31, 2019 increased by $9.4 million, or 6.9%, to $147.1 million from $137.6 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,154 branches open throughout both three-month periods increased by 4.6%.

Interest and fee income from continuing operations for the three months ended December 31, 2019 increased by $7.2 million, or 5.9%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at December 31, 2019 increased by 9.3% over the balance at December 31, 2018. Interest and fee income was negatively impacted by the reversal of accrued interest for loans that became 60 days contractually past due during the quarter.

Insurance commissions and other income from continuing operations for the three months ended December 31, 2019 increased by $2.2 million, or 15.1%, from the same period of the prior year. Insurance commissions increased by approximately $1.7 million, or 14.3%, during the three months ended December 31, 2019 when compared to the three months ended December 31, 2018. Other income increased by $0.5 million due to a $0.5 million increase in customer demand for the Company's motor club product.

The Company's allowance for loan losses from continuing operations totaled 11.2% of net loans from continuing operations at December 31, 2019 compared to 9.9% at December 31, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 7.0% at December 31, 2019, compared to 6.0% at December 31, 2018. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 8.5% at December 31, 2019 compared to 7.5% at December 31, 2018.

Provision for loan losses from continuing operations for the three months ended December 31, 2019 increased by $6.3 million, or 12.8%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $6.7 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 17.0% for the three months ended December 31, 2018 to 18.1% for the three months ended December 31, 2019. The general reserve, which is driven by total loans outstanding, accounted for a decrease in the provision of $1.4 million due to slower growth in outstanding loans from continuing operations during the three-month period ended December 31, 2019.

Loan balances of customers who are new borrowers to the company (less than two years since their first origination at the time of their current loan) have grown 14.0% year over year. As a percentage of the total portfolio, balances attributable to these borrowers increased to 35.5% at December 31, 2019 compared to 34.0% at December 31, 2018. These increases are due to both organic customer growth and portfolio acquisitions throughout the year. We anticipate that this increased weighting of new borrowers, our riskiest customer type, in the portfolio will continue to result in increased delinquencies and charge-offs in the future.

G&A expenses from continuing operations for the three months ended December 31, 2019 increased by $13.2 million, or 17.1%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 55.9% during the three months ended December 31, 2018 to 61.3% during the three months ended December 31, 2019. G&A expenses per average open branch increased by 13.5% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $49.4 million for the three months ended December 31, 2019, a $2.1 million, or 4.4%, increase over the three months ended December 31, 2018. Salary and payroll tax expense increased approximately $1.9 million, or 6.9%, year over year mostly due to an increase in headcount. Our headcount as of December 31, 2019 increased 4.1% compared to December 31, 2018, primarily driven by acquisitions during the 12 months ending December 31, 2019. However, our accounts per employee have increased by approximately 2.2% over the same 12 months. Additionally, for branches open for both years, the number of active customers per branch at the end of the third quarter increased 4.2% year over year.

Occupancy and equipment expense totaled $13.5 million for the three months ended December 31, 2019, a $1.4 million, or 11.5%, increase over the three months ended December 31, 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended December 31, 2019, the average expense per branch increased to $10.9 thousand, up from $10.1 thousand for the three months ended December 31, 2018. The increase in expense per branch is partially due to adding redundant data and voice circuits to our branches to support new technology roll-outs as well as to reduce down time in the branches.

Advertising expense totaled $8.2 million for the three months ended December 31, 2019, a $0.7 million, or 8.4%, decrease over the three months ended December 31, 2018.

Amortization of intangible assets totaled $1.4 million for the three months ended December 31, 2019, a $1.0 million, or 273.6%, increase over the three months ended December 31, 2018, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $17.6 million for the three months ended December 31, 2019, a $9.4 million, or 114.1%, increase over the three months ended December 31, 2018. The overall increase is primarily due to an $8.0 million accrual for the potential resolution of the Mexico investigation.

Interest expense for the three months ended December 31, 2019 increased by $2.5 million, or 53.8%, from the corresponding three months of the previous year. The increase in interest expense was due to a 108.1% increase in the average debt outstanding, from $260.8 million to $542.6 million. The increase in average debt outstanding was partially offset by a reduction in the interest margin on the credit facility as well as reductions in the LIBOR rate. The Company’s senior debt-to-equity ratio increased from 0.5:1 at December 31, 2018 to 1.5:1 at December 31, 2019.

Other key return ratios for the three months ended December 31, 2019 included a 4.5% return on average assets and a return on average equity of 9.1% (both on a trailing 12-month basis), as compared to a 7.4% return on average assets and a return on average equity of 11.7% for the three months ended December 31, 2018.

The Company’s effective income tax rate for continuing operations totaled (8.0)% for the three months ended December 31, 2019 compared to 11.8% for the corresponding period of the previous year. The difference is primarily due to the recognition of the $8 million non-deductible accrual for the potential resolution of the Mexico investigation and an increase in disallowed executive compensation under IRC Section 162(m) which was partially offset by tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related to non-qualified stock option expense in the current quarter.

Comparison of nine months ended December 31, 2019 versus nine months ended December 31, 2018

Gross loans outstanding for continuing operations increased to $1.37 billion as of December 31, 2019, a 9.0% increase from the $1.26 billion of gross loans outstanding as of December 31, 2018. During the nine months ended December 31, 2019 our unique borrowers increased by 15.5% compared to an increase of 17.8% during the nine months ended December 31, 2018.

Net income from continuing operations for the nine months ended December 31, 2019 decreased to $7.0 million, a 80.5% decrease from the $36.0 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) from continuing operations decreased by $30.7 million, or 53.0%. Net income from continuing operations for the nine months ended December 31, 2019 was significantly impacted by an accrual of $8 million for potential resolution of the Mexico investigation. We are presently in discussions with the SEC regarding resolution of the previously reported investigation of our Mexico operations. In January 2020, the Company proposed a resolution framework to the SEC that included payment of $8 million, which amount was accrued by the Company at December 31, 2019. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

Revenues from continuing operations increased by $39.5 million, or 10.2%, to $427.1 million during the nine months ended December 31, 2019 from $387.5 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,148 branches open throughout both nine-month periods increased by 8.8%.

Interest and fee income from continuing operations for the nine months ended December 31, 2019 increased by $34.3 million, or 9.9%, from the same period of the prior year. The increase was primarily due to a corresponding increase in average net loans outstanding. Net loans outstanding at December 31, 2019 increased by 9.3% over the balance at December 31, 2018. Average net loans outstanding increased by 13.0% for the nine months ended December 31, 2019 compared to the nine-month period ended December 31, 2018.

Insurance commissions and other income from continuing operations for the nine months ended December 31, 2019 increased by $5.3 million, or 12.3%, from the same period of the prior year. Insurance commissions increased by approximately $3.3 million, or 9.9%, during the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018. Other income increased by $1.9 million primarily due to a $1.6 million increase due to increased customer demand for the Company's motor club product.

The Company's allowance for loan losses from continuing operations as a percentage of net loans from continuing operations was 11.2% at December 31, 2019 compared to 9.9% at December 31, 2018. Accounts from continuing operations that were 61 days or more past due on a recency basis increased to 7.0% at December 31, 2019, compared to 6.0% at December 31, 2018. Accounts from continuing operations that were 61 days or more past due on a contractual basis were 8.5% at December 31, 2019 compared to 7.5% at December 31, 2018.

Provision for loan losses from continuing operations expense for the nine months ended December 31, 2019 increased by $29.6 million, or 24.7%, from the same period of the prior year. The increase is primarily due to an increase in net charge-offs from continuing operations of $23.3 million. Net charge-offs from continuing operations as a percentage of average net loans on an annualized basis increased from 15.5% for the nine months ended December 31, 2018 to 17.1% for the nine months ended December 31, 2019. The general reserve, which is driven by total loans outstanding, resulted in the provision decreasing $0.4 million due to slower growth in outstanding loans from continuing operations during the nine-month period ended December 31, 2019. The portion of provision expense driven by accounts 91 days or more past due on a recency basis increased $7.3 million for the nine months ended December 31, 2019 when compared to the same period of the prior year.

Loan balances of customers who are new borrowers to the company (less than two years since their first origination at the time of their current loan) have grown 14.0% year over year. As a percentage of the total portfolio, balances attributable to these borrowers increased to 35.5% at December 31, 2019 compared to 34.0% at December 31, 2018. These increases are due to both organic customer growth and portfolio acquisitions throughout the year. We anticipate that this increased weighting of new borrowers, our riskiest customer type, in the portfolio will continue to result in increased delinquencies and charge-offs in the future.

G&A expenses from continuing operations for the nine months ended December 31, 2019 increased by $40.7 million, or 19.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 54.1% during the first nine months of fiscal 2019 to 58.6% during the first nine months of fiscal 2020. G&A expenses per average open branch increased by 16.0% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $151.4 million for the nine months ended December 31, 2019, a $23.5 million, or 18.3%, increase over the nine months ended December 31, 2018. Approximately $13.6 million of the increase was due to additional share-based compensation associated with the long-term incentive program and director equity awards, as previously disclosed. Salary and benefit expense increased approximately $10.6 million, or 10.9%, period over period as a result of an increase in headcount and higher health insurance claims. Our headcount as of December 31, 2019 increased 4.1% compared to December 31, 2018, primarily driven by acquisitions during the 12 months ending December 31, 2019. However, our accounts per employee have increased by approximately 2.2% over the same 12 months. Additionally, for branches open for both years, the number of active customers per store at the end of the second quarter increased 4.2% year over year.

Occupancy and equipment expense totaled $40.5 million for the nine months ended December 31, 2019, a $4.6 million, or 12.8%, increase over the nine months ended December 31, 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2019, the average expense per branch increased to $33.1 thousand, up from $30.2 thousand for the nine months ended December 31, 2018. The increase in expense per branch is partially due to adding redundant data and voice circuits to our branches to support new technology roll-outs as well as to reduce down time in the branches.

Advertising expense totaled $20.6 million for the nine months ended December 31, 2019, a $1.7 million, or 8.9%, increase over the nine months ended December 31, 2018.

Amortization of intangible assets totaled $3.6 million for the nine months ended December 31, 2019, a $2.7 million, or 295.5%, increase over the nine months ended December 31, 2018, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $34.3 million for the nine months ended December 31, 2019, a $8.2 million, or 31.7%, increase over the nine months ended December 31, 2018. The overall increase is primarily due to an $8.0 million accrual for the potential resolution of the Mexico investigation.

Interest expense for the nine months ended December 31, 2019 increased by $4.8 million, or 37.2%, from the corresponding nine months of the previous year. The increase in interest expense was due to a 65.8% increase in the average debt outstanding, from $248.5 million to $412.1 million. The increase in average debt outstanding was partially offset by a reduction in the interest margin on the credit facility as well as a reduction in the LIBOR rate. The Company’s senior debt-to-equity ratio increased from 0.5:1 at December 31, 2018 to 1.5:1 at December 31, 2019.

Other key return ratios for the first nine months of fiscal 2020 included a 4.5% return on average assets and a return on average equity of 9.1% (both on a trailing 12-month basis), as compared to a 7.4% return on average assets and a return on average equity of 11.7% for the first nine months of fiscal 2019.

The Company’s effective income tax rate for continuing operations increased to 25.5% for the nine months ended December 31, 2019 compared to 20.0% for the corresponding period of the previous year. The increase is primarily due to the recognition of the $8 million non-deductible accrual for the potential Mexico resolution and an increase in disallowed executive compensation under IRC Section 162(m) which was partially offset by tax credits under the Federal Historic Tax Credit program and a reduction in the permanent difference related to non-qualified stock option expense in the current period.

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

Further, on June 6, 2019, the CFPB amended the Rule to delay the August 19, 2019 compliance date for part of the Rule’s provisions, including the ability to repay requirements. The new compliance date for the ability to repay requirements is November 19, 2020. In addition, on February 6, 2019, the CFPB issued a notice of proposed rulemaking proposing to rescind provisions of the Rule governing the ability to repay requirements. The comment period for this proposed rulemaking closed in May 2019. According to the CFPB’s Fall 2019 rulemaking agenda, the CFPB is reviewing the approximately 190,000 comments it received and expects to take final action in April 2020 with respect to this proposal. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda and has remained inactive since, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB.

See Part I, Item 1, "Business - Government Regulation - Federal legislation" and Part I, Item 1A, "Risk Factors" in the Company’s Form 10-K for the year ended March 31, 2019 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2019 was $170.6 million.

The Company continues to believe that repurchases of common stock are a viable component of the Company’s long-term financial strategy and an efficient use of excess cash when the opportunity arises. However, the Company's amended and restated revolving credit agreement limits share repurchases to the aggregate of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019. The Company can repurchase additional amounts of shares with prior written consent from lenders. However, our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2019, the Company's debt outstanding was $583.7 million and its shareholders' equity was $392.2 million, resulting in a debt-to-equity ratio of 1.5:1.0. Management will continue to monitor the Company's senior debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

Expenditures by the Company to open and furnish new branches averaged approximately $44,000 per new branch during fiscal 2019. New branches have also required from $150,000 to $500,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2019, the Company opened 15 new branches, acquired 37 branches, and merged 5 branches into existing ones.

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

The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At December 31, 2019, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

The agreement establishes a maximum specified level for the collateral performance indicator of 24.0%. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.9 million and $0.9 million for the nine months ended December 31, 2019 and 2018, respectively.

For the nine months ended December 31, 2019 and fiscal year ended March 31, 2019, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.7% annualized and 6.7%, respectively, and the unused amount available under the revolver at December 31, 2019 was $101.0 million. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $375.0 million; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iii) a maximum provision for loan losses for any four quarters then ending that meets or exceeds the net loan charge off for the corresponding period; and (iv) a maximum specified level for the collateral performance indicator of 24.0%, which is the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at December 31, 2019 and March 31, 2019 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

Since 1996, the Company has repurchased approximately 20.3 million shares for an aggregate purchase price of approximately $1.1 billion. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock. As of December 31, 2019, the Company had $10.0 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2019, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $583.7 million at December 31, 2019. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at December 31, 2019, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.8 million on an annual basis.

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

Although we are working to resolve the previously reported investigation of our Mexico operations, there can be no assurance that our efforts to reach settlements will be successful, or if they are, what the timing or terms of any such settlements would be.

In January 2020, the Company proposed a resolution framework to the SEC that included payment of $8 million, which amount was accrued by the Company at December 31, 2019. Until any settlement or other resolution of these matters is reached, we expect to continue to incur potentially significant costs in connection with the investigation of our former Mexico operations, primarily in the form of professional fees and expenses. At this time, we are unable to predict the developments in, outcome of, and economic and other consequences of the investigation or its impact on our earnings, cash flows, liquidity, financial condition and ongoing business. While we have made an accrual related to the proposed framework, the discussions are continuing with the SEC, and there can be no assurance as to the timing or the terms of the final resolution of these matters. Although we do not presently believe that these matters, including the accrual (and the payment of the accrual at some point-in-time in the future) will have a material adverse effect on our business, financial position, results of operations or cash flows, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business, financial position, results of operations or cash flows in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 20.3 million shares for an aggregate purchase price of approximately $1.1 billion. On June 7, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of its outstanding common stock. As of December 31, 2019, the Company had $10.0 million in repurchase capacity remaining under this authorization, which does not have a stated expiration date. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility, and other market and economic conditions. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2019	—	$—	—	$10,030,853
November 1 through November 30, 2019	—	—	—	10,030,853
December 1 through December 31, 2019	—	—	—	10,030,853
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.01	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2019, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and December 31, 2018;
(iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2019 and December 31, 2018;
(iv) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2019 and December 31, 2018;
(v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and December 31, 2018; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	February 7, 2020

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	February 7, 2020

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 7, 2020