Form 10-K
period 2020-03-31
WORLD ACCEPTANCE CORP
filed 2020-05-29
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number: 000-19599

WORLD ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina		57-0425114
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

104 S. Main St.
Greenville	South Carolina	29601
(Address of principal executive offices)		(Zip Code)

(864)	298-9800
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	WRLD	The NASDAQ Stock Market LLC
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2019, computed by reference to the closing sale price on such date, was $609,768,376. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 15, 2020, 7,509,384 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2020 Annual Meeting of Shareholders ("the Proxy Statement") and filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

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

4

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2020.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2021” are to the Company’s fiscal year ending March 31, 2021; all references in this report to "fiscal 2020" are to the Company's fiscal year ended March 31, 2020; all references to “fiscal 2019” are to the Company’s fiscal year ended March 31, 2019; all references to “fiscal 2018” are to the Company’s fiscal year ended March 31, 2018; all references to "fiscal 2017" are to the Company's fiscal year ended March 31, 2017; and all references to "fiscal 2016" are to the Company's fiscal year ended March 31, 2016.

PART I.

Item 1.	Description of Business

General.  The Company was incorporated under the laws of South Carolina on February 22, 1973 and is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers standardized installment loans generally between $100 and $3,200, with the average loan being $1,005. The Company operates 1,243 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2020. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

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

Impact of COVID-19. COVID-19 is having a global impact and the Company is closely tracking and reacting to the continued effects of the pandemic. Thus far, nearly all branches have remained open as a result of being classified as an essential business by government authorities. In each, steps have been taken to reduce personal interactions and assist associates and customers. Some of these measures include reducing store hours, providing additional leave for those directly impacted, closing lobbies and offering curbside service, and encouraging customers to service accounts digitally rather than in person. Branch team members have remained positive, strong, and have worked hard to continue to be a resource for customers during these uncertainties.

As we began to experience non-essential business and school closures, we proactively halted marketing efforts and updated underwriting criteria given the uncertainty at that time. The Company experienced expected declines in customer demand due to a combination of reduced marketing and stay-at-home orders reducing customer mobility. Rapid increases in unemployment and subsequent federal stimulus packages have both altered the underwriting landscape. As a result, the Company has seen significant increases in online and phone activity related to account access, payments, and refinances. To assist customers impacted by COVID-19, the normal 30 day wait period for unemployment insurance claims was waived and payment deferrals have been offered to impacted customers. The Company has also expedited projects related to its digital presence and online lending and is currently piloting remote applications, signatures, and funding for select customers.

See Part I, Item 1A for an update to our risk factors related to COVID-19.

Expansion.  During fiscal 2020, the Company opened 19 new branches, purchased 38 branches, and merged or consolidated 7 branches into existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2021, the Company currently plans to open or acquire approximately 25 new branches by increasing the number of branches in its existing market areas or commencing operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

The following table sets forth the number of branches of the Company at the dates indicated:

	At March 31,
State	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Alabama	68	65	65	65	69	68	68	64	62	51
Georgia	133	124	123	125	114	113	110	108	105	103
Idaho (1)	18	19	20	21	17	8	—	—	—	—
Illinois	79	77	82	80	82	82	82	81	75	68
Indiana (2)	38	35	32	29	25	22	17	8	—	—
Kentucky	78	78	78	77	79	79	76	71	70	66
Louisiana	52	47	47	47	48	49	48	47	44	40
Mississippi (3)	30	27	25	20	20	12	5	—	—	—
Missouri	81	77	76	75	77	78	76	76	72	66
New Mexico	37	37	38	39	42	44	44	44	44	44
Oklahoma	69	69	71	74	82	83	83	82	82	82
South Carolina	102	95	97	92	96	99	101	98	97	97
Tennessee	107	107	105	104	106	107	105	105	105	103
Texas	303	298	291	291	300	300	297	279	262	247
Utah (4)	18	9	—	—	—	—	—	—	—	—
Wisconsin	30	29	27	30	29	28	26	21	14	5
Total	1,243	1,193	1,177	1,169	1,186	1,172	1,138	1,084	1,032	972
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

Loan and Other Products.  In each state in which we operate, we primarily offer pre-computed consumer installment loans that are standardized by amount and maturity. Consumer installment loans are our principal product and interest and fee income from such loans accounted for 86.2%, 86.2%, and 86.7% of our total revenues in fiscal years 2020, 2019, and 2018, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 3 to 16 months and are pre-payable at any time without penalty. In addition, we offer income tax preparation and filing services as well as interest and fee-free tax advance loans.

The following table sets forth information about our loan products for fiscal 2020:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$100	$2,450	3	25
Large loans	$2,500	$20,600	12	48
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state and, consistent with industry practice, we generally charge at, or close to, the maximum rates allowable under applicable state law in those states that limit loan rates. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2020, the annual percentage rates on loans we offer for small and large loans, including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, ranged from 0% to 199%, depending on the loan size, maturity, and the state in which the loan was made.

As of March 31, 2020, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	Amount	Percentage of total gross loans receivable
—%	36%	$361,084,827	29.8
37%	50%	286,670,650	23.7
51%	60%	170,055,923	14.1
61%	70%	70,063,032	5.8
71%	80%	36,531,908	3.0
81%	90%	70,723,111	5.8
91%	100%	119,397,778	9.9
101%	120%	84,806,608	7.0
121%	150%	9,630,303	0.8
151%	199%	907,226	0.1
		$1,209,871,366	100

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

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2020:

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

Another service offered by the Company is income tax return preparation and electronic filing. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 84,000, 91,000 and 77,000 returns in fiscal years 2020, 2019, and 2018, respectively. Net revenue generated by the Company from this program during fiscal 2020, 2019, and 2018 amounted to approximately $20.9 million, $21.5 million, and $16.8 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2020:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	100	5,000	8	8

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2011 through 2020:

	At March 31,
State	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Alabama	5%	5%	5%	4%	6%	5%	4%	4%	4%	4%
Georgia	13	13	14	15	13	13	13	14	14	14
Idaho (1)	1	1	—	—	—	—	—	—	—	—
Illinois	8	7	7	7	7	7	8	7	7	6
Indiana (2)	2	2	2	2	1	1	1	—	—	—
Kentucky	8	8	9	10	10	10	9	10	10	10
Louisiana	3	3	2	2	2	2	2	2	2	2
Mississippi (3)	1	1	1	1	—	—	—	—	—	—
Missouri	8	7	7	7	8	8	7	7	6	6
New Mexico	2	2	2	2	2	2	2	2	2	2
Oklahoma	6	7	7	7	8	8	7	7	6	7
South Carolina	10	9	10	11	10	11	12	12	13	14
Tennessee	11	12	13	13	13	13	13	14	15	15
Texas	19	21	19	18	19	19	21	20	20	20
Utah (4)	1	—	—	—	—	—	—	—	—	—
Wisconsin (5)	2	2	2	1	1	1	1	1	1	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Utah in October 2018.
(5) The Company commenced operations in Wisconsin in December 2010.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2020:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	55,050	$1,138	$62,639
Georgia	105,132	1,473	154,861
Idaho	9,659	1,026	9,912
Illinois	51,184	1,779	91,055
Indiana	21,777	1,304	28,401
Kentucky	58,615	1,604	94,010
Louisiana	37,803	1,010	38,179
Mississippi	20,325	815	16,563
Missouri	47,840	1,938	92,707
New Mexico	23,717	1,173	27,826
Oklahoma	54,207	1,393	75,529
South Carolina	89,791	1,353	121,459
Tennessee	90,653	1,497	135,707
Texas	229,740	1,012	232,504
Utah	6,152	1,164	7,158
Wisconsin	14,214	1,503	21,361
Total	915,859	$1,321	$1,209,871

Seasonality.  The Company's highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results for the Company's third fiscal quarter are generally lower than in other quarters, and operating results for its fourth fiscal quarter are generally higher than in other quarters. However, the effects of COVID-19 could impact our typical seasonal trends.

Lending and Collection Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence, and prior credit experience. Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability and ability and willingness to pay. The Company also generates a proprietary credit score in assisting loan decisions to potential new customers that evaluates key attributes such as payment history, outstanding debt, length of credit history, number of credit inquiries as well as credit mix. All loan applicants are required to complete standardized credit applications in person or by telephone at local Company branches. Each of the Company's local branches are equipped to perform rapid background, employment, and credit checks and approve loan applications promptly, often while the customer waits. The Company's employees verify the applicant's sources of income and credit histories through telephone checks with employers, other employment references, and verification with various credit bureaus. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

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

Approximately 79.6%, 78.7%, and 79.0% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers in fiscal 2020, 2019, and 2018, respectively. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. The Company markets the opportunity for qualifying customers to refinance existing loans prior to maturity. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. This, in turn, may increase the fees and other income realized for a particular customer. For fiscal 2020, 2019, and 2018, the percentages of the Company's loan originations that were refinancings of existing loans were 66.9%, 66.2%, and 65.9%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.3%, 1.1%, and 1.2% of the Company’s loan volume in fiscal 2020, 2019, and 2018, respectively.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2020, the captive insurance subsidiary reinsured approximately 10.5% of the credit insurance sold by the Company and contributed approximately $2.2 million to the Company's total revenue.

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

Monitoring and Supervision.  The Company's loan operations are organized into Southeastern, Central, and Western Divisions. As of March 31, 2020 the Southeastern Division consisted of Georgia, Missouri, South Carolina and Tennessee; the Central Division consisted of Illinois, Indiana, Kentucky, Louisiana, Mississippi, Oklahoma and Wisconsin; and the Western Division consisted of Alabama, Idaho, New Mexico, Texas, and Utah. Several levels of management monitor and supervise the operations of each of the Company's branches. Branch managers are directly responsible for the performance of their respective branches. District Managers are responsible for the performance of 8 to 11 branches in their districts. They typically communicate with the branch managers of each of their branches at least weekly and visit the branches at least monthly. The Regional Vice Presidents of Operations monitor the performance of all branches within their states (or partial state in the case of Texas), primarily through communication with District Managers. These Regional Vice Presidents of Operations typically communicate with the District Managers of each of their districts weekly and regularly visit branches. The Senior Vice Presidents of each of the Southeastern, Central, and Western Divisions are responsible for supervising the Regional Vice Presidents of Operations.

Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level. At least eight times per fiscal year District Managers examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management. The Company takes a risk-based approach to determine internal audit frequency. At least once every 18 months each branch undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures, and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are staffed with a minimum of two employees. The branch manager supervises and administers operations of the branch and is responsible for approving all borrower loan applications and requests for increases in the amount of credit extended. Each branch generally has one or two account specialists who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, collection efforts, and marketing activities. Larger branches may employ additional account specialists.

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

Advertising.  The Company actively advertises through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. The Company obtains or acquires mailing lists from third party sources. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company also advertises across digital platforms, by email and to existing customers via SMS/text. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 4.1%, 4.1%, and 4.2% in fiscal 2020, 2019, and 2018, respectively.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with generally less than 100 branches. Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000. We believe that online lending could be affecting the consumer lending market within which we operate. While it appears online lenders are marketing to a different customer segment than that of our primary customers, some of our customers may overlap.

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

Employees.  As of March 31, 2020, the Company had 3,744 employees, none of whom were represented by labor unions. The Company considers its relations with its employees to be good. The Company seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

Information about our Executive Officers.  The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below. The term of office for each executive officer expires upon the earlier of the appointment and qualification of a successor or such officer's death, resignation, retirement, or removal.

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (39)	President and Chief Executive Officer	President and Chief Executive Officer since June 2018; Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018; Vice President of Analytics from June 2014 to February 2018; Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014; Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013.

John L. Calmes Jr. (40)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer	Executive Vice President and Chief Financial and Strategy Officer and Treasurer since October 2018; Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018; Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015; Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (47)	Executive Vice President and Chief Branch Operations Officer	Executive Vice President and Chief Branch Operations Officer since February 2018; Executive Vice President of Branch Operations from September 2016 to February 2018; Senior Vice President, Southeastern Division from November 2015 to September 2016; Senior Vice President, Central Division from June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Luke J. Umstetter (40)	Senior Vice President, Secretary, and General Counsel	Senior Vice President, Secretary and General Counsel since August 2018; General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018; General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (44)	Senior Vice President, Human Resources	Senior Vice President, Human Resources since October 2018; Vice President, Human Resources from February 2016 to October 2018; Divisional Vice President - Human Resources of Family Dollar Corporation from 2012 to 2016; Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (45)	Senior Vice President, Information Technology	Senior Vice President, Information Technology since October 2018; Vice President of IT Strategic Solutions from April 2016 to October 2018, Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (43)	Senior Vice President, Accounting	Senior Vice President of Accounting since October 2018; Vice President of Accounting-US from June 2013 to October 2018; Controller-US from June 2011 to June 2013.

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

For example, Texas regulation requires the approval of the Texas Consumer Credit Commissioner for the acquisition, directly or indirectly, of more than 10% of the voting or common stock of a consumer finance company. A Louisiana statute prohibits any person from acquiring control of 50% or more of the shares of stock of a licensed consumer lender, such as the Company, without first obtaining a license as a consumer lender. The overall effect of these laws, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of an unregulated company.

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

The Company and its operations are regulated by several state agencies, including the following:
•The Alabama State Banking Department
•The Industrial Loan Division of the Office of the Georgia Insurance Commissioner
•The Idaho Department of Finance
•The Consumer Credit Division of the Illinois Department of Financial Institutions
•The Indiana Department of Financial Institutions
•The Kentucky Department of Financial Institutions
•The Louisiana Office of Financial Institutions
•The Mississippi Department of Banking and Consumer Finance
•The Missouri Division of Finance
•The Financial Institutions Division of the New Mexico Regulation and Licensing Department
•The Oklahoma Department of Consumer Credit
•The Consumer Finance Division of the South Carolina Board of Financial Institutions and the South Carolina Department of Consumer Affairs
•The Tennessee Department of Financial Institutions
•The Texas Office of the Consumer Credit Commissioner
•The Utah Department of Financial Institutions
•The Wisconsin Department of Financial Institutions

These state regulatory agencies audit the Company's local branches from time to time, and most state agencies perform an annual compliance audit of the Company's operations in that state.

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

Federal legislation.  In addition to state and local laws and regulations, we are subject to numerous federal laws and regulations that affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Military Lending Act, the Fair Credit Reporting Act, and the regulations thereunder, and the Federal Trade Commission's Credit Practices Rule. These laws require the Company to provide complete disclosure of the principal terms of each loan to the borrower prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices, and prohibit unfair, deceptive, or abusive credit practices. Among the principal disclosure items under the Truth in Lending Act and Regulation Z, which implements this statute, are the terms of repayment, the final maturity, the total finance charge, and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on, among other things, the basis of race, color, sex, age, or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Military Lending Act applies to active-duty service members and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the interest rate. The Fair Credit Reporting Act, which among other things, governs the use of credit bureau reports and reporting information to credit bureaus. Additionally, the Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to provide additional information to those borrowers whose loans are approved and consummated if the credit decision was based in whole or in part on the contents of a credit report. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan. Violations of these statutes and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans.

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

The coronavirus (COVID-19) pandemic has and is expected to continue adversely affecting our business, liquidity, results of operations and financial position.

The COVID-19 pandemic has resulted in widespread volatility and deterioration in household, business, economic, and market conditions. The ultimate extent of the impact of the COVID-19 global pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including the duration, response, effect on customers, employees and service providers, and the effect on markets and economies.

We are unable to estimate the full impact of COVID-19 on our business and operations at this time. However, we have started to experience reduced demand for our products and services. We expect to continue experiencing adverse effects related to the pandemic, any of which could have a material adverse effect on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum capital ratios and other requirements under our revolving credit facility.

In addition, as a result of our CECL implementation in fiscal 2021, our financial results may be negatively affected as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses. As a result, factoring in COVID-19, we could incur a significant provision expense for credit losses in the first quarter of 2021 and may incur significant provision expense for credit losses in future periods as well.

Given the unprecedented nature of the crisis, our financial and economic models may be unable to accurately predict and respond to the impact of the economic contraction or lasting changes to customer behaviors, which in turn may limit our ability to manage credit risk and avoid higher charge-off rates. Additionally, our credit and economic models may not be able to adequately predict or forecast credit losses, loan receivables or other financial metrics during and after the crisis, which could result in our reserves being too large or insufficient. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.

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

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rulemaking. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction over the Company’s business or discretionary consumer financial transactions generically, could materially and adversely affect our business, results of operations and prospects. See Part I, Item 1, “Business-Government Regulation” for more information regarding legislation we are subject to and related risks.

Although we are working to resolve the previously reported investigation of our Mexico operations, there can be no assurance that our efforts to reach settlements will be successful, or if they are, what the timing or terms of any such settlements would be.

In March 2020, our discussions with the SEC progressed to a point that the Company could reasonably estimate a probable loss and recorded an aggregate accrual of $21.7 million with respect to the SEC matters. As the discussions with the SEC are continuing, there can be no assurance that the Company's efforts to reach a final resolution with the SEC will be successful or, if they are, what the timing or terms of such resolution will be. The Company has no offer of settlement or resolution with the DOJ at this time. Until any settlement or other resolution of these matters is reached, we expect to continue to incur potentially significant costs in connection with the investigation of our former Mexico operations, primarily in the form of professional fees and expenses. At this time, we are unable to predict the developments in, outcome of, and economic and other consequences of the investigation or its impact on our earnings, cash flows, liquidity, financial condition and ongoing business. While we have made an accrual related to the potential resolution, the discussions are continuing with the SEC, and there can be no assurance as to the timing or the terms of the final resolution of these matters. Although we do not presently believe that these matters, including the accrual (and the payment of the accrual at some point-in-time in the future) will have a material adverse effect on our business, financial position, results of operations or cash flows, given the inherent uncertainties in such situations, we can provide no assurance that these matters will not be material to our business, financial position, results of operations or cash flows in the future.

We may be exposed to liabilities under the FCPA, and any determination that the Company or any of its subsidiaries has violated the FCPA could have a material adverse effect on our business and liquidity.

We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. As discussed in Part I, Item 3, “Legal Proceedings-Mexico Investigation,” in this Annual Report on Form 10-K, we retained outside counsel and forensic accountants to conduct an investigation of certain transactions and payments in Mexico that potentially implicate the Company in violations of the FCPA, including the books and records provisions of the FCPA. In addition, we voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. The Company has and will continue to cooperate with both agencies. The SEC issued a formal order of investigation in connection with these matters.

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

Unfavorable state legislation, executive orders, or regulatory actions , adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

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

We may experience significant turnover in our senior management, and our business may be adversely affected by the transitions in our senior management team.

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

Our revolving credit agreement allows us to borrow up to $685.0 million through June 7, 2022. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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

We may incur a substantial amount of debt in the future. As of March 31, 2020, we had approximately $451.1 million of total debt outstanding and a total debt-to-equity ratio of approximately 1.1 to 1. The amount of debt we may incur in the future could have important consequences, including the following:

•our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;
•a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;
•we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement bear interest at variable rates, as may any future debt that we incur;
•we may be at a competitive disadvantage to competitors that are not as highly leveraged;
•we could be more vulnerable to adverse developments in our industry or in general economic conditions;
•we may be restricted from taking advantage of business opportunities or making strategic acquisitions;
•we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•we may have difficulty satisfying our obligations under the debt if accelerated upon the occurrence of an event of default; and
•we may be more vulnerable to periods of negative or slow growth in the general economy or in our business.

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2020, we had $180.2 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

Our revolving credit agreement contains covenants that restrict our ability to, among other things:

•incur and guarantee debt;
•pay dividends or make other distributions on or redeem or repurchase our stock;
•make investments or acquisitions;
•create liens on our assets;
•sell assets;
•merge with or into other companies;
•enter into transactions with shareholders and other affiliates; and
•make capital expenditures.

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

Turbulence in the global capital markets can result in disruptions in the financial sector and affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition, and results of operations. There can be no assurance that future disruptions in the financial sector will not occur that could have adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the ability and willingness of our borrowers to repay such loans. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs), disposable income, interest rates, health crises, natural disasters, acts of war or terrorism, political or social conditions, divorce, death, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Credit Quality.”

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

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. CECL became effective for the Company April 1, 2020. We currently expect the adoption of CECL will result in an increase of approximately $14.5 million to $26.2 million in our allowance for loan losses. See Note 1 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

At March 31, 2020 our total assets contained $7.4 million of goodwill. Under GAAP, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

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

The annual turnover as of March 31, 2020 among our branch employees was approximately 32.7%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

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

Our growth strategy includes opening and acquiring branches in existing and new markets and is subject to significant risks, some of which are beyond our control, including:

•the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, to the extent applicable, federal laws and regulations, which are subject to change at any time;
•our ability to obtain and maintain any regulatory approvals, government permits, or licenses that may be required;
•the degree of competition in new markets and its effect on our ability to attract new customers;
•our ability to obtain adequate financing for our expansion plans; and
•our ability to attract, train, and retain qualified personnel to staff our new operations.

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

The consumer lending industry is highly competitive. We compete with other consumer finance companies as well as other types of financial institutions that offer similar consumer financial products and services. Some of these competitors may have greater financial, technical, and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate. We cannot be sure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Our off-site data center and centralized IT functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our information systems, and administrative and management processes could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of terror or similar event, destroyed or severely damaged our infrastructure. Any such catastrophic event or other unexpected disruption of our headquarters functions or off-site data center could have a material adverse effect on our business, results of operations, and financial condition.

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

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. CECL became effective for the Company April 1, 2020. We currently expect the adoption of CECL will result in an increase of approximately $14.5 million to $26.2 million in our allowance for loan losses. See Note 1 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

As of March 31, 2020, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 35.0% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

In pursuing these transactions, we may experience, among other things:

•overvaluing potential targets;
•difficulties in integrating any acquired companies or branches into our existing business, including integration of account data into our information systems;
•inability to realize the benefits we anticipate in a timely fashion, or at all;
•unexpected losses due to the acquisition of loan portfolios with loans originated using less stringent underwriting criteria;
•significant costs, charges, or write-downs; or
•unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2020, the Company moved into its new corporate headquarters located at 104 S. Main Street in Greenville, South Carolina. The Company leases approximately 45,000 square feet at this location. This lease expires on November 30, 2029 and includes two five-year options. The Company’s previous corporate headquarters, which consists of approximately 42,000 square feet in Greenville, South Carolina, was classified as held for sale as of March 31, 2020.

The Company owns all of the furniture, fixtures and computer terminals located in each of its branches. As of March 31, 2020, the Company had 1,243 branches, most of which are generally leased pursuant to three- to five-year operating leases. During the fiscal year ended March 31, 2020, total lease expense was approximately $26.4 million, or an average of approximately $21.5 thousand per branch. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches generally have an average size of 1,603 square feet.

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

There have been ongoing discussions with the SEC regarding the possible resolution of these matters. The discussions with the SEC have progressed to a point that the Company can now reasonably estimate a probable loss and has recorded an aggregate accrual of $21.7 million with respect to the SEC matters as of March 31, 2020. As the discussions with the SEC are continuing, there can be no assurance that the Company's efforts to reach a final resolution with the SEC will be successful or, if they are, what the timing or terms of such resolution will be. The Company has no offer of settlement or resolution with the DOJ at this time. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

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

Holders

As of May 15, 2020, there were 30 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

Issuer Purchases of Equity Securities

Since 1996, the Company has repurchased approximately 20.4 million shares for an aggregate purchase price of approximately $1.13 billion. On March 12, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2020, the Company had $22.6 million in aggregate remaining repurchase capacity. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2020	—	$—	—	$10,030,853
February 1 through February 29, 2020	—	—	—	10,030,853
March 1 through March 31, 2020	128,499	57.47	128,499	22,614,804
Total for the quarter	128,499	$57.47	128,499

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index
200
100
0
Index Value
2015
2016
2017
2018
2019
2020
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

(Amounts in thousands, except number of branches and per share information)	Years Ended March 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Interest and fee income	$508,327	$469,154	$435,702	$427,871	$452,925
Insurance income, net and other income	81,702	75,389	66,967	62,951	62,376
Total revenues	590,029	544,543	502,669	490,822	515,301

Provision for loan losses	181,730	148,427	117,620	119,096	114,428
General and administrative expenses:	347,493	288,304	269,108	244,275	241,701
Interest expense	25,896	17,934	19,090	21,504	26,849
Total expenses	555,119	454,665	405,818	384,875	382,978

Income from continuing operations before income taxes	34,910	89,878	96,851	105,947	132,323

Income taxes	6,752	15,981	47,758	38,157	48,979

Income (loss) from discontinued operations (1)	—	(36,662)	4,597	5,810	4,052

Net income	$28,158	$37,235	$53,690	$73,600	$87,396

Net income per common share from continuing operations (basic)	$3.66	$8.22	$5.58	$7.79	$9.65
Basic weighted average shares	7,688	8,994	8,791	8,706	8,636
Net income per common share from continuing operations (diluted)	$3.54	$8.03	$5.48	$7.72	$9.59
Diluted weighted average shares	7,953	9,204	8,959	8,778	8,692

Balance Sheet Data (end of period):
Loans receivable, net of unearned interest, insurance and fees	$900,891	$837,144	$745,241	$701,733	$716,390
Allowance for loan losses	(96,488)	(81,520)	(66,088)	(60,644)	(60,923)
Loans receivable, net	804,403	755,624	679,153	641,089	655,467

Total assets	1,030,086	854,988	840,987	800,589	806,219
Total debt	451,100	251,940	244,900	295,136	374,685
Shareholders' equity	411,963	552,117	541,108	461,064	391,902

Other Operating Data:
As a percent of average net loans receivable:
Provision for loan losses	19.6%	18.0%	15.6%	16.2%	14.7%
Net charge-offs	18.0%	16.1%	14.9%	16.2%	15.0%
Number of branches open at year-end	1,243	1,193	1,177	1,169	1,186

_______________________________________________________
(1) See Note 18 of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for more information on our discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2016, gross loans receivable have increased at a 5.83% annual compounded rate from $964.6 million to $1.21 billion at March 31, 2020. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. During the four-year period beginning March 31, 2016, the Company has expanded in size from 1,186 branches to 1,243 branches as of March 31, 2020. During fiscal 2021, the Company currently plans to open or acquire approximately 25 new branches and evaluate acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 84,000, 91,000, and 77,000 returns in each of the fiscal years 2020, 2019, and 2018, respectively. Revenues from the Company’s tax preparation business amounted to approximately $20.9 million, a 2.4% decrease over the $21.5 million earned during fiscal 2019.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2020	2019	2018
	(Dollars in thousands)
Gross loans receivable	$1,209,871	$1,127,957	$1,004,233
Average gross loans receivable (1)	$1,256,389	$1,120,112	$1,019,005
Net loans receivable (2)	$900,891	$837,144	$745,242
Average net loans receivable (3)	$928,408	$824,763	$753,116

Expenses as a percentage of total revenue:
Provision for loan losses	30.8%	27.3%	23.4%
General and administrative	58.9%	52.9%	53.5%
Interest expense	4.4%	3.3%	3.8%
Operating income as a % of total revenue (4)	10.3%	19.8%	23.1%

Loan volume	2,929,265	2,720,351	2,487,066

Net charge-offs as percent of average net loans receivable	18.0%	16.1%	14.9%

Return on average assets (trailing 12 months)	2.8%	8.8%	6.3%

Return on average equity (trailing 12 months)	6.1%	13.6%	10.6%

Branches opened or acquired (merged or closed), net	50	16	8

Branches open (at period end)	1,243	1,193	1,177
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

COVID-19 Pandemic Response and Impact

The COVID-19 pandemic has caused significant economic disruption in the United States as many state and local governments, including all of the states in which the Company operates, have ordered non-essential businesses to close and residents to shelter in place at home. For the majority of states in which we operate, we have been considered an essential business and thus nearly all of our branches have remained open to date. However, the impact of COVID-19 is rapidly evolving, its future effects are uncertain, and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge.

In response to the spread of COVID-19, we have modified our business practices in order to reduce personal interactions and provide additional support to our associates and customers. Some of these measures include reducing branch hours, limiting employee travel, implementing work-from-home initiatives for employees when possible, cancelling physical participation in meetings and training sessions, providing additional leave for those directly impacted, closing lobbies and offering curbside service, and encouraging customers to service accounts digitally rather than in person. As a result, the Company has seen significant increases in online and phone activity related to account access, payments, and refinances. The Company has expedited projects related to its digital presence and online lending and is currently piloting remote applications, signatures, and funding for select customers.

As non-essential businesses and schools began to close, we proactively halted marketing efforts and updated our underwriting criteria in light of the tremendous uncertainty, rapid increases in unemployment, and federal stimulus packages. The Company is experiencing expected declines in customer demand due to a combination of reduced marketing and stay-at-home orders reducing customer mobility. To assist customers impacted by COVID-19, the Company’s typical 30-day wait period for unemployment insurance claims has been waived and payment deferrals are being offered to impacted customers.

As of May 15, 2020, we had $320.5 million available under our revolving credit facility. We believe we have sufficient liquidity to support the fundamental operations of our business throughout the COVID-19 pandemic. However, we are unable to estimate the long-term impact of COVID-19 on our business and will continue to assess our liquidity needs as the situation evolves. If we experience sustained adverse effects, we may fail to satisfy our minimum capital ratios and other requirements under our revolving credit facility.

The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are impossible to predict, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the spread of the virus, the effectiveness of our borrower assistance initiatives and government economic stimulus measures, and the speed at which normal economic and operating conditions return.

See Part I, Item 1A, “Risk Factors” for additional information.

Adjustments subsequent to the release of earnings on May 7, 2020

The Company has made certain adjustments to its treatment of historic tax credits purchased during fiscal 2020 since the Company’s earnings release was furnished on May 7, 2020. The adjustments correctly present the Company’s election to account for historic tax credits purchased using the income statement method in conjunction with the flow-through method. Under this approach, the deferred tax liability related to the difference between the book and tax basis in the underlying historic tax credit investment is recorded in the tax provision and reversed over the same period as the amortization of the historic tax credit investment. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED STATEMENT OF OPERATIONS
	Three months ended March 31, 2020			Twelve months ended March 31, 2020
	As furnished May 7, 2020	Adjustments	As revised	As furnished May 7, 2020	Adjustments	As revised
Insurance income, net and other income	$33,944,288	$(27,709)	$33,916,579	$81,813,077	$(110,833)	$81,702,244
Total revenues	163,045,541	(27,709)	163,017,832	590,139,848	(110,833)	590,029,015
Other expense	25,010,707	434,096	25,444,803	59,298,010	868,192	60,166,202
Total general and administrative expense	96,272,691	434,096	96,706,787	346,625,068	868,192	347,493,260
Total expenses	136,559,103	434,096	136,993,199	554,251,380	868,192	555,119,572
Income from continuing operations before income taxes	26,486,438	(461,805)	26,024,633	35,888,468	(979,025)	34,909,443
Income tax expense	2,806,485	(85,341)	2,721,144	5,204,183	1,547,782	6,751,965
Net income from continuing operations	23,679,953	(376,464)	23,303,489	30,684,285	(2,526,807)	28,157,478
Net income	$23,679,953	$(376,464)	$23,303,489	$30,684,285	$(2,526,807)	$28,157,478

Net income per common share from continuing operations, diluted	$3.24	$(0.06)	$3.18	$3.86	$(0.32)	$3.54
Net income per common share, diluted	$3.24	$(0.06)	$3.18	$3.86	$(0.32)	$3.54

CONSOLIDATED BALANCE SHEET
	As of March 31, 2020
	As furnished May 7, 2020	Adjustments	As revised
Deferred income taxes, net	$24,805,767	$(1,547,782)	$23,257,985
Income taxes receivable	4,270,778	(4,270,778)	—
Other assets, net	20,734,227	7,813,723	28,547,950
Total assets	1,028,091,272	1,995,163	1,030,086,435
Income taxes payable	—	4,965,302	4,965,302
Accounts payable and accrued expenses	59,742,012	(443,332)	59,298,680
Total liabilities	613,601,398	4,521,970	618,123,368
Shareholders' equity	414,489,874	(2,526,807)	411,963,067
Total liabilities and shareholders' equity	$1,028,091,272	$1,995,163	$1,030,086,435

SELECTED CONSOLIDATED STATISTICS
	Three months ended March 31, 2020			Twelve months ended March 31, 2020
	As furnished May 7, 2020	Adjustments	As revised	As furnished May 7, 2020	Adjustments	As revised
Expenses as a percentage of total revenue:
General and administrative	59.0%	0.3%	59.3%	58.7%	0.2%	58.9%
Operating income as a % of total revenue (1)	21.2%	(0.3)%	20.9%	10.5%	(0.2)%	10.3%
Return on average equity (trailing 12 months)	6.7%	(0.6)%	6.1%	6.7%	(0.6)%	6.1%
_______________________________________________________
(1) Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of Fiscal 2020 Versus Fiscal 2019

Net income from continuing operations for fiscal 2020 was $28.2 million, a 61.9% decrease from the $73.9 million earned during fiscal 2019. The decrease in net income from continuing operations was primarily due to a $21.7 million accrual for estimated losses related to the investigation into our former Mexican business and a $33.3 million increase in provision for loan losses.

Net income for fiscal 2020 was $28.2 million, a 24.4% decrease from the $37.2 million earned during fiscal 2019. The decrease in net income was primarily due to a $21.7 million accrual for estimated losses related to the investigation into our former Mexican business and a $33.3 million increase in provision for loan losses, partially offset by the impairment loss from the prior period. In fiscal 2019 we recognized a $39.0 million impairment loss on our investment in our Mexico operations in the first quarter of fiscal 2019. In accordance with GAAP, our testing for, and subsequent recognition of, the impairment was triggered by the change in classification of our Mexico operations from continuing operations to held for sale. Of the total impairment loss, $31.3 million is directly attributable to the cumulative translation loss on the investment stemming from the devaluation of the Mexican Peso relative to the U.S. Dollar since the date of our investment.

Operating income (revenues less provision for loan losses and general and administrative expenses) from continuing operations decreased $47.0 million.

Total revenues from continuing operations increased $45.5 million, or 8.4%, to $590.0 million in fiscal 2020, from $544.5 million in fiscal 2019. Revenues from continuing operations from the 1,148 branches open throughout both fiscal years increased by 6.4%. At March 31, 2020, the Company had 1,243 branches in operation, an increase of 50 branches from March 31, 2019. The increase was the result of opening 19 new branches and acquiring 38 branches, partially offset by merging 7 branches into existing branches.

Interest and fee income from continuing operations during fiscal 2020 increased by $39.2 million, or 8.3%, from fiscal 2019. The increase was primarily due to a corresponding increase in average earning loans. Net loans outstanding at March 31, 2020 increased 7.6% compared to March 31, 2019, and average net loans outstanding increased 12.6% during fiscal 2020 compared to fiscal 2019.

Insurance commissions and other income from continuing operations increased by $6.3 million, or 8.4%, over the two fiscal years. Insurance commissions from continuing operations increased by $5.2 million, or 11.5%, when comparing the two fiscal years due to an increase in loan volume in states where we offer our insurance products. Other income from continuing operations increased by $1.1 million, or 3.8%, when comparing the two fiscal years primarily due to an increase in demand for the Company's motor club product of $1.8 million, partially off-set by a reduction in tax preparation income of $0.5 million.

The provision for loan losses from continuing operations during fiscal 2020 increased by $33.3 million, or 22.4%, from the previous year. This increase can mostly be attributed to an increase in charge-off and delinquency rates during the year. Accounts that were 91 days or more past due represented 4.2% and 3.8% of our loan portfolio on a recency basis at March 31, 2020 and March 31, 2019, respectively. The Company's year-over-year charge-off ratio (net charge-offs as a percentage of average net loans receivable) increased from 16.1% for the year ended March 31, 2019 to 18.0% for the year ended March 31, 2020.

Customers who are new borrowers to World Finance (less than 6 months since their first origination at the time of their current loan) as a percentage of the year-end portfolio have grown 39.4% year over year. These "new to World" customers now account for 17% of the portfolio, an increase from 13.7% last year and an average of 12.5% in the prior 5 fiscal years (2013-2017). Further, customers with less than 1 year tenure as a percentage of the year-end portfolio have grown 33.2% year over year to now account for 23% of the portfolio. This increased weighting of new borrowers, our riskiest customer type, in the portfolio contributed to the increase in delinquency and charge-off rates of the overall portfolio. While we have experienced an increase in portfolio weighting towards less tenured customers during the last 18 months, we have not seen a significant increase in charge-off rates when comparing the less tenured customer segment to prior years.

Charge-off ratios for the past ten fiscal years averaged 14.9%, with a high of 18.0% (fiscal 2020) and a low of 12.8% (fiscal 2015).The following table presents the Company's charge-off ratios since 2003.

Historical Charge-off Ratios
19%
18%
17%
16%
15%
14%
13%
12%
Percentage
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Fiscal Year

        _______________________________________________________
2009 In fiscal 2009 the Company's net charge-off rate increased to 16.7% due to the difficult economic environment, which put substantial pressure on our customers' ability to repay their loans.
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

General and administrative expenses from continuing operations during fiscal 2020 increased by $59.2 million, or 20.5%, over the previous fiscal year. General and administrative expenses from continuing operations, when divided by average open branches, increased 16.6% when comparing the two fiscal years, and, overall, general and administrative expenses from continuing operations as a percent of total revenues from continuing operations increased to 58.9% in fiscal 2020 from 52.9% in fiscal 2019. The change in general and administrative expense from continuing operations is explained in greater detail below.

Personnel expense from continuing operations totaled $203.8 million for fiscal 2020, a $23.2 million, or 12.9%, increase over fiscal 2019. The increase was largely due to an $11.3 million increase in share-based compensation driven by the long-term incentive plan and director equity awards granted during the prior year. Benefits increased $5.8 million, mostly due to increase in healthcare costs and increases in headcount, and regular payroll expense increased $8.4 million year over year primarily due to increases in headcount.

Occupancy and equipment expense from continuing operations totaled $54.2 million for fiscal 2020, a $5.5 million, or 11.3%, increase over fiscal 2019. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2020 the expense per average open branch increased to $44.2 thousand, up from $41.0 thousand in fiscal 2019.

Advertising expense from continuing operations totaled $24.3 million for fiscal 2020, a $1.8 million, or 8.1%, increase over fiscal 2019. The increase was primarily due to increased spending in our direct mail and digital campaigns.

Amortization of intangible assets from continuing operations totaled $5.0 million for fiscal 2020, a $3.5 million, or 228.0%, increase over fiscal 2019, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisition activity during the current and prior year.

Other expense from continuing operations totaled $60.2 million for fiscal 2020, a $25.2 million, or 72.0%, increase over fiscal 2019. The increase was primarily due to a $21.7 million accrual related to potential resolution of the Company's Mexico investigation, which began in March 2017.

Interest expense from continuing operations increased by $8.0 million, or 44.4%, during fiscal 2020 when compared to the previous fiscal year as a result of an increase in average debt outstanding of 67.5% partially offset by a decrease in the effective interest rate from 6.7% to 5.8%.

Income tax expense from continuing operations decreased $9.2 million, or 57.8% for fiscal 2020 compared to the prior fiscal year. The effective tax rate increased to 19.3% for fiscal 2020 compared to 17.8% for fiscal 2019. The increase was primarily due to the recognition of non-deductible penalties totaling $21.7 million for the current fiscal year which was partially offset by the recognition of net Federal and state tax credits of $8.1 million in fiscal year 2020 compared to $3.7 million in fiscal year 2019.

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

Charge-off ratios for the past ten fiscal years averaged 14.7%, with a high of 16.2% (fiscal 2017) and a low of 12.8% (fiscal 2015). The following table presents the Company's charge-off ratios from 2002 to 2019.

Historical Charge-off Ratios
17%
16%
15%
14%
13%
12%
Percentage
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Fiscal Year

_______________________________________________________
2009 In fiscal 2009 the Company's net charge-off rate increased to 16.7% due to the difficult economic environment, which put substantial pressure on our customers' ability to repay their loans.
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

Personnel expense from continuing operations totaled $180.6 million for fiscal 2019, a $16.1 million, or 9.8%, increase over fiscal 2018. The increase was largely due to an $11.7 million increase in share-based compensation driven by the long-term incentive plan and director equity awards granted during the year. The prior year included $2.5 million of severance-related expense stemming from the separation agreement with the Company’s former President and Chief Executive Officer. The Company also recorded a $1.8 million expense related to a change in the Company’s paid time off policy in the prior year. Regular payroll expense increased $4.6 million or 4.1% year over year.

Occupancy and equipment expense from continuing operations totaled $48.8 million for fiscal 2019, a $9.6 million, or 24.6%, increase over fiscal 2018. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2019 the average expense per branch increased to $41.0 thousand, up from $33.4 thousand in fiscal 2018.

Advertising expense from continuing operations totaled $22.5 million for fiscal 2019, a $1.3 million, or 6.1%, increase over fiscal 2018. The increase was primarily due to consulting fees related to brand research as well as increased spending in our direct mail and digital campaigns.

Amortization of intangible assets from continuing operations totaled $1.5 million for fiscal 2019, a $0.5 million, or 54.2%, increase over fiscal 2018, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisition activity during the current and prior year.

Other expense from continuing operations totaled $35.0 million for fiscal 2019, a $8.3 million, or 19.2%, decrease over fiscal 2018. The decrease was primarily due to a decrease in expense related to the Company's Mexico investigation, which began in March 2017.

Interest expense from continuing operations decreased by $1.2 million, or 6.1%, during fiscal 2019 when compared to the previous fiscal year as a result of a decrease in average debt outstanding of 16.0% partially offset by an increase in the effective interest rate from 6.0% to 6.7%.

Income tax expense from continuing operations decreased $31.8 million, or 66.5% for fiscal 2019 compared to the prior fiscal year. The effective tax rate decreased to 17.8% for fiscal 2019 compared to 49.3% for fiscal 2018. The decrease was primarily due to a $10.5 million charge to tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities and a $4.9 million charge to tax expense related to the foreign transition tax both of which occurred in fiscal year 2018, combined with a $10.3 million decrease in tax expense due to the reduction of the Company's U.S. federal statutory income tax rate from 31.55% to 21%, an $850.0 thousand decrease in tax expense related to an adjustment in revaluing the U.S. deferred tax assets and liabilities due to additional analysis and change in estimate, and the recognition of state tax credits of $3.7 million for fiscal 2019.

Mexico Exit

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of its two Mexico subsidiaries, WAC de Mexico and SWAC, for a purchase price of MXN $826,795,050, effective as of July 1, 2018. The Company subsequently converted the purchase price into approximately USD $44.36 million using applicable exchange rates. The Company and its subsidiaries no longer operate in Mexico. Thus, the Company expects its revenues and gross loans receivables to be negatively impacted in future years-compared to historical levels.

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

Regulatory Matters

Mexico Investigation

As disclosed in Part I, Item 3, “Legal Proceedings-Mexico Investigation” above, As previously disclosed, the Company retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees.

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

There have been ongoing discussions with the SEC regarding the possible resolution of these matters. The discussions with the SEC have progressed to a point that the Company can now reasonably estimate a probable loss and has recorded an aggregate accrual of $21.7 million with respect to the SEC matters as of March 31, 2020. As the discussions with the SEC are continuing, there can be no assurance that the Company's efforts to reach a final resolution with the SEC will be successful or, if they are, what the timing or terms of such resolution will be. The Company has no offer of settlement or resolution with the DOJ at this time. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

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

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. The Company is continuing its discussions with the SEC regarding the matters under investigation, but the ultimate resolution could be higher than the accrual. Further, in the event that a settlement is reached, there can be no assurance as to the timing or the terms of any such settlement.

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

Further, on June 6, 2019, the CFPB amended the Rule to delay the August 19, 2019 compliance date for part of the Rule’s provisions, including the ability to repay requirements. The new compliance date for the ability to repay requirements is November 19, 2020. In addition, on February 6, 2019, the CFPB issued a notice of proposed rulemaking proposing to rescind provisions of the Rule governing the ability to repay requirements. The comment period for this proposed rulemaking closed in May 2019. According to the CFPB’s Fall 2019 rulemaking agenda, the CFPB is reviewing the approximately 190,000 comments it received and expected to take final action in April 2020 with respect to this proposal. However, no final action has been taken as of yet. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

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

The following table classifies the gross loans receivable of the Company that were delinquent on a contractual and recency basis for at least 61 days at March 31, 2020, 2019, and 2018:

	At March 31,
	2020	2019	2018
	(Dollars in thousands)
Contractual basis:
61-90 days past due	$35,021	$28,549	$24,813
91 days or more past due	70,720	59,634	50,020
Total	$105,741	$88,183	$74,833

Percentage of period-end gross loans receivable	8.7%	7.8%	7.5%

Recency basis:
61-90 days past due	$28,451	$22,393	$19,524
91 days or more past due	50,670	42,772	34,548
Total	$79,121	$65,165	$54,072

Percentage of period-end gross loans receivable	6.5%	5.8%	5.4%

Approximately 79.6%, 78.7%, and 79.0% of the Company's loans were generated through refinancings of outstanding loans and the origination of new loans to previous customers in fiscal 2020, 2019, and 2018, respectively. A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. For fiscal 2020, 2019, and 2018, the percentages of the Company’s loan originations that were refinancings of existing loans were 66.9%, 66.2%, and 65.9%, respectively. The Company’s refinancing policies, while limited by state regulations, in all cases consider the customer’s payment history and require that the customer has made multiple payments on the loan being considered for refinancing. A refinancing is considered a current refinancing if the customer is no more than 45 days delinquent on a contractual basis. Delinquent refinancings may be extended to customers who are more than 45 days past due on a contractual basis if the customer completes a new application and the manager believes that the customer’s ability and intent to repay has improved. It is the Company’s policy not to refinance delinquent loans in amounts greater than the original amounts financed. In all cases, a customer must complete a new application every two years. Refinancings of delinquent loans represented 1.3%, 1.1%, and 1.2% of the Company’s loan volume in fiscal 2020, 2019, and 2018, respectively.

Charge-offs, as a percentage of loans made by category, are greatest on loans made to new borrowers and least on loans made to former borrowers and refinancings. As a percentage of total loans charged off, refinancings represent the greatest percentage due to the volume of loans made in this category. The following table depicts the charge-offs as a percent of loans made by category and as a percent of total charge-offs during fiscal 2020:

	Loan Volume by Category (by No. of Accounts)	Percent of Total Charge-offs (by Dollars Loaned)	Charge-off as a Percent of Total Loans Made by Category (by Dollars Loaned)
Refinancings	66.9%	59.7%	4.8%
Former borrowers	12.7%	9.2%	5.8%
New borrowers	20.4%	31.1%	15.3%
	100.0	100.0%

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

The Company's policy is to charge off at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. We believe charge-offs during fiscal 2017 were negatively impacted by ceasing all in-person visits to delinquent borrowers in December 2015. The Company's historical annual charge-off rate for the past 10 years has ranged from 12.8% to 18.0% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

To estimate the losses, the Company uses historical information for net charge-offs and average loan life. This method is based on the fact that many customers refinance their loans prior to the contractual maturity. Average contractual loan terms are approximately 12 months, and the average loan life is approximately 8 months. The Company had an allowance for loan losses that approximated 7 months of average net charge-offs at March 31, 2020. Management believes that the allowance is sufficient to cover estimated losses for its existing loans based on historical charge-offs and average loan life.

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
The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2020, 2019, and 2018:

	2020	2019	2018
Balance at beginning of period	$81,519,624	$66,088,139	$60,644,365
Provision for loan losses	181,730,182	148,426,578	117,620,140
Loan losses	(183,439,199)	(148,308,199)	(127,387,857)
Recoveries	16,677,249	15,313,106	15,211,491
Balance at end of period	$96,487,856	$81,519,624	$66,088,139

Allowance as a percentage of loans receivable, net of unearned and deferred fees	10.7%	9.7%	8.9%
Net charge-offs as a percentage of average net loans receivable (1)	18.0%	16.1%	14.9%
_______________________________________________________
(1) Average net loans receivable have been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding tax advances.

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand typically occurs from October through December, its third fiscal quarter. Loan demand has generally been the lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances typically remain relatively level during the remainder of the year. This seasonal trend affects quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned and the provision for loan losses recorded, as well as fluctuations in the Company's cash needs. Consequently, operating results for the Company's third fiscal quarter generally are significantly lower than in other quarters and operating results for its fourth fiscal quarter are significantly higher than in other quarters. However, the effects of COVID-19 could impact our typical seasonal trends.

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2020 and 2019.

	At or for the Three Months Ended
	2020				2019
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)

Total revenues	$138,441	$141,573	$146,996	$163,018	$122,790	$127,116	$137,639	$156,997
Provision for loan losses	$41,291	$52,968	$55,219	$32,252	$30,591	$40,359	$48,944	$28,533
General and administrative expenses	$81,776	$78,452	$90,558	$96,707	$67,777	$64,936	$76,964	$78,626
Net income (loss)	$8,608	$2,513	$(6,267)	$23,303	$(21,503)	$14,538	$6,260	$37,940

Gross loans receivable	$1,222,696	$1,274,147	$1,372,769	$1,209,871	$1,062,673	$1,126,792	$1,258,908	$1,127,957
Number of branches open	1,218	1,234	1,240	1,243	1,181	1,189	1,204	1,193

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data and Note 1—Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $943.3 million at March 31, 2017 to $1,209.9 million at March 31, 2020, net cash provided by operating activities for fiscal years 2020, 2019, and 2018 was $257.4 million, $244.7 million, and $218.0 million, respectively.

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

The Company plans to open or acquire approximately 25 branches during fiscal 2021. Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per branch during fiscal 2020. New branches have generally required $66,000 to $673,000 to fund outstanding loans receivable originated during their first 12 months of operation. During fiscal 2020, the Company opened 19 new branches and merged or closed 7 branches into existing ones.

The Company acquired 38 branches during fiscal 2020. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility. In June 2019, the credit facility was amended and restated to, among other things, (i) increase the aggregate commitments to $685.0 million (increased from $480.0 million), provided that certain conditions are met; (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; (iii) provide for a process to transition to a new benchmark interest rate from LIBOR, if necessary; (iv) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2022; and (v) for clarity and convenience, restate the prior credit agreement, as amended since 2010.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and will work to limit any negative impacts that could result during any transition away from LIBOR. At March 31, 2020, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2020; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2020, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.8%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2020 $451.1 million was outstanding under this facility, and there was $180.2 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of (a) $365.0 million through December 30, 2020 and (b) $375.0 million on and after December 31, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iv) as of the end of each fiscal quarter, provision for loan losses for the four fiscal quarters then ending shall equal or exceed the net loan charge off for the corresponding period (any shortfalls are required to be deducted in the determination of net income and consolidated net worth); and (v) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The following table summarizes the Company’s contractual obligations by period:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$506,041,772	$24,879,293	$481,162,479	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	110,079,871	22,374,762	35,734,461	22,015,904	29,954,744
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Total	$616,121,643	$47,254,055	$516,896,940	$22,015,904	$29,954,744

Share Repurchase Program

On March 12, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2020, the Company had $22.6 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to $200 million from June 7, 2019 through June 1, 2020 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2020 the Company's debt outstanding was $451.1 million and its shareholders' equity was $412.0 million resulting in a debt-to-equity ratio of 1.1:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Interest Rate Risk

As of March 31, 2020, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $451.1 million at March 31, 2020. Interest on borrowings under this facility is based on the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2020, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $4.5 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
ASSETS
Cash and cash equivalents	$11,618,922	$9,335,433
Gross loans receivable	1,209,871,366	1,127,957,383
Less:
Unearned interest, insurance and fees	(308,980,724)	(290,813,752)
Allowance for loan losses	(96,487,856)	(81,519,624)
Loans receivable, net	804,402,786	755,624,007
Right-of-use asset	101,686,918	—
Property and equipment, net	24,761,108	25,424,183
Deferred income taxes, net	23,257,985	23,830,899
Other assets, net	28,547,950	18,398,935
Goodwill	7,370,791	7,034,463
Intangible assets, net	24,448,477	15,340,153
Assets held for sale (Note 17)	3,991,498	—
Total assets	$1,030,086,435	$854,988,073

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$451,100,000	$251,940,000
Income taxes payable	4,965,302	11,550,197
Lease liability	102,759,386	—
Accounts payable and accrued expenses	59,298,680	39,381,251
Total liabilities	618,123,368	302,871,448

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 7,807,834 and 9,284,118 shares at March 31, 2020 and March 31, 2019, respectively	—	—
Additional paid-in capital	227,214,577	198,125,649
Retained earnings	184,748,490	353,990,976
Total shareholders' equity	411,963,067	552,116,625

Total liabilities and shareholders' equity	$1,030,086,435	$854,988,073

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2020	2019	2018
Continuing operations
Revenues:
Interest and fee income	$508,326,771	$469,154,277	$435,701,503
Insurance income, net and other income	81,702,244	75,388,648	66,966,829
Total revenues	590,029,015	544,542,925	502,668,332

Expenses:
Provision for loan losses	181,730,182	148,426,578	117,620,140
General and administrative expenses:
Personnel	203,774,574	180,561,501	164,496,081
Occupancy and equipment	54,237,835	48,751,691	39,113,729
Advertising	24,304,023	22,482,553	21,195,718
Amortization of intangible assets	5,010,626	1,527,656	990,399
Other	60,166,202	34,980,314	43,311,742
Total general and administrative expenses	347,493,260	288,303,715	269,107,669

Interest expense	25,896,130	17,934,060	19,089,635
Total expenses	555,119,572	454,664,353	405,817,444

Income from continuing operations before income taxes	34,909,443	89,878,572	96,850,888

Income taxes	6,751,965	15,981,057	47,757,808

Income from continuing operations	28,157,478	73,897,515	49,093,080

Discontinued operations (Note 18)
Income from discontinued operations before disposal of discontinued operations and income taxes	—	2,341,825	4,353,617
Loss on disposal of discontinued operations	—	(38,377,623)	—
Income taxes (benefit)	—	626,583	(243,321)
Income (loss) from discontinued operations	—	(36,662,381)	4,596,938

Net income	$28,157,478	$37,235,134	$53,690,018

Net income per common share from continuing operations:
Basic	$3.66	$8.22	$5.58
Diluted	$3.54	$8.03	$5.48
Net income (loss) per common share from discontinued operations:
Basic	$—	$(4.08)	$0.52
Diluted	$—	$(3.98)	$0.51
Net income per common share:
Basic	$3.66	$4.14	$6.11
Diluted	$3.54	$4.05	$5.99

Weighted average common shares outstanding:
Basic	7,688,242	8,994,036	8,791,168
Diluted	7,952,900	9,204,377	8,958,676

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2020	2019	2018

Net income	$28,157,478	37,235,134	53,690,018
Foreign currency translation adjustments	—	(5,235,838)	1,727,795
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	31,290,918	—
Comprehensive income	$28,157,478	63,290,214	55,417,813

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	552,116,625
Proceeds from exercise of stock options	69,481	4,612,926	—	—	4,612,926
Common stock repurchases	(1,520,679)	—	(197,399,964)	—	(197,399,964)
Restricted common stock expense under stock option plan, net of cancellations ($4,476,159)	(25,086)	18,953,119	—	—	18,953,119
Stock option expense	—	5,522,883	—	—	5,522,883
Net income	—	—	28,157,478	—	28,157,478
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	—	411,963,067

	Year ended March 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852
Proceeds from exercise of stock options	92,428	5,997,948	—	—	5,997,948
Common stock repurchases	(665,020)	—	(74,519,863)	—	(74,519,863)
Restricted common stock expense under stock option plan, net of cancellations ($1,391,835)	737,267	12,248,507	—	—	12,248,507
Stock option expense	—	3,991,967	—	—	3,991,967
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net income	—	—	37,235,134	—	37,235,134
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	552,116,625

	Year ended March 31, 2018
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2017	8,782,949	$144,241,105	344,605,347	(27,782,875)	461,063,577
Proceeds from exercise of stock options	389,888	25,323,531	—	—	25,323,531
Common stock repurchases	(58,728)	—	(4,614,331)	—	(4,614,331)
Restricted common stock expense under stock option plan, net of cancellations ($1,517,357)	5,334	1,564,048	—	—	1,564,048
Stock option expense	—	2,353,214	—	—	2,353,214
ASU 2016-09 adoption	—	2,405,329	(2,405,329)	—	—
Other comprehensive loss	—	—	—	1,727,795	1,727,795
Net income	—	—	53,690,018	—	53,690,018
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$28,157,478	$37,235,134	$53,690,018
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	38,377,623	—
Loss on assets held for sale	251,263	—	—
Amortization of intangible assets	5,010,626	1,527,656	990,399
Amortization of debt issuance costs	517,499	592,549	865,727
Provision for loan losses	181,730,182	148,426,578	130,979,129
Depreciation	7,147,966	6,608,348	7,339,657
Loss (gain) on sale of property and equipment	339,259	93,199	210,117
Deferred income tax expense (benefit)	572,914	(3,655,751)	8,785,432
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	28,952,161	17,635,309	5,434,619
Change in accounts:
Other assets, net	(8,602,646)	(5,507,068)	(858,817)
Income taxes payable and receivable	(6,584,895)	(2,547,222)	2,015,553
Accounts payable and accrued expenses	19,917,429	5,877,916	8,574,634
Net cash provided by operating activities	257,409,236	244,664,271	218,026,468
Cash flows from investing activities:
Increase in loans receivable, net	(183,482,267)	(190,976,279)	(143,373,549)
Net assets acquired from business combinations and asset acquisitions, primarily loans	(47,100,694)	(33,922,279)	(15,586,411)
Increase in intangible assets from acquisitions	(14,455,278)	(10,223,508)	(1,987,762)
Purchases of property and equipment	(11,277,780)	(9,805,084)	(9,171,468)
Proceeds from sale of property and equipment	284,869	466,806	310,542
Proceeds from sale of discontinued operations	—	37,494,505	—
Net cash used in investing activities	(256,031,150)	(206,965,839)	(169,808,648)
Cash flow from financing activities:
Borrowings from senior notes payable	540,691,400	364,290,000	294,963,800
Payments on senior notes payable	(341,531,400)	(357,250,000)	(345,200,000)
Debt issuance costs associated with senior notes payable	(991,400)	(240,000)	(420,000)
Proceeds from exercise of stock options	4,612,926	5,997,948	25,323,531
Payments for taxes related to net share settlement of equity awards	(4,476,159)	(1,394,835)	(1,517,357)
Repurchase of common stock	(197,399,964)	(74,519,863)	(4,614,331)
Net cash provided by (used in) financing activities	905,403	(63,116,750)	(31,464,357)
Effects of foreign currency fluctuations on cash and cash equivalents	—	2,667,447	132,431
Net change in cash and cash equivalents	2,283,489	(22,750,871)	16,885,894
Cash and cash equivalents at beginning of year from continuing operations	9,335,433	12,473,833	11,581,936
Cash and cash equivalents at beginning of year from discontinued operations	—	19,612,471	3,618,474
Cash and cash equivalents at end of year	$11,618,922	$9,335,433	$32,086,304
Cash and cash equivalents at end of year from continuing operations	11,618,922	9,335,433	12,473,833
Cash and cash equivalents at end of year from discontinued operations	—	—	19,612,471

Supplemental Disclosures:
Interest paid during the year	$23,942,122	$16,835,789	$17,696,711
Income taxes paid during the year	$15,711,692	$23,259,590	$38,741,119

 See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Summary of Significant Accounting Policies

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

As of March 31, 2020, the Company operated 1,243 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: Amicable Finance, Colonial Finance, Freeman Finance, General Credit, Midwestern Loans, World Acceptance, or World Finance. On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety, effective as of July 1, 2018. Thus, the Company operated no branches in Mexico as of March 31, 2020 or 2019. During the first quarter of fiscal 2019, branches in Mexico operated under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

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

The financial statements of the Company’s former foreign subsidiaries in Mexico were prepared using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated into U.S. dollars at the then-current exchange rate while income and expense are translated at an average exchange rate for the applicable period. The resulting translation gains and losses were recognized as a component of equity in “Accumulated Other Comprehensive Loss, net.”

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2020 and 2019 the Company had $5.4 million and $5.1 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2020, 2019, and 2018 the Company originated loans generally ranging up to $3,200, with terms of 48 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2020:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$100	$2,450	3	25
Large loans	2,500	20,600	12	48
Tax advance loans	100	5,000	8	8

Gross loans receivable at March 31, 2020 and 2019 consisted of the following:

	2020	2019
Small loans	$761,364,753	$736,643,663
Large loans	442,683,915	383,686,372
Tax advance loans	5,822,698	7,627,348
Total gross loans	$1,209,871,366	$1,127,957,383

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

The Company's policy is to charge off loans at the earlier of when such loans are deemed to be uncollectible or when six months have elapsed since the date of the last full contractual payment. The Company's charge-off policy has been consistently applied and no changes have been made during the periods reported. The Company's historical annual charge-off rate (net charge-offs as a percentage of average net loans receivable) for the past 10 years has ranged from 12.8% to 18.0% of net loans. Management considers the charge-off policy when evaluating the appropriateness of the allowance for loan losses.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due on a recency basis. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2020, bankrupt accounts that had not been charged off were approximately $6.3 million.  Bankrupt accounts 91 days or more past due on a recency basis are reserved at 100% of the gross loan balance. The Company also considers any accounts 91 days or more past due on a recency basis to be impaired, and such accounts are reserved at 100% of the gross loan balance.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23 years with a weighted average of approximately 9.6 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 4.9 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal year ended 2020, 2019, or 2018.

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

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). At March 31, 2020, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On March 12, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2020, the Company had $22.6 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit agreement limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017 without prior written consent of the lenders. As of March 31, 2020 our debt outstanding was $451.1 million and our shareholders' equity was $412.0 million resulting in a debt-to-equity ratio of 1.1:1.0.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are composed of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2020, the Company operated in sixteen states in the United States. For the years ended March 31, 2020, 2019, and 2018, total revenue within the Company's four largest states (Texas, Georgia, Tennessee, and South Carolina) accounted for approximately 56%, 57% and 53%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $24.3 million, $22.5 million, and $21.2 million for fiscal years 2020, 2019, and 2018, respectively.

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

Upon adoption of this guidance on April 1, 2019 the Company removed its deferred rent expense balance of $0.4 million, recorded a right-of-use asset of $87.4 million, and recorded a lease liability of $87.8 million. Amounts recorded upon adoption of Topic 842 were adjusted from what was reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 due to the Company finalizing its implementation since that filing. In conjunction with adoption the Company made the following elections as outlined in ASU 2016-02 and its amendments:

•The Company elected to apply the new guidance retrospectively at the beginning of the period of adoption, and, as a result, the adoption date is the beginning of the reporting period in which the Company first applies the guidance in Topic 842. The Company has not adjusted comparative years in the consolidated financial statements or make the new required disclosures for periods before the adoption date. The new required disclosures are only presented in the period of adoption and subsequently thereafter.

•The Company elected, by class of underlying asset, to expense short-term leases on a straight-line basis over the life of the lease rather than applying the recognition requirements in Topic 842 according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	No
Office Equipment	Yes

•The Company elected, by class of underlying asset, not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with those lease components as a single lease component according to the following table:

Class of Underlying Asset	Election? Yes/No
Buildings (Office Space)	Yes
Office Equipment	Yes

•The Company elected the following practical expedients, which must be elected as a package, when applying Topic 842 to leases that commenced before the adoption date:
1.Not to reassess whether any expired or existing contracts are or contain leases;
2.Not to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 are classified as finance leases); and,
3.Not to reassess initial direct costs for any existing leases.

•The Company elected to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the its right-of-use assets when applying Topic 842 to leases that commenced before the adoption date.

Adoption of the standard did not impact the Company's consolidated statements of operations nor did adoption require the Company to alter its revolving credit facility to remain in compliance with its debt covenants.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The ASU also eliminates the provision that allowed a best estimate of goodwill impairment to be recognized if the goodwill impairment test is not complete before the financial statements are issued or available to be issued. Thus, the goodwill impairment test now must be complete before issuing the financial statements. The amendments in this Update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted.

The Company early adopted ASU 2017-04 for the period ended March 31, 2020. The adoption had no impact on the Company’s financial statements.

Recently Issued Accounting Standards to be Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The update, as amended by ASU 2019-04, seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity’s size, complexity and risk profile. For public business entities the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

For the Company, the standard will apply to its loan portfolio. A cross-functional team led by Corporate Finance was established to implement the new standard. We have completed our initial current expected credit loss (“CECL”) model and accounting policy elections. We continue to refine and test our model, estimation techniques, operational processes and controls to be used in preparing CECL loss estimates and related financial statement disclosures. The CECL calculated losses on the loan portfolio are derived using a migration type model based on historical loss experience, borrower characteristics, forecasts and other factors. The outstanding loans are segmented into pools with similar risk characteristics, primarily based on the length of time the borrower has been a customer. As the average life of our loans is generally twelve months or less, recent borrower performance is the best indicator we have of expected loss. Forecasted changes in macroeconomic variables generally will not materially impact loans that are outstanding at the end of any given reporting given the short duration of those loans, so we instead consider partial migration curves as well as current internal credit quality trends as compared to historical amounts to forecast any changes in expected losses over the remaining period. We are considering the impact of the COVID-19 pandemic as well as the stimulus packages adopted by the U.S. government as it relates to a qualitative adjustment to the allowance for expected losses.

The Company adopted the guidance on April 1, 2020 using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The initial range of impact of this standard to the Company’s consolidated financial statements is an increase of $14.5 million to $26.2 million to the allowance for credit losses with a corresponding decrease to retained earnings, net of tax. These amounts are preliminary while the Company completes the processes noted above.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

(2)Allowance for Loan Losses and Credit Quality Indicators

The following is a summary of the changes in the allowance for loan losses for the years ended March 31, 2020, 2019, and 2018:

	2020	2019	2018
Balance at beginning of period	$81,519,624	66,088,139	60,644,365
Provision for loan losses	181,730,182	148,426,578	117,620,140
Loan losses	(183,439,199)	(148,308,199)	(127,387,857)
Recoveries	16,677,249	15,313,106	15,211,491
Balance at end of period	$96,487,856	81,519,624	66,088,139

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2020	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$5,165,752	—	5,165,752
Gross loans contractually delinquent	70,719,727	—	70,719,727
Loans not contractually delinquent and not in bankruptcy	—	1,133,985,887	1,133,985,887
Gross loan balance	75,885,479	1,133,985,887	1,209,871,366
Unearned interest and fees	(16,848,762)	(292,131,962)	(308,980,724)
Net loans	59,036,717	841,853,925	900,890,642
Allowance for loan losses	(54,090,509)	(42,397,347)	(96,487,856)
Loans, net of allowance for loan losses	$4,946,208	799,456,578	804,402,786

March 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total
Gross loans in bankruptcy, excluding contractually delinquent	$4,644,203	—	4,644,203
Gross loans contractually delinquent	59,633,541	—	59,633,541
Loans not contractually delinquent and not in bankruptcy	—	1,063,679,639	1,063,679,639
Gross loan balance	64,277,744	1,063,679,639	1,127,957,383
Unearned interest and fees	(14,319,795)	(276,493,957)	(290,813,752)
Net loans	49,957,949	787,185,682	837,143,631
Allowance for loan losses	(45,511,124)	(36,008,500)	(81,519,624)
Loans, net of allowance for loan losses	$4,446,825	751,177,182	755,624,007

The average net balance of impaired loans was $57.2 million, $47.0 million, and $42.3 million, respectively, for the years ended March 31, 2020, 2019, and 2018. It is not practicable to compute the amount of interest earned on impaired loans, nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans were impaired.

        The following is an assessment of the credit quality for the fiscal years indicated:

	March 31, 2020	March 31, 2019
Credit risk
Consumer loans- non-bankrupt accounts	$1,203,552,152	1,121,895,834
Consumer loans- bankrupt accounts	6,319,214	6,061,549
Total gross loans	$1,209,871,366	1,127,957,383

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,104,130,714	1,039,774,448
Contractual non-performing, 61 days or more delinquent (1)	105,740,652	88,182,935
Total gross loans	$1,209,871,366	1,127,957,383

Credit risk profile based on customer type
New borrower	$124,800,193	138,140,479
Former borrower	127,108,125	116,242,182
Refinance	935,448,882	854,880,194
Delinquent refinance	22,514,166	18,694,528
Total gross loans	$1,209,871,366	1,127,957,383
_______________________________________________________
(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

	March 31, 2020	March 31, 2019	March 31, 2018
Contractual basis:
30-60 days past due	$49,137,102	40,300,574	32,959,151
61-90 days past due	35,020,925	28,549,394	24,812,730
91 days or more past due	70,719,727	59,633,541	50,019,567
Total	$154,877,754	128,483,509	107,791,448

Percentage of period-end gross loans receivable	12.8%	11.4%	10.7%

Recency basis:
30-60 days past due	$48,206,910	35,992,122	29,356,319
61-90 days past due	28,450,942	22,393,106	19,523,845
91 days or more past due	50,669,837	42,771,862	34,548,433
Total	$127,327,689	101,157,090	83,428,597

Percentage of period-end gross loans receivable	10.5%	9.0%	8.3%

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2020	March 31, 2019
Land	$100,443	576,977
Building and leasehold improvements	17,048,098	20,383,762
Furniture and equipment	51,376,746	47,027,859
	68,525,287	67,988,598
Less accumulated depreciation and amortization	(43,764,179)	(42,564,415)
Total	$24,761,108	25,424,183

Depreciation expense was approximately $7.1 million, $6.6 million, and $7.3 million for the years ended March 31, 2020, 2019, and 2018, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$50,411,969	(27,215,464)	23,196,505	$37,183,018	(22,509,921)	14,673,097
Value assigned to non-compete agreements	10,054,643	(8,802,671)	1,251,972	9,164,643	(8,497,587)	667,056
Total	$60,466,612	(36,018,135)	24,448,477	$46,347,661	(31,007,508)	15,340,153

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $5.0 million for 2021; $4.1 million for 2022; $3.6 million for 2023; $3.5 million for 2024; $3.1 million for 2025; and an aggregate of $5.1 million for the years thereafter.

(5)Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2020 and 2019:

	2020	2019
Balance at beginning of year:
Goodwill	$7,114,094	7,114,094
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,034,463	7,034,463

Goodwill acquired during the year	$336,328	—
Impairment losses	—	—

Balance at end of year:
Goodwill	$7,450,422	7,114,094
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,370,791	7,034,463

The Company performed an annual impairment test during the fourth quarters of fiscal 2020 and 2019 and determined that none of the recorded goodwill was impaired.

(6)Notes Payable

Senior Notes Payable; Revolving Credit Facility

At March 31, 2020 the Company's notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $685.0 million provided that certain conditions are met. At March 31, 2020 $451.1 million was outstanding under the facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2020. The letter of credit expires on December 31, 2020; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.0 million, $1.1 million, and $0.8 million for the years ended March 31, 2020, 2019, and 2018, respectively. Borrowings under the revolving credit facility mature on June 7, 2022.

For the years ended March 31, 2020, 2019, and 2018 the Company’s effective interest rate, including the commitment fee, was 5.8%, 6.7%, and 6.0% respectively, and the unused amount available under the revolver at March 31, 2020 was $180.2 million.

Substantially all of the Company's assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of (a) $365.0 million through December 30, 2020 and (b) $375.0 million on and after December 31, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iv) as of the end of each fiscal quarter, provision for loan losses for the four fiscal quarters then ending shall equal or exceed the net loan charge off for the corresponding period (any shortfalls are required to be deducted in the determination of net income and consolidated net worth); and (v) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2020, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2020 were as follows:

2021	$—
2022	—
2023	451,100,000
2024	—
2025	—
Total future debt payments	$451,100,000

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2020, 2019, and 2018 consist of:

	2020	2019	2018
Insurance revenue	$50,360,730	45,182,596	41,959,092
Tax return preparation revenue	20,936,447	21,454,117	16,801,909
Auto club membership revenue	6,254,748	4,452,018	3,373,023
Other	4,150,319	4,299,917	4,832,805
Insurance and other income	$81,702,244	75,388,648	66,966,829

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2020, 2019, and 2018, the amount of net written premiums by the reinsurance subsidiary were $6.6 million, $5.6 million, and $6.2 million, respectively, and the amount of earned premiums were $6.2 million, $5.7 million, and $5.3 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2020 and 2019, the cash reserves were $4.7 million and $3.8 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2020, 2019, and 2018:

	2020	2019	2018
Insurance premiums written	$8,251,927	6,164,871	5,987,538
Recoveries on claims paid	$1,001,288	996,482	1,093,396
Claims paid	$7,570,126	6,553,271	6,540,136

(9)Leases

Accounting Policies and Matters Requiring Management's Judgment

When determining the economic life of a lease the Company adopts a convention of applying an economic life equal to the useful life as specified in its accounting policy. Refer to Note 1, “Property and Equipment,” in this Annual Report on Form 10-K for a description of the Company's accounting policy regarding useful lives.

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at March 31, 2020. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the year ended March 31, 2020:

2020
Lease Cost
Operating lease cost	$26,244,323
Short-term lease cost	4,500
Variable lease cost	3,376,275
Total lease cost	$29,625,098

The following table reports other information about the Company's leases for year ended March 31, 2020:

2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$25,618,886
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,826,045
Weighted average remaining lease term — operating leases	8.4 years
Weighted-average discount rate — operating leases	6.7%

The following table reports information about the maturity of the Company's operating leases as of March 31, 2020:

Operating lease liability maturity analysis
FY2021	22,374,762
FY2022	19,655,801
FY2023	16,078,660
FY2024	12,779,675
FY2025	9,236,229
Thereafter	29,954,744
Total undiscounted lease liability	$110,079,871
Imputed interest	7,320,485
Total discounted lease liability	$102,759,386

The Company had no leases with related parties at March 31, 2020.

(10)Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

The permanent reduction to the U.S. federal corporate income tax rate from 35 % to 21% was effective January 1, 2018. When a federal tax rate changes during a fiscal year, the Internal Revenue Code requires taxpayers to compute a weighted daily average rate for the fiscal year of enactment. As a result, the Company has calculated a U.S. federal statutory corporate income tax rate of 21% for the fiscal years ended March 31, 2020 and 2019 and 31.55% for the fiscal year ended March 31,2018.

The impact of changes in federal tax rates on deferred tax amounts and the effect of the Transition Tax are significant unusual or infrequent events which are recognized as discrete items in the Company’s income tax expense in the period in which the event occurs. The Company recorded a $10.5 million increase in tax expense related to the net impact of revaluing the U.S. deferred tax assets and liabilities in the third quarter of fiscal 2018. An adjustment was made in the third quarter of fiscal 2019 to record an $850.0 thousand tax benefit related to the revaluing of the U.S. deferred tax assets and liabilities due to additional analysis and change in estimate from the original calculation. The Company also recorded an increase in tax expense of $4.9 million related to the foreign Transition Tax during the final quarter of fiscal 2018.

During the first quarter of fiscal 2019, our former Mexican subsidiaries paid the Company a dividend of $17.1 million. Because of the Transition Tax, the Company's tax basis was greater than its book basis. The recognition of the basis difference upon the sale of the Mexican operations in fiscal 2019 created a capital loss that the Company does not believe will be recognized in the carryforward period; therefore, a full tax valuation allowance was recorded against the recognized loss carryforward.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, expands current benefits of net operating losses and increases the allowable business interest deduction under Section 163(j). The Company does not expect the CARES Act to have a material impact on its income tax position.

Income tax expense (benefit) from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2020
Continuing Operations- Federal	$3,307,872	(224,604)	3,083,268
Continuing Operations- State and local	2,871,179	797,518	3,668,697
	$6,179,051	572,914	6,751,965

Year ended March 31, 2019
Continuing Operations- Federal	$20,508,247	(1,833,943)	18,674,304
Continuing Operations- State and local	(871,439)	(1,821,808)	(2,693,247)
	$19,636,808	(3,655,751)	15,981,057

Year ended March 31, 2018
Continuing Operations- Federal	$32,398,898	12,073,220	44,472,118
Continuing Operations- State and local	3,191,525	94,165	3,285,690
	$35,590,423	12,167,385	47,757,808

Income tax expense from continuing operations was $6.8 million, $16.0 million, and $47.8 million, for the years ended March 31, 2020, 2019, and 2018, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for fiscal years 2020 and 2019, and 31.55% for fiscal 2018 to pretax income from continuing operations as a result of the following:

	2020	2019	2018
Expected income tax	$7,330,983	18,874,500	30,556,455
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	3,398,271	1,576,915	2,249,055
Federal tax credits (net)	(7,616,236)	—	—
State tax credits	(500,000)	(3,704,580)	—
Revalue deferred tax assets and liabilities	—	(852,523)	10,516,827
Foreign transition tax	—	—	4,854,640
Uncertain tax positions	(167,455)	(183,929)	(340,993)
Nondeductible penalties	4,562,830	2,210	4,387
Valuation allowance under Section 162(m)	1,305,975	37,457	—
Excess tax benefits related to equity compensation	(612,987)	(287,703)	(11,435)
Prior year adjustments	(672,358)	106,075	(130,606)
Other, net	(277,058)	412,635	59,478
	$6,751,965	15,981,057	47,757,808

Income tax expense (benefit) from discontinued operations was 0, $626,583, and ($243,321), for the years ended March 31, 2020, 2019, and 2018, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for fiscal years 2020 and 2019, and 31.55% for fiscal 2018 to pretax income from discontinued operations as a result of the following:

	2020	2019	2018
Expected income tax	$—	491,783	1,373,566
Increase (reduction) in income taxes resulting from:
Foreign income adjustments	—	187,974	5,483
Other, net	—	(53,174)	(1,622,370)
	$—	626,583	(243,321)

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2020 and 2019 are presented below:

	2020	2019
Deferred tax assets:
Allowance for loan losses	$23,900,236	20,162,369
Unearned insurance commissions	9,964,655	9,308,138
Accrued expenses primarily related to employee benefits	12,730,245	9,271,182
Reserve for uncollectible interest	1,205,082	1,011,584
Lease liability	25,309,841	—
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	7,784,059	7,856,176
State net operating loss carryforwards	387,558	1,021,275
Gross deferred tax assets	84,536,602	51,885,650
Less valuation allowance	(11,040,259)	(11,112,376)
Net deferred tax assets	73,496,343	40,773,274

Deferred tax liabilities:
Fair value adjustment for loans receivable	(14,065,135)	(9,589,188)
Property and equipment	(5,097,147)	(2,426,786)
Intangible assets	(925,319)	(1,610,258)
Deferred net loan origination costs	(1,664,486)	(1,593,385)
Prepaid expenses	(1,185,759)	(1,054,110)
Right-of-use asset	(25,045,690)	—
Other	(2,254,822)	(668,648)
Gross deferred tax liabilities	(50,238,358)	(16,942,375)

Deferred income taxes, net	$23,257,985	23,830,899

At March 31, 2020, the Company had state net operating loss carryforwards of approximately $9.9 million. A deferred tax asset of approximately $0.4 million has been recorded to reflect the benefit of these losses that the Company expects to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2036 and 2039.

The valuation allowance for deferred tax assets decreased by $72,117 for the year ended March 31, 2020 when compared to March 31, 2019. The valuation allowance at March 31, 2020 and 2019 was $11.0 million and $11.1 million, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2020 consisted of $1,274 related to state of Colorado net operating loss carryforwards in the amount of $54,318, which expire in 2025, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, and $7.8 million related to the $37.1 million capital loss carryforward from the sale of the Mexican operations in fiscal 2019 which expires in 2024.  The Company does not expect to generate enough foreign source income or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2020.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2020, 2019, and 2018, the Company had $5.8 million, $5.8 million, and $8.8 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $5.2 million, $5.4 million, and $6.9 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2020, 2019, and 2018 are presented below:

	2020	2019	2018
Unrecognized tax benefit balance beginning of year	$4,043,623	6,946,229	7,264,966
Gross increases (decreases) for tax positions of current year	246,725	54,025	166,375
Gross increases (decreases) for tax positions of prior years	786,674	(138,405)	8,228
Settlements with tax authorities	—	(1,356,714)	—
Lapse of statute of limitations	(725,211)	(1,461,512)	(493,340)
Unrecognized tax benefit balance end of year	$4,351,811	4,043,623	6,946,229

At March 31, 2020, approximately $3.0 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2020, 2019, and 2017, the Company had $1.4 million, $1.8 million, and $1.9 million accrued for gross interest, respectively, of which $(0.1) million, $1.1 million, and $0.4 million represented the current period expense for the periods ended March 31, 2020, 2019, and 2018.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations calculations:

	For the year ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$28,157,478	7,688,242	$3.66

Effect of dilutive securities options and restricted stock	—	264,658

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$28,157,478	7,952,900	$3.54

	For the year ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$73,897,515	8,994,036	$8.22

Effect of dilutive securities options and restricted stock	—	210,341

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$73,897,515	9,204,377	$8.03

	For the year ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$49,093,080	8,791,168	$5.58

Effect of dilutive securities options and restricted stock	—	167,508

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$49,093,080	8,958,676	$5.48

Options to purchase 656,347, 592,947, and 299,455 shares of common stock at various prices were outstanding during the years ended March 31, 2020, 2019, and 2018, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)enefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.6 million, $1.5 million, and $1.4 million, for the years ended March 31, 2020, 2019, and 2018, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2020, 2019, and 2018, contributions of $0.6 million, $0.6 million, and $0.8 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $6.8 million and $7.9 million as of March 31, 2020 and 2019, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2020 and 2019 no executive or director had deferred compensation under this plan.

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan, and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2020 there were a total of 181,789 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2020, 2019, and 2018 was $57.69, $53.50, and $39.49 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2020	2019	2018
Dividend yield	0%	0%	0%
Expected volatility	52.28%	48.94%	52.97%
Average risk-free interest rate	1.58%	3.01%	1.98%
Expected life	6.3 years	6.7 years	5.0 years

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

Option activity for the year ended March 31, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	704,240	$85.33
Granted	24,171	112.54
Exercised	(69,481)	66.39
Forfeited	(10,432)	99.43
Expired	(1,770)	34.75
Options outstanding, end of period	646,728	$88.30	6.50	$551,175
Options exercisable, end of period	323,729	$75.20	4.41	$549,716

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2020. This amount will change as the stock's market price changes. The total intrinsic value of options exercised during the periods ended March 31, 2020, 2019, and 2018 was as follows:

2020	2019	2018
$5,083,094	$4,433,495	$12,336,156

As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $10.9 million, which is expected to be recognized over a weighted-average period of approximately 4.2 years.

Restricted Stock

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $90.23.

During fiscal 2019, the Company granted 760,420 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $101.61 per share.

During fiscal 2018, the Company granted 24,456 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $107.52 per share. One-third of these awards vest on each anniversary of the grant date over the three years following the grant date.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $23.4 million, $13.6 million, and $3.1 million for the years ended March 31, 2020, 2019, and 2018, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2020, there was approximately $43.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 3.5 years based on current estimates.

A summary of the status of the Company’s restricted stock as of March 31, 2020 and changes during the year ended March 31, 2020, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2019	783,450	$100.66
Granted during the period	11,223	90.23
Vested during the period	(89,419)	92.93
Forfeited during the period	—	—
Outstanding at March 31, 2020	705,254	$101.47

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the years ended March 31, 2020, 2019, and 2018 was as follows:

	2020	2019	2018
Stock-based compensation related to equity classified units:
Stock-based compensation related to stock options	$5,522,883	3,991,967	2,353,214
Stock-based compensation related to restricted stock	23,429,277	13,643,343	3,081,405
Total stock-based compensation related to equity classified awards	$28,952,160	17,635,310	5,434,619

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2020, 2019, and 2018:

	2020	2019	2018

Number of branches acquired through business combinations	38	17	5
Number of asset purchases	140	88	34
Total acquisitions	178	105	39

Purchase price	$61,555,973	$44,145,787	$17,574,172
Tangible assets:
Loans receivable, net	47,026,694	33,920,847	15,583,411
Property and equipment	74,000	1,500	3,000
	47,100,694	33,922,347	15,586,411

Excess of purchase prices over fair value of net tangible assets	$14,455,279	$10,223,440	$1,987,761

Customer lists	$13,228,951	$9,688,440	$815,518
Non-compete agreements	890,000	535,000	205,000
Goodwill	336,328	—	967,243

Acquisitions that are accounted for as business combinations typically result in one or more new branches. In such cases, the Company typically retains the existing employees and the branch location from the acquisition. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. The remainder is allocated to goodwill.

The following table describes the Company's business combination activity for the year ended March 31, 2020.

No.	Acquiree Name	Acquiree State(s)	Date
1	Western Shamrock Corporation (11 branches)	GA	4/29/2019
2	Western Shamrock Corporation (7 branches)	SC	5/9/2019
3	Western Shamrock Corporation (3 branches)	AL	5/14/2019
4	Loyal Loans (7 branches)	UT	8/27/2019
5	Courtesy Loans (1 branch)	IL	8/28/2019
6	Courtesy Loans (8 branches)	MO, LA	9/6/2019
7	Eagle Financial Services (1 branch)	TN	2/27/2020

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded.

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

(14)Fair Value

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
The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are summarized below.

		March 31, 2020		March 31, 2019
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$11,618,922	$11,618,922	$9,335,433	$9,335,433
Loans receivable, net	3	804,402,786	804,402,786	755,624,007	755,624,007

LIABILITIES
Senior notes payable	3	451,100,000	451,100,000	251,940,000	251,940,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$3,991,498	$3,991,498

The Company re-valued its corporate headquarters in Greenville, SC as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The revaluation resulted in an impairment loss of approximately $251,000, which is included as a component of other expense in the Company's Consolidated Statements of Operations. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and 2019.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2020				Fiscal 2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$138,441	141,573	146,996	163,018	122,790	127,116	137,639	156,997
Provision for loan losses	41,291	52,968	55,219	32,252	30,591	40,359	48,944	28,533
General and administrative expenses	81,776	78,452	90,558	96,707	67,777	64,936	76,964	78,626
Interest expense	4,403	6,328	7,130	8,035	4,225	4,158	4,637	4,914
Income tax expense	2,363	1,312	356	2,721	4,559	3,604	834	6,984
Income (loss) from discontinued operations	—	—	—	—	(37,141)	479	—	—
Net income (loss)	$8,608	2,513	(6,267)	23,303	(21,503)	14,538	6,260	37,940

Net income (loss) per common share:
Basic	$1.01	0.32	(0.87)	3.23	(2.37)	1.60	0.69	4.34
Diluted	$0.97	0.31	(0.87)	3.18	(2.32)	1.56	0.67	4.22

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

(16)Commitments and Contingencies

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

There have been ongoing discussions with the SEC regarding the possible resolution of these matters. The discussions with the SEC have progressed to a point that the Company can now reasonably estimate a probable loss and has recorded an aggregate accrual of $21.7 million with respect to the SEC matters as of March 31, 2020. As the discussions with the SEC are continuing, there can be no assurance that the Company's efforts to reach a final resolution with the SEC will be successful or, if they are, what the timing or terms of such resolution will be. The Company has no offer of settlement or resolution with the DOJ at this time. The total amount of the Company’s loss incurred in connection with the investigation and any resolution thereof, including those amounts which remain subject to approval by the SEC, may be higher than the amount of the accrual.

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

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties. The Company is continuing its discussions with the SEC regarding the matters under investigation, but the ultimate resolution could be higher than the accrual. Further, in the event that a settlement is reached, there can be no assurance as to the timing or the terms of any such settlement.

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

(17)Assets Held for Sale

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, SC to leased office space in downtown Greenville, SC. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. In conjunction with the classification of the properties as held for sale, the Company recognized an impairment loss of approximately $251,000, which is included as a component of other expense in the Company's Consolidated Statements of Operations.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

March 31, 2020
Assets held for sale:
Property and equipment, net	$3,991,498
Total assets held for sale	$3,991,498

(18)Discontinued Operations

On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety. The Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.36 million. Under the terms of the stock purchase agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of WAC de Mexico, SWAC, or the Sellers by the DOJ or the SEC that commenced prior to July 1, 2018. Additionally, the Company has provided limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date.

The following table reconciles the major classes of line items constituting pre-tax income (loss) of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Year ended March 31,
	2020	2019	2018
Revenues	$—	$9,693,367	$46,037,802
Provision for loan losses	—	1,809,059	13,358,989
General and administrative expenses	—	5,542,483	28,325,196
Income from discontinued operations before disposal of discontinued operations and income taxes	—	2,341,825	4,353,617
Gain (loss) on disposal of discontinued operations	—	(38,377,623)	—
Income taxes (benefit)	—	626,583	(243,321)
Income (loss) from discontinued operations	$—	$(36,662,381)	$4,596,938

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Year ended March 31,
	2020	2019	2018

Cash provided by operating activities:	$—	$3,553,854	$19,511,343
Cash provided by (used in) investing activities:	—	1,138,084	(3,649,778)
Cash provided by (used in) financing activities:	$—	$(17,126,000)	$—

(19)Subsequent Events

COVID-19 Pandemic

The COVID-19 pandemic has caused significant economic disruption in the United States as many state and local governments, including all of the states in which we operate, have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have significantly declined in value.

For the majority of states in which we operate, we are considered to be an essential business. However, the spread of COVID-19 has caused us to modify our business practices, including limiting branch hours and employee travel, implementing work-from-home initiatives for employees when possible, and cancelling physical participation in meetings and training sessions.

On March 27, 2020, the U.S. Congress passed the CARES Act, which provided several forms of economic relief designed to defray the impact of COVID-19. In subsequent weeks, the Company experienced a decrease in loan applications. The extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

In April 2020, the Company began deferring loan payments for some of its customers.

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of COVID-19 and the response of government authorities, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and the markets in which we operate, all of which are uncertain and cannot be predicted.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2020. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2020 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	May 29, 2020	Date:	May 29, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 29, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses
As described in Notes 1 and 2 to the consolidated financial statements, the Company established an allowance for loan losses of $96.5 million as of March 31, 2020, which was estimated using quantitative and qualitative factors. The Company’s general reserve is 4.25% of the gross loan portfolio and the specific reserve represents 100% of the gross loan balance of all loans 91 days or more days past due on a recency basis, including bankrupt accounts in that category. Management considered the adequacy of the allowance for loan losses by evaluating growth of the loan portfolio, current levels of charge-offs, current levels of delinquencies, and current economic factors. Additionally, management uses a recency movement model which considers the rolling twelve months of delinquency on the basis of the date of last payment made by the customer to determine expected charge-offs, which is compared to the allowance to determine if any adjustments are needed. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors.

We identified the Company’s allowance for loan losses as a critical audit matter as auditing management’s judgments and qualitative factors regarding the allowance for loan losses requires a high degree of auditor judgment and increased extent of audit effort.

Our audit procedures related to the Company’s allowance for loan losses include the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for loan losses, and tested such controls for design and operating effectiveness including those controls over (a) validation of data within movement model (on a recency basis), (b) loan charge-off activity, and (c) the management review and approval of the computed allowance for loan losses;
•We tested the completeness and accuracy of data inputs into the recency movement model.
•We evaluated the Company’s ability to estimate losses by comparing historical estimates with actual loss experience.
•We evaluated the reasonableness of management’s delinquency amounts used within the recency movement model by performing the following procedures:
◦Testing the loan system’s recency aging calculation on a sample of loans.
◦Analytically reviewing delinquency trends.
•We evaluated the appropriateness of the general and specific reserve by testing the mathematical accuracy of the quantitative calculations used by the Company.
•We evaluated key assumptions and qualitative factors identified by the Company for reasonableness by comparing to internal and external sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Las Vegas, Nevada
May 29, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and our report dated May 29, 2020 expressed an unqualified opinion.

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

Las Vegas, Nevada
May 29, 2020

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

Management assessed our internal control over financial reporting as of March 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2020.

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

        Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 2020 and 2019

         Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019, and 2018

         Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2020, 2019, and 2018

         Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2020, 2019, and 2018

         Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019, and 2018

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement effective July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth, S.A. de C.V., and Astro Assets, S.A. de C.V.		8-K	2.1	08-03-18
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.08+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.09+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.10+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.11+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.12+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19
10.13+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.14+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.15+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.16+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.17+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.18+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.19+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.20+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan		10-Q	10.11	02-01-08
10.21+	World Acceptance Corporation 2005 Stock Option Plan		DEF 14A	Appendix B	06-30-05
10.22+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan		10-Q	10.12	02-01-08

10.23+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.24+	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.25+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.26+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.27+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.28+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.29	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.30+	Form of Restricted Stock Award Agreement (Group A)		8-K	99.2	12-10-12
10.31+	Form of Restricted Stock Award Agreement (Group B)		8-K	99.3	12-10-12
10.32+	Form of Executive Restricted Stock Award Agreement (Form A)		8-K	99.2	10-01-15
10.33+	Form of Restricted Stock Award Agreement Amendment		8-K	10.1	03-22-16
10.34+	Form of Executive Restricted Stock Award Agreement (Form B)		10-K	10.41	06-13-18
10.35+	Form of Executive Restricted Stock Award Agreement (Form C)		10-K	10.42	06-13-18
10.36+	Form of Director Restricted Stock Award Agreement (Form A)		10-K	10.43	06-13-18
10.37+	Form of Director Restricted Stock Award Agreement (Form B)		10-K	10.44	06-13-18
10.38+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.39+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.40+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.41+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.42+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.43+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.44+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.45+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.46+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
21	Schedule of the Company’s Subsidiaries as of March 31, 2020	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of March 31, 2020 and March 31, 2019;
	(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018;

(iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018;
(iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018;
(v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018; and
(vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	May 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	May 29, 2020	Date:	May 29, 2020

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	May 29, 2020

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	May 29, 2020	Date:	May 29, 2020

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	May 29, 2020	Date:	May 29, 2020