Form 10-Q
period 2020-06-30
WORLD ACCEPTANCE CORP
filed 2020-08-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

The number of outstanding shares of the issuer’s no par value common stock as of July 31, 2020 was 7,420,482.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation.  All references in this report to "fiscal 2021" are to the Company’s fiscal year ending March 31, 2021; all references in this report to "fiscal 2020" are to the Company's fiscal year ended March 31, 2020; and all references to "fiscal 2019" are to the Company’s fiscal year ended March 31, 2019.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
CDA	Collateral Dependent Asset
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Rehab Rate	Percentage of 90 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
TAL	Tax Advance Loan
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$9,960,153	$11,618,922
Gross loans receivable	1,067,877,304	1,209,871,366
Less:
Unearned interest, insurance and fees	(273,593,758)	(308,980,724)
Allowance for credit losses	(112,686,597)	(96,487,856)
Loans receivable, net	681,596,949	804,402,786
Right-of-use asset (Note 6)	96,579,022	101,686,918
Property and equipment, net	25,368,794	24,761,108
Deferred income taxes, net	28,131,930	23,257,985
Other assets, net	25,593,759	28,547,950
Goodwill	7,370,791	7,370,791
Intangible assets, net	24,051,703	24,448,477
Assets held for sale (Note 2)	3,991,498	3,991,498
Total assets	$902,644,599	$1,030,086,435

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$352,205,500	$451,100,000
Income taxes payable	7,548,261	4,965,302
Lease liability (Note 6)	97,615,646	102,759,386
Accounts payable and accrued expenses	54,032,277	59,298,680
Total liabilities	511,401,684	618,123,368

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 7,451,588 and 7,807,834 shares at June 30, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	231,678,312	227,214,577
Retained earnings	159,564,603	184,748,490
Total shareholders' equity	391,242,915	411,963,067

Total liabilities and shareholders' equity	$902,644,599	$1,030,086,435

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2020	2019
Revenues:
Interest and fee income	$109,860,456	$122,910,149
Insurance income, net and other income	14,006,346	15,531,834
Total revenues	123,866,802	138,441,983

Expenses:
Provision for credit losses	25,660,660	41,291,071
General and administrative expenses:
Personnel	44,622,023	52,459,445
Occupancy and equipment	13,181,506	13,356,302
Advertising	2,612,167	6,109,827
Amortization of intangible assets	1,382,128	954,641
Other	9,810,155	8,896,148
Total general and administrative expenses	71,607,979	81,776,363

Interest expense	5,561,877	4,403,328
Total expenses	102,830,516	127,470,762

Income before income taxes	21,036,286	10,971,221

Income taxes	5,526,637	2,362,822

Net income	$15,509,649	$8,608,399

Net income per common share:
Basic	$2.26	$1.01
Diluted	$2.24	$0.97
Weighted average common shares outstanding:
Basic	6,867,457	8,507,121
Diluted	6,928,121	8,866,250

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	—	—	—	—
Common stock repurchases	(326,298)	—	(19,451,287)	(19,451,287)
Restricted common stock expense under stock option plan, net of cancellations ($119,865)	(29,948)	3,417,000	—	3,417,000
Stock option expense	—	1,046,735	—	1,046,735
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	15,509,649	15,509,649
Balances at June 30, 2020	7,451,588	$231,678,312	159,564,603	$391,242,915

	Three months ended June 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	$552,116,625
Proceeds from exercise of stock options	39,766	2,676,573	—	2,676,573
Common stock repurchases	(141,077)	—	(21,815,577)	(21,815,577)
Restricted common stock expense under stock option plan, net of cancellations ($238,168)	(1,502)	6,452,703	—	6,452,703
Stock option expense	—	1,621,338	—	1,621,338
Net income	—	—	8,608,399	8,608,399
Balances at June 30, 2019	9,181,305	$208,876,263	340,783,798	$549,660,061

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2020	2019
Cash flow from operating activities:
Net income	$15,509,649	$8,608,399
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,382,128	954,641
Amortization of historical tax credits	434,096	—
Amortization of debt issuance costs	144,171	133,338
Provision for credit losses	25,660,660	41,291,071
Depreciation	1,716,612	1,799,075
Loss (gain) on sale of property and equipment	34,058	(69,369)
Deferred income tax benefit	2,512,174	(2,072,950)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	4,583,600	8,312,209
Change in accounts:
Other assets, net	2,545,580	3,369,042
Income taxes payable	2,582,959	1,167,013
Accounts payable and accrued expenses	(5,266,403)	(5,327,765)
Net cash provided by operating activities	51,839,284	58,164,704
Cash flows from investing activities:
Decrease (increase) in loans receivable, net	73,293,367	(69,555,473)
Net assets acquired from branch acquisitions, primarily loans	(4,776,558)	(30,795,192)
Increase in intangible assets from acquisitions	(985,354)	(9,468,683)
Purchases of property and equipment	(2,376,871)	(2,084,717)
Proceeds from sale of property and equipment	18,515	81,595
Net cash provided by (used in) investing activities	65,173,099	(111,822,470)
Cash flow from financing activities:
Borrowings from senior notes payable	32,705,500	132,641,400
Payments on senior notes payable	(131,600,000)	(58,191,400)
Debt issuance costs associated with senior notes payable	(205,500)	(991,400)
Proceeds from exercise of stock options	—	2,676,573
Payments for taxes related to net share settlement of equity awards	(119,865)	(238,168)
Repurchase of common stock	(19,451,287)	(21,815,577)
Net cash provided by (used in) financing activities	(118,671,152)	54,081,428
Net change in cash and cash equivalents	(1,658,769)	423,662
Cash and cash equivalents at beginning of period	11,618,922	9,335,433
Cash and cash equivalents at end of period	$9,960,153	$9,759,095

Supplemental Disclosures:
Interest paid during the period	$6,046,067	$3,953,803
Income taxes paid during the period	$666,505	$6,216,505

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2020, and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2020, and the results of operations and cash flows for the periods ended June 30, 2020 and 2019, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC. In addition to the "Critical Accounting Policies" impacted by the new CECL standard described below, the Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to the amounts previously reported to conform to the current period presentation.

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

June 30, 2020
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

Allowance for credit losses

Refer to Note 5, “Finance Receivables and Allowance for Credit Losses,” in this Quarterly Report on Form 10-Q for information regarding the Company's adoption of the CECL allowance model on April 1, 2020 and a description of the methodology it utilizes.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or shareholders' equity.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments

ASU 2016-13 (and all subsequent ASUs on this topic) introduce the CECL model, a new credit loss methodology, replacing multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. The amendments in this ASU require loss estimates be determined over the lifetime of the asset and broaden the information that an entity must consider in developing its expected credit losses. The ASU does not specify a method for measuring expected credit losses and allows an entity to apply methods that reasonably reflect its expectations of the credit loss estimate based on the entity’s size, complexity, and risk profile. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination.

The Company adopted this ASU (and all subsequent ASUs on this topic) as of April 1, 2020 using the modified retrospective approach. The adoption of this pronouncement resulted in the recognition of a $28.6 million increase in the allowance for credit losses on our opening balance sheet as of April 1, 2020, with a corresponding net-of-tax $21.2 million reduction in retained earnings and a $7.4 million increase to deferred income taxes, net.

Recently Issued Accounting Standards Not Yet Adopted

We reviewed all newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the consolidated financial statements as a result of future adoption.

NOTE 4 – FAIR VALUE

Fair Value Disclosures

The Company may carry certain financial instruments and derivative assets and liabilities at fair value measured on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company measures the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		June 30, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,960,153	9,960,153	$11,618,922	11,618,922
Loans receivable, net	3	681,596,949	681,596,949	804,402,786	804,402,786

LIABILITIES
Senior notes payable	3	352,205,500	352,205,500	451,100,000	451,100,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		June 30, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$3,991,498	$3,991,498	$3,991,498	$3,991,498

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2020 or March 31, 2020.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by customer tenure as of:

Customer Tenure	June 30, 2020
0 to 5 months	$83,752,362
6 to 17 months	136,822,413
18 to 35 months	145,418,840
36 to 59 months	115,612,624
60+ months	582,293,853

Tax advance loans	3,977,212
Total gross loans	$1,067,877,304

During the first quarter of fiscal 2020, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model, using the modified retrospective approach. Upon adoption, the total allowance for credit losses increased by $28.6 million, with no impact to the consolidated statement of operations.

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended June 30, 2020, the Company reversed a total of $5.5 million of unpaid accrued interest against interest income.

Based on the Company’s loan products, the purpose and the term, current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled. Current payment performance is monitored by management on a daily basis. On an as needed basis, qualitative information may be taken into consideration if new information arises related to the customer’s ability to repay the loan. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$957,994,018	$46,664,239	$2,201,885	$153,389	$17,625	$4,641	$1,007,035,797
30 - 60 days past due	15,453,159	1,550,308	96,260	7,050	2,041	—	17,108,818
61 - 90 days past due	13,256,505	1,128,119	51,048	4,379	—	—	14,440,051
91 or more days past due	22,556,367	2,614,112	121,937	18,876	4,134	—	25,315,426
Total	$1,009,260,049	$51,956,778	$2,471,130	$183,694	$23,800	$4,641	$1,063,900,092

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$465,904	$3,067	$—	$—	$—	$—	468,971
30 - 60 days past due	296,041	1,375	—	—	—	—	297,416
61 - 90 days past due	1,927,745	2,548	—	—	—	—	1,930,293
91 or more days past due	1,275,015	5,517	—	—	—	—	1,280,532
Total	$3,964,705	$12,507	$—	$—	$—	$—	$3,977,212
Total gross loans							$1,067,877,304

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$941,717,290	$39,951,920	$1,523,994	$44,213	$3,569	$—	$983,240,986
30 - 60 days past due	19,851,436	1,600,053	69,688	7,225	—	—	21,528,402
61 - 90 days past due	17,035,849	1,572,299	61,315	7,630	1,009	—	18,678,102
91 or more days past due	30,655,472	8,832,508	816,134	124,626	19,221	4,641	40,452,602
Total	$1,009,260,047	$51,956,780	$2,471,131	$183,694	$23,799	$4,641	$1,063,900,092

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$386,489	$—	$—	$—	$—	$—	386,489
30 - 60 days past due	345,008	—	—	—	—	—	345,008
61 - 90 days past due	1,958,193	—	—	—	—	—	1,958,193
91 or more days past due	1,275,014	12,508	—	—	—	—	1,287,522
Total	$3,964,704	$12,508	$—	$—	$—	$—	$3,977,212
Total gross loans							$1,067,877,304

The allowance for credit losses is applied to amortized cost, which is defined as the amount at which a financing receivable is originated, and net of deferred fees and costs, collection of cash, and charge-offs. Amortized cost also includes interest earned but not collected.

Credit Risk is inherent in the business of extending loans to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s gross loans receivable portfolio. In estimating the allowance for credit losses, loans with similar risk characteristics are aggregated into pools and collectively assessed. The Company’s loan products have generally the same terms therefore the Company looked to borrower characteristics as a way to disaggregate loans into pools sharing similar risks.

In determining the allowance for credit losses, the Company examined four borrower risk metrics as noted below.

1.Borrower type
2.Active months
3.Prior loan performance
4.Customer tenure

To determine how well each metric predicts default risk the Company uses loss rate data over an observation period of twelve months at the loan level.

The information value was then calculated for each metric. From this analysis management determined the metric that had the strongest predictor of default risk was customer tenure. The customer tenure buckets used in the allowance for credit loss calculation are:

1. 0 to 5 months
2. 6 to 17 months
3. 18 to 35 months
4. 36 to 59 months
5. 60+ months

Management will continue to monitor this credit metric on a quarterly basis.

Management estimates an allowance for each customer tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in 60-day delinquencies, FICO scores and average loan size as compared to metrics in the historical migration period. Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment do not have a significant impact on loans outstanding at the end of a particular reporting period. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If an adjustment is made as a result of the forecast, then the Company has elected to immediately revert back to historical experience past the forecast period.

The fiscal 2021 provision includes a $4.6 million increase to the allowance for forecasted losses as a result of the economic impact of COVID-19 on loans originated during the quarter. This is in addition to an $8.3 million COVID-19 related increase to the allowance on April 1, 2020, to adjust forecast expected losses as required under CECL.

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020	2019
Beginning balance, prior to adopting ASC 326	$96,487,856	$81,519,624
Impact of ASC 326	28,628,369	—
Provision for credit losses	25,660,660	41,291,071
Charge-offs	(43,831,942)	(39,523,987)
Recoveries	5,741,654	4,066,379
Net charge-offs	(38,090,288)	(35,457,608)
Ending Balance	$112,686,597	$87,353,087

Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. This occurs when the loan becomes 61 days or more past due on a contractual basis. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance as long as doubt exists as to the ultimate collection of principal. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, written off or refinanced.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2020:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 59	60 - 89	Over 90	Total Past Due	Total Loans
0 to 5 months	$67,730,655	$3,845,030	$4,366,540	$7,810,138	$16,021,708	$83,752,363
6 to 17 months	127,305,648	2,905,164	2,454,079	4,157,522	9,516,765	136,822,413
18 to 35 months	138,461,819	2,435,479	1,716,577	2,804,965	6,957,021	145,418,840
36 to 59 months	111,044,052	1,567,291	1,179,983	1,821,298	4,568,572	115,612,624
60+ months	562,493,625	6,355,853	4,722,872	8,721,502	19,800,227	582,293,852

Tax advance loans	468,970	297,416	1,930,293	1,280,533	3,508,242	3,977,212
Total gross loans	1,007,504,769	17,406,233	16,370,344	26,595,958	60,372,535	1,067,877,304
Unearned interest, insurance and fees	(258,126,112)	(4,459,535)	(4,194,137)	(6,813,974)	(15,467,646)	(273,593,758)
Total net loans	$749,378,657	$12,946,698	$12,176,207	$19,781,984	$44,904,889	$794,283,546

Percentage of period-end gross loans receivable		1.6%	1.5%	2.5%	5.7%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2020:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 59	60 - 89	Over 90	Total Past Due	Total Loans
0 to 5 months	$65,189,380	$4,059,759	$4,702,806	$9,800,417	$18,562,982	$83,752,362
6 to 17 months	124,113,371	3,349,431	3,025,601	6,334,010	12,709,042	136,822,413
18 to 35 months	135,512,967	3,037,117	2,174,861	4,693,895	9,905,873	145,418,840
36 to 59 months	108,415,461	2,092,410	1,653,490	3,451,264	7,197,164	115,612,625
60+ months	550,009,807	8,989,685	7,121,344	16,173,016	32,284,045	582,293,852

Tax advance loans	386,489	345,008	1,958,193	1,287,522	3,590,723	3,977,212
Total gross loans	983,627,475	21,873,410	20,636,295	41,740,124	84,249,829	1,067,877,304
Unearned interest, insurance and fees	(252,008,669)	(5,604,041)	(5,287,088)	(10,693,960)	(21,585,089)	(273,593,758)
Total net loans	$731,618,806	$16,269,369	$15,349,207	$31,046,164	$62,664,740	$794,283,546

Percentage of period-end gross loans receivable		2.0%	1.9%	3.9%	7.9%

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of June 30, 2020	As of March 31, 2020	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of June 30, 2020	Interest Income Recognized
0 to 5 months	$19,210,705	$26,040,593	$—	$—	$685,262
6 to 17 months	13,445,952	17,466,450	—	—	756,414
18 to 35 months	10,647,059	13,723,295	—	—	630,127
36 to 59 months	7,816,047	10,071,288	—	—	488,763
60+ months	35,277,427	44,293,545	—	—	2,127,220

Tax advance loans	3,678,896	41,573	—	—	—
Unearned interest, insurance and fees	(23,077,796)	(28,510,140)	—	—
Total	$66,998,290	$83,126,604	$—	$—	$4,687,786

Under the prior incurred loss methodology, loss contingencies were evaluated as: probable, reasonably possible, or remote. If, at the date of financial statement presentation, information was available that indicated an asset had been impaired and the amount of loss could be reasonably estimated, then an allowance for that loss could be recorded. Recording an allowance for a loss that was considered reasonably possible or remote was not permitted. With the adoption of ASC 326, the Company considers the lifetime potential for losses at the point of origination and records an allowance for that potential, at that point in time, removing the necessity of differentiation between the three loss contingency concepts and impairment. The following disclosures are presented under previously applicable GAAP.

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2020	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,165,752	—	5,165,752
Gross loans contractually delinquent	70,719,727	—	70,719,727
Loans not contractually delinquent and not in bankruptcy	—	1,133,985,887	1,133,985,887
Gross loan balance	75,885,479	1,133,985,887	1,209,871,366
Unearned interest and fees	(16,848,762)	(292,131,962)	(308,980,724)
Net loans	59,036,717	841,853,925	900,890,642
Allowance for credit losses	(54,090,509)	(42,397,347)	(96,487,856)
Loans, net of allowance for credit losses	$4,946,208	799,456,578	804,402,786

June 30, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$4,898,870	—	4,898,870
Gross loans contractually delinquent	60,531,119	—	60,531,119
Loans not contractually delinquent and not in bankruptcy	—	1,157,266,256	1,157,266,256
Gross loan balance	65,429,989	1,157,266,256	1,222,696,245
Unearned interest and fees	(13,190,042)	(307,538,515)	(320,728,557)
Net loans	52,239,947	849,727,741	901,967,688
Allowance for losses	(47,549,279)	(39,803,808)	(87,353,087)
Loans, net of allowance for losses	$4,690,668	809,923,933	814,614,601

The average net balance of impaired loans was $51.1 million for the three-month period ended June 30, 2019. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality of loans for the periods indicated:

	March 31, 2020	June 30, 2019
Credit risk
Consumer loans- non-bankrupt accounts	$1,203,552,152	$1,216,089,192
Consumer loans- bankrupt accounts	6,319,214	6,607,053
Total gross loans	$1,209,871,366	$1,222,696,245

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,104,130,714	$1,133,978,402
Contractual non-performing, 61 or more days delinquent (1)	105,740,652	88,717,843
Total gross loans	$1,209,871,366	$1,222,696,245

Credit risk profile based on customer type
New borrower	$124,800,193	$147,365,635
Former borrower	127,108,125	133,566,583
Refinance	935,448,882	920,783,881
Delinquent refinance	22,514,166	20,980,146
Total gross loans	$1,209,871,366	$1,222,696,245
_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	March 31, 2020	June 30, 2019
Contractual basis:
30-60 days past due	$49,137,102	$46,738,172
61-90 days past due	35,020,925	28,186,725
91 days or more past due	70,719,727	60,531,118
Total	$154,877,754	$135,456,015

Percentage of period-end gross loans receivable	12.8%	11.1%

Recency basis:
30-60 days past due	$48,206,910	$45,096,798
61-90 days past due	28,450,942	25,365,096
91 days or more past due	50,669,837	44,176,264
Total	$127,327,689	$114,638,158

Percentage of period-end gross loans receivable	10.5%	9.4%

NOTE 6 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

When determining the economic life of a lease the Company adopts a convention of applying an economic life equal to the useful life as specified in its accounting policy. Refer to Note 1, “Property and Equipment,” to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for a description of the Company's accounting policy regarding useful lives.

The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842. Management applies its effective annual interest rate to leases entered for the entirety of the subsequent year. For example, fiscal 2020’s annual effective interest rate of 5.8% will be used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in fiscal 2021 or until a new annual effective interest rate is available for application.

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at June 30, 2020. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Lease Cost
Operating lease cost	$7,069,662	$6,230,579
Short-term lease cost	1,800	—
Variable lease cost	879,650	804,607
Total lease cost	$7,951,112	$7,035,186

The following table reports other information about the Company's leases for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,936,849	$6,032,398
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$4,123,442	$17,493,249
Weighted average remaining lease term — operating leases	7.2 years	5.2 years
Weighted-average discount rate — operating leases	6.6%	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, South Carolina. The lease payments commenced in December 2019; however, execution of the lease agreement triggered recognition of the right-of-use asset in May 2019 for approximately $15.6 million.

The following table reports information about the maturity of the Company's operating leases as of June 30, 2020:

June 30, 2020
Operating lease liability maturity analysis
Fiscal 2021	$19,920,292
Fiscal 2022	23,646,592
Fiscal 2023	19,363,738
Fiscal 2024	15,435,761
Fiscal 2025	11,176,842
Fiscal 2026	7,578,950
Thereafter	28,338,811
Total undiscounted lease liability	$125,460,986
Imputed interest	27,845,340
Total discounted lease liability	$97,615,646

The Company had no leases with related parties at June 30, 2020.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2020	2019
Basic:
Weighted average common shares outstanding (denominator)	6,867,457	8,507,121

Diluted:
Weighted average common shares outstanding	6,867,457	8,507,121
Dilutive potential common shares	60,664	359,129
Weighted average diluted shares outstanding (denominator)	6,928,121	8,866,250

Options to purchase 642,011 and 683,442 shares of common stock at various prices were outstanding during the three months ended June 30, 2020 and 2019 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to five years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2020, there were a total of 215,674 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2020 and 2019 was $30.39 and $68.63, respectively. Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2020	2019

Dividend Yield	—%	—%
Expected Volatility	55.10%	49.74%
Average risk-free rate	0.43%	2.22%
Expected Life	6.2 years	6.6 years

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

Option activity for the three months ended June 30, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	646,728	$88.30
Granted during period	300	59.02
Exercised during period	—	—
Forfeited during period	(5,940)	100.79
Expired during period	(300)	76.51
Options outstanding, end of period	640,788	$88.17	6.2 years	$1,020,150
Options exercisable, end of period	324,369	$75.19	4.2 years	$1,018,200

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  June 30, 2020. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2020 and 2019 was as follows:

	June 30, 2020	June 30, 2019

Three months ended	$—	$2,835,328

As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $9.6 million, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

Restricted Stock

During the first three months of fiscal 2021, the Company granted 2,055 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors, with a grant date weighted average fair value of $59.02 per share.

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $90.23 per share. One-third of these awards vest on each anniversary of the grant date over the three years following the grant date.

During fiscal 2019, the Company granted 760,420 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $101.61.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.5 million and $6.7 million for the three months ended June 30, 2020 and 2019, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of June 30, 2020, there was approximately $36.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 3.2 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2020, and changes during the three months ended June 30, 2020, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2020	705,254	$101.47
Granted during the period	2,055	59.02
Vested during the period	(6,271)	108.87
Forfeited during the period	(30,000)	100.79
Outstanding at June 30, 2020	671,038	$101.30

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three month periods ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,
	2020	2019
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,046,735	$1,621,338
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,536,865	6,690,870
Total stock-based compensation related to equity classified awards	$4,583,600	$8,312,208

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020	2019
Acquisitions:
Number of branches acquired through business combinations	—	21
Number of loan portfolios acquired through asset purchases	13	94
Total acquisitions	13	115

Purchase price	$5,761,912	$40,263,875

Tangible assets:
Loans receivable, net	4,776,558	30,726,192
Property and equipment	—	69,000
Total tangible assets	4,776,558	30,795,192

Excess of purchase prices over carrying value of net tangible assets	$985,354	$9,468,683

Customer lists	$915,354	8,689,024
Non-compete agreements	$70,000	575,000
Goodwill	$—	204,659

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally eight months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all other loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCD's during the period.

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2020 the Company's notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $685.0 million provided that certain conditions are met. At June 30, 2020 $352.2 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2020. The letter of credit expires on December 31, 2020; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.6% annualized and 5.8%, respectively, and the unused amount available under the revolver at June 30, 2020 was $212.8 million. The Company also had $119.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $365.0 million (subsequently amended to $325.0 million on July 24, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iv) as of the end of each fiscal quarter, provision for credit losses for the four fiscal quarters then ending shall equal or exceed the net loan charge-off for the corresponding period (any shortfalls are required to be deducted in the determination of net income and consolidated net worth); and (v) a maximum collateral performance indicator of 23.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at June 30, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary)

which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of any applicable law has occurred, such violation may give rise to an event of default under our credit agreement if such violation were to result in a material adverse effect on our business, properties, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

NOTE 11 – INCOME TAXES

As of June 30, 2020 and March 31, 2020, the Company had $5.9 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest.  Approximately $5.3 million and $5.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2020, approximately $2.9 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of June 30, 2020, the Company had approximately $1.5 million accrued for gross interest, of which $77.2 thousand was accrued during the three months ended June 30, 2020.

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

The Company’s effective income tax rate increased to 26.3% for the quarter ended June 30, 2020 compared to 21.5% for the prior year quarter. The increase is primarily due to lower than estimated Federal Historic Tax Credits for fiscal 2020 with the correction being treated as a discrete event in the current year quarter and a reduction in the permanent tax benefit related to the exercise of non-qualified stock options when compared to the prior year quarter.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Resolution of Mexico Investigation

As previously disclosed, the Company retained outside legal counsel and forensic accountants to conduct an investigation of its operations in Mexico, focusing on the legality under the FCPA, and certain local laws of certain payments related to loans, the maintenance of the Company’s books and records associated with such payments, and the treatment of compensation matters for certain employees. The investigation addressed whether and to what extent improper payments, which may violate the FCPA and other local laws, were made approximately between 2010 and 2017 by or on behalf of WAC de Mexico, to government officials in Mexico relating to loans made to unionized employees. The Company voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. The SEC issued a formal order of investigation. The Company has cooperated with both agencies.

On August 6, 2020, the Company announced that it reached resolution with both the SEC and the DOJ regarding allegations primarily involving the Company’s former subsidiary in Mexico.

In connection with the resolution of the investigations, the Company agreed to the terms contained in a Declination Letter with the DOJ, dated August 5, 2020 (the “Declination Letter”). Pursuant to the terms of the Declination Letter, the DOJ declined to prosecute the Company and closed its investigation into the Company citing as the bases for this decision, among other things, the following: prompt, voluntary self-disclosure of the misconduct; full and proactive cooperation in this matter (including its provision of all known relevant facts about the misconduct); and full remediation, including the additional FCPA training added to the Company’s compliance program, separation from executives under whom the misconduct took place; and discontinuing relationships with third parties in Mexico involved in the misconduct.

The SEC approved the Offer of Settlement on August 6, 2020 and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to 1) cease and desist from committing or causing any violations and any future violations of Sections 30A, 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act of 1934,

and 2) pay, within fourteen days, disgorgement, prejudgment interest and civil penalties totaling $21,726,000 to the SEC. As previously disclosed, the Company has accrued $21.7 million for such matters.

The Company could still face fines, sanctions, and other penalties from authorities in Mexico, as well as third-party claims by shareholders and/or other stakeholders of the Company. Disclosure of the disposition of the SEC and DOJ investigations could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets. Further, under the terms of the stock purchase agreement among the Company and the Purchasers in connection with the sale of our Mexico operations, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of our former Mexico operations, the Company, and its affiliates by the DOJ or the SEC that commenced prior to July 1, 2018. Any such indemnification claims could have a material adverse effect on our financial condition, including liquidity, and results of operations.

General

In addition, from time to time the Company is involved in litigation matters relating to claims arising out of its operations in the normal course of business.

Estimating an amount or range of possible losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. However, in light of the inherent uncertainties involved, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

NOTE 13 – SUBSEQUENT EVENTS

Resolution of Mexico Investigation

As further described in Note 12, on August 6, 2020, the Company announced that it reached agreements with the SEC and DOJ to resolve allegations primarily involving the Company’s former subsidiary in Mexico.

The agreements concluded investigations into alleged violations of the FCPA involving the Company’s former WAC de Mexico subsidiary through June 2017. The Company has made improvements in operations and management since the allegations were made, including naming R. Chad Prashad as President and Chief Executive Officer; naming Luke J. Umstetter as General Counsel, Chief Compliance Officer and Secretary; and selling its Mexican subsidiary in July 2018. The Company has no remaining foreign subsidiaries, and it conducts no business outside of the United States.

Under the terms of the settlement with the SEC, the Company has agreed to disgorge approximately $17.8 million earned by the Viva division of its former Mexican subsidiary and pay an additional $3.9 million in prejudgment interest and civil penalties. This amount is consistent with the accrual previously disclosed and recorded by the Company. The SEC resolution acknowledges the Company’s remedial acts and cooperation. In connection with this settlement, the Company has neither admitted nor denied the underlying allegations.

Third Amendment to Amended and Restated Revolving Credit Facility

On July 24, 2020, the Company entered into the Third Amendment to Amended and Restated Revolving Credit Agreement (the “Third Amendment”), among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent.

The Third Amendment amends its Amended and Restated Revolving Credit Agreement to, among other things:
i.Reduce the Advance Rate associated with the Collateral Performance Indicator;
ii.Increase the Applicable Margin associated with the EBITDA Ratio by 50 bps;
iii.Change the Financial Covenant associated with required “Minimum Net Worth” from $365,000,000 to $325,000,000, and

iv.Allow the Company to make additional purchases of any class or series of capital stock or other equity in the amount of up to $50 million through March 31, 2021 plus 50% of cumulative Consolidated Net Income, subject to certain restrictions.

The foregoing description of the Third Amendment to the Amended and Restated Revolving Credit Agreement is only a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Revolving Credit Agreement, which is incorporated by reference as Exhibit 10.02 to this Quarterly Report on Form 10-Q.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," "continue,"and any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected.  Therefore, you should not rely on any of these forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; risks associated with the COVID-19 pandemic and the mitigation efforts by governments and related effects on us, our customers, and employees; the sale of our Mexico subsidiaries, including claims or litigation resulting therefrom; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2020	2019
	(Dollars in thousands)
Gross loans receivable	$1,067,877	$1,222,696
Average gross loans receivable (1)	1,113,530	1,173,917
Net loans receivable (2)	794,284	901,968
Average net loans receivable (3)	831,388	868,582

Expenses as a percentage of total revenue:
Provision for credit losses	20.7%	29.8%
General and administrative	57.8%	59.1%
Interest expense	4.5%	3.2%
Operating income as a % of total revenue (4)	21.5%	11.1%

Loan volume (5)	463,484	752,148

Net charge-offs as percent of average net loans receivable	18.3%	16.3%

Return on average assets (trailing 12 months)	3.4%	7.5%

Return on average equity (trailing 12 months)	8.2%	12.1%

Branches opened or acquired (merged or closed), net	(3)	25

Branches open (at period end)	1,240	1,218
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
(4) Operating income is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loans generated by the Company. It does not include loans purchased through acquisitions.

Adjustments subsequent to the release of earnings on July 30, 2020

The Company has made certain adjustments to its treatment of the amortization related to historic tax credits purchased during fiscal 2020 since the Company’s earnings release was furnished on July 30, 2020. The adjustments reclassify the amortization of the historic tax credits from the amortization of intangible assets line item to the other expense line item. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2020
	As furnished July 30, 2020	Adjustments	As revised
Amortization of intangible assets	$1,816,224	(434,096)	$1,382,128
Other expense	$9,376,059	434,096	$9,810,155

Comparison of three months ended June 30, 2020 versus three months ended June 30, 2019

Gross loans outstanding decreased to $1.07 billion as of June 30, 2020, a 12.7% decrease from the $1.22 billion of gross loans outstanding as of June 30, 2019. During the three months ended June 30, 2020 our number of unique borrowers in the portfolio decreased by 14.0% compared to an increase of 5.6% during the three months ended June 30, 2019.

Net income for the three months ended June 30, 2020 increased to $15.5 million, a 80.2% increase from the $8.6 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $11.2 million, or 73.0%. Net income for the three months ended June 30, 2020 includes a $4.6 million increase in provision expense for potential incremental losses related to the economic impact of COVID-19 on loans originated during the quarter.

Revenues decreased by $14.6 million, or 10.5%, to $123.9 million during the three months ended June 30, 2020 from $138.4 million for the same period of the prior year. The decrease was primarily due to an decrease in average net loans outstanding. Revenues from the 1,184 branches open throughout both three-month periods decreased by 17.8%.

Interest and fee income for the three months ended June 30, 2020 decreased by $13.0 million, or 10.6%, from the same period of the prior year. The decrease was primarily due to a corresponding decrease in average net loans outstanding. Net loans outstanding at June 30, 2020 decreased by 11.9% over the balance at June 30, 2019. Average net loans outstanding decreased by 4.3% for the three months ended June 30, 2020 compared to the three-month period ended June 30, 2019.

Insurance commissions and other income for the three months ended June 30, 2020 decreased by $1.5 million, or 9.8%, from the same period of the prior year. Insurance commissions decreased by approximately $0.8 million, or 6.9%, during the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. Other income decreased by $0.8 million primarily due to a $0.5 million decrease due to decreased customer demand for the Company's motor club product.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss methodology to accrue for expected losses. The provision for credit losses for the three months ended June 30, 2020 decreased by $15.6 million, or 37.9%, when compared to the provision for credit losses from the same period of the prior year. The fiscal 2021 provision includes a $4.6 million increase to the allowance for forecasted losses as a result of the economic impact of COVID-19 on loans originated during the quarter. This is in addition to an $8.3 million COVID-19 related increase to the allowance on April 1, 2020, to adjust forecast expected losses as required under CECL. The provision decreased during the quarter due to an overall decrease in loan volumes as well as an improvement in delinquency.

The Company's allowance for credit losses as a percentage of net loans was 14.2% at June 30, 2020 compared to 9.7% at June 30, 2019. Accounts that were 61 days or more past due on a recency basis were 5.7% at each of June 30, 2020 and June 30, 2019. Accounts that were 61 days or more past due on a contractual basis were 7.9% at June 30, 2020 compared to 7.3% at June 30, 2019.

Net charge-offs as a percentage of average net loans on an annualized basis increased from 16.3% for the three months ended June 30, 2019 to 18.3% for the three months ended June 30, 2020.

After experiencing rapid growth of the portfolio during the prior two years, primarily in new customers, the gross loan balance declined in the first quarter of 2021 as a result of the ongoing pandemic. As of June 30, 2020, $355.2 million of the total loan portfolio is with customers who have been with the Company less than two years, a 25.5% increase from the average of the fiscal years 2016-2018 portfolios, but a 17.2% decline from fiscal 2020.

G&A expenses for the three months ended June 30, 2020 decreased by $10.2 million, or 12.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 59.1% during the first three months of fiscal 2020 to 57.8% during the first three months of fiscal 2021. G&A expenses per average open branch decreased by 14.7% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $44.6 million for the three months ended June 30, 2020, a $7.8 million, or 14.9%, decrease over the three months ended June 30, 2019. Salary expense increased approximately $1.5 million, or 6.0%, when comparing the three months ended June 30, 2020 and 2019. Our headcount as of June 30, 2020, decreased 7.0% compared to June 30, 2019, primarily driven by furloughs during the quarter. Benefit expense decreased approximately $2.3 million, or 22.3%, when comparing the quarterly periods ended June 30, 2020 and 2019, primarily as a result of decreased claims as well as a decrease in headcount. Incentive expense decreased $7.1 million due to a decrease in share based compensation and a decrease in bonuses paid to branch employees. The Company deferred $2.5 million less in origination costs under ASC 310 due to lower originations during the quarter, which increased personnel costs.

Occupancy and equipment expense totaled $13.2 million for the three months ended June 30, 2020, a $0.2 million, or 1.3%, decrease over the three months ended June 30, 2019. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended June 30, 2020, the average expense per branch decreased to $10.6 thousand, down from $11.0 thousand for the three months ended June 30, 2019.

Advertising expense totaled $2.6 million for the three months ended June 30, 2020, a $3.5 million, or 57.2%, decrease over the three months ended June 30, 2019. The Company anticipated lower demand as a result of COVID-19 during the quarter and reduced our marketing spend across all programs.

Amortization of intangible assets totaled $1.4 million for the three months ended June 30, 2020, a $0.4 million, or 44.8%, increase over the three months ended June 30, 2019, which relates to a corresponding increase in total intangible assets during the comparative periods due to acquisitions.

Other expense totaled $9.8 million for the three months ended June 30, 2020, a $0.9 million, or 10.3%, increase over the three months ended June 30, 2019.
Interest expense for the three months ended June 30, 2020 increased by $1.2 million, or 26.3%, from the corresponding three months of the previous year. The increase in interest expense was due to a 40.0% increase in the average debt outstanding, from $279.2 million to $390.9 million. The increase in average debt outstanding was partially offset by a reduction in the benchmark interest rate. The Company’s senior debt-to-equity ratio increased from 0.6:1 at June 30, 2019 to 0.9:1 at June 30, 2020.

Other key return ratios for the first three months of fiscal 2021 included a 3.4% return on average assets and a return on average equity of 8.2% (both on a trailing 12-month basis), as compared to a 7.5% return on average assets and a return on average equity of 12.1% for the first three months of fiscal 2020.

The Company’s effective income tax rate increased to 26.3% for the quarter ended June 30, 2020 compared to 21.5% for the prior year quarter. The increase is primarily due to lower than estimated Federal Historic Tax Credits for fiscal 2020 with the correction being treated as a discrete event in the current year quarter and a reduction in the permanent tax benefit related to the exercise of non-qualified stock options when compared to the prior year quarter.
Regulatory Matters

Resolution of Mexico Investigation

See Note 12 to the unaudited Consolidated Financial Statements for a discussion of the investigation into our operations in Mexico and the resolution thereof.

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). However, on July 7, 2020, the CFPB issued a final rule rescinding the ability to repay requirements of the Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The CFPB, however, did not rescind or alter the payments requirements in the Rule. Instead, the CFPB issued guidance clarifying the payment requirements’ scope and assisting lenders in complying with the payment requirements.

The Rule’s compliance date for the payment requirements is August 19, 2019. The compliance date, however, is currently stayed pursuant to a court order issued in Community Financial Services Association v. CFPB, No. 1:18-cv-00295 (W.D. Tex. Nov. 6, 2018). Although the payment requirements are currently stayed by court order, the CFPB announced that it will seek to have them go into effect with a reasonable period for entities to come into compliance.

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

The CFPB also announced on July 7, 2020 that it will undertake new research focusing on identifying information that could be disclosed to consumers during the small dollar lending process to allow them to make the most informed choices. Depending on the outcome of this research and future action taken by the CFPB, implementation of new disclosures may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, and the profitability of such loans.

See Part I, Item 1, "Business - Government Regulation - Federal legislation" and Part I, Item 1A, "Risk Factors" in the Company’s Form 10-K for the year ended March 31, 2020 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2020 was $51.8 million.

Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per new branch during fiscal 2020. New branches have generally required from $66,000 to $673,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the three months ended June 30, 2020, the Company opened no new branches, acquired no branches, and merged 3 branches into existing ones.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. In June 2019, the Company entered into an amended and restated revolving credit agreement, which provides for revolving borrowings of up to the lesser of (a) $685.0 million as the aggregate commitments under the facility or (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At June 30, 2020, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

On April 30, 2020 the amended and restated revolving credit agreement was further amended to (i) modify certain financial covenants to (a) reduce the Company's required minimum net worth to $365.0 million through December 30, 2020 (from $375.0 million), and (b) reduce the Company's fixed charge ratio to 2.25 to 1 through the fiscal quarter ending September 30, 2020; (ii) add new subsidiary guarantors; and (iii) amend language relating to the transition to a new benchmark interest rate (from LIBOR), if necessary.

On July 24, 2020, the amended and restated revolving credit agreement was further amended to, among other things: (i) reduce the advance rate percentage range to 74% to 80% of the collateral performance indicator; (ii) increase the applicable margin associated with the EBITDA ratio by 50 basis points; (iii) reduce the required minimum net worth to $325.0 million (from

$365.0 million); and (iv) allow the Company to make share repurchases up to $50.0 million through March 31, 2021 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions;

The agreement establishes a maximum specified level for the collateral performance indicator of 23.0%. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the three months ended June 30, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.6% annualized and 5.8%, respectively, and the unused amount available under the revolver at June 30, 2020 was $212.8 million. The Company also had $119.7 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $365.0 million (subsequently amended to $325.0 million on July 24, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iii) a maximum provision for credit losses for any four quarters then ending that meets or exceeds the net loan charge-off for the corresponding period; and (iv) a maximum specified level for the collateral performance indicator of 23.0%, through July 24, 2020 and 23.0% thereafter, which is the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with the applicable covenants at June 30, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, prohibited payments on or amendment to subordinated debt, bankruptcy and other insolvency events, judgments, certain ERISA events, defaults under certain other agreements, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, other defaults under the agreement that are not remedied within thirty (30) days, invalidity of loan documents related to the agreement, appointment of a custodian, trustee, or receiver, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, cease and desist order, or other sanction (other than the imposition of a monetary fine), order, or ruling against the Company’ or any of its subsidiaries related in any way to the originating, holding, pledging, collecting, servicing, or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of any applicable law has occurred, such violation may give rise to an event of default under our credit agreement if such violation were to result in a material adverse effect on our business, operations, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants. See Note 10 to the unaudited Consolidated Financial Statements for additional information regarding the Company’s debt.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2020, including, but not limited to, any discussions in Part I, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

Since 1996, the Company has repurchased approximately 20.7 million shares for an aggregate purchase price of approximately $1.2 billion. On June 16, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of June 30, 2020, the Company had $30.0 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to (i) $50 million from July 24, 2020 through March 31, 2021, plus (ii) 50% of consolidated adjusted net income commencing on January 1, 2019, subject to certain restrictions. Immediately following a stock repurchase, the Company must have 15% or more in excess availability under the revolving credit facility. The Company can repurchase additional amounts of shares with prior written consent from lenders.

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

Quarterly Information and Seasonality

See Note 3 to the unaudited Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

See Note 3 to the unaudited Consolidated Financial Statements.

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry. Certain accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenue, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for credit losses, share-based compensation and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. As discusses in Note 3 – Summary of Significant Policies, our policies related to the allowances for credit losses changed on April 1, 2020 in connection with the adoption of a new accounting standard update as codified in ASC 326. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2020, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $352.2 million at June 30, 2020. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at June 30, 2020, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.5 million on an annual basis.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Allowance for Credit Losses

We began using a new credit reserving methodology known as the CECL methodology effective April 1, 2020. Our ability to accurately forecast future losses under this methodology may be impaired by the significant uncertainty surrounding the pandemic and containment measures and the lack of comparable precedent. This could result in the need to record additional provisions for credit losses in the future, as the COVID-19 pandemic continues to evolve, and our losses on our loans and other exposures could exceed our allowance.

The global outbreak of the coronavirus has and may continue to adversely impact our business.

Occurrences of epidemics or pandemics, depending on scale, may cause varying degrees of damage to national and local economies. The COVID-19 pandemic has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to slow the spread of COVID-19, including shutdowns of nonessential businesses, stay-at-home orders, social distancing measures, and other actions which have disrupted economic activity.

The United States has also experienced higher unemployment levels as a result of COVID-19, which we expect will over time result in increased delinquencies and credit losses on finance receivables outstanding. In addition, if significant portions of our workforce are unable to work effectively as a result of COVID-19, there may be servicing and other disruptions to our business. Further, a second outbreak of COVID-19 could lead to further mandated shutdowns and economic uncertainty. As a result, we cannot foresee whether the outbreak of COVID-19 pandemic will be effectively contained, nor can we anticipate the extent, severity and duration of its impact.

The CARES Act was signed into law in March 2020, which, among other things, expanded states’ ability to provide unemployment insurance for many workers impacted by COVID-19, including for workers who were not otherwise eligible for unemployment benefits, provide direct payments to qualifying individuals, and provided assistance for small and medium size businesses. We believe that many of our customers have benefited from the enhanced benefits provided by the CARES Act, some of which, such as enhanced unemployment benefits, were set to expire in July 2020. If these benefits are not extended, or if other stimulus measures benefiting our customers are not enacted in the near term, the effect may result in an increase in delinquencies and materially and adversely impact our results of operations and financial condition in future periods.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by COVID-19. Legal and regulatory responses to concerns about COVID-19 could result in additional regulation or restrictions affecting the conduct of our business in the future. All of the foregoing may adversely affect our income and other results of operations or make collection of our personal loans more difficult or reduce income received from such loans or our ability to obtain financing with respect to such loans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 20.7 million shares for an aggregate purchase price of approximately $1.2 billion. On March 12, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations at that time. On June 16, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of June 30, 2020, the Company had $30.0 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company's stock repurchase program may be suspended at any time.

The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2020	254,886	$55.74	254,886	$8,407,321
May 1 through May 31, 2020	12,398	74.99	12,398	7,477,619
June 1 through June 30, 2020	59,014	72.94	59,014	30,000,000
Total for the quarter	326,298	$59.58	326,298

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.01	Second Amendment to Amended and Restated Revolving Credit Facility, dated April 29, 2020		8-K	10.1	04-30-20
10.02	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.03	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.04	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2020, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2020 and June 30, 2019;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2020 and June 30, 2019;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and June 30, 2019; and
(v) Notes to the Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	August 7, 2020

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	August 7, 2020

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 7, 2020