Form 10-Q/A
period 2020-06-30
WORLD ACCEPTANCE CORP
filed 2020-08-14
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q/A
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

EXPLANATORY NOTE

World Acceptance Corporation is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the "Original Filing"), filed with the Securities and Exchange Commission ("SEC") on August 7, 2020 (the “Original Filing Date”), for the sole purpose of reflecting corrections to Note 5 “Finance Receivables and Allowance for Credit Losses” contained in Part I, Item 1 “Financial Statements” of the Original Filing. Specifically, the tables presenting gross loans receivable by current payment performance on both a recency and contractual basis and the tables presenting an aging analysis of gross loans receivable on both a recency and contractual basis have been revised. Additionally, this Form 10-Q/A includes new certifications of our chief executive officer and chief financial officer set forth as Exhibits 31.01, 31.02, 32.01, and 32.02 hereto.

For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety as amended as indicated above. No other changes have been made to the Original Filing other than those described above. This Form 10-Q/A continues to speak as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update any related disclosures made in the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing Date, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC.

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$933,050,195	$43,678,473	$1,953,256	$116,013	$12,122	$4,641	$978,814,700
30 - 60 days past due	24,943,823	2,985,766	248,629	37,376	5,503	—	28,221,097
61 - 90 days past due	15,453,159	1,550,308	96,260	7,050	2,041	—	17,108,818
91 or more days past due	35,812,872	3,742,231	172,985	23,255	4,134	—	39,755,477
Total	$1,009,260,049	$51,956,778	$2,471,130	$183,694	$23,800	$4,641	$1,063,900,092

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$268,494	$1,590	$—	$—	$—	$—	270,084
30 - 60 days past due	197,410	1,477	—	—	—	—	198,887
61 - 90 days past due	296,041	1,375	—	—	—	—	297,416
91 or more days past due	3,202,760	8,065	—	—	—	—	3,210,825
Total	$3,964,705	$12,507	$—	$—	$—	$—	$3,977,212
Total gross loans							$1,067,877,304

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$914,577,115	$37,828,421	$1,430,757	$36,609	$3,569	$—	$953,876,471
30 - 60 days past due	27,140,175	2,123,499	93,238	7,604	—	—	29,364,516
61 - 90 days past due	19,851,436	1,600,053	69,688	7,225	—	—	21,528,402
91 or more days past due	47,691,321	10,404,807	877,448	132,256	20,230	4,641	59,130,703
Total	$1,009,260,047	$51,956,780	$2,471,131	$183,694	$23,799	$4,641	$1,063,900,092

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$216,051	$—	$—	$—	$—	$—	216,051
30 - 60 days past due	170,438	—	—	—	—	—	170,438
61 - 90 days past due	345,008	—	—	—	—	—	345,008
91 or more days past due	3,233,207	12,508	—	—	—	—	3,245,715
Total	$3,964,704	$12,508	$—	$—	$—	$—	$3,977,212
Total gross loans							$1,067,877,304

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

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2020:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$63,370,265	$4,360,386	$3,845,030	$12,176,678	$20,382,094	$83,752,359
6 to 17 months	122,680,569	4,625,080	2,905,164	6,611,601	14,141,845	136,822,414
18 to 35 months	134,613,672	3,848,147	2,435,479	4,521,542	10,805,168	145,418,840
36 to 59 months	108,066,651	2,977,401	1,567,291	3,001,282	7,545,974	115,612,625
60+ months	550,083,543	12,410,084	6,355,854	13,444,373	32,210,311	582,293,854

Tax advance loans	270,084	198,886	297,416	3,210,826	3,707,128	3,977,212
Total gross loans	979,084,784	28,419,984	17,406,234	42,966,302	88,792,520	1,067,877,304
Unearned interest, insurance and fees	(250,844,815)	(7,281,296)	(4,459,536)	(11,008,111)	(22,748,943)	(273,593,758)
Total net loans	$728,239,969	$21,138,688	$12,946,698	$31,958,191	$66,043,577	$794,283,546

Percentage of period-end gross loans receivable		2.7%	1.6%	4.0%	8.3%

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,052,078	$4,137,299	$4,059,759	$14,503,223	$22,700,281	$83,752,359
6 to 17 months	119,558,962	4,554,409	3,349,431	9,359,612	17,263,452	136,822,414
18 to 35 months	131,531,720	3,981,247	3,037,117	6,868,756	13,887,120	145,418,840
36 to 59 months	105,431,039	2,984,422	2,092,410	5,104,754	10,181,586	115,612,625
60+ months	536,302,672	13,707,139	8,989,685	23,294,358	45,991,182	582,293,854

Tax advance loans	216,051	170,438	345,008	3,245,715	3,761,161	3,977,212
Total gross loans	954,092,522	29,534,954	21,873,410	62,376,418	113,784,782	1,067,877,304
Unearned interest, insurance and fees	(244,441,714)	(7,566,955)	(5,604,041)	(15,981,048)	(29,152,044)	(273,593,758)
Total net loans	$709,650,808	$21,967,999	$16,269,369	$46,395,370	$84,632,738	$794,283,546

Percentage of period-end gross loans receivable		2.8%	2.0%	5.8%	10.7%

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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	August 13, 2020

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	August 13, 2020

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 13, 2020