Form 10-Q
period 2020-09-30
WORLD ACCEPTANCE CORP
filed 2020-11-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The number of outstanding shares of the issuer’s no par value common stock as of October 30, 2020 was 6,872,921.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for Credit Losses
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRC	Internal Revenue Code of 1986, as amended
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
TAL	Tax Advance Loan
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$13,987,906	$11,618,922
Gross loans receivable	1,109,366,487	1,209,871,366
Less:
Unearned interest, insurance and fees	(289,700,225)	(308,980,724)
Allowance for credit losses	(109,601,359)	(96,487,856)
Loans receivable, net	710,064,903	804,402,786
Right-of-use asset (Note 6)	95,335,005	101,686,918
Property and equipment, net	25,910,292	24,761,108
Deferred income taxes, net	29,425,306	23,257,985
Other assets, net	26,122,886	28,547,950
Goodwill	7,370,791	7,370,791
Intangible assets, net	22,930,322	24,448,477
Assets held for sale (Note 2)	1,143,528	3,991,498
Total assets	$932,290,939	$1,030,086,435

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$424,900,000	$451,100,000
Income taxes payable	4,723,017	4,965,302
Lease liability (Note 6)	96,481,607	102,759,386
Accounts payable and accrued expenses	38,911,164	59,298,680
Total liabilities	565,015,788	618,123,368

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 7,002,080 and 7,807,834 shares at September 30, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	237,547,566	227,214,577
Retained earnings	129,727,585	184,748,490
Total shareholders' equity	367,275,151	411,963,067

Total liabilities and shareholders' equity	$932,290,939	$1,030,086,435

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenues:
Interest and fee income	$108,885,851	$126,091,032	$218,746,307	$249,001,181
Insurance income, net and other income	15,555,201	15,482,084	29,561,547	31,013,918
Total revenues	124,441,052	141,573,116	248,307,854	280,015,099

Expenses:
Provision for credit losses	26,090,367	52,968,036	51,751,027	94,259,107
General and administrative expenses:
Personnel	46,832,893	49,610,802	91,454,916	102,070,247
Occupancy and equipment	13,515,468	13,554,466	26,696,974	26,910,768
Advertising	5,255,613	6,269,734	7,867,780	12,379,561
Amortization of intangible assets	1,286,118	1,257,953	2,668,246	2,212,594
Other	8,402,448	7,759,428	18,212,603	16,655,576
Total general and administrative expenses	75,292,540	78,452,383	146,900,519	160,228,746

Interest expense	5,892,790	6,327,817	11,454,667	10,731,145
Total expenses	107,275,697	137,748,236	210,106,213	265,218,998

Income before income taxes	17,165,355	3,824,880	38,201,641	14,796,101

Income taxes	3,766,735	1,311,706	9,293,372	3,674,528

Net income	$13,398,620	$2,513,174	$28,908,269	$11,121,573

Net income per common share:
Basic	$2.01	$0.32	$4.27	$1.36
Diluted	$1.96	$0.31	$4.20	$1.30
Weighted average common shares outstanding:
Basic	6,680,969	7,807,229	6,773,704	8,155,263
Diluted	6,853,425	8,201,597	6,890,265	8,532,012

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2020	7,451,588	$231,678,312	159,564,603	391,242,915
Proceeds from exercise of stock options	15,571	1,006,825	—	1,006,825
Common stock repurchases	(460,120)	—	(43,235,638)	(43,235,638)
Restricted common stock expense under stock option plan, net of cancellations ($90,720)	(4,959)	3,776,190	—	3,776,190
Stock option expense	—	1,086,239	—	1,086,239
Net income	—	—	13,398,620	13,398,620
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	367,275,151

	Three months ended September 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2019	9,181,305	$208,876,263	340,783,798	549,660,061
Proceeds from exercise of stock options	15,706	977,522	—	977,522
Common stock repurchases	(1,251,103)	—	(168,195,335)	(168,195,335)
Restricted common stock expense under stock option plan, net of cancellations ($8,481)	(66)	6,677,016	—	6,677,016
Stock option expense	—	1,604,772	—	1,604,772
Net income	—	—	2,513,174	2,513,174
Balances at September 30, 2019	7,945,842	$218,135,573	175,101,637	393,237,210

	Six months ended September 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	15,571	1,006,825	—	1,006,825
Common stock repurchases	(786,418)	—	(62,686,925)	(62,686,925)
Restricted common stock expense under stock option plan, net of cancellations ($284,079)	(34,907)	7,193,190	—	7,193,190
Stock option expense	—	2,132,974	—	2,132,974
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	28,908,269	28,908,269
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	$367,275,151

	Six months ended September 30, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	$552,116,625
Proceeds from exercise of stock options	55,472	3,654,097	—	3,654,097
Common stock repurchases	(1,392,180)	—	(190,010,912)	(190,010,912)
Restricted common stock expense under stock option plan, net of cancellations ($246,650)	(1,568)	13,129,717	—	13,129,717
Stock option expense	—	3,226,110	—	3,226,110
Net income	—	—	11,121,573	11,121,573
Balances at September 30, 2019	7,945,842	$218,135,573	175,101,637	$393,237,210

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2020	2019
Cash flow from operating activities:
Net income	$28,908,269	$11,121,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,668,246	2,212,594
Amortization of investment in historic tax credits	868,192	—
Amortization of debt issuance costs	315,015	261,392
Provision for credit losses	51,751,027	94,259,107
Depreciation	3,477,512	3,499,067
Loss (gain) on sale of property and equipment	34,058	(101,774)
Deferred income tax benefit	1,218,798	(6,361,213)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	9,610,243	16,602,477
Change in accounts:
Other assets, net	1,692,741	3,704,467
Income taxes payable	(242,285)	(10,028,921)
Accounts payable and accrued expenses	(20,387,516)	3,007,987
Net cash provided by operating activities	79,914,300	118,176,756
Cash flows from investing activities:
Decrease (increase) in loans receivable, net	19,745,335	(130,033,384)
Net assets acquired from branch acquisitions, primarily loans	(5,786,847)	(47,021,848)
Increase in intangible assets from acquisitions	(1,150,091)	(14,548,794)
Purchases of property and equipment	(4,760,009)	(5,132,987)
Proceeds from sale of property and equipment	2,947,225	153,044
Net cash provided by (used in) investing activities	10,995,613	(196,583,969)
Cash flow from financing activities:
Borrowings from senior notes payable	144,676,750	358,191,400
Payments on senior notes payable	(170,876,750)	(91,300,000)
Debt issuance costs associated with senior notes payable	(376,750)	(991,400)
Proceeds from exercise of stock options	1,006,825	3,654,097
Payments for taxes related to net share settlement of equity awards	(284,079)	(246,650)
Repurchase of common stock	(62,686,925)	(190,010,912)
Net cash provided by (used in) financing activities	(88,540,929)	79,296,535
Net change in cash and cash equivalents	2,368,984	889,322
Cash and cash equivalents at beginning of period	11,618,922	9,335,433
Cash and cash equivalents at end of period	$13,987,906	$10,224,755

Supplemental Disclosures:
Interest paid during the period	$11,283,327	$9,303,060
Income taxes paid during the period	$8,731,860	$17,683,191

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2020 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2020, and the results of operations and cash flows for the periods ended September 30, 2020 and 2019, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale, resulting in an aggregate loss of $37,579. The loss on sale of assets held for sale is included as a component of insurance income, net and other income in the Company's Consolidated Statement of Operations. The Company expects to complete the sale of the third, and final, building held for sale within the next twelve months.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	September 30, 2020	March 31, 2020
Assets held for sale:
Property and equipment, net	$1,143,528	$3,991,498
Total assets held for sale	$1,143,528	$3,991,498

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

Reclassification

The Company has made certain adjustments to its treatment of historic tax credits purchased during fiscal 2020 since it filed its Report on Form 10-Q for the quarterly period ended September 30, 2019. The adjustments correctly present the Company’s election to account for historic tax credits purchased using the income statement method in conjunction with the flow-through method. Under this approach, the deferred tax liability related to the difference between the book and tax basis in the underlying historic tax credit investment is recorded in the tax provision and reversed over the same period as the amortization of the historic tax credit investment. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED STATEMENT OF OPERATIONS
	Three months ended September 30, 2019			Six months ended September 30, 2019
	As originally filed	Adjustments	As revised	As originally filed	Adjustments	As revised
Income tax expense (benefit)	$(395,121)	$1,706,827	$1,311,706	$1,967,701	$1,706,827	$3,674,528
Net income	$4,220,001	$(1,706,827)	$2,513,174	$12,828,400	$(1,706,827)	$11,121,573

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

		September 30, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$13,987,906	13,987,906	$11,618,922	11,618,922
Loans receivable, net	3	710,064,903	710,064,903	804,402,786	804,402,786

LIABILITIES
Senior notes payable	3	424,900,000	424,900,000	451,100,000	451,100,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		September 30, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$1,143,528	$1,143,528	$3,991,498	$3,991,498

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020 or March 31, 2020.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by customer tenure as of:

Customer Tenure	September 30, 2020
0 to 5 months	$75,827,098
6 to 17 months	142,658,784
18 to 35 months	160,451,477
36 to 59 months	126,077,197
60+ months	603,148,733

Tax advance loans	1,203,198
Total gross loans	$1,109,366,487

During the first quarter of fiscal 2021, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model, using the modified retrospective approach. Upon adoption, the total allowance for credit losses increased by $28.6 million, with no impact to the consolidated statement of operations.

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$972,725,701	$50,307,235	$2,171,951	$156,648	$10,639	$3,984	$1,025,376,158
30 - 60 days past due	30,118,338	3,199,397	226,733	33,613	1,560	1,553	33,581,194
61 - 90 days past due	16,896,334	1,959,318	116,829	30,665	1,386	—	19,004,532
91 or more days past due	24,942,824	4,938,873	287,985	25,415	4,497	1,811	30,201,405
Total	$1,044,683,197	$60,404,823	$2,803,498	$246,341	$18,082	$7,348	$1,108,163,289

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$63,894	$469	$—	$—	$—	$—	64,363
30 - 60 days past due	58,728	156	—	—	—	—	58,884
61 - 90 days past due	62,232	879	—	—	—	—	63,111
91 or more days past due	1,013,377	3,463	—	—	—	—	1,016,840
Total	$1,198,231	$4,967	$—	$—	$—	$—	$1,203,198
Total gross loans							$1,109,366,487

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$958,885,641	$44,710,976	$1,629,478	$74,227	$843	$—	$1,005,301,165
30 - 60 days past due	33,474,292	2,144,594	111,912	14,826	—	—	35,745,624
61 - 90 days past due	19,187,491	1,822,975	76,408	4,932	—	—	21,091,806
91 or more days past due	33,135,773	11,726,278	985,700	152,356	17,239	7,348	46,024,694
Total	$1,044,683,197	$60,404,823	$2,803,498	$246,341	$18,082	$7,348	$1,108,163,289

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$22,319	$—	$—	$—	$—	$—	22,319
30 - 60 days past due	41,073	—	—	—	—	—	41,073
61 - 90 days past due	51,596	—	—	—	—	—	51,596
91 or more days past due	1,083,243	4,967	—	—	—	—	1,088,210
Total	$1,198,231	$4,967	$—	$—	$—	$—	$1,203,198
Total gross loans							$1,109,366,487

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three and six months ended September 30, 2020 and 2019.

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Beginning balance	$112,686,597	$87,353,087	$96,487,856	$81,519,624
Impact of ASC 326	—	—	28,628,368	—
Provision for credit losses	26,090,367	52,968,036	51,751,027	94,259,107
Charge-offs	(33,793,503)	(42,604,434)	(77,625,445)	(82,128,421)
Recoveries	4,617,898	3,752,624	10,359,553	7,819,003
Net charge-offs	(29,175,605)	(38,851,810)	(67,265,892)	(74,309,418)
Ending Balance	$109,601,359	$101,469,313	$109,601,359	$101,469,313

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2020:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$62,173,397	$3,884,632	$2,980,787	$6,788,282	$13,653,701	$75,827,098
6 to 17 months	126,535,248	6,150,317	4,017,882	5,955,337	16,123,536	142,658,784
18 to 35 months	147,862,032	5,374,578	2,934,945	4,279,922	12,589,445	160,451,477
36 to 59 months	118,141,571	3,556,780	1,796,038	2,582,808	7,935,626	126,077,197
60+ months	570,663,909	14,614,888	7,274,880	10,595,056	32,484,824	603,148,733

Tax advance loans	64,363	58,884	63,111	1,016,840	1,138,835	1,203,198
Total gross loans	1,025,440,520	33,640,079	19,067,643	31,218,245	83,925,967	1,109,366,487
Unearned interest, insurance and fees	(267,783,778)	(8,784,778)	(4,979,329)	(8,152,340)	(21,916,447)	(289,700,225)
Total net loans	$757,656,742	$24,855,301	$14,088,314	$23,065,905	$62,009,520	$819,666,262

Percentage of period-end gross loans receivable		3.0%	1.7%	2.8%	7.6%

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$60,727,536	$3,744,789	$2,855,588	$8,499,186	$15,099,563	$75,827,099
6 to 17 months	124,014,494	6,292,585	4,228,451	8,123,254	18,644,290	142,658,784
18 to 35 months	145,170,347	5,707,082	3,242,541	6,331,507	15,281,130	160,451,477
36 to 59 months	115,850,902	3,771,789	2,074,251	4,380,254	10,226,294	126,077,196
60+ months	559,537,885	16,229,380	8,690,975	18,690,493	43,610,848	603,148,733

Tax advance loans	22,319	41,073	51,595	1,088,211	1,180,879	1,203,198
Total gross loans	1,005,323,483	35,786,698	21,143,401	47,112,905	104,043,004	1,109,366,487
Unearned interest, insurance and fees	(262,530,410)	(9,345,347)	(5,521,393)	(12,303,075)	(27,169,815)	(289,700,225)
Total net loans	$742,793,073	$26,441,351	$15,622,008	$34,809,830	$76,873,189	$819,666,262

Percentage of period-end gross loans receivable		3.2%	1.9%	4.2%	9.4%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended September 30, 2020, the Company reversed a total of $4.3 million of unpaid accrued interest against interest income. During the six months ended September 30, 2020, the Company reversed a total of $9.8 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of September 30, 2020	As of March 31, 2020	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of September 30, 2020	Interest Income Recognized
0 to 5 months	$11,676,657	$26,040,593	$—	$—	$1,062,504
6 to 17 months	12,746,931	17,466,450	—	—	1,238,745
18 to 35 months	10,032,544	13,723,295	—	—	1,045,401
36 to 59 months	6,825,858	10,071,288	—	—	815,245
60+ months	29,250,038	44,293,545	—	—	3,624,427

Tax advance loans	1,203,653	41,573	—	—	—
Unearned interest, insurance and fees	(18,733,073)	(28,510,140)	—	—
Total	$53,002,608	$83,126,604	$—	$—	$7,786,322

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

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2020	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,165,752	—	5,165,752
Gross loans contractually delinquent	70,719,727	—	70,719,727
Loans not contractually delinquent and not in bankruptcy	—	1,133,985,887	1,133,985,887
Gross loan balance	75,885,479	1,133,985,887	1,209,871,366
Unearned interest and fees	(16,848,762)	(292,131,962)	(308,980,724)
Net loans	59,036,717	841,853,925	900,890,642
Allowance for credit losses	(54,090,509)	(42,397,347)	(96,487,856)
Loans, net of allowance for credit losses	$4,946,208	799,456,578	804,402,786

September 30, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,919,237	—	5,919,237
Gross loans contractually delinquent	67,515,456	—	67,515,456
Loans not contractually delinquent and not in bankruptcy	—	1,200,712,101	1,200,712,101
Gross loan balance	73,434,693	1,200,712,101	1,274,146,794
Unearned interest and fees	(15,408,232)	(318,918,117)	(334,326,349)
Net loans	58,026,461	881,793,984	939,820,445
Allowance for losses	(52,358,792)	(49,110,521)	(101,469,313)
Loans, net of allowance for losses	$5,667,669	832,683,463	838,351,132

The average net balance of impaired loans was $53.4 million for the six-month period ended September 30, 2019. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality of loans for the periods indicated:

	March 31, 2020	September 30, 2019
Credit risk
Consumer loans- non-bankrupt accounts	$1,203,552,152	$1,266,666,753
Consumer loans- bankrupt accounts	6,319,214	7,480,041
Total gross loans	$1,209,871,366	$1,274,146,794

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,104,130,714	$1,171,654,200
Contractual non-performing, 61 or more days delinquent (1)	105,740,652	102,492,594
Total gross loans	$1,209,871,366	$1,274,146,794

Credit risk profile based on customer type
New borrower	$124,800,193	$152,893,420
Former borrower	127,108,125	143,234,099
Refinance	935,448,882	954,842,006
Delinquent refinance	22,514,166	23,177,269
Total gross loans	$1,209,871,366	$1,274,146,794
_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	March 31, 2020	September 30, 2019
Contractual basis:
30-60 days past due	$49,137,102	$55,199,165
61-90 days past due	35,020,925	34,977,138
91 days or more past due	70,719,727	67,515,456
Total	$154,877,754	$157,691,759

Percentage of period-end gross loans receivable	12.8%	12.4%

Recency basis:
30-60 days past due	$48,206,910	$54,101,357
61-90 days past due	28,450,942	30,534,482
91 days or more past due	50,669,837	51,155,873
Total	$127,327,689	$135,791,712

Percentage of period-end gross loans receivable	10.5%	10.7%

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

The Company uses its effective annual interest rate, adjusted for certain assumptions, as the discount rate when evaluating leases under Topic 842. Management applies the adjusted effective annual interest rate to leases entered for the entirety of the subsequent year.

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at September 30, 2020. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2020 and 2019:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$7,018,273	$6,422,771	$14,087,935	$12,653,350
Short-term lease cost	—	—	1,800	—
Variable lease cost	897,723	810,078	1,777,373	1,614,685
Total lease cost	$7,915,996	$7,232,849	$15,867,108	$14,268,035

The following table reports other information about the Company's leases for the three and six months ended September 30, 2020 and 2019:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,912,319	$6,270,796	$13,849,168	$12,303,194
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$3,509,052	$5,800,042	$7,632,494	$23,293,291
Weighted average remaining lease term — operating leases	7.2 years	5.1 years	7.2 years	5.1 years
Weighted-average discount rate — operating leases	6.5%	6.7%	6.5%	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, South Carolina. The lease payments commenced in December 2019; however, execution of the lease agreement triggered recognition of the right-of-use asset in May 2019 for approximately $15.6 million.

The following table reports information about the maturity of the Company's operating leases as of September 30, 2020:

September 30, 2020
Operating lease liability maturity analysis
Fiscal 2021	$13,573,314
Fiscal 2022	24,553,898
Fiscal 2023	20,165,601
Fiscal 2024	16,082,881
Fiscal 2025	11,719,843
Fiscal 2026	8,076,744
Thereafter	29,578,070
Total undiscounted lease liability	123,750,351
Imputed interest	27,268,744
Total discounted lease liability	$96,481,607

The Company had no leases with related parties at September 30, 2020.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding (denominator)	6,680,969	7,807,229	6,773,704	8,155,263

Diluted:
Weighted average common shares outstanding	6,680,969	7,807,229	6,773,704	8,155,263
Dilutive potential common shares	172,456	394,368	116,561	376,749
Weighted average diluted shares outstanding (denominator)	6,853,425	8,201,597	6,890,265	8,532,012

Options to purchase 637,322 and 655,462 shares of common stock at various prices were outstanding during the three months ended September 30, 2020 and 2019 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 639,654 and 669,374 shares of common stock at various prices were outstanding during the six months ended September 30, 2020 and 2019 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2005 Stock Option Plan, a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 4,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2020, there were a total of 207,224 shares of common stock available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a new long-term incentive program that sought to motivate and reward certain employees and to align management’s interest with shareholders' interest by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended September 30, 2020 and 2019 was $47.61 and $71.31, respectively. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2020 and 2019 was $47.31 and $70.69, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

Dividend Yield	—%	—%	—%	—%
Expected Volatility	56.19%	51.25%	56.17%	50.90%
Average risk-free rate	0.35%	1.54%	0.36%	1.70%
Expected Life	6.2 years	6.5 years	6.2 years	6.6 years

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

Option activity for the six months ended September 30, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	646,728	$88.30
Granted during period	17,530	90.72
Exercised during period	(15,571)	64.66
Forfeited during period	(11,880)	100.79
Expired during period	(300)	76.51
Options outstanding, end of period	636,507	$88.71	6.1 years	$11,209,268
Options exercisable, end of period	309,398	$75.75	4.0 years	$9,228,750

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of September 30, 2020. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2020 and 2019 was as follows:

	September 30, 2020	September 30, 2019

Three months ended	$496,721	$1,515,230
Six months ended	$496,721	$4,350,557

As of September 30, 2020, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $9.0 million, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

Restricted Stock

During the first six months of fiscal 2021, the Company granted 29,215 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $92.44 per share.

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $90.23 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $7.5 million and $13.4 million for the six months ended September 30, 2020 and 2019, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of September 30, 2020, there was approximately $32.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 3.0 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2020, and changes during the six months ended September 30, 2020, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2020	705,254	$101.47
Granted during the period	29,215	92.44
Vested during the period	(15,568)	100.41
Forfeited during the period	(60,000)	100.79
Outstanding at September 30, 2020	658,901	$101.16

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and six month periods ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$1,086,239	$1,604,772	$2,132,974	$3,226,110
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,940,404	6,685,497	7,477,269	13,376,367
Total stock-based compensation related to equity classified awards	$5,026,643	$8,290,269	$9,610,243	$16,602,477

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2020 and 2019.

	Six months ended September 30,
	2020	2019
Acquisitions:
Number of branches acquired through business combinations	—	37
Number of loan portfolios acquired through asset purchases	15	134
Total acquisitions	15	171

Purchase price	$6,936,938	$61,570,642

Tangible assets:
Loans receivable, net	5,786,847	46,952,848
Property and equipment	—	69,000
Total tangible assets	5,786,847	47,021,848

Excess of purchase prices over carrying value of net tangible assets	$1,150,091	$14,548,794

Customer lists	$1,070,091	13,466,111
Non-compete agreements	$80,000	855,000
Goodwill	$—	227,683

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At September 30, 2020 the Company's notes payable consisted of a $685.0 million senior revolving credit facility, which includes an accordion feature permitting the maximum aggregate commitments to increase to $685.0 million provided that certain conditions are met. At September 30, 2020 $424.9 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2020. The letter of credit expires on December 31, 2020; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.8 million and $0.7 million for the six months ended September 30, 2020 and 2019, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the six months ended September 30, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% annualized and 5.8%, respectively, and the unused amount available under the revolver at September 30, 2020 was $157.0 million. The Company also had $102.8 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $325.0 million; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarter ending September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iv) as of the end of each fiscal quarter, provision for credit losses for the four fiscal quarters then ending shall equal or exceed the net loan charge-off for the corresponding period (any shortfalls are required to be deducted in the determination of net income and consolidated adjusted net worth); and (v) a maximum collateral performance indicator of 23.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at September 30, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

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

NOTE 11 – INCOME TAXES

As of September 30, 2020 and March 31, 2020, the Company had $6.0 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $5.4 million and $5.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2020, approximately $2.9 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2020, the Company had approximately $1.6 million accrued for gross interest, of which $154.3 thousand was accrued during the six months ended September 30, 2020.

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

The Company’s effective income tax rate decreased to 21.9% for the quarter ended September 30, 2020 compared to 34.3% for the prior year quarter. The decrease is primarily due to the net effect of the historic tax credit accounting being recorded as a discrete event in the prior year quarter, an increase in the disallowed executive compensation under Section 162(m) in the prior year quarter and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the current year quarter.

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

The SEC approved the Offer of Settlement on August 6, 2020 and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to 1) cease and desist from committing or causing any violations and any future violations of Sections 30A, 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act of 1934, and 2) pay, within fourteen days, disgorgement, prejudgment interest and civil penalties totaling $21,726,000 to the SEC. During the quarter ended September 30, 2020, the Company paid $21.7 million for such matters.

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

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation described above, the complaint alleges violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. The complaint seeks unspecified monetary damages from the individual defendants, equitable and/or injunctive relief, disgorgement of compensation from the individual defendants, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the words “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," "continue," "forecast," and any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Therefore, you should not rely on any of these forward-looking statements.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Gross loans receivable	$1,109,366	$1,274,147	$1,109,366	$1,274,147
Average gross loans receivable (1)	1,088,191	1,253,249	1,105,573	1,212,281
Net loans receivable (2)	819,666	939,820	819,666	939,820
Average net loans receivable (3)	805,346	923,046	821,808	894,935

Expenses as a percentage of total revenue:
Provision for credit losses	21.0%	37.4%	20.8%	33.7%
General and administrative	60.5%	55.4%	59.2%	57.2%
Interest expense	4.7%	4.5%	4.6%	3.8%
Operating income as a % of total revenue (4)	18.5%	7.2%	20.0%	9.1%

Loan volume (5)	647,024	729,775	1,110,507	1,481,923

Net charge-offs as percent of average net loans receivable	14.5%	16.8%	16.4%	16.6%

Return on average assets (trailing 12 months)	4.5%	5.8%	4.5%	5.8%

Return on average equity (trailing 12 months)	11.8%	10.5%	11.8%	10.5%

Branches opened or acquired (merged or closed), net	(8)	16	(11)	41

Branches open (at period end)	1,232	1,234	1,232	1,234
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

Reclassification

The Company has made certain adjustments to its treatment of historic tax credits purchased during fiscal 2020 since it filed its Report on Form 10-Q for the quarterly period ended September 30, 2019. The adjustments correctly present the Company’s election to account for historic tax credits purchased using the income statement method in conjunction with the flow-through method. Under this approach, the deferred tax liability related to the difference between the book and tax basis in the underlying historic tax credit investment is recorded in the tax provision and reversed over the same period as the amortization of the historic tax credit investment. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED BALANCE SHEET
	As of September 30, 2019
	As originally filed	Adjustments	As revised
Deferred income taxes, net	$31,898,939	$(1,706,827)	$30,192,112
Other assets, net	16,151,630	8,681,915	24,833,545
Total assets	1,077,816,368	6,975,088	1,084,791,456
Income taxes payable	1,521,276	9,236,080	10,757,356
Accounts payable and accrued expenses	42,389,238	(554,165)	41,835,073
Total liabilities	682,872,331	8,681,915	691,554,246
Shareholders' equity	394,944,037	(1,706,827)	393,237,210
Total liabilities and shareholders' equity	$1,077,816,368	$6,975,088	$1,084,791,456

SELECTED CONSOLIDATED STATISTICS
	Three months ended September 30, 2019			Six months ended September 30, 2019
	As originally filed	Adjustments	As revised	As originally filed	Adjustments	As revised
Return on average equity (trailing 12 months)	10.8%	(0.3)%	10.5%	10.8%	(0.3)%	10.5%
_______________________________________________________
(1) Operating income is computed as total revenues less provision for loan losses and general and administrative expenses.

Comparison of three months ended September 30, 2020 versus three months ended September 30, 2019

Gross loans outstanding decreased to $1.11 billion as of September 30, 2020, a 12.9% decrease from the $1.27 billion of gross loans outstanding as of September 30, 2019. During the three months ended September 30, 2020 our unique borrowers decreased by 21.3% compared to an increase of 11.8% during the three months ended September 30, 2019.

Net income for the three months ended September 30, 2020 increased to $13.4 million, a 433.1% increase from the $2.5 million reported for the same period of the prior year. Operating income (revenue less provision for loan losses and general and administrative expenses) increased by $12.9 million, or 127.1%.

Revenues for the three months ended September 30, 2020 decreased by $17.1 million, or 12.1%, to $124.4 million from $141.6 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding. Revenues from the 1,203 branches open throughout both three-month periods decreased by 14.3%.

Interest and fee income for the three months ended September 30, 2020 decreased by $17.2 million, or 13.6%, from the same period of the prior year. The decrease was primarily due to a corresponding decrease in average net loans outstanding. Average net loans outstanding at September 30, 2020 decreased by 12.8% over the balance at September 30, 2019.

Insurance commissions and other income for the three months ended September 30, 2020 increased by $0.1 million, or 0.5%, from the same period of the prior year. Insurance commissions decreased by approximately $1.8 million, or 14.5%, during the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. Insurance revenue decreased due to lower loan volume during the quarter. Other income increased by $1.9 million, $0.7 million of which was due to higher tax preparation revenue as a result of an extended tax season. The Company also recorded a gain on company owned life insurance of $1.1 million due to the death of a former executive.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss methodology to accrue for expected losses. The provision for credit losses for the three months ended September 30, 2020 decreased by $26.9 million, or 50.7%, when compared to the provision for credit losses from the same period of the prior year. The provision decreased during the quarter due primarily to a $9.7 million decrease in net charge-offs as well as an improvement in delinquency. Net charge-offs as a percentage of average net loans on an annualized basis decreased from 16.8% for the three months ended September 30, 2019 to 14.5% for the three months ended September 30, 2020. Loans that were 91 days or more past due on a recency basis decreased $11.8 million during the quarter compared to a $7.0 million increase in the second fiscal quarter of the prior year.

The Company's allowance for credit losses as a percentage of net loans was 13.4% at September 30, 2020 compared to 10.8% at September 30, 2019. Accounts that were 61 days or more past due on a recency basis were 4.5% of the portfolio at September 30, 2020 and 6.4% of the portfolio at September 30, 2019. Accounts that were 61 days or more past due on a contractual basis were 6.2% of the portfolio at September 30, 2020 compared to 8.0% of the portfolio at September 30, 2019.

After experiencing rapid growth of the portfolio during the prior two years, primarily in new customers, the gross loan balance declined in the first half of fiscal 2021 as a result of the ongoing pandemic and its effect on the overall economy. As of September 30, 2020, $363.4 million of the total loan portfolio is with customers who have been with the Company less than two years, a 24.6% increase from the average of the fiscal years 2016-2018 portfolios, but a 20.4% decline from fiscal 2020.

G&A expenses for the three months ended September 30, 2020 decreased by $3.2 million, or 4.0%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 55.4% during the three months ended September 30, 2019 to 60.5% during the three months ended September 30, 2020. G&A expenses per average open branch decreased by 5.0% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $46.8 million for the three months ended September 30, 2020, a $2.8 million, or 5.6%, decrease over the three months ended September 30, 2019. Salary expense decreased approximately $1.9 million, or 6.1%, when comparing the two quarterly periods ended September 30, 2020 and 2019. Our headcount as of September 30, 2020, decreased 10.2% compared to September 30, 2019. Benefit expense decreased approximately $0.9 million, or 9.3%, when comparing the quarterly periods ended September 30, 2020 and 2019, primarily as a result of decreased health insurance claims. Incentive expense decreased $1.6 million due to a decrease in share based compensation partially offset by an increase in bonuses paid to branch employees. The Company deferred $1.7 million less in origination costs under ASC 310 when comparing year over year due to lower originations during the quarter, which increased personnel costs.

Occupancy and equipment expense totaled $13.5 million for the three months ended September 30, 2020, a $39.0 thousand, or 0.3%, decrease over the three months ended September 30, 2019. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended September 30, 2020, the average expense per branch decreased to $10.9 thousand, down from $11.1 thousand for the three months ended September 30, 2019.

Advertising expense totaled $5.3 million for the three months ended September 30, 2020, a $1.0 million, or 16.2%, decrease over the three months ended September 30, 2019. The Company anticipated lower demand as a result of COVID-19 during the quarter and reduced the marketing spend.

Amortization of intangible assets totaled $1.3 million for the three months ended September 30, 2020, a $28.2 thousand, or 2.2%, increase over the three months ended September 30, 2019.

Other expense totaled $8.4 million for the three months ended September 30, 2020, a $0.6 million, or 8.3%, increase over the three months ended September 30, 2019.
Interest expense for the three months ended September 30, 2020 decreased by $0.4 million, or 6.9%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 9.3% decrease in the average debt outstanding, from $419.8 million to $380.7 million. The Company’s senior debt-to-equity ratio decreased from 1.3:1 at September 30, 2019 to 1.2:1 at September 30, 2020.

Other key return ratios for the three months ended September 30, 2020 included a 4.5% return on average assets and a return on average equity of 11.8% (both on a trailing 12-month basis), as compared to a 5.8% return on average assets and a return on average equity of 10.5% for the three months ended September 30, 2019.

The Company’s effective income tax rate decreased to 21.9% for the three months ended September 30, 2020 compared to 34.3% for the corresponding period of the previous year. The decrease is primarily due to the net effect of the historic tax credit accounting being recorded as a discrete event in the prior year quarter, an increase in the disallowed executive compensation under Section 162(m) in the prior year quarter and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the current year quarter.

Comparison of six months ended September 30, 2020 versus six months ended September 30, 2019

Gross loans outstanding decreased to $1.11 billion as of September 30, 2020, a 12.9% decrease from the $1.27 billion of gross loans outstanding as of September 30, 2019. During the six months ended September 30, 2020 our number of unique borrowers in the portfolio decreased by 18.0% compared to an increase of 12.1% during the six months ended September 30, 2019.

Net income for the six months ended September 30, 2020 increased to $28.9 million, a 159.9% increase from the $11.1 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $24.1 million, or 94.5%.

Revenues decreased by $31.7 million, or 11.3%, to $248.3 million during the six months ended September 30, 2020 from $280.0 million for the same period of the prior year. The decrease was primarily due to an decrease in average net loans outstanding. Revenues from the 1,178 branches open throughout both six-month periods decreased by 15.5%.

Interest and fee income for the six months ended September 30, 2020 decreased by $30.3 million, or 12.2%, from the same period of the prior year. The decrease was primarily due to a corresponding decrease in average net loans outstanding. Net loans outstanding at September 30, 2020 decreased by 12.8% over the balance at September 30, 2019. Average net loans outstanding decreased by 8.2% for the six months ended September 30, 2020 compared to the six-month period ended September 30, 2019.

Insurance commissions and other income for the six months ended September 30, 2020 decreased by $1.5 million, or 4.7%, from the same period of the prior year. Insurance commissions decreased by approximately $2.6 million, or 10.9%, during the six months ended September 30, 2020 when compared to the six months ended September 30, 2019. Other income increased by $1.1 million primarily due to a $0.8 million increase in tax preparation revenue as a result of an extended tax season and a gain on company owned life insurance of $1.1 million due to the death of a former executive, partially offset by decreases in income from ancillary services of approximately $0.8 million due to a decrease in loan volume.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss methodology to accrue for expected losses. The provision for credit losses for the six months ended September 30, 2020 decreased by $42.5 million, or 45.1%, when compared to the provision for credit losses from the same period of the prior year.

The Company's allowance for credit losses as a percentage of net loans was 13.4% at September 30, 2020 compared to 10.8% at September 30, 2019. Accounts that were 61 days or more past due on a recency basis were 4.5% at September 30, 2020 compared to 6.4% at September 30, 2019. Accounts that were 61 days or more past due on a contractual basis were 6.2% at September 30, 2020 compared to 8.0% at September 30, 2019.

Net charge-offs as a percentage of average net loans on an annualized basis decreased from 16.6% for the six months ended September 30, 2019 to 16.4% for the six months ended September 30, 2020.

G&A expenses for the six months ended September 30, 2020 decreased by $13.3 million, or 8.3%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 57.2% during the first six months of fiscal 2020 to 59.2% during the first six months of fiscal 2021. G&A expenses per average open branch decreased by 10.0% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $91.5 million for the six months ended September 30, 2020, a $10.6 million, or 10.4%, decrease over the six months ended September 30, 2019. Salary expense decreased approximately $2.9 million, or 4.7%, when comparing the six months ended September 30, 2020 and 2019. Our headcount as of September 30, 2020 decreased 10.2% compared to September 30, 2019, primarily driven by furloughs during the first six months of fiscal 2021. Benefit expense decreased approximately $3.2 million, or 16.2%, when comparing the six months ended September 30, 2020 and 2019, primarily as a result of decreased claims as well as a decrease in headcount. Incentive expense decreased $8.7 million due to a decrease in share based compensation and a decrease in bonuses paid to branch employees. The Company deferred $4.2 million less in origination costs under ASC 310 due to lower originations during the six month ending September 30, 2020, which increased personnel costs.

Occupancy and equipment expense totaled $26.7 million for the six months ended September 30, 2020, a $0.2 million, or 0.8%, decrease over the six months ended September 30, 2019. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2020, the average expense per branch decreased to $21.5 thousand, down from $22.1 thousand for the six months ended September 30, 2019.

Advertising expense totaled $7.9 million for the six months ended September 30, 2020, a $4.5 million, or 36.4%, decrease over the six months ended September 30, 2019. The Company anticipated lower demand as a result of COVID-19 during the quarter and reduced the marketing spend across all programs.

Amortization of intangible assets totaled $2.7 million for the six months ended September 30, 2020, a $0.5 million, or 20.6%, increase over the six months ended September 30, 2019.

Other expense totaled $18.2 million for the six months ended September 30, 2020, a $1.6 million, or 9.3%, increase over the six months ended September 30, 2019.
Interest expense for the six months ended September 30, 2020 increased by $0.7 million, or 6.7%, from the corresponding six months of the previous year. The increase in interest expense was due to a 10.7% increase in the average debt outstanding, from $352.8 million to $390.6 million. The increase in average debt outstanding was partially offset by a reduction in the benchmark interest rate. The Company’s senior debt-to-equity ratio decreased from 1.3:1 at September 30, 2019 to 1.2:1 at September 30, 2020.

Other key return ratios for the first six months of fiscal 2021 included a 4.5% return on average assets and a return on average equity of 11.8% (both on a trailing 12-month basis), as compared to a 5.8% return on average assets and a return on average equity of 10.5% for the first six months of fiscal 2020.

The Company’s effective income tax rate decreased to 24.3% for the six months ended September 30, 2020 compared to 24.8% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to the exclusion of life insurance proceeds in the current year.
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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2020 was $79.9 million.

Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per new branch during fiscal 2020. New branches have generally required from $230,000 to $380,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the six months ended September 30, 2020, the Company opened no new branches, acquired no branches, and merged 11 branches into existing ones.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. In June 2019, the Company entered into an amended and restated revolving credit agreement, which provides for revolving borrowings of up to the lesser of (a) $685.0 million as the aggregate commitments under the facility or (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At September 30, 2020, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

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

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.0%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.8 million and $0.7 million for the six months ended September 30, 2020 and 2019, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the six months ended September 30, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% annualized and 5.8%, respectively, and the unused amount available under the revolver at September 30, 2020 was $157.0 million. The Company also had $102.8 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $325.0 million; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarter ended September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; (iv) as of the end of each fiscal quarter, provision for credit losses for the four fiscal quarters then ending shall equal or exceed the net loan charge-off for the corresponding period (any shortfalls are required to be deducted in the determination of net income and consolidated net worth); and (v) a maximum collateral performance indicator of 23.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with the applicable covenants at September 30, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

Since 1996, the Company has repurchased approximately 21.2 million shares for an aggregate purchase price of approximately $1.2 billion. On June 16, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. On September 14, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2020, the Company had $11.8 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. As discussed in Note 3 – Summary of Significant Policies, our policies related to the allowances for credit losses changed on April 1, 2020 in connection with the adoption of a new accounting standard update as codified in ASC 326. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2020, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $424.9 million at September 30, 2020. Interest on borrowing under this facility is based on the greater of 4.0% or one month LIBOR plus an applicable margin between 3.0% and 4.0% based on certain EBITDA related metrics. Based on the outstanding balance at September 30, 2020, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.2 million on an annual basis.

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

Since 1996, the Company has repurchased approximately 21.2 million shares for an aggregate purchase price of approximately $1.2 billion. On June 16, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. On September 14, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2020, the Company had $11.8 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company's stock repurchase program may be suspended at any time.

The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2020	—	$—	—	$30,000,000
August 1 through August 31, 2020	132,711	90.70	132,711	17,963,213
September 1 through September 30, 2020	327,409	95.25	327,409	11,778,166
Total for the quarter	460,120	$93.94	460,120

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.01	Second Amendment to Amended and Restated Revolving Credit Facility, dated April 29, 2020		8-K	10.1	04-30-20
10.02	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.03	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.04	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2020, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2020 and September 30, 2019;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2020 and September 30, 2019;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and September 30, 2019; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	November 6, 2020

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	November 6, 2020

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 6, 2020