Form 10-Q
period 2020-12-31
WORLD ACCEPTANCE CORP
filed 2021-02-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020
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

The number of outstanding shares of the issuer’s no par value common stock as of January 29, 2021 was 6,804,681.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$9,690,662	$11,618,922
Gross loans receivable	1,264,530,315	1,209,871,366
Less:
Unearned interest, insurance and fees	(335,055,919)	(308,980,724)
Allowance for credit losses	(113,467,361)	(96,487,856)
Loans receivable, net	816,007,035	804,402,786
Right-of-use asset (Note 6)	93,144,480	101,686,918
Property and equipment, net	26,382,402	24,761,108
Deferred income taxes, net	26,507,211	23,257,985
Other assets, net	28,896,627	28,547,950
Goodwill	7,370,791	7,370,791
Intangible assets, net	24,886,162	24,448,477
Assets held for sale (Note 2)	1,143,528	3,991,498
Total assets	$1,034,028,898	$1,030,086,435

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$539,600,000	$451,100,000
Income taxes payable	852,920	4,965,302
Lease liability (Note 6)	94,384,535	102,759,386
Accounts payable and accrued expenses	40,329,254	59,298,680
Total liabilities	675,166,709	618,123,368

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,765,778 and 7,807,834 shares at December 31, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	240,805,369	227,214,577
Retained earnings	118,056,820	184,748,490
Total shareholders' equity	358,862,189	411,963,067

Total liabilities and shareholders' equity	$1,034,028,898	$1,030,086,435

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenues:
Interest and fee income	$114,885,857	$130,224,337	$333,632,164	$379,225,518
Insurance income, net and other income	16,059,793	16,771,747	45,621,340	47,785,665
Total revenues	130,945,650	146,996,084	379,253,504	427,011,183

Expenses:
Provision for credit losses	28,857,443	55,219,470	80,608,470	149,478,577
General and administrative expenses:
Personnel	46,699,999	49,375,486	138,154,915	151,445,733
Occupancy and equipment	15,058,226	13,544,378	41,755,200	40,455,146
Advertising	6,660,129	8,181,106	14,527,909	20,560,667
Amortization of intangible assets	1,377,250	1,390,934	4,045,496	3,603,528
Other	8,079,467	18,065,823	26,292,070	34,721,399
Total general and administrative expenses	77,875,071	90,557,727	224,775,590	250,786,473

Interest expense	7,304,531	7,130,178	18,759,198	17,861,323
Total expenses	114,037,045	152,907,375	324,143,258	418,126,373

Income (loss) before income taxes	16,908,605	(5,911,291)	55,110,246	8,884,810

Income taxes	2,417,999	356,293	11,711,371	4,030,821

Net income (loss)	$14,490,606	$(6,267,584)	$43,398,875	$4,853,989

Net income (loss) per common share:
Basic	$2.32	$(0.87)	$6.58	$0.62
Diluted	$2.25	$(0.87)	$6.44	$0.59
Weighted average common shares outstanding:
Basic	6,233,961	7,220,938	6,593,135	7,842,689
Diluted	6,452,385	7,220,938	6,743,649	8,163,307

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	367,275,151
Proceeds from exercise of stock options	18,205	1,248,999	—	1,248,999
Common stock repurchases	(238,452)	—	(26,161,371)	(26,161,371)
Restricted common stock expense under stock option plan, net of cancellations ($2,889,656)	(16,055)	1,154,157	—	1,154,157
Stock option expense	—	854,647	—	854,647
Net income	—	—	14,490,606	14,490,606
Balances at December 31, 2020	6,765,778	$240,805,369	118,056,820	358,862,189

	Three months ended December 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2019	7,945,842	$218,135,573	175,101,637	393,237,210
Proceeds from exercise of stock options	13,709	935,877	—	935,877
Common stock repurchases	—	—	—	—
Restricted common stock expense under stock option plan, net of cancellations ($4,229,509)	(27,538)	933,268	—	933,268
Stock option expense	—	1,168,033	—	1,168,033
Net loss	—	—	(6,267,584)	(6,267,584)
Balances at December 31, 2019	7,932,013	$221,172,751	168,834,053	390,006,804

	Nine months ended December 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	33,776	2,255,824	—	2,255,824
Common stock repurchases	(1,024,870)	—	(88,848,296)	(88,848,296)
Restricted common stock expense under stock option plan, net of cancellations ($3,173,735)	(50,962)	8,347,347	—	8,347,347
Stock option expense	—	2,987,621	—	2,987,621
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	43,398,875	43,398,875
Balances at December 31, 2020	6,765,778	$240,805,369	118,056,820	$358,862,189

	Nine months ended December 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	$552,116,625
Proceeds from exercise of stock options	69,181	4,589,974	—	4,589,974
Common stock repurchases	(1,392,180)	—	(190,010,912)	(190,010,912)
Restricted common stock expense under stock option plan, net of cancellations ($4,476,159)	(29,106)	14,062,985	—	14,062,985
Stock option expense	—	4,394,143	—	4,394,143
Net income	—	—	4,853,989	4,853,989
Balances at December 31, 2019	7,932,013	$221,172,751	168,834,053	$390,006,804

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2020	2019
Cash flow from operating activities:
Net income	$43,398,875	$4,853,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	4,045,496	3,603,528
Amortization of investment in historic tax credits	1,302,288	434,096
Amortization of debt issuance costs	489,582	389,445
Provision for credit losses	80,608,470	149,478,577
Depreciation	7,294,907	5,268,517
Loss on sale of assets held for sale	37,579	—
Gain on sale of property and equipment	(153,338)	(106,703)
Deferred income tax benefit	4,136,893	(5,080,919)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	14,508,703	22,933,287
Gain on sale of finance receivables	(24,628)	—
Change in accounts:
Other assets, net	(1,596,210)	(12,495,302)
Income taxes payable	(4,112,382)	(2,261,843)
Accounts payable and accrued expenses	(18,969,426)	3,550,935
Net cash provided by operating activities	130,966,809	170,567,607
Cash flows from investing activities:
Increase in loans receivable, net	(106,901,743)	(244,483,146)
Net assets acquired from acquisitions, primarily loans	(14,364,043)	(43,105,296)
Increase in intangible assets from acquisitions	(4,483,180)	(13,294,761)
Purchases of property and equipment	(8,985,589)	(8,037,189)
Proceeds from sale of finance receivables	449,327	—
Proceeds from sale of assets held for sale	2,810,391	—
Proceeds from sale of property and equipment	222,725	153,441
Net cash used in investing activities	(131,252,112)	(308,766,951)
Cash flow from financing activities:
Borrowings from senior notes payable	283,576,750	473,291,400
Payments on senior notes payable	(195,076,750)	(141,500,000)
Debt issuance costs associated with senior notes payable	(376,750)	(991,400)
Proceeds from exercise of stock options	2,255,824	4,589,974
Payments for taxes related to net share settlement of equity awards	(3,173,735)	(4,476,159)
Repurchase of common stock	(88,848,296)	(190,010,912)
Net cash provided by (used in) financing activities	(1,642,957)	140,902,903
Net change in cash and cash equivalents	(1,928,260)	2,703,559
Cash and cash equivalents at beginning of period	11,618,922	9,335,433
Cash and cash equivalents at end of period	$9,690,662	$12,038,992

Supplemental Disclosures:
Interest paid during the period	$17,723,748	$16,091,487
Income taxes paid during the period	$12,101,860	$22,135,053
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2020 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2020, and the results of operations and cash flows for the periods ended December 31, 2020 and 2019, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	December 31, 2020	March 31, 2020
Assets held for sale:
Property and equipment, net	$1,143,528	$3,991,498
Total assets held for sale	$1,143,528	$3,991,498

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

Reclassification

The Company has made certain adjustments to its treatment of historic tax credits purchased during fiscal 2020 since it filed its Report on Form 10-Q for the quarterly period ended December 31, 2019. The adjustments correctly present the Company’s election to account for historic tax credits purchased using the income statement method in conjunction with the flow-through method. Under this approach, the deferred tax liability related to the difference between the book and tax basis in the underlying historic tax credit investment is recorded in the tax provision and reversed over the same period as the amortization of the historic tax credit investment. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED STATEMENT OF OPERATIONS
	Three months ended December 31, 2019			Nine months ended December 31, 2019
	As originally filed	Adjustments	As revised	As originally filed	Adjustments	As revised
Insurance income, net and other income	$16,854,871	$(83,124)	$16,771,747	$47,868,789	$(83,124)	$47,785,665
Total revenues	147,079,208	(83,124)	146,996,084	427,094,307	(83,124)	427,011,183
Other expense	17,631,727	434,096	18,065,823	34,287,303	434,096	34,721,399
Total general and administrative expense	90,123,631	434,096	90,557,727	250,352,377	434,096	250,786,473
Total expenses	152,473,279	434,096	152,907,375	417,692,277	434,096	418,126,373
Income (loss) before income taxes	(5,394,071)	(517,220)	(5,911,291)	9,402,030	(517,220)	8,884,810
Income tax expense	$429,997	$(73,704)	$356,293	$2,397,698	$1,633,123	$4,030,821
Net income (loss)	$(5,824,068)	$(443,516)	$(6,267,584)	$7,004,332	$(2,150,343)	$4,853,989

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

		December 31, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,690,662	9,690,662	$11,618,922	11,618,922
Loans receivable, net	3	816,007,035	816,007,035	804,402,786	804,402,786

LIABILITIES
Senior notes payable	3	539,600,000	539,600,000	451,100,000	451,100,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		December 31, 2020		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$1,143,528	$1,143,528	$3,991,498	$3,991,498

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2020 or March 31, 2020.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2020
0 to 5 months	$109,146,394
6 to 17 months	140,042,981
18 to 35 months	189,205,533
36 to 59 months	148,244,918
60+ months	677,647,591

Tax advance loans	242,898
Total gross loans	$1,264,530,315

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,096,454,268	$53,542,759	$2,329,906	$128,216	$10,211	$3,063	$1,152,468,423
30 - 60 days past due	42,220,508	4,099,955	272,431	58,886	8,142	168	46,660,090
61 - 90 days past due	23,939,973	2,640,530	158,794	23,586	1,198	574	26,764,655
91 or more days past due	31,674,388	6,339,220	325,237	46,724	6,639	2,041	38,394,249
Total	$1,194,289,137	$66,622,464	$3,086,368	$257,412	$26,190	$5,846	$1,264,287,417

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,920	$—	$—	$—	$—	$—	7,920
30 - 60 days past due	9,305	—	—	—	—	—	9,305
61 - 90 days past due	11,647	—	—	—	—	—	11,647
91 or more days past due	211,779	2,247	—	—	—	—	214,026
Total	$240,651	$2,247	$—	$—	$—	$—	$242,898
Total gross loans							$1,264,530,315

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2020:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,082,056,393	$48,598,283	$1,885,402	$74,695	$270	$831	$1,132,615,874
30 - 60 days past due	46,120,163	2,687,437	146,140	15,455	—	—	48,969,195
61 - 90 days past due	27,167,688	2,234,188	81,559	945	—	—	29,484,380
91 or more days past due	38,944,893	13,102,556	973,268	166,317	25,919	5,015	53,217,968
Total	$1,194,289,137	$66,622,464	$3,086,369	$257,412	$26,189	$5,846	$1,264,287,417

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$63	$—	$—	$—	$—	$—	$63
30 - 60 days past due	50	—	—	—	—	—	50
61 - 90 days past due	2,744	—	—	—	—	—	2,744
91 or more days past due	237,794	2,247	—	—	—	—	240,041
Total	$240,651	$2,247	$—	$—	$—	$—	$242,898
Total gross loans							$1,264,530,315

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three and nine months ended December 31, 2020 and 2019.

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Beginning balance	109,601,359	$101,469,313	$96,487,856	$81,519,624
Impact of ASC 326 adoption	—	—	28,628,368	—
Provision for credit losses	28,857,443	55,219,470	80,608,470	149,478,577
Charge-offs	(29,239,780)	(46,850,430)	(106,865,225)	(128,978,851)
Recoveries	4,248,339	3,231,288	14,607,892	11,050,291
Net charge-offs	(24,991,441)	(43,619,142)	(92,257,333)	(117,928,560)
Ending Balance	$113,467,361	$113,069,641	$113,467,361	$113,069,641

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2020:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$91,287,471	$6,542,056	$4,492,845	$6,824,023	$17,858,924	$109,146,395
6 to 17 months	118,906,270	7,443,204	5,183,990	8,509,517	21,136,711	140,042,981
18 to 35 months	171,201,659	7,495,044	4,324,184	6,184,645	18,003,873	189,205,532
36 to 59 months	136,570,735	5,156,489	2,804,847	3,712,847	11,674,183	148,244,918
60+ months	634,502,288	20,023,296	9,958,789	13,163,218	43,145,303	677,647,591

Tax advance loans	7,920	9,305	11,647	214,026	$234,978	242,898
Total gross loans	1,152,476,343	46,669,394	26,776,302	38,608,276	112,053,972	1,264,530,315
Unearned interest, insurance and fees	(305,365,570)	(12,365,743)	(7,094,775)	(10,229,831)	(29,690,349)	(335,055,919)
Total net loans	$847,110,773	$34,303,651	$19,681,527	$28,378,445	$82,363,623	$929,474,396

Percentage of period-end gross loans receivable		3.7%	2.1%	3.1%	8.9%

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$90,177,810	$6,466,041	$4,502,768	$7,999,773	$18,968,582	$109,146,392
6 to 17 months	116,381,121	7,566,591	5,380,327	10,714,943	23,661,861	140,042,982
18 to 35 months	168,402,428	7,688,576	4,805,036	8,309,493	20,803,105	189,205,533
36 to 59 months	134,268,134	5,473,173	3,130,245	5,373,367	13,976,785	148,244,919
60+ months	623,386,383	21,774,814	11,666,004	20,820,390	54,261,208	677,647,591

Tax advance loans	63	50	2,744	240,041	$242,835	242,898
Total gross loans	1,132,615,939	48,969,245	29,487,124	53,458,007	131,914,376	1,264,530,315
Unearned interest, insurance and fees	(300,103,263)	(12,975,122)	(7,813,048)	(14,164,486)	(34,952,656)	(335,055,919)
Total net loans	$832,512,676	$35,994,123	$21,674,076	$39,293,521	$96,961,720	$929,474,396

Percentage of period-end gross loans receivable		3.9%	2.3%	4.2%	10.4%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended December 31, 2020, the Company reversed a total of $6.4 million of unpaid accrued interest against interest income. During the nine months ended December 31, 2020, the Company reversed a total of $16.2 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of December 31, 2020	As of March 31, 2020	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of December 31, 2020	Interest Income Recognized
0 to 5 months	$12,725,225	$26,040,593	$—	$—	$1,283,886
6 to 17 months	16,352,270	17,466,450	—	—	1,617,925
18 to 35 months	13,429,551	13,723,295	—	—	1,418,093
36 to 59 months	8,794,918	10,071,288	—	—	1,082,178
60+ months	33,829,640	44,293,545	—	—	4,822,468

Tax advance loans	296,191	41,573	—	—
Unearned interest, insurance and fees	(22,635,352)	(28,510,140)	—	—
Total	$62,792,443	$83,126,604	$—	$—	$10,224,550

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

The following is a summary of loans individually and collectively evaluated for impairment for the periods indicated:

March 31, 2020	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,165,752	—	5,165,752
Gross loans contractually delinquent	70,719,727	—	70,719,727
Loans not contractually delinquent and not in bankruptcy	—	1,133,985,887	1,133,985,887
Gross loan balance	75,885,479	1,133,985,887	1,209,871,366
Unearned interest and fees	(16,848,762)	(292,131,962)	(308,980,724)
Net loans	59,036,717	841,853,925	900,890,642
Allowance for credit losses	(54,090,509)	(42,397,347)	(96,487,856)
Loans, net of allowance for credit losses	$4,946,208	799,456,578	804,402,786

December 31, 2019	Loans individually evaluated for impairment (impaired loans)	Loans collectively evaluated for impairment	Total

Gross loans in bankruptcy, excluding contractually delinquent	$5,066,019	—	5,066,019
Gross loans contractually delinquent	80,765,569	—	80,765,569
Loans not contractually delinquent and not in bankruptcy	—	1,286,936,992	1,286,936,992
Gross loan balance	85,831,588	1,286,936,992	1,372,768,580
Unearned interest and fees	(19,140,361)	(346,893,706)	(366,034,067)
Net loans	66,691,227	940,043,286	1,006,734,513
Allowance for losses	(61,840,514)	(51,229,127)	(113,069,641)
Loans, net of allowance for losses	$4,850,713	888,814,159	893,664,872

The average net balance of impaired loans was $56.7 million for the nine-month period ended December 31, 2019. It is not practical to compute the amount of interest earned on impaired loans.

The following is an assessment of the credit quality of loans for the periods indicated:

	March 31, 2020	December 31, 2019
Credit risk
Consumer loans- non-bankrupt accounts	$1,203,552,152	$1,366,079,543
Consumer loans- bankrupt accounts	6,319,214	6,689,037
Total gross loans	$1,209,871,366	$1,372,768,580

Consumer credit exposure
Credit risk profile based on payment activity, performing	$1,104,130,714	$1,255,471,072
Contractual non-performing, 61 or more days delinquent (1)	105,740,652	117,297,508
Total gross loans	$1,209,871,366	$1,372,768,580

Credit risk profile based on customer type
New borrower	$124,800,193	$155,284,022
Former borrower	127,108,125	161,575,535
Refinance	935,448,882	1,031,380,059
Delinquent refinance	22,514,166	24,528,964
Total gross loans	$1,209,871,366	$1,372,768,580
_______________________________________________________
(1) Loans in non-accrual status.

The following is a summary of the past due receivables as of:

	March 31, 2020	December 31, 2019
Contractual basis:
30-60 days past due	$49,137,102	$55,172,208
61-90 days past due	35,020,925	36,531,939
91 days or more past due	70,719,727	80,765,569
Total	$154,877,754	$172,469,716

Percentage of period-end gross loans receivable	12.8%	12.6%

Recency basis:
30-60 days past due	$48,206,910	$54,090,162
61-90 days past due	28,450,942	33,295,364
91 days or more past due	50,669,837	62,565,314
Total	$127,327,689	$149,950,840

Percentage of period-end gross loans receivable	10.5%	10.9%

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at December 31, 2020. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2020 and 2019:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Lease Cost
Operating lease cost	$6,939,330	$6,636,596	$21,027,265	$19,289,946
Short-term lease cost	—	1,800	1,800	1,800
Variable lease cost	882,559	835,637	2,659,932	2,450,322
Total lease cost	$7,821,889	$7,474,033	$23,688,997	$21,742,068

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2020 and 2019:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,845,544	$6,515,141	$20,694,712	$18,818,335
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$2,116,215	$8,182,788	$9,748,709	$31,476,079
Weighted average remaining lease term — operating leases	7.3 years	8.5 years	7.3 years	8.5 years
Weighted-average discount rate — operating leases	6.3%	6.7%	6.3%	6.7%
_______________________________________________________
(1) In May 2019 the Company executed a new 10 year lease agreement for its corporate headquarters in Greenville, South Carolina. The lease payments commenced in December 2019; however, execution of the lease agreement triggered recognition of the right-of-use asset in May 2019 for approximately $15.6 million.

The following table reports information about the maturity of the Company's operating leases as of December 31, 2020:

December 31, 2020
Operating lease liability maturity analysis
Fiscal 2021	$6,779,218
Fiscal 2022	24,901,962
Fiscal 2023	20,560,663
Fiscal 2024	16,573,622
Fiscal 2025	12,182,488
Fiscal 2026	8,500,529
Thereafter	30,535,307
Total undiscounted lease liability	120,033,789
Imputed interest	25,649,254
Total discounted lease liability	$94,384,535

The Company had no leases with related parties at December 31, 2020 or March 31, 2020.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding (denominator)	6,233,961	7,220,938	6,593,135	7,842,689

Diluted:
Weighted average common shares outstanding	6,233,961	7,220,938	6,593,135	7,842,689
Dilutive potential common shares	218,424	—	150,514	320,618
Weighted average diluted shares outstanding (denominator)	6,452,385	7,220,938	6,743,649	8,163,307

Options to purchase 629,086 and 643,961 shares of common stock at various prices were outstanding during the three months ended December 31, 2020 and 2019 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 636,118 and 660,872 shares of common stock at various prices were outstanding during the nine months ended December 31, 2020 and 2019 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2020, there were a total of 191,652 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2020 and 2019 was $56.55 and $60.43, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2020 and 2019 was $50.42 and $64.49, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

Dividend Yield	—%	—%	—%	—%
Expected Volatility	57.09%	52.87%	56.48%	52.09%
Average risk-free rate	0.43%	1.64%	0.38%	1.66%
Expected Life	6.0 years	6.0 years	6.2 years	6.2 years

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

Option activity for the nine months ended December 31, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	646,728	$88.30
Granted during period	26,402	95.59
Exercised during period	(33,776)	66.79
Forfeited during period	(15,640)	103.66
Expired during period	(300)	76.51
Options outstanding, end of period	623,414	$89.43	6.0 years	$8,627,259
Options exercisable, end of period	342,736	$79.29	4.2 years	$7,992,605

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of December 31, 2020. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019

Three months ended	$718,343	$728,193
Nine months ended	$1,215,063	$5,078,750

As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $8.4 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Restricted Stock

During the first nine months of fiscal 2021, the Company granted 39,675 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $96.14 per share.

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $90.23 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $11.5 million and $18.5 million for the nine months ended December 31, 2020 and 2019, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2020, there was approximately $29.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.7 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2020, and changes during the nine months ended December 31, 2020, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2020	705,254	$101.47
Granted during the period	39,675	96.14
Vested during the period	(83,250)	101.17
Forfeited during the period	(60,000)	100.79
Outstanding at December 31, 2020	601,679	$101.23

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and nine month periods ended December 31, 2020 and 2019 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$854,647	$1,168,033	$2,987,621	$4,394,143
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	4,043,813	5,162,777	11,521,082	18,539,144
Total stock-based compensation related to equity classified awards	$4,898,460	$6,330,810	$14,508,703	$22,933,287

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2020 and 2019.

	Nine months ended December 31,
	2020	2019
Acquisitions:
Number of branches acquired through business combinations	—	37
Number of loan portfolios acquired through asset purchases	48	134
Total acquisitions	48	171

Purchase price	$18,847,223	$56,400,058

Tangible assets:
Loans receivable, net	14,364,042	43,036,296
Property and equipment	—	69,000
Total tangible assets	14,364,042	43,105,296

Excess of purchase prices over carrying value of net tangible assets	$4,483,181	$13,294,762

Customer lists	$4,300,681	12,233,806
Non-compete agreements	$182,500	855,000
Goodwill	$—	205,956

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At December 31, 2020 the Company's notes payable consisted of a $685.0 million senior revolving credit facility, which includes an accordion feature permitting the maximum aggregate commitments to increase to $685.0 million provided that certain conditions are met. At December 31, 2020 $539.6 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2020. The letter of credit expires on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.5% and 4.5% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.1 million and $0.9 million for the nine months ended December 31, 2020 and 2019, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the nine months ended December 31, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% annualized and 5.8%, respectively, and the unused amount available under the revolver at December 31, 2020 was $124.0 million. The Company also had $21.1 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $325,000,000; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0 (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; and (iv) a maximum collateral performance indicator of 24.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at December 31, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 30 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of any applicable law has occurred, such violation may give rise to an event of default under our credit agreement if such violation were to result in a material adverse effect on our business, properties, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

NOTE 11 – INCOME TAXES

As of December 31, 2020 and March 31, 2020, the Company had $3.6 million and $5.8 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $3.0 million and $5.2 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2020, approximately $1.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020, the Company had approximately $1.2 million accrued for gross interest, of which $274.5 thousand reversed during the nine months ended December 31, 2020.

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

The Company’s effective income tax rate totaled 14.3% for the quarter ended December 31, 2020 compared to (6.0)% for the prior year quarter. The difference is primarily due to the release of reserves related to the settlement of a state dispute and the expiration of the statute of limitations in the current period along with the recognition of the $8.0 million non-deductible accrual for the Mexico resolution which was partially offset by the net benefit under the Federal Historic Tax Credit program in the prior year quarter.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation previously disclosed, the complaint alleges violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. The complaint seeks unspecified monetary damages from the individual defendants, equitable and/or injunctive relief, disgorgement of compensation from the individual defendants, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the SEC, DOJ, CFPB, and individual state regulators having jurisdiction over the Company; regulatory proceedings or other litigation, including any litigation relating to any governmental investigations; risks associated with the COVID-19 pandemic and the mitigation efforts by governments and related effects on our financial condition, business operations and liquidity, our customers, our employees, and the overall economy; uncertainties associated with management turnover and the effective succession of senior management; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(Dollars in thousands)
Gross loans receivable	$1,264,530	$1,372,769	$1,264,530	$1,372,769
Average gross loans receivable (1)	1,175,251	1,310,329	1,133,065	1,245,314
Net loans receivable (2)	929,474	1,006,735	929,474	1,006,735
Average net loans receivable (3)	865,480	963,664	839,491	917,938

Expenses as a percentage of total revenue:
Provision for credit losses	22.0%	37.6%	21.3%	35.0%
General and administrative	59.5%	61.6%	59.3%	58.7%
Interest expense	5.6%	4.9%	4.9%	4.2%
Operating income as a % of total revenue (4)	18.5%	0.8%	19.5%	6.3%

Loan volume (5)	782,995	857,976	1,893,502	2,339,899

Net charge-offs as percent of average net loans receivable on an annualized basis	11.6%	18.1%	14.7%	17.1%

Return on average assets (trailing 12 months)	6.6%	4.2%	6.6%	4.2%

Return on average equity (trailing 12 months)	17.4%	8.7%	17.4%	8.7%

Branches opened or acquired (merged or closed), net	(2)	6	(13)	47

Branches open (at period end)	1,230	1,240	1,230	1,240
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
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Reclassification

The Company has made certain adjustments to its treatment of historic tax credits purchased during fiscal 2020 since it filed its Report on Form 10-Q for the quarterly period ended December 31, 2019. The adjustments correctly present the Company’s election to account for historic tax credits purchased using the income statement method in conjunction with the flow-through method. Under this approach, the deferred tax liability related to the difference between the book and tax basis in the underlying historic tax credit investment is recorded in the tax provision and reversed over the same period as the amortization of the historic tax credit investment. As a result of these corrections, the below line items have been adjusted as follows:

CONSOLIDATED BALANCE SHEET
	As of December 31, 2019
	As originally filed	Adjustments	As revised
Deferred income taxes, net	$30,544,941	$(1,633,123)	$28,911,818
Other assets, net	23,640,426	8,247,819	31,888,245
Total assets	1,143,011,550	6,614,696	1,149,626,246
Income taxes payable	52,274	9,236,080	9,288,354
Accounts payable and accrued expenses	43,403,227	(471,041)	42,932,186
Total liabilities	750,854,403	8,765,039	759,619,442
Shareholders' equity	392,157,147	(2,150,343)	390,006,804
Total liabilities and shareholders' equity	$1,143,011,550	$6,614,696	$1,149,626,246

SELECTED CONSOLIDATED STATISTICS
	Three months ended December 31, 2019			Nine months ended December 31, 2019
	As originally filed	Adjustments	As revised	As originally filed	Adjustments	As revised
Expenses as a percentage of total revenue:
General and administrative	61.3%	0.3%	61.6%	58.6%	0.1%	58.7%
Operating income as a % of total revenue (1)	1.2%	(0.4)%	0.8%	6.4%	(0.1)%	6.3%
Return on average assets (trailing 12 months)	4.5%	(0.3)%	4.2%	4.5%	(0.3)%	4.2%
Return on average equity (trailing 12 months)	9.1%	(0.4)%	8.7%	9.1%	(0.4)%	8.7%
_______________________________________________________
(1) Operating income is computed as total revenues less provision for credit losses and general and administrative expenses.

Comparison of three months ended December 31, 2020 versus three months ended December 31, 2019

Gross loans outstanding decreased to $1.26 billion as of December 31, 2020, a 7.9% decrease from the $1.37 billion of gross loans outstanding as of December 31, 2019. During the three months ended December 31, 2020 our unique borrowers increased by 8.4% compared to an increase of 4.3% during the three months ended December 31, 2019. After experiencing rapid growth of the portfolio during the prior two years, primarily in new customers, the gross loan balance declined in the first three quarters of fiscal 2021 as a result of the ongoing global pandemic and its effect on the overall economy.

Net income for the three months ended December 31, 2020 increased to $14.5 million, a 331.2% increase from the $6.3 million loss reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $23.0 million, or 1,886.5%.

Revenues for the three months ended December 31, 2020 decreased by $16.1 million, or 10.9%, to $130.9 million from $147.0 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding. Revenues from the 1,222 branches open throughout both three-month periods decreased by 8.2%.

Interest and fee income for the three months ended December 31, 2020 decreased by $15.3 million, or 11.8%, from the same period of the prior year. The decrease was primarily due to a corresponding decrease in average net loans outstanding. Net loans outstanding at December 31, 2020 decreased by 7.7% over the balance at December 31, 2019. Average net loans outstanding decreased by 10.2% for the three months ended December 31, 2020 compared to the three-month period ended December 31, 2019.

Insurance commissions and other income for the three months ended December 31, 2020 decreased by $0.7 million, or 4.2%, from the same period of the prior year. Insurance commissions decreased by approximately $1.9 million, or 14.1%, during the three months ended December 31, 2020 when compared to the three months ended December 31, 2019. Insurance revenue decreased due to lower loan volume during the quarter. Other income increased by $1.2 million, primarily due to increased customer demand for the Company's motor club product.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss methodology to accrue for expected losses. The provision for credit losses for the three months ended December 31, 2020 decreased by $26.4 million, or 47.7%, when compared to the provision for credit losses from the same period of the prior year. The provision decreased due primarily to a $18.6 million decrease in net charge-offs as well as an improvement in delinquency. Net charge-offs as a percentage of average net loans on an annualized basis decreased from 18.1% for the three months ended December 31, 2019 to 11.6% for the three months ended December 31, 2020. Loans that were 91 days or more past due on a recency basis increased $7.4 million during the quarter compared to a $11.4 million increase in the third fiscal quarter of the prior year. We are experiencing lower losses on loans that were in the portfolio as of April 1, 2020 than initially predicted under our CECL methodology through December 31, 2020. As a result of this positive performance and additional federal stimulus announced in December, we have decreased our expected future credit losses by approximately $6.5 million during the quarter. However, due to the ongoing uncertainty created by the pandemic, we have maintained the overall allowance for credit loss at the high end of the calculated range of expected losses as of December 31, 2020.

The Company's allowance for credit losses as a percentage of net loans was 12.2% at December 31, 2020 compared to 11.2% at December 31, 2019. Accounts that were 61 days or more past due on a recency basis were 5.2% of the portfolio at December 31, 2020 and 7.0% of the portfolio at December 31, 2019. Accounts that were 61 days or more past due on a contractual basis were 6.6% of the portfolio at December 31, 2020 compared to 8.5% of the portfolio at December 31, 2019.

G&A expenses for the three months ended December 31, 2020 decreased by $12.7 million, or 14.0%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 61.6% during the three months ended December 31, 2019 to 59.5% during the three months ended December 31, 2020. G&A expenses per average open branch decreased by 13.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $46.7 million for the three months ended December 31, 2020, a $2.7 million, or 5.4%, decrease over the three months ended December 31, 2019. Salary expense decreased approximately $1.6 million, or 6.0%, when comparing the two quarterly periods ended December 31, 2020 and 2019. Our headcount as of December 31, 2020, decreased 10.4% compared to December 31, 2019. Benefit expense increased approximately $0.5 million, or 5.2%, when comparing the quarterly periods ended December 31, 2020 and 2019, primarily as a result of increased health insurance claims. Incentive expense decreased $1.6 million due to a decrease in share based compensation partially offset by an increase in bonuses paid to branch employees.

Occupancy and equipment expense totaled $15.1 million for the three months ended December 31, 2020, a $1.5 million, or 11.2%, increase over the three months ended December 31, 2019, The three months ended December 31, 2020 included a $2.1 million write down of signage as a result of rebranding our branch offices. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended December 31, 2020, the average occupancy and equipment expense per branch increased to $12.2 thousand, up from $10.9 thousand for the three months ended December 31, 2019.

Advertising expense totaled $6.7 million for the three months ended December 31, 2020, a $1.5 million, or 18.6%, decrease over the three months ended December 31, 2019. The Company anticipated lower demand as a result of COVID-19 during the quarter and reduced the marketing spend accordingly.

Amortization of intangible assets totaled $1.4 million for the three months ended December 31, 2020, a $13.7 thousand, or 1.0%, decrease over the three months ended December 31, 2019.

Other expense totaled $8.1 million for the three months ended December 31, 2020, a $10.0 million, or 55.3%, decrease over the three months ended December 31, 2019. The decrease is primarily due to an accrual of $8.0 million related to the resolution of the investigation into our former Mexico business during the three months ended December 31, 2019.
Interest expense for the three months ended December 31, 2020 increased by $0.2 million, or 2.4%, from the corresponding three months of the previous year. The increase in interest expense was due to an increase in the average interest rate for the quarter to 6.1% compared to 5.2% in the prior year quarter. There was a 12.3% decrease in the average debt outstanding, from $542.6 million to $475.7 million. The Company’s senior debt-to-equity ratio remained unchanged at 1.5:1 at both December 31, 2019 and December 31, 2020.

Other key return ratios for the three months ended December 31, 2020 included a 6.6% return on average assets and a return on average equity of 17.4% (both on a trailing 12-month basis), as compared to a 4.2% return on average assets and a return on average equity of 8.7% (both on a trailing 12-month basis) for the three months ended December 31, 2019.

The Company’s effective income tax rate totaled 14.3% for the three months ended December 31, 2020 compared to (6.0)% for the corresponding period of the previous year. The difference is primarily due to the release of reserves related to the settlement of a state dispute and the expiration of the statute of limitations in the current period along with the recognition of the $8 million non-deductible accrual for the Mexico resolution which was partially offset by the net benefit under the Federal Historic Tax Credit program in the previous period.

Comparison of nine months ended December 31, 2020 versus nine months ended December 31, 2019

Gross loans outstanding decreased to $1.26 billion as of December 31, 2020, a 7.9% decrease from the $1.37 billion of gross loans outstanding as of December 31, 2019. During the nine months ended December 31, 2020 our number of unique borrowers in the portfolio decreased by 10.2% compared to an increase of 15.5% during the nine months ended December 31, 2019.

Net income for the nine months ended December 31, 2020 increased to $43.4 million, a 794.1% increase from the $4.9 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $47.1 million, or 176.2%.

Revenues decreased by $47.8 million, or 11.2%, to $379.3 million during the nine months ended December 31, 2020 from $427.0 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding. Revenues from the 1,176 branches open throughout both nine-month periods decreased by 13.6%.

Interest and fee income for the nine months ended December 31, 2020 decreased by $45.6 million, or 12.0%, from the same period of the prior year. The decrease was primarily due to a corresponding decrease in average net loans outstanding. Net loans outstanding at December 31, 2020 decreased by 7.7% over the balance at December 31, 2019. Average net loans outstanding decreased by 8.5% for the nine months ended December 31, 2020 compared to the nine-month period ended December 31, 2019.

Insurance commissions and other income for the nine months ended December 31, 2020 decreased by $2.2 million, or 4.5%, from the same period of the prior year. Insurance commissions decreased by approximately $4.5 million, or 12.1%, during the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019. Other income increased by $2.3 million primarily due to a $0.9 million increase in tax preparation revenue as a result of an extended tax season and a gain on company owned life insurance of approximately $1.1 million due to the death of a former executive.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss methodology to accrue for expected losses. The provision for credit losses for the nine months ended December 31, 2020 decreased by $68.9 million, or 46.1%, when compared to the provision for credit losses from the same period of the prior year.

The Company's allowance for credit losses as a percentage of net loans was 12.2% at December 31, 2020 compared to 11.2% at December 31, 2019. Accounts that were 61 days or more past due on a recency basis were 5.2% at December 31, 2020 compared to 7.0% at December 31, 2019. Accounts that were 61 days or more past due on a contractual basis were 6.6% at December 31, 2020 compared to 8.5% at December 31, 2019.

Net charge-offs as a percentage of average net loans on an annualized basis decreased from 17.1% for the nine months ended December 31, 2019 to 14.7% for the nine months ended December 31, 2020.

G&A expenses for the nine months ended December 31, 2020 decreased by $26.0 million, or 10.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 58.7% during the first nine months of fiscal 2020 to 59.3% during the first nine months of fiscal 2021. G&A expenses per average open branch decreased by 11.4% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $138.2 million for the nine months ended December 31, 2020, a $13.3 million, or 8.8%, decrease over the nine months ended December 31, 2019. Salary expense decreased approximately $0.4 million, or

0.5%, when comparing the nine months ended December 31, 2020 and 2019. Our headcount as of December 31, 2020 decreased 10.4% compared to December 31, 2019, primarily driven by furloughs during the first nine months of fiscal 2021. Benefit expense decreased approximately $2.7 million, or 9.2%, when comparing the nine months ended December 31, 2020 and 2019, primarily as a result of decreased claims as well as a decrease in headcount. Incentive expense decreased $10.2 million due to a decrease in share based compensation and a decrease in bonuses paid to branch employees. The Company deferred $4.5 million less in origination costs under ASC 310 due to lower originations during the nine months ending December 31, 2020, which increased personnel costs.

Occupancy and equipment expense totaled $41.8 million for the nine months ended December 31, 2020, a $1.3 million, or 3.2%, increase over the nine months ended December 31, 2019. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2020, the average expense per branch increased to $33.8 thousand, up from $33.1 thousand for the nine months ended December 31, 2019.

Advertising expense totaled $14.5 million for the nine months ended December 31, 2020, a $6.0 million, or 29.3%, decrease over the nine months ended December 31, 2019. The Company anticipated lower demand as a result of COVID-19 during the period and reduced the marketing spend across all programs.

Amortization of intangible assets totaled $4.0 million for the nine months ended December 31, 2020, a $0.4 million, or 12.3%, increase over the nine months ended December 31, 2019.

Other expense totaled $26.3 million for the nine months ended December 31, 2020, an $8.4 million, or 24.3%, decrease over the nine months ended December 31, 2019. The decrease is primarily due to an accrual of $8.0 million related to the resolution of the investigation into our former Mexico business during the nine months ended December 31, 2019.
Interest expense for the nine months ended December 31, 2020 increased by $0.9 million, or 5.0%, from the corresponding nine months of the previous year. The increase in interest expense was due to a 2.2% increase in the average debt outstanding, from $412.1 million to $421.2 million along with a slight increase in the benchmark interest rate. The Company’s senior debt-to-equity ratio remained unchanged at 1.5:1 at both December 31, 2019 and December 31, 2020.

Other key return ratios for the first nine months of fiscal 2021 included a 6.6% return on average assets and a return on average equity of 17.4% (both on a trailing 12-month basis), as compared to a 4.2% return on average assets and a return on average equity of 8.7% (both on a trailing 12-month basis) for the first nine months of fiscal 2020.

The Company’s effective income tax rate decreased to 21.3% for the nine months ended December 31, 2020 compared to 45.4% for the corresponding period of the previous year. The decrease is primarily due to a permanent tax benefit related to the exclusion of life insurance proceeds and the release of reserves related to the settlement of a state dispute and the expiration of the statute of limitations in the current period along with the recognition of the $8 million non-deductible accrual for the resolution of the investigation into our former Mexico business which was partially offset by the net benefit under the Federal Historic Tax Credit program in the previous period.
Regulatory Matters

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

The Rule’s compliance date for the payment requirements was initially August 19, 2019. The compliance date, however, is currently stayed pursuant to a court order issued in Community Financial Services Association v. CFPB, No. 1:18-cv-00295

(W.D. Tex. Nov. 6, 2018). Although the payment requirements are currently stayed by court order, the CFPB announced that it will seek to have them go into effect with a reasonable period for entities to come into compliance.

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

The CFPB is undergoing a change in leadership with the former director resigning in January 2021 and the new administration nominating a new director. These changes in the CFPB leadership could result in a change in priorities for the agency, including the Rule discussed above or other initiatives of the CFPB.

See Part I, Item 1, "Business - Government Regulation - Federal legislation" and Part I, Item 1A, "Risk Factors" in the Company’s Form 10-K for the year ended March 31, 2020 for a further discussion of these matters and federal regulations to which the Company’s operations are subject.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2020 was $131.0 million.

Expenditures by the Company to open and furnish new branches averaged approximately $41,000 per new branch during fiscal 2020. New branches have generally required from $230,000 to $380,000 to fund outstanding loans receivable originated during their first 12 months of operation. During the nine months ended December 31, 2020, the Company opened no new branches, acquired no branches, and merged 13 branches into existing ones.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. In June 2019, the Company entered into an amended and restated revolving credit agreement, which provides for revolving borrowings of up to the lesser of (a) $685.0 million as the aggregate commitments under the facility or (b) a borrowing base, and includes a $0.3 million letter of credit subfacility. At December 31, 2020, the aggregate commitments under the credit facility were $685.0 million. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 79% to 85% based on a collateral performance indicator, as more completely described below. Further, the administrative agent under the revolving credit facility has the right at any time, and from time to time in its permitted discretion (but without any obligation), to set aside reasonable reserves against the borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries. The Company does not believe that this right will materially limit its business and strategic initiatives.

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

On December 16, 2020, the amended and restated revolving credit agreement was further amended to, among other things: (i) revise the definitions of Consolidated Adjusted Net Income and Consolidated EBITDA Ratio Net Income to remove the requirement that the excess of net charge offs over the Company’s provision for loan losses over the twelve-month period be excluded from Consolidated Adjusted Net Income, and (ii) remove the requirement that provision for loan losses shall equal or exceed the net loan charge off for the corresponding period from the financial covenants.

The agreement establishes a maximum specified level for the collateral performance indicator of 24.0%. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.5% and 4.5% based on certain EBITDA related metrics set forth in the revolving credit agreement, which are determined and adjusted on a monthly basis with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.1 million and $0.9 million for the nine months ended December 31, 2020 and 2019, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the nine months ended December 31, 2020 and fiscal year ended March 31, 2020, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.8% annualized and 5.8%, respectively, and the unused amount available under the revolver at December 31, 2020 was $124.0 million. The Company also had $21.1 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2022.

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

The amended and restated revolving credit agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $325.0 million; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; and (iv) a maximum collateral performance indicator of 24.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with the applicable covenants at December 31, 2020 and March 31, 2020 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund its operating expenses and satisfy its capital and liquidity needs for the next twelve months and for the foreseeable future beyond that, including the expected cost of opening or acquiring any new branches (including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches). Except as otherwise discussed in this report and in the Company’s Form 10-K for the year ended March 31, 2020, including, but not limited to, any discussions in Part I, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

Since 1996, the Company has repurchased approximately 21.4 million shares for an aggregate purchase price of approximately $1.2 billion. On September 14, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. On November 4, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of December 31, 2020, the Company had $10.6 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. As discussed in Note 3 – Summary of Significant Policies, to our unaudited Consolidated Financial Statements included in this report, our policies related to the allowances for credit losses changed on April 1, 2020 in connection with the adoption of a new accounting standard update as codified in ASC 326. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2020, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $539.6 million at December 31, 2020. Interest on borrowing under this facility is based on the greater of 4.5% or one month LIBOR plus an applicable margin between 3.5% and 4.5% based on certain EBITDA related metrics. Based on the outstanding balance at December 31, 2020, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.4 million on an annual basis.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the unaudited Consolidated Financial Statements included in this report for information regarding legal proceedings.

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

The United States has also experienced higher unemployment levels as a result of COVID-19, which we expect will over time result in increased delinquencies and credit losses on finance receivables outstanding. In addition, if significant portions of our workforce are unable to work effectively as a result of COVID-19, there may be servicing and other disruptions to our business. A resurgence or continued increase in cases of COVID-19 could lead to further mandated shutdowns and economic uncertainty, including possible prolonged economic recession. Further, the availability and distribution of vaccinations to the Amercian public remains uncertain at this time. As a result, we cannot foresee whether the outbreak of COVID-19 pandemic will be effectively contained, nor can we anticipate the extent, severity and duration of its impact.

The CARES Act was signed into law in March 2020, which, among other things, expanded states’ ability to provide unemployment insurance for many workers impacted by COVID-19, including for workers who were not otherwise eligible for unemployment benefits, provide direct payments to qualifying individuals, and provide assistance for small and medium size businesses. We believe that many of our customers have benefited from the enhanced benefits provided by the CARES Act, some of which, such as enhanced unemployment benefits, were set to expire in July 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “December 2020 Relief Bill”) was signed into law. The December 2020 Relief Bill, among other things, expands the federally backed small business loan program that was introduced as part of the CARES Act, which we expect will further benefit many of our customers. It is currently unclear if or how we may benefit from the December 2020 Relief Bill, but we continue to examine the impact of the December 2020 Relief Bill on our business, results of operations and financial condition.

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

To the extent the COVID-19 pandemic adversely affects the business and financial results of our Company and our customers, it may also have the effect of amplifying many of the other risks disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

New or amended state laws related to consumer lending could negatively affect our business.

The implementation of new laws or changes to existing state laws related to interest rates or annual percentage rates could negatively impact the business, results of operations, or financial condition. For example, the Predatory Loan Prevention Act was passed in Illinois in 2021 and caps APRs at 36% including certain costs associated with the loan in calculating the interest rate. This and similar laws, if passed, would lower limits on annual percentage rates which could materially and adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Since 1996, the Company has repurchased approximately 21.4 million shares for an aggregate purchase price of approximately $1.2 billion.

The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 through October 31, 2020	109,726	$107.19	109,726	$17,127
November 1 through November 30, 2020	76,378	108.78	76,378	16,691,852
December 1 through December 31, 2020	52,348	116.24	52,348	10,606,821
Total for the quarter	238,452	$109.69	238,452
_______________________________________________________
(1) On September 14, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. On November 4, 2020, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company's outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations.

As of December 31, 2020, the Company had $10.6 million in aggregate repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
10.01	Second Amendment to Amended and Restated Revolving Credit Facility, dated April 29, 2020		8-K	10.1	04-30-20
10.02	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.03	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.04	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
10.05	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K	10.1	12-16-20
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2020, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and December 31, 2019;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2020 and December 31, 2019;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and December 31, 2019; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Signing on behalf of the registrant and as principal executive officer
Date:	February 5, 2021

By: /s/ John L. Calmes, Jr.
John L. Calmes, Jr.
Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal financial officer
Date:	February 5, 2021

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 5, 2021