Form 10-K
period 2021-03-31
WORLD ACCEPTANCE CORP
filed 2021-06-02
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2020, computed by reference to the closing sale price on such date, was $487,405,940. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 20, 2021, 6,775,239 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2021 Annual Meeting of Shareholders ("the Proxy Statement") to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation, and amortization
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
Performance Shares	Service- and performance-based restricted stock awards
Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Restricted Stock	Service-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
Sellers	Collectively, World Acceptance Corporation, WFC Services Inc., and WAC Mexico Holdings LLC
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SWAC	Servicios World Acceptance Corporation de México, S. de R.L. de C.V, a former subsidiary of World Acceptance Corporation
TAL	Tax Advance Loan
TCJA	Tax Cuts and Jobs Act
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation

3

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2021.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2022” are to the Company’s fiscal year ending March 31, 2022; all references in this report to "fiscal 2021" are to the Company's fiscal year ended March 31, 2021; all references to “fiscal 2020” are to the Company’s fiscal year ended March 31, 2020; all references to “fiscal 2019” are to the Company’s fiscal year ended March 31, 2019; all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018; and all references to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015.

PART I.

Item 1.	Description of Business

General.  The Company was incorporated under the laws of South Carolina on February 22, 1973 and is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers standardized installment loans generally between $250 and $3,500, with the average loan being $1,112. The Company operates 1,205 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2021. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

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

Impact of COVID-19. The World Health Organization declared the novel coronavirus and resulting COVID-19 disease (COVID-19) a global pandemic in March 2020. COVID-19 has continued to have a widespread and unprecedented global impact and the Company is closely tracking and reacting to the continued effects of the pandemic. While most locations have remained open throughout the pandemic, we have implemented enhanced safety measures in all of our branches. In each branch, steps have been taken to reduce the spread of the virus and ensure the safety of our employees and customers. Some of these measures include reducing store hours, providing additional leave for those directly impacted, closing lobbies and offering curbside service, and encouraging customers to apply for and service accounts digitally rather than in person. Branch team members have remained a positive and dedicated resource for customers during these uncertain times.

The Company has experienced declines in customer demand and disruptions to normal seasonality trends due to a combination of reduced marketing, federal economic stimulus and general reduction of customer mobility.

See Part I, Item 1A for a discussion of our risks related to COVID-19.

Branch Expansion and Consolidation.  As of March 31, 2021, the Company has 1,205 branches in 16 states, with over 100 branches located in each of Texas, Georgia, Tennessee and South Carolina. During fiscal 2021, the Company did not purchase or otherwise open any new branches, but merged 38 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons, in some cases as a result of the pandemic. In fiscal 2022, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans.  We primarily offer pre-computed consumer installment loans that are standardized by amount and maturity. Consumer installment loans are our principal product and interest and fee income from such loans accounted for 85.8%, 86.2%, and 86.2% of our total revenues in fiscal years 2021, 2020, and 2019, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 4 to 18 months and are pre-payable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2021:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$250	$2,450	4	30
Large loans	$2,500	$21,400	12	48
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2021, we no longer offer loans with annual percentage rates, including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, above 100%. The average annual percentage rate of our portfolio was 51.8% as of March 31, 2021.

As of March 31, 2021, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	Amount	Percentage of total gross loans receivable
—%	36%	$403,101,389	36.5
37%	50%	268,498,469	24.3
51%	60%	138,735,559	12.6
61%	70%	54,533,243	4.9
71%	80%	24,273,494	2.2
81%	90%	89,590,953	8.1
91%	100%	56,666,735	5.1
101%	120%	63,543,141	5.8
121%	>121%	5,803,278	0.5
		1,104,746,261	100

Insurance Related Operations. The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. The Company offers credit insurance for all loans originated in Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, and South Carolina, and on a more limited basis in Alabama, Oklahoma, Tennessee, and Texas. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2021, the captive insurance subsidiary reinsured approximately 10.8% of the credit insurance sold by the Company and contributed approximately $1.5 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2021:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Accidental Death & Dismemberment	Non-file	Automobile Club Membership
Alabama (1)	X	X	X				X
Georgia	X	X	X		X	X	X
Idaho	X	X	X	X			X
Illinois
Indiana	X	X	X	X	X	X	X
Kentucky	X	X	X	X		X	X
Louisiana	X	X	X		X	X	X
Mississippi	X	X	X				X
Missouri	X	X		X			X
New Mexico	X	X	X	X	X		X
Oklahoma (1)	X	X	X	X			X
South Carolina	X	X	X	X		X	X
Tennessee (1)	X	X	X	X			X
Texas (1)	X	X	X	X			X
Utah	X	X	X	X	X		X
Wisconsin							X
_______________________________________________________
(1) Credit insurance is offered for certain loans.

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

Automobile Club Memberships. The Company also offers automobile club memberships to its borrowers in Alabama, Georgia, Idaho, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Texas, South Carolina and Wisconsin, as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company primarily sells automobile club memberships to borrowers.

Tax Preparation Services and Advances. Another service offered by the Company is income tax return preparation and electronic filing. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 77,000, 84,000 and 91,000 returns in fiscal years 2021, 2020, and 2019, respectively. Net revenue generated by the Company from this program during fiscal 2021, 2020, and 2019 amounted to approximately $18.1 million, $20.9 million, and $21.5 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2021:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	100	5,000	8	8

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2012 through 2021:

	At March 31,
State	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Alabama	6%	5%	5%	5%	4%	6%	5%	4%	4%	4%
Georgia	13	13	13	14	15	13	13	13	14	14
Idaho (1)	1	1	1	—	—	—	—	—	—	—
Illinois	8	8	7	7	7	7	7	8	7	7
Indiana (2)	2	2	2	2	2	1	1	1	—	—
Kentucky	7	8	8	9	10	10	10	9	10	10
Louisiana	3	3	3	2	2	2	2	2	2	2
Mississippi (3)	2	1	1	1	1	—	—	—	—	—
Missouri	8	8	7	7	7	8	8	7	7	6
New Mexico	2	2	2	2	2	2	2	2	2	2
Oklahoma	6	6	7	7	7	8	8	7	7	6
South Carolina	10	10	9	10	11	10	11	12	12	13
Tennessee	11	11	12	13	13	13	13	13	14	15
Texas	19	19	21	19	18	19	19	21	20	20
Utah (4)	1	1	—	—	—	—	—	—	—	—
Wisconsin (5)	1	2	2	2	1	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Utah in October 2018.
(5) The Company commenced operations in Wisconsin in December 2010.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2021:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	50,001	$1,292	$64,580
Georgia	87,932	1,609	141,449
Idaho	7,460	1,213	9,050
Illinois	40,910	2,206	90,242
Indiana	19,490	1,239	24,147
Kentucky	46,507	1,770	82,339
Louisiana	30,567	1,236	37,781
Mississippi	20,968	1,003	21,027
Missouri	39,615	2,164	85,719
New Mexico	16,366	1,425	23,317
Oklahoma	47,299	1,491	70,528
South Carolina	68,143	1,569	106,928
Tennessee	71,699	1,621	116,241
Texas	179,261	1,158	207,672
Utah	5,084	1,482	7,532
Wisconsin	11,429	1,417	16,194
Total	742,731	$1,487	$1,104,746

Seasonality.  The Company's highest loan demand occurs generally from October through December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results for the Company's third fiscal quarter are generally lower than in other quarters, and operating results for its fourth fiscal quarter are generally higher than in other quarters. However, the effects of COVID-19 and related economic stimulus has reduced demand and impacted our typical seasonal trends.

Operations

Lending Operations.  The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence, and prior credit experience. Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability and ability and willingness to pay. The Company also generates a proprietary credit score in assisting loan decisions to potential new customers that evaluates key attributes such as payment history, outstanding debt, length of credit history, number of credit inquiries as well as credit mix. All loan applicants are required to complete standardized credit applications online, in person, or by telephone. Each of the Company's local branches are equipped to perform rapid background, employment, and credit bureau checks and approve loan applications promptly. The Company's employees verify the applicant's sources of income and credit history. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

New Loans to Current and Former Customers. The Company believes that development and continual reinforcement of personal relationships with customers improves the Company's ability to monitor their creditworthiness, reduce credit risk, and generate customer loyalty. It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had reduced the existing loan's outstanding balance by making multiple payments. In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior two years.

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2021, 2020, and 2019, the percentages of the Company's loan originations that were refinancings of existing loans were 69.2%, 66.9%, and 66.2%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.5%, 1.3%, and 1.1% of the Company’s loan volume in fiscal 2021, 2020, and 2019, respectively.

Approximately 14.7%, 12.7%, and 12.5% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2021, 2020, and 2019, respectively.

Collection Operations. To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached. The Company expanded their centralized collections in fiscal 2018, focusing on customers who have become more than 90 days past due on a recency basis. In Alabama, Georgia, Idaho, Indiana, Illinois, Kentucky, Louisiana, Missouri, New Mexico, Oklahoma, Tennessee, Utah, and Wisconsin, the Company is permitted under state laws to garnish customers' wages for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and rarely attempts to foreclose on collateral.

Monitoring and Supervision. Several levels of management monitor and supervise the operations of each of the Company's branches. Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level. At least eight times per fiscal year district managers responsible for 8 to 12 branches in their geographic area communicate regularly with branch managers and examine the operations of each branch in their geographic area and submit standardized reports detailing their findings to the Company's senior management. Regional vice presidents monitor the performance of all branches within their states and communicate regularly with district managers. The Company takes a risk-based approach to determine internal audit frequency. At least once every 18 months each branch undergoes an audit by the Company's internal auditors. These audits include an examination of cash balances and compliance with Company loan approval, review and collection procedures, and compliance with federal and state laws and regulations.

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

New employees are required to review detailed training materials that explain the Company's operating policies and procedures. The Company tests each employee on the training materials during the first year of employment. In addition, each branch associate completes an online training session once every week and attends periodic training sessions outside the branch. The Company utilizes an enhanced training tool, which provides continuous, real-time, online training to all locations. This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, digital platforms and by email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 3.3%, 4.1%, and 4.1% in fiscal 2021, 2020, and 2019, respectively.

Competition.  The small-loan consumer finance industry is highly fragmented, with numerous competitors. The majority of the Company's competitors are independent operators with generally less than 100 branches. Competition from community banks and credit unions is limited because they typically do not make loans of less than $5,000. We believe that online lending could be affecting the consumer lending market within which we operate. While it currently appears online lenders are marketing to a different customer segment than that of our primary customers, some of our customers may overlap.

The Company believes that competition between small-loan consumer finance companies occurs primarily on the basis of the strength of customer relationships, customer service, and reputation in the local community. The Company believes that its relatively larger size affords it a competitive advantage over smaller companies by increasing its access to, and reducing its cost of, capital.

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

Human Capital Resources

Our Mission. At World Acceptance Corporation, our employees (who we call our “Team Members”) create possibilities by embracing our mission to partner with customers to unlock their financial good. Creating a culture of opportunity for our Team Members is key to supporting this mission.

Team Members. As a people-focused finance company, we value our Team Members by investing in competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication. We strive to build and maintain a high-performing culture and believe in operating by strong values.

We value feedback from our team and participated in an annual engagement survey that resulted in being named by Energage as a 2021 Top Workplaces USA winner.

During fiscal 2021, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2021, we employed 3,175 full and part time employees across our sixteen-state footprint, approximately 225 of whom were corporate Team Members located in our main corporate office in Greenville, South Carolina and approximately 2,950 of whom were branch-based Team Members located in 16 states throughout the United States. None of our Team Members belong to a union or are party to any collective bargaining or similar agreement.

We strive toward having a powerful and diverse team of Team Members, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people.

As of March 31, 2021, our Team Members had the following gender, race and ethnicity demographics:

Gender - All Team Members
Female	85.0%
Male	14.9%
Undeclared	0.1%

Race/Ethnicity - All Team Members
White	58.1%
Hispanic or Latino	20.7%
Black or African American	16.2%
Other Race/Ethnicity	3.5%
Not provided	1.5%

Total Rewards. We provide a comprehensive suite of benefits designed to help Team Members and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, flexible spending accounts
•A 401(k) Plan (with an employer matching contribution)
•Company-paid basic life insurance and long-term and short- term disability
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave
•Time off donation program for Team Members experiencing medical emergencies
•Financial assistance program for Team Members impacted by natural disasters

Training and Development. We believe the development of our Team Members is key to our future success and are focused on delivering programs designed to increase our internal talent pools at all levels within the organization. Some examples of these programs include:

•BOLT – developing high performing and high potential Account Specialists to prepare them for Branch Manager roles
•Emerging Leaders – developing high performing and high potential Branch Managers to prepare them for District Manager roles

COVID Response. The impact of the global health crisis brought numerous changes, requiring everyone to embrace a spirit of flexibility, adaptability, and innovation. In addition to the adoption of virtual and remote technology for company communications, our corporate Team Members, branch managers, and auditors shifted to remote work as early as mid-March of 2020. Team Members who were directly impacted by COVID were given an additional five days of paid leave to allow them time to recover and not fully use all sick or vacation time. We added flexible branch hours to better accommodate the needs of essential workers and parents impacted by school closures, as well as a digital loan application and funding process and curbside service to support social distancing while maintaining customers access to our products.

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (40)	President and Chief Executive Officer	President and Chief Executive Officer since June 2018; Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018; Vice President of Analytics from June 2014 to February 2018; Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014; Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013.

John L. Calmes Jr. (41)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer	Executive Vice President, Chief Financial and Strategy Officer and Treasurer since October 2018; Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018; Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015; Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013; Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (48)	Executive Vice President and Chief Branch Operations Officer	Executive Vice President and Chief Branch Operations Officer since February 2018; Executive Vice President of Branch Operations from September 2016 to February 2018; Senior Vice President, Southeastern Division from November 2015 to September 2016; Senior Vice President, Central Division from June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Luke J. Umstetter (41)	Senior Vice President, Secretary, and General Counsel	Senior Vice President, Secretary and General Counsel since August 2018; General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing, a residential mortgage servicing company from December 2015 to August 2018; General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (45)	Senior Vice President, Human Resources	Senior Vice President, Human Resources since October 2018; Vice President, Human Resources from February 2016 to October 2018; Divisional Vice President - Human Resources of Family Dollar Corporation, a nationwide variety retail chain, from 2012 to 2016; Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (46)	Senior Vice President, Information Technology	Senior Vice President, Information Technology since October 2018; Vice President of IT Strategic Solutions from April 2016 to October 2018, Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (44)	Senior Vice President, Accounting	Senior Vice President of Accounting since October 2018; Vice President of Accounting-US from June 2013 to October 2018; Controller-US from June 2011 to June 2013.

Government Regulation.

Small-loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state statutes, ordinances, and regulations. See Part I, Item 1A, Risk Factors, for a discussion of the risks related to our extensive regulation.

State Regulations and Legislation. The Company is subject to numerous state laws and regulations that affect our lending activities. Many of these regulations impose detailed and complex constraints on the terms of our loans, lending forms and operations. Further, there is a trend of increased state regulation on loan origination, servicing, and collection procedures, as well as more detailed reporting and examinations, and coordination of examinations among the states. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil, monetary, or other penalties. Generally, state regulations also establish minimum capital requirements for each local branch. Accordingly, the ability of the Company to expand by acquiring existing branches and opening new branches will depend in part on obtaining the necessary regulatory approvals.

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

The Company and its operations are regulated by a variety of state agencies in the jurisdictions in which the Company has branches, including those related to banking, finance, financial institutions and consumer credit. These state regulatory agencies audit the Company's local branches from time to time, and most state agencies perform an annual compliance audit of the Company's operations in that state.

Insurance Regulations. The Company is also subject to state regulations governing insurance agents in the states in which it sells credit insurance. State insurance regulations require that insurance agents be licensed, govern the commissions that may be paid to agents in connection with the sale of credit insurance and limit the premium amount charged for such insurance. The Company's captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

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

Although these laws and regulations remained substantially unchanged for many years, over the last several years the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. See Part I, Item 1A, “Risk Factors"

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (commonly referred to as the CFPB), which has sweeping regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives in the area of consumer financial transactions generally. Some of these CFPB announced plans and initiatives, if implemented, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB's regulatory initiatives.

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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, as well as those identified by the use of words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” “would,” “could,” and any variations of the foregoing and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Investors should consider the risk factors described in this annual report, in addition to the other information presented in this annual report and the other reports and registration statements the Company files with or furnishes to the SEC from time to time, in evaluating us, our business, and an investment in our securities. Any of the risk factors described in this annual report, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make. Investors are advised that it is impossible to identify or predict all risks, and those risks not currently known to us or those we currently deem immaterial also could affect us in the future. The following risks should not be construed as exclusive and should be read with the other cautionary statements that are in this Annual Report on Form 10-K. The Company does not undertake any obligation to update forward-looking statements, except as may be required by law, whether as a result of new information, future developments, or otherwise.

Risks Related to Our Business

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

We are unable to estimate the full impact of COVID-19 on our business and operations at this time. However, we experienced and may continue to experience reduced demand for our products and services. We expect to continue experiencing adverse effects related to the pandemic, any of which could have a material adverse effect on our financial position, results of operations, and prospects. Sustained adverse effects may also prevent us from satisfying our minimum capital ratios and other requirements under our revolving credit facility.

Given the unprecedented nature of the crisis, our financial and economic models may be unable to accurately predict and respond to the impact of the economic contraction or lasting changes to customer behaviors, which in turn may limit our ability to manage credit risk and avoid higher charge-off rates. Additionally, our credit and economic models may not be able to adequately predict or forecast credit losses, loan receivables or other financial metrics during and after the crisis, which could result in our reserves being too large or insufficient. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Additionally, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, access to financing and liquidity.

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

If our estimates of credit losses are not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

To estimate the appropriate level of allowance for credit losses, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for credit losses is based on the guidance in ASC 326, and, in part, on our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions, or if we are unable to predict how these conditions may affect our allowance for credit losses, our allowance for credit losses may be inadequate. Our allowance for credit losses is an estimate, and if actual credit losses are materially greater than our allowance for credit losses, our provision for credit losses would increase, which would result in a decline in our future earnings, and thus our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses. Additional information regarding our allowance for credit losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Quality.”

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). This ASU significantly changed the way that entities are required to measure credit losses. This standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach previously required. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. As such, the expected credit loss model requires earlier recognition of credit losses than the incurred loss approach. CECL became effective for the Company April 1, 2020. Our financial results may be negatively affected as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses.

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

We may be unable to execute our business strategy due to economic conditions.

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

Our business and reputation may be materially impacted by information system failures or network disruptions. We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure or interruption of these systems, including any failure of our back-up systems, network outages, slow performance, breaches, unauthorized access, misuse, computer viruses, or other failures or disruptions could result in disruption to our business or the loss or theft of confidential information, including customer information. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer confidence or business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies may not reimburse us for all of the damages that we might incur as a result of a breach or other information system failure or network disruption.

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

We are subject to various federal and state privacy, data protection, and information security laws and regulations, including requirements concerning security breach notification. Moreover, various federal and state regulatory agencies require us to notify customers in the event of a security breach. Federal and state legislators are increasingly considering and implementing new guidance, laws, and regulations. Compliance with current or future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws may require us to change our business practices or operational structure, and could subject us to potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, and damage to our reputation.

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

As of March 31, 2021, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 40.1% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

Risks Related to our Indebtedness

We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs.

Our revolving credit agreement allows us to borrow up to $685.0 million through June 7, 2024. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Our current debt and any additional debt we may incur in the future could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We may incur a substantial amount of debt in the future. As of March 31, 2021, we had approximately $405.0 million of total debt outstanding and a total debt-to-equity ratio of approximately 1.0 to 1. The amount of debt we may incur in the future could have important consequences, including the following:

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2021, we had $181.4 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

Risks Related to Legal Proceedings and Regulation

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

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material adverse impact on our business, prospects, results of operations, and financial condition. Any federal law that would impose a maximum annualized credit rate cap in the range of 36% on our products would, if enacted, almost certainly eliminate our ability to continue our current operations. Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to continue to be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by management on regulatory matters, which may have a material adverse effect on the Company’s operations and results.

In 2017, the CFPB issued a final rule under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The final rule requires lenders originating short-term loans and longer-term balloon payment loans to first make a good-faith reasonable determination that the consumer has the ability to repay the covered loan along with current obligations and expenses (“ability to repay requirements”). The final rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an Annual Percentage Rate within the scope of the final rule. The final rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations.

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rule-making. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction over the Company’s business or discretionary consumer financial transactions generically, could materially and adversely affect our business, results of operations and prospects. See Part I, Item 1, “Business-Government Regulation” for more information regarding legislation we are subject to and related risks.

Litigation and regulatory actions, including challenges to the arbitration clauses in our customer agreements, could subject us to significant class actions, fines, penalties, judgments and requirements resulting in increased expenses and potential material adverse effects on our business, results of operations and financial condition.

In the normal course of business, from time to time, we have been involved in various legal actions, including arbitration, class actions and other litigation, arising in connection with our business activities. All such legal proceedings are inherently unpredictable and, regardless or the merits of the claims, litigation is often expensive, time consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

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

Unfavorable state legislation, executive orders, or regulatory actions, adverse outcomes in litigation or regulatory proceedings or failure to comply with existing laws and regulations could force us to cease, suspend or modify our operations in a state, potentially resulting in a material adverse effect on our business, results of operations and financial condition.

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

As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business-Government Regulation-State Legislation” and “Federal Legislation,” for more information regarding this legislation and related risks.

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
We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. As previously disclosed, we retained outside counsel and forensic accountants to conduct an investigation of certain transactions and payments in Mexico that potentially implicate the Company in violations of the FCPA, including the books and records provisions of the FCPA. In addition, we voluntarily contacted the SEC and the DOJ in June 2017 to advise both agencies that an internal investigation was underway and that the Company intended to cooperate with both agencies. On August 6, 2020, the Company announced that it has reached resolution with both the SEC and the DOJ with respect to the matter. Pursuant to the terms of the SEC Order, the Company consented to 1) cease and desist from committing or causing any violations and any future violations of Sections 30A, 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act of 1934, and 2) pay disgorgement, prejudgment interest and civil penalties totaling $21,726,000 to the SEC. The Company also agreed to the terms contained in a Declination Letter with the DOJ, dated August 5, 2020.

The Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief for any violations of the FCPA. In addition, any disposition of these matters could adversely impact the Company’s access to debt financing and capital funding and result in further modifications to our business practices and compliance programs. Any disposition of any future violations could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company is currently facing a shareholder derivative complaint that was filed on behalf of the Company against certain of its current and former directors in relation to WAC de Mexico, which the Company is contesting, and could also face additional third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets.

Detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. We may incur substantial expenses responding to such actions. Any future FCPA violation, or a settlement thereof, may give rise to an event of default under the agreement governing our revolving credit facility, which could have a material adverse effect on our liquidity. See Part I, Item 1A, “Risk Factors- We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs” and “-The terms of our debt limit how we conduct our business.”

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
General Risk Factors

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

At March 31, 2021 our total assets contained $7.4 million of goodwill. Under GAAP, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

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

The annual turnover as of March 31, 2021 among our branch employees was approximately 32.2%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. The Company leases approximately 45,000 square feet at this location. This lease expires on November 30, 2029 and includes two five-year options. The Company’s previous corporate headquarters, which consisted of approximately 42,000 square feet in Greenville, South Carolina, was classified as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings. The third building remains held for sale as of March 31, 2021.

The Company owns all of the furniture, fixtures and computer terminals located in each of its branches. As of March 31, 2021, the Company had 1,205 branches, all of which are leased and most of which are leased pursuant to three- to five-year operating leases. During the fiscal year ended March 31, 2021, total lease expense was approximately $27.7 million, or an average of approximately $22.5 thousand per branch. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of 1,600 square feet.

Item 3.	Legal Proceedings

Mexico Investigation

As previously disclosed, World Acceptance Corporation (the "Company") voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) in June 2017 to advise both agencies that an internal investigation of its operations in Mexico was underway. The Company has fully cooperated with both agencies.

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

The SEC approved the Offer of Settlement on August 6, 2020 and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to 1) cease and desist from committing or causing any violations and any future violations of Sections 30A, 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act of 1934, and 2) pay disgorgement, prejudgment interest and civil penalties totaling $21,726,000 to the SEC.

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

Holders

As of May 20, 2021, there were 25 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

Issuer Purchases of Equity Securities

On January 26, 2021, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2021, the Company had $21.4 million in aggregate remaining repurchase capacity. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2021	79,040	$126.49	79,040	$25,000,000
February 1 through February 28, 2021	—	—	—	25,000,000
March 1 through March 31, 2021	25,965	138.77	25,965	21,396,732
Total for the quarter	105,005	$129.53	105,005

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

400
300
200
100
0
Index Value
2016
2017
2018
2019
2020
2021
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	Selected Financial Data
None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2017, gross loans receivable have increased at a 4.03% annual compounded rate from $943.3 million to $1.10 billion at March 31, 2021. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. During the four-year period beginning March 31, 2017, the Company has expanded in size from 1,169 branches to 1,205 branches as of March 31, 2021. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 77,000, 84,000, and 91,000 returns in each of the fiscal years 2021, 2020, and 2019, respectively. Revenues from the Company’s tax preparation business amounted to approximately $18.1 million, a 13.6% decrease over the $20.9 million earned during fiscal 2020.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2021	2020	2019
	(Dollars in thousands)
Gross loans receivable	$1,104,746	$1,209,871	$1,127,957
Average gross loans receivable (1)	$1,143,186	$1,256,389	$1,120,112
Net loans receivable (2)	$825,382	$900,891	$837,144
Average net loans receivable (3)	$848,732	$928,408	$824,763

Expenses as a percentage of total revenue:
Provision for credit losses	16.4%	30.8%	27.3%
General and administrative	57.5%	58.9%	52.9%
Interest expense	4.9%	4.4%	3.3%
Operating income as a % of total revenue (4)	26.1%	10.3%	19.8%

Loan volume	$2,371,981	2,929,265	2,720,351

Net charge-offs as percent of average net loans receivable	14.1%	18.0%	16.1%

Return on average assets (trailing 12 months)	9.1%	2.7%	8.8%

Return on average equity (trailing 12 months)	22.8%	6.1%	13.6%

Branches opened or acquired (merged or closed), net	(38)	50	16

Branches open (at period end)	1,205	1,243	1,193
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

COVID-19 Pandemic Response and Impact

The COVID-19 pandemic has caused significant economic disruption in the United States as many state and local governments, including all of the states in which the Company operates, have ordered non-essential businesses to close and residents to shelter in place at home at one point in time or another. For the majority of states in which we operate, we have been considered an essential business and thus nearly all of our branches have remained open to date. However, the impact of COVID-19 is rapidly evolving, its future effects are uncertain, and it may be difficult to assess or predict the extent of the impacts of the pandemic on us as many factors are beyond our control and knowledge.

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

See Part I, Item 1A, “Risk Factors” for additional information.

Comparison of Fiscal 2021 Versus Fiscal 2020

Net income for fiscal 2021 was $88.3 million, a 213.5% increase from the $28.2 million earned during fiscal 2020. The increase in net income from continuing operations was primarily due to a $95.5 million decrease in the provision for credit losses partially offset by a $64.5 million decrease in revenue and a $21.7 million accrual in the prior year related to the investigation into our former Mexican business.

Operating income (revenues less provision for credit losses and general and administrative expenses) from continuing operations increased $76.3 million.

Total revenues from continuing operations decreased $64.5 million, or 10.9%, to $525.5 million in fiscal 2021, from $590.0 million in fiscal 2020. Revenues from continuing operations from the 1,152 branches open throughout both fiscal years decreased by 13.1%. At March 31, 2021, the Company had 1,205 branches in operation, an decrease of 38 branches from March 31, 2020.

Interest and fee income from continuing operations during fiscal 2021 decreased by $57.2 million, or 11.3%, from fiscal 2020. The decrease was primarily due to a corresponding decrease in average earning loans. Net loans receivable outstanding at March 31, 2021 decreased 8.4% compared to March 31, 2020, and average net loans receivable outstanding decreased 8.6% during fiscal 2021 compared to fiscal 2020. Interest and fee income was also impacted by decreasing yields as the portfolio mix shifted to larger lower rate loans during the year. We expect the portfolio to continue to shift towards larger lower rate loans in the near term which should continue to decrease interest and fee yields in the future.

Insurance commissions and other income from continuing operations decreased by $7.3 million, or 8.9%, from fiscal 2020 to fiscal 2021. Insurance commissions from continuing operations decreased by $6.1 million, or 12.2%, from fiscal 2020 to fiscal 2021 due to a decrease in loan volume in states where we offer our insurance products. Other income from continuing operations decreased by $1.1 million, or 3.6%, from fiscal 2020 to fiscal 2021 primarily due to a reduction in tax preparation income of $2.8 million, partially off-set by an increase in revenue from in the Company's motor club product of $1.6 million.

The provision for losses from continuing operations during fiscal 2021 decreased by $95.5 million, or 52.5%, from the previous year. This increase can mostly be attributed to a decrease in charge-off and delinquency rates during the year. Accounts that were 91 days or more past due represented 3.1% and 4.2% of our loan portfolio on a recency basis at March 31, 2021 and March 31, 2020, respectively. The Company's year-over-year charge-off ratio (net charge-offs as a percentage of average net loans receivable) decreased from 18.0% for the year ended March 31, 2020 to 14.1% for the year ended March 31, 2021.

Customers who are new borrowers to the Company (less than two years since their first origination at the time of their current loan) as a percentage of the year-end portfolio have decreased a relative 10.2% year over year. These "new to World" customers now account for 31.0% of the portfolio, a decrease from 34.5% last year, however still an increase from an average of 29.2% in the prior four fiscal years (2016-2019). This decreased weighting of new borrowers, our riskiest customer type, in the portfolio contributed to the decrease in delinquency and charge-off rates of the overall portfolio. In addition to the decrease in portfolio weighting towards less tenured customers during the last 12 months, we have also seen a decrease in charge-off rates when comparing the less tenured customer segment to prior years, largely driven by stronger performance from COVID-19 stimulus and unemployment benefits, as well as improved underwriting practices on new borrowers.

Charge-off ratios for the past ten fiscal years averaged 14.9%, with a high of 18.0% (fiscal 2020) and a low of 12.8% (fiscal 2015). In fiscal 2021 the charge-off ratio was 14.1%. The following table presents the Company's charge-off ratios since 2011.

Historical Charge-off Ratios
Percentage
19%
18%
17%
16%
15%
14%
13%
12%
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
Fiscal Year

    _______________________________________________________
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

General and administrative expenses from continuing operations during fiscal 2021 decreased by $45.3 million, or 13.0%, over the previous fiscal year. General and administrative expenses from continuing operations, when divided by average open branches, decreased 13.4% from fiscal 2020 to fiscal 2021 and, overall, general and administrative expenses from continuing operations as a percent of total revenues from continuing operations decreased to 57.5% in fiscal 2021 from 58.9% in fiscal 2020. The change in general and administrative expense from continuing operations is explained in greater detail below.

Personnel expense from continuing operations totaled $184.6 million for fiscal 2021, a $19.2 million, or (9.4)%, decrease over fiscal 2020. The decrease was largely due to a $9.7 million decrease in share-based compensation driven by the long-term incentive plan and director equity awards granted during the FY2019. Regular payroll expense decreased $7.5 million year over year primarily due to decreases in headcount and benefit expense decreased $4.1 million, mostly due to decrease in insurance claims. The Company deferred $5.7 million less in payroll related origination costs under ASC 310, when comparing period over period, due to lower originations during the year, which partially offset the decrease in personnel expense.

Occupancy and equipment expense from continuing operations totaled $56.2 million for fiscal 2021, a $1.9 million, or 3.5%, increase over fiscal 2020. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2021 the expense per average open branch increased to $45.5 thousand, up from $44.2 thousand in fiscal 2020. Occupancy and equipment expense was negatively impacted by a $2.9 million write down of signage as a result of rebranding our branch offices during fiscal 2021.

Advertising expense from continuing operations totaled $17.2 million for fiscal 2021, a $7.1 million, or (29.3)%, decrease over fiscal 2020. The decrease was primarily due to decreased spending in our direct mail and digital campaigns.

Amortization of intangible assets from continuing operations totaled $5.5 million for fiscal 2021, a $0.5 million, or 9.3%, increase over fiscal 2020, which primarily relates to a corresponding increase in total intangible assets during the comparative periods due to acquisition activity during the current and prior year.

Other expense from continuing operations totaled $38.7 million for fiscal 2021, a $21.4 million, or 35.6%, decrease over fiscal 2020. The decrease was primarily due to a $21.7 million reduction in non deductible penalties related to the Company's Mexico investigation in the prior year.

Interest expense from continuing operations decreased by $0.2 million, or 0.8%, during fiscal 2021 when compared to the previous fiscal year as a result of an decrease in average debt outstanding of 1.0%. For fiscal 2020 and 2021 the effective interest rate stayed the same at 5.8%.

Income tax expense from continuing operations increased $16.4 million, or 242.4% for fiscal 2021 compared to the prior fiscal year. The effective tax rate increased to 20.8% for fiscal 2021 compared to 19.3% for fiscal 2020. The increase was primarily due to the recognition of net Federal and state tax credits of $8.1 million in fiscal year 2020 compared to $1.2 million in the current fiscal year which was partially offset by the recognition of non-deductible penalties totaling $21.7 million in the prior fiscal year.

Comparison of Fiscal 2020 Versus Fiscal 2019

For a comparison of our results of operations for the years ended March 31, 2019 and March 31, 2020, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (which was filed with the SEC on May 29, 2020), which comparison is incorporated herein by reference.

Mexico Exit

As previously disclosed, the Company sold all of the issued and outstanding capital stock and equity interest of its two Mexico subsidiaries, WAC de Mexico and SWAC, for a purchase price of MXN $826,795,050, effective as of July 1, 2018. The Company subsequently converted the purchase price into approximately USD $44.36 million using applicable exchange rates. The Company and its subsidiaries no longer operate in Mexico. Thus, the Company expects its revenues and gross loans receivables to be negatively impacted in future years compared to historical levels.

Regulatory Matters

Mexico Investigation

As previously disclosed, the Company voluntarily contacted the SEC and DOJ in June 2017 to advise both agencies that an internal investigation of its operations in Mexico was underway. The Company has fully cooperated with both agencies.

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

The SEC approved the Offer of Settlement on August 6, 2020 and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to 1) cease and desist from committing or causing any violations and any future violations of Sections 30A, 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act of 1934, and 2) pay disgorgement, prejudgment interest and civil penalties totaling $21,726,000 to the SEC.

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

Critical Accounting Policies

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1 to the Consolidated Financial Statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for credit losses, share-based compensation, and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. As discussed in Note 5 – Summary of Significant Policies, to our Consolidated Financial Statements included in this report, our policies related to the allowances for credit losses changed on April 1, 2020 in connection with the adoption of a new accounting standard update as codified in ASC 326. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts.

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

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand typically occurs from October through December, its third fiscal quarter. Loan demand has generally been the lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances typically remain relatively level during the remainder of the year. This seasonal trend affects quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned and the provision for loan losses recorded, as well as fluctuations in the Company's cash needs. Consequently, operating results for the Company's third fiscal quarter generally are significantly lower than in other quarters and operating results for its fourth fiscal quarter are significantly higher than in other quarters. However, the effects of COVID-19 and related economic stimulus has reduced demand and impacted our typical seasonal trends.

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2021 and 2020.

	At or for the Three Months Ended
	2021				2020
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$123,867	$124,441	$130,946	$146,280	$138,441	$141,573	$146,996	$163,018
Provision for loan losses	$25,661	$26,090	$28,857	$5,636	$41,291	$52,968	$55,219	$32,252
General and administrative expenses	$71,608	$75,293	$77,875	$77,411	$81,776	$78,452	$90,558	$96,707
Net income (loss)	$15,509	$13,398	$14,491	$44,884	$8,608	$2,513	$(6,267)	$23,303

Gross loans receivable	$1,067,877	$1,109,366	$1,264,530	$1,104,746	$1,222,696	$1,274,147	$1,372,769	$1,209,871
Number of branches open	1,240	1,232	1,230	1,205	1,218	1,234	1,240	1,243

Recently Issued Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data and Note 1—Summary of Significant Accounting Policies in the Consolidated Financial Statements for the impact of new accounting pronouncements.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $1,004.2 million at March 31, 2018 to $1,104.7 million at March 31, 2021, net cash provided by operating activities for fiscal years 2021, 2020, and 2019 was $199.6 million, $257.4 million, and $244.7 million, respectively.

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

The Company did not acquire any branches during fiscal 2021. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility. In March of 2021, the credit facility was amended and restated to, among other things, (i) reduced the Applicable Margin to 3.50% rather than adjusting it from 3.50% to 4.50% based on the Company's EBITDA ratio; (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $90 million through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; and (iii) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2024.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.5% with a minimum rate of 4.5%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and will work to limit any negative impacts that could result during any transition away from LIBOR. At March 31, 2021, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2021, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.8%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2021 $405.0 million was outstanding under this facility, and there was $181.4 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; and (iv) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The following table summarizes the Company’s contractual obligations by period:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$463,100,765	$18,225,338	$36,450,676	$408,424,751	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	117,121,294	25,697,140	38,629,359	21,482,911	31,311,884
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Total	$580,222,059	$43,922,478	$75,080,035	$429,907,662	$31,311,884

Share Repurchase Program

On January 26, 2021, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2021, the Company had $21.4 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to $90 million through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2021, the Company's debt outstanding was $405.0 million and its shareholders' equity was $404.9 million resulting in a debt-to-equity ratio of 1.0:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Interest Rate Risk

As of March 31, 2021, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable, and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s outstanding debt under its revolving credit facility was $405.0 million at March 31, 2021. Interest on borrowings under this facility is based on the rate of LIBOR plus an applicable margin of 3.5%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2021, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $4.1 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
ASSETS
Cash and cash equivalents	$15,746,454	$11,618,922
Gross loans receivable	1,104,746,261	1,209,871,366
Less:
Unearned interest, insurance and fees	(279,364,584)	(308,980,724)
Allowance for credit losses	(91,722,288)	(96,487,856)
Loans receivable, net	733,659,389	804,402,786
Right-of-use asset	90,055,572	101,686,918
Property and equipment, net	26,340,037	24,761,108
Deferred income taxes, net	24,992,742	23,257,985
Other assets, net	31,423,134	28,547,950
Goodwill	7,370,791	7,370,791
Intangible assets, net	23,537,517	24,448,477
Assets held for sale (Note 17)	1,143,528	3,991,498
Total assets	$954,269,164	$1,030,086,435

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$405,007,500	$451,100,000
Income taxes payable	11,575,861	4,965,302
Lease liability	91,718,075	102,759,386
Accounts payable and accrued expenses	41,040,287	59,298,680
Total liabilities	549,341,723	618,123,368

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,805,294 and 7,807,834 shares at March 31, 2021 and March 31, 2020, respectively	—	—
Additional paid-in capital	255,590,674	227,214,577
Retained earnings	149,336,767	184,748,490
Total shareholders' equity	404,927,441	411,963,067

Total liabilities and shareholders' equity	$954,269,164	$1,030,086,435

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2021	2020	2019
Continuing operations
Revenues:
Interest and fee income	$451,113,502	$508,326,771	$469,154,277
Insurance income, net and other income	74,419,765	81,702,244	75,388,648
Total revenues	525,533,267	590,029,015	544,542,925

Expenses:
Provision for credit losses	86,244,714	181,730,182	148,426,578
General and administrative expenses:
Personnel	184,620,515	203,774,574	180,561,501
Occupancy and equipment	56,160,268	54,237,835	48,751,691
Advertising	17,190,676	24,304,023	22,482,553
Amortization of intangible assets	5,474,240	5,010,626	1,527,656
Other	38,740,591	60,166,202	34,980,314
Total general and administrative expenses	302,186,290	347,493,260	288,303,715

Interest expense	25,698,836	25,896,130	17,934,060
Total expenses	414,129,840	555,119,572	454,664,353

Income from continuing operations before income taxes	111,403,427	34,909,443	89,878,572

Income taxes	23,120,599	6,751,965	15,981,057

Income from continuing operations	88,282,828	28,157,478	73,897,515

Discontinued operations (Note 18)
Income from discontinued operations before disposal of discontinued operations and income taxes	—	—	2,341,825
Loss on disposal of discontinued operations	—	—	(38,377,623)
Income taxes (benefit)	—	—	626,583
Income (loss) from discontinued operations	—	—	(36,662,381)

Net income	$88,282,828	$28,157,478	$37,235,134

Net income per common share from continuing operations:
Basic	$13.59	$3.66	$8.22
Diluted	$13.23	$3.54	$8.03
Net income (loss) per common share from discontinued operations:
Basic	$—	$—	$(4.08)
Diluted	$—	$—	$(3.98)
Net income per common share:
Basic	$13.59	$3.66	$4.14
Diluted	$13.23	$3.54	$4.05

Weighted average common shares outstanding:
Basic	6,493,898	7,688,242	8,994,036
Diluted	6,672,110	7,952,900	9,204,377

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
	2021	2020	2019

Net income	$88,282,828	28,157,478	37,235,134
Foreign currency translation adjustments	—	—	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	31,290,918
Comprehensive income	$88,282,828	28,157,478	63,290,214

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	—	411,963,067
Proceeds from exercise of stock options	165,237	12,268,554	—	—	12,268,554
Common stock repurchases	(1,129,875)	—	(102,452,302)	—	(102,452,302)
Restricted common stock expense under stock option plan, net of cancellations ($3,173,735)	(37,902)	12,302,869	—	—	12,302,869
Stock option expense	—	3,804,674	—	—	3,804,674
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	—	(21,242,249)
Net income	—	—	88,282,828	—	88,282,828
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	—	404,927,441

	Year ended March 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	552,116,625
Proceeds from exercise of stock options	69,481	4,612,926	—	—	4,612,926
Common stock repurchases	(1,520,679)	—	(197,399,964)	—	(197,399,964)
Restricted common stock expense under stock option plan, net of cancellations ($4,476,159)	(25,086)	18,953,119	—	—	18,953,119
Stock option expense	—	5,522,883	—	—	5,522,883
Net income	—	—	28,157,478	—	28,157,478
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	—	411,963,067

	Year ended March 31, 2019
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total Shareholders' Equity
Balances at March 31, 2018	9,119,443	$175,887,227	391,275,705	(26,055,080)	541,107,852
Proceeds from exercise of stock options	92,428	5,997,948	—	—	5,997,948
Common stock repurchases	(665,020)	—	(74,519,863)	—	(74,519,863)
Restricted common stock expense under stock option plan, net of cancellations ($1,394,835)	737,267	12,248,507	—	—	12,248,507
Stock option expense	—	3,991,967	—	—	3,991,967
Other comprehensive loss	—	—	—	(5,235,838)	(5,235,838)
Reclassification of cumulative foreign currency translation adjustments due to sale of Mexico business	—	—	—	31,290,918	31,290,918
Net income	—	—	37,235,134	—	37,235,134
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	—	552,116,625

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$88,282,828	$28,157,478	$37,235,134
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	—	38,377,623
Loss on assets held for sale	37,579	251,263	—
Amortization of intangible assets	5,474,240	5,010,626	1,527,656
Amortization of historic tax credits	1,736,384	868,192	—
Amortization of debt issuance costs	659,292	517,499	592,549
Provision for credit losses	86,244,714	181,730,182	148,426,578
Depreciation	6,945,581	7,147,966	6,608,348
Loss on sale of property and equipment	2,812,404	339,259	93,199
Deferred income tax expense (benefit)	5,651,362	572,914	(3,655,751)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	19,281,278	28,952,161	17,635,309
Gain on sale of finance receivables	(24,667)	—	—
Gain on company-owned life insurance	(1,064,897)	—	—
Change in accounts:
Other assets, net	(4,828,957)	(9,470,838)	(5,507,068)
Income taxes payable and receivable	6,610,559	(6,584,895)	(2,547,222)
Accounts payable and accrued expenses	(18,258,393)	19,917,429	5,877,916
Net cash provided by operating activities	199,559,307	257,409,236	244,664,271
Cash flows from investing activities:
Increase in loans receivable, net	(29,343,372)	(183,482,267)	(190,976,279)
Net assets acquired from business combinations and asset acquisitions, primarily loans	(15,210,973)	(47,100,694)	(33,922,279)
Increase in intangible assets from acquisitions	(4,563,280)	(14,455,278)	(10,223,508)
Purchases of property and equipment	(11,683,857)	(11,277,780)	(9,805,084)
Proceeds from sale of property and equipment	346,943	284,869	466,806
Proceeds from the sale of assets held for sale	2,810,391	—	—
Proceeds from the sale of finance receivables	449,327	—	—
Proceeds from sale of discontinued operations	—	—	37,494,505
Proceeds from company-owned life insurance	1,997,279	—	—
Net cash used in investing activities	(55,197,542)	(256,031,150)	(206,965,839)
Cash flow from financing activities:
Borrowings from senior notes payable	310,984,250	540,691,400	364,290,000
Payments on senior notes payable	(357,076,750)	(341,531,400)	(357,250,000)
Debt issuance costs associated with senior notes payable	(784,250)	(991,400)	(240,000)
Proceeds from exercise of stock options	12,268,554	4,612,926	5,997,948
Payments for taxes related to net share settlement of equity awards	(3,173,735)	(4,476,159)	(1,394,835)
Repurchase of common stock	(102,452,302)	(197,399,964)	(74,519,863)
Excess tax expense from exercise of stock options	—	—	—
Net cash provided by (used in) financing activities	(140,234,233)	905,403	(63,116,750)
Effects of foreign currency fluctuations on cash and cash equivalents	—	—	2,667,447
Net change in cash and cash equivalents	4,127,532	2,283,489	(22,750,871)
Cash and cash equivalents at beginning of year from continuing operations	11,618,922	9,335,433	12,473,833
Cash and cash equivalents at beginning of year from discontinued operations	—	—	19,612,471

Cash and cash equivalents at end of year	$15,746,454	$11,618,922	$9,335,433
Cash and cash equivalents at end of year from continuing operations	15,746,454	11,618,922	9,335,433

Supplemental Disclosures:
Interest paid during the year	$24,993,898	$23,942,122	$16,835,789
Income taxes paid during the year	$14,857,555	$15,711,692	$23,259,590

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

As of March 31, 2021, the Company operated 1,205 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: Amicable Finance, Colonial Finance, Freeman Finance, General Credit, Midwestern Loans, World Acceptance, or World Finance. On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety, effective as of July 1, 2018. Thus, the Company operated no branches in Mexico as of March 31, 2021 or 2020. During the first quarter of fiscal 2019, branches in Mexico operated under the name Préstamos Avance or Préstamos Viva. The Company is subject to numerous lending regulations that vary by jurisdiction.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant item subject to such estimates and assumptions that could materially change in the near term is the allowance for credit losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2021 and 2020 the Company had $7.0 million and $5.4 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2021, 2020, and 2019 the Company originated loans generally ranging up to $3,500, with terms of 48 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2021:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$250	$2,450	4	30
Large loans	2,500	21,400	12	48
Tax advance loans	100	5,000	8	8

Gross loans receivable at March 31, 2021 and 2020 consisted of the following:

	2021	2020
Small loans	$620,959,979	$761,364,753
Large loans	475,470,271	442,683,915
Tax advance loans	8,316,011	5,822,698
Total gross loans	$1,104,746,261	$1,209,871,366

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs and an allowance for credit losses. The Company recognizes interest and fee income using the interest method. Charges for late payments are credited to income when collected.

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

Allowance for Credit Losses

Refer to Note 2, “Allowance for Credit Losses and Credit Quality Indicators,” in this Annual Report on Form 10-K for information regarding the Company's adoption of the CECL allowance model on April 1, 2020 and a description of the methodology it utilizes.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due on a recency basis. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2021, bankrupt accounts that had not been charged off were approximately $3.2 million.  Bankrupt accounts 91 days or more past due on a recency basis are reserved at 100% of the gross loan balance. The Company also considers any accounts 91 days or more past due on a recency basis to be impaired, and such accounts are reserved at 100% of the gross loan balance.

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

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23 years with a weighted average of approximately 9.5 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 5.0 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal year ended 2021, 2020, or 2019.

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

Claims paid by the third party insurance company result in a reduction to loan losses. Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims are reimbursed through non-filing insurance claims subject to policy limitations.  Any remaining losses are charged to the allowance for credit losses.

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

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). At March 31, 2021, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On March 12, 2020, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2021, the Company had $21.4 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit agreement limits share repurchases to 50% of consolidated adjusted net income in any fiscal year commencing with the fiscal year ending March 31, 2017 without prior written consent of the lenders. As of March 31, 2021 our debt outstanding was $405.0 million and our shareholders' equity was $404.9 million resulting in a debt-to-equity ratio of 1.0:1.0.

Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are composed of foreign currency translation adjustments.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2021, the Company operated in sixteen states in the United States. For the years ended March 31, 2021, 2020, and 2019, total revenue within the Company's four largest states (Texas, Georgia, Tennessee, and South Carolina) accounted for approximately 53%, 56% and 57%, respectively, of the Company's total revenues.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $17.2 million, $24.3 million, and $22.5 million for fiscal years 2021, 2020, and 2019, respectively.

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

(2)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2021
0 to 5 months	$92,378,097
6 to 17 months	106,742,121
18 to 35 months	169,361,910
36 to 59 months	130,655,627
60+ months	597,292,495

Tax advance loans	8,316,011
Total gross loans	$1,104,746,261

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$970,526,682	$45,769,052	$2,102,732	$154,890	$14,444	$831	$1,018,568,631
30 - 60 days past due	21,862,634	2,011,261	153,417	21,426	3,500	2,069	24,054,307
61 - 90 days past due	18,039,010	1,208,936	88,119	11,800	571	—	19,348,436
91 or more days past due	31,126,328	3,120,210	183,434	14,028	14,708	168	34,458,876
Total	$1,041,554,654	$52,109,459	$2,527,702	$202,144	$33,223	$3,068	$1,096,430,250

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago
Current	$7,583,075	$9,360	$—	$—	$—	$—	$7,592,435
30 - 60 days past due	686,667	1,423	—	—	—	—	688,090
61 - 90 days past due	—	—	321	—	—	—	321
91 or more days past due	—	34,509	656	—	—	—	35,165
Total	$8,269,742	$45,292	$977	$—	$—	$—	$8,316,011
Total gross loans							$1,104,746,261

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$948,353,853	$39,661,944	$1,522,148	$83,073	$1,790	$831	$989,623,639
30 - 60 days past due	29,300,148	1,872,816	72,187	1,322	—	—	31,246,473
61 - 90 days past due	23,075,264	1,363,196	75,343	567	—	—	24,514,370
91 or more days past due	40,825,388	9,211,503	858,024	117,183	31,433	2,237	51,045,768
Total	$1,041,554,653	$52,109,459	$2,527,702	$202,145	$33,223	$3,068	$1,096,430,250
	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,583,075	$—	$—	$—	$—	$—	$7,583,075
30 - 60 days past due	686,667	—	—	—	—	—	686,667
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	—	45,292	977	—	—	—	46,269
Total	$8,269,742	$45,292	$977	$—	$—	$—	$8,316,011
Total gross loans							$1,104,746,261

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
1.Borrower type
2.Active months
3.Prior loan performance
4.Customer Tenure

To determine how well each metric predicts default risk the Company uses loss rate data over an observation period of twelve months at the loan level.The information value was then calculated for each metric. From this analysis management determined the metric that had the strongest predictor of default risk was Customer Tenure. The Customer Tenure buckets used in the allowance for credit loss calculation are:

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

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,702,970	$4,799,102	$5,680,380	$9,195,642	$19,675,124	$92,378,094
6 to 17 months	94,466,209	3,187,347	2,798,411	6,290,155	12,275,913	106,742,122
18 to 35 months	158,217,605	3,570,696	2,592,402	4,981,208	11,144,306	169,361,911
36 to 59 months	123,542,346	2,432,489	1,753,291	2,927,501	7,113,281	130,655,627
60+ months	569,639,500	10,064,674	6,523,952	11,064,370	27,652,996	597,292,496

Tax advance loans	7,592,435	688,090	321	35,165	723,576	8,316,011
Total gross loans	1,026,161,065	24,742,398	19,348,757	34,494,041	78,585,196	1,104,746,261
Unearned interest, insurance and fees	(259,492,219)	(6,256,776)	(4,892,850)	(8,722,739)	(19,872,365)	(279,364,584)
Total net loans	$766,668,846	$18,485,622	$14,455,907	$25,771,302	$58,712,831	$825,381,677

Percentage of period-end gross loans receivable		2.2%	1.8%	3.1%	7.1%

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2021:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,532,439	$5,245,878	$6,019,264	$10,580,514	$21,845,656	$92,378,095
6 to 17 months	90,679,304	3,936,937	3,267,446	8,858,434	16,062,817	106,742,121
18 to 35 months	153,922,334	4,471,202	3,488,629	7,479,745	15,439,576	169,361,910
36 to 59 months	120,168,698	3,229,253	2,337,625	4,920,052	10,486,930	130,655,628
60+ months	554,320,865	14,363,203	9,401,406	19,207,022	42,971,631	597,292,496

Tax advance loans	7,583,075	686,667	—	46,269	732,936	8,316,011
Total gross loans	$997,206,715	$31,933,140	$24,514,370	$51,092,036	$107,539,546	$1,104,746,261
Unearned interest, insurance and fees	$(252,170,339)	$(8,075,147)	$(6,199,113)	$(12,919,985)	$(27,194,245)	$(279,364,584)
Total net loans	$745,036,376	$23,857,993	$18,315,257	$38,172,051	$80,345,301	$825,381,677

Percentage of period-end gross loans receivable		2.9%	2.2%	4.6%	9.7%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended March 31, 2021, the Company reversed a total of $6.2 million of unpaid accrued interest against interest income. During the twelve months ended March 31, 2021, the Company reversed a total of $22.4 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of March 31, 2021	As of March 31, 2020	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of March 31, 2021	Interest Income Recognized Fiscal 2021
0 to 5 months	$17,191,922	$26,040,593	$—	$—	$1,705,371
6 to 17 months	13,211,641	17,466,450	—	—	2,433,144
18 to 35 months	12,088,377	13,723,295	—	—	2,195,160
36 to 59 months	8,161,951	10,071,288	—	—	1,609,059
60+ months	31,925,232	44,293,545	—	—	6,747,722

Tax advance loans	46,269	41,573	—	—	—
Unearned interest, insurance and fees	(20,894,036)	(28,510,140)
Total	$61,731,356	$83,126,604	$—	$—	$14,690,456

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2021, 2020, and 2019:

	2021	2020	2019
Balance at beginning of period	$96,487,856	81,519,624	66,088,139
Impact of ASC 326 adoption	28,628,368	—	—
Provision for loan losses	86,244,714	181,730,182	148,426,578
Loan losses	(141,270,125)	(183,439,199)	(148,308,199)
Recoveries	21,631,475	16,677,249	15,313,106
Balance at end of period	$91,722,288	96,487,856	81,519,624

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

The average net balance of impaired loans was $57.2 million, and $47.0 million, respectively, for the years ended March 31, 2020, and 2019. It is not practicable to compute the amount of interest earned on impaired loans, nor is it practicable to compute the interest income recognized using the cash-basis method during the period such loans were impaired.

The following is an assessment of the credit quality for March 31, 2020:

Credit risk
Consumer loans- non-bankrupt accounts	$1,203,552,152
Consumer loans- bankrupt accounts	6,319,214
Total gross loans	1,209,871,366

Consumer credit exposure
Credit risk profile based on payment activity, performing	1,104,130,714
Contractual non-performing, 61 days or more delinquent (1)	105,740,652
Total gross loans	1,209,871,366

Credit risk profile based on customer type
New borrower	124,800,193
Former borrower	127,108,125
Refinance	935,448,882
Delinquent refinance	22,514,166
Total gross loans	$1,209,871,366
_______________________________________________________
(1) Loans in non-accrual status

The following is a summary of the past due receivables as of:

March 31, 2020
Contractual basis:
30-60 days past due	$49,137,102
61-90 days past due	35,020,925
91 days or more past due	70,719,727
Total	$154,877,754

Percentage of period-end gross loans receivable	12.8%

Recency basis:
30-60 days past due	$48,206,910
61-90 days past due	28,450,942
91 days or more past due	50,669,837
Total	$127,327,689

Percentage of period-end gross loans receivable	10.5%

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2021	March 31, 2020
Land	$100,443	100,443
Building and leasehold improvements	17,882,214	17,048,098
Furniture and equipment	54,735,353	51,376,746
	72,718,010	68,525,287
Less accumulated depreciation and amortization	(46,377,973)	(43,764,179)
Total	$26,340,037	24,761,108

Depreciation expense was approximately $6.9 million, $7.1 million, and $6.6 million for the years ended March 31, 2021, 2020, and 2019, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$54,777,749	(32,322,607)	22,455,142	$50,411,969	(27,215,464)	23,196,505
Value assigned to non-compete agreements	10,252,143	(9,169,768)	1,082,375	10,054,643	(8,802,671)	1,251,972
Total	$65,029,892	(41,492,375)	23,537,517	$60,466,612	(36,018,135)	24,448,477

The estimated amortization expense for intangible assets for future years ended March 31 is as follows: $4.8 million for 2022; $4.2 million for 2023; $4.0 million for 2024; $3.7 million for 2025; $3.1 million for 2026; and an aggregate of $3.8 million for the years thereafter.

(5)Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2021 and 2020:

	2021	2020
Balance at beginning of year:
Goodwill	$7,450,422	7,114,094
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,370,791	7,034,463

Goodwill acquired during the year	$—	336,328
Impairment losses	—	—

Balance at end of year:
Goodwill	$7,450,422	7,450,422
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,370,791	7,370,791

The Company performed an annual impairment test during the fourth quarters of fiscal 2021 and 2020 and determined none of its recorded goodwill was impaired.

(6)Notes Payable

Senior Notes Payable; Revolving Credit Facility

At March 31, 2021, the Company's notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $685.0 million provided that certain conditions are met. At March 31, 2021, $405.0 million was outstanding under the facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2021. The letter of credit expires on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin between 3.5% and 4.5% based on certain EBITDA related metrics set forth in the revolving credit agreement, which will be determined and adjusted on a monthly basis with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.3 million, $1.0 million, and $1.1 million for the years ended March 31, 2021, 2020, and 2019, respectively. Borrowings under the revolving credit facility mature on June 7, 2024.

For the years ended March 31, 2021, 2020, and 2019 the Company’s effective interest rate, including the commitment fee, was 5.8%, 5.8%, and 6.7% respectively, and the unused amount available under the revolver at March 31, 2021 was $181.4 million.

Substantially all of the Company's assets are pledged as collateral for borrowings under the revolving credit agreement.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of (a) $365.0 million through December 30, 2020 and (b) $325.0 million on and after December 31, 2020; (ii) a minimum fixed charge coverage ratio of (a) 2.25 to 1.0 for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 and (b) 2.75 to 1.0 for each fiscal quarter thereafter; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.0 to 1.0; and (iv) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2021, the aggregate annual maturities of the notes payable for each of the five fiscal years subsequent to March 31, 2021 were as follows:

2022	$—
2023	—
2024	—
2025	405,007,500
2026	—
Total future debt payments	$405,007,500

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2021, 2020, and 2019 consist of:

	2021	2020	2019
Insurance revenue	$44,214,454	50,360,730	45,182,596
Tax return preparation revenue	18,098,087	20,936,447	21,454,117
Auto club membership revenue	7,863,145	6,254,748	4,452,018
Other	4,244,079	4,150,319	4,299,917
Insurance and other income	$74,419,765	81,702,244	75,388,648

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2021, 2020, and 2019, the amount of net written premiums by the reinsurance subsidiary were $5.9 million, $6.6 million, and $5.6 million, respectively, and the amount of earned premiums were $6.0 million, $6.2 million, and $5.7 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2021 and 2020, the cash reserves were $4.0 million and $4.7 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2021, 2020, and 2019:

	2021	2020	2019
Insurance premiums written	$7,072,647	8,251,927	6,164,871
Recoveries on claims paid	$959,620	1,001,288	996,482
Claims paid	$5,223,484	7,570,126	6,553,271

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, all of which were classified as operating at March 31, 2021. Both the branch real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the years ended March 31, 2021 and 2020:

	2021	2020
Lease Cost
Operating lease cost	$27,977,226	$26,244,323
Short-term lease cost	1,800	4,500
Variable lease cost	3,621,748	3,376,275
Total lease cost	$31,600,774	$29,625,098

The following table reports other information about the Company's leases for years ended March 31, 2021 and 2020:

	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$27,559,260	$25,618,886
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,482,167	$36,826,045
Weighted average remaining lease term — operating leases	7.3 years	8.4 years
Weighted-average discount rate — operating leases	6.3%	6.7%

The following table reports information about the maturity of the Company's operating leases as of March 31, 2021:

Operating lease liability maturity analysis
FY2022	25,697,140
FY2023	21,366,591
FY2024	17,262,768
FY2025	12,608,028
FY2026	8,874,883
Thereafter	31,311,884
Total undiscounted lease liability	$117,121,294
Imputed interest	25,403,219
Total discounted lease liability	$91,718,075

The Company had no leases with related parties at March 31, 2021 or 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, expands current benefits of net operating losses and increases the allowable business interest deduction under Section 163(j). The CARES Act did not have a material impact on the Company's income tax position.

Income tax expense (benefit) from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2021
Continuing Operations- Federal	$16,443,592	4,077,609	20,521,201
Continuing Operations- State and local	1,025,645	1,573,753	2,599,398
	$17,469,237	5,651,362	23,120,599

Year ended March 31, 2020
Continuing Operations- Federal	$3,307,872	(224,604)	3,083,268
Continuing Operations- State and local	2,871,179	797,518	3,668,697
	$6,179,051	572,914	6,751,965

Year ended March 31, 2019
Continuing Operations- Federal	$20,508,247	(1,833,943)	18,674,304
Continuing Operations- State and local	(871,439)	(1,821,808)	(2,693,247)
	$19,636,808	(3,655,751)	15,981,057

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense from continuing operations for March 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
Expected income tax	$23,394,720	7,330,983	18,874,500
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	2,053,524	3,398,271	1,576,915
Federal tax credits (net)	(1,173,435)	(7,616,236)	—
State tax credits	—	(500,000)	(3,704,580)
Revalue deferred tax assets and liabilities	—	—	(852,523)
Uncertain tax positions	(2,107,263)	(167,455)	(183,929)
Nondeductible penalties	8,274	4,562,830	2,210
Executive compensation limitation under Section 162(m)	1,203,203	1,305,975	37,457
Excess tax benefits related to equity compensation	(996,769)	(612,987)	(287,703)
Prior year adjustments	(30,953)	(672,358)	106,075
Other, net	769,298	(277,058)	412,635
	$23,120,599	6,751,965	15,981,057

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense from discontinued operations for March 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
Expected income tax	$—	—	491,783
Increase (reduction) in income taxes resulting from:
Foreign income adjustments	—	—	187,974
Other, net	—	—	(53,174)
	$—	—	626,583

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax assets:
Allowance for credit losses	$22,908,670	23,900,236
Unearned insurance commissions	10,080,766	9,964,655
Accrued expenses primarily related to employee benefits	13,676,701	12,730,245
Reserve for uncollectible interest	645,113	1,205,082
Lease liability	22,231,591	25,309,841
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	7,928,184	7,784,059
State net operating loss carryforwards	78,358	387,558
Gross deferred tax assets	80,804,309	84,536,602
Less valuation allowance	(11,184,384)	(11,040,259)
Net deferred tax assets	69,619,925	73,496,343

Deferred tax liabilities:
Fair value adjustment for loans receivable	(12,362,590)	(14,065,135)
Property and equipment	(5,902,421)	(5,097,147)
Intangible assets	(243,574)	(925,319)
Deferred net loan origination costs	(1,268,653)	(1,664,486)
Prepaid expenses	(1,412,337)	(1,185,759)
Right-of-use asset	(21,826,178)	(25,045,690)
Other	(1,611,430)	(2,254,822)
Gross deferred tax liabilities	(44,627,183)	(50,238,358)

Deferred income taxes, net	$24,992,742	23,257,985

At March 31, 2021, the Company had state net operating loss carryforwards of approximately $2.2 million. A deferred tax asset of approximately $0.1 million has been recorded to reflect the benefit of these losses that the Company expects to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2036 and 2039.

The valuation allowance for deferred tax assets increased by $144,125 for the year ended March 31, 2021 when compared to March 31, 2020. The valuation allowance at March 31, 2021 and 2020 was $11.2 million and $11.0 million, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2021 consisted of $1,274 related to state of Colorado net operating loss carryforwards in the amount of $54,318, which expire in 2025, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, and $7.9 million related to the $37.1 million capital loss carryforward from the sale of the Mexican operations in fiscal 2019 which expires in 2024 and $0.7 million related to the sale of the former headquarters building which expires in 2026.  The Company does not expect to generate enough foreign source income or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.   Based upon the level of historical taxable income and projections for future taxable income over the periods in which the related temporary differences are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2021.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of March 31, 2021, 2020, and 2019, the Company had $3.1 million, $5.8 million, and $5.8 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $2.6 million, $5.2 million, and $5.4 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2021, 2020, and 2019 are presented below:

	2021	2020	2019
Unrecognized tax benefit balance beginning of year	$4,351,811	4,043,623	6,946,229
Gross increases for tax positions of current year	36,541	246,725	54,025
Gross increases (decreases) for tax positions of prior years	—	786,674	(138,405)
Settlements with tax authorities	(1,968,702)	—	(1,356,714)
Lapse of statute of limitations	(608,406)	(725,211)	(1,461,512)
Unrecognized tax benefit balance end of year	$1,811,244	4,351,811	4,043,623

At March 31, 2021, approximately $0.7 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2021, 2020, and 2019, the Company had $1.2 million, $1.4 million, and $1.8 million accrued for gross interest, respectively, of which $0.3 million, $(0.1) million, and $1.1 million represented the current period expense for the periods ended March 31, 2021, 2020, and 2019.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations calculations:

	For the year ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$88,282,828	6,493,898	$13.59

Effect of dilutive securities options and restricted stock	—	178,212

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$88,282,828	6,672,110	$13.23

	For the year ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$28,157,478	7,688,242	$3.66

Effect of dilutive securities options and restricted stock	—	264,658

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$28,157,478	7,952,900	$3.54

	For the year ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common shareholders	$73,897,515	8,994,036	$8.22

Effect of dilutive securities options and restricted stock	—	210,341

Diluted EPS
Income from continuing operations available to common shareholders including dilutive securities	$73,897,515	9,204,377	$8.03

Options to purchase 608,087, 656,347, and 592,947 shares of common stock at various prices were outstanding during the years ended March 31, 2021, 2020, and 2019, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.6 million, $1.6 million, and $1.5 million, for the years ended March 31, 2021, 2020, and 2019, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2021, 2020, and 2019, contributions of $0.55 million, $0.58 million, and $0.65 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $6.4 million and $6.8 million as of March 31, 2021 and 2020, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2021 and 2020 no executive or director had deferred compensation under this plan.

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan, and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation and Stock Option Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2021 there were a total of 170,377 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2021, 2020, and 2019 was $58.48, $57.69, and $53.50 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility	57.53%	52.28%	48.94%
Average risk-free interest rate	0.59%	1.58%	3.01%
Expected life	6.3 years	6.3 years	6.7 years

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

Option activity for the year ended March 31, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	646,728	$88.30
Granted	38,473	109.30
Exercised	(165,237)	74.25
Forfeited	(18,666)	105.14
Expired	(1,130)	103.75
Options outstanding, end of period	500,168	$93.89	6.29	$18,080,095
Options exercisable, end of period	213,095	$81.47	4.11	$10,300,232

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2021. This amount will change as the stock's market price changes. The total intrinsic value of options exercised during the years ended March 31, 2021, 2020, and 2019 was as follows:

2021	2020	2019
$9,996,167	$5,083,094	$4,433,495

As of March 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $8.4 million, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Restricted Stock

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $106.28 per share.

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $90.23 per share.

During fiscal 2019, the Company granted 760,420 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $101.61 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $15.5 million, $23.4 million, and $13.6 million for the years ended March 31, 2021, 2020, and 2019, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2021, there was approximately $27.2 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.5 years based on current estimates.

A summary of the status of the Company’s restricted stock as of March 31, 2021 and changes during the year ended March 31, 2021, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2020	705,254	$101.47
Granted during the period	52,735	106.28
Vested during the period	(83,250)	101.17
Forfeited during the period	(60,000)	100.79
Outstanding at March 31, 2021	614,739	$101.99

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the years ended March 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Stock-based compensation related to equity classified units:
Stock-based compensation related to stock options	$3,804,674	5,522,883	3,991,967
Stock-based compensation related to restricted stock	15,476,603	23,429,277	13,643,343
Total stock-based compensation related to equity classified awards	$19,281,277	28,952,160	17,635,310

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2021, 2020, and 2019:

	2021	2020	2019

Number of branches acquired through business combinations	—	38	17
Number of asset purchases	50	140	88
Total acquisitions	50	178	105

Purchase price	$19,774,252	$61,555,973	$44,145,787
Tangible assets:
Loans receivable, net	15,210,973	47,026,694	33,920,847
Property and equipment	—	74,000	1,500
	15,210,973	47,100,694	33,922,347

Excess of purchase prices over fair value of net tangible assets	$4,563,279	$14,455,279	$10,223,440

Customer lists	$4,365,779	$13,228,951	$9,688,440
Non-compete agreements	197,500	890,000	535,000
Goodwill	—	336,328	—

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

(14)Fair Value

Fair Value Disclosures

The Company may carry certain financial instruments and derivative assets and liabilities at fair value on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

		March 31, 2021		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$15,746,454	$15,746,454	$11,618,922	$11,618,922
Loans receivable, net	3	733,659,389	733,659,389	804,402,786	804,402,786

LIABILITIES
Senior notes payable	3	405,007,500	405,007,500	451,100,000	451,100,000

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below:

		March 31, 2021		March 31, 2020
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$1,143,528	$1,143,528	$3,991,498	$3,991,498

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

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and 2020.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2021				Fiscal 2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$123,867	124,441	130,946	146,280	138,441	141,573	146,996	163,018
Provision for credit losses	25,661	26,090	28,857	5,636	41,291	52,968	55,219	32,252
General and administrative expenses	71,608	75,293	77,875	77,411	81,776	78,452	90,558	96,707
Interest expense	5,562	5,893	7,305	6,940	4,403	6,328	7,130	8,035
Income tax expense	5,527	3,767	2,418	11,409	2,363	1,312	356	2,721
Net income (loss)	$15,509	13,398	14,491	44,884	8,608	2,513	(6,267)	23,303

Net income (loss) per common share:
Basic	$2.26	2.01	2.32	7.25	1.01	0.32	(0.87)	3.23
Diluted	$2.24	1.96	2.25	6.96	0.97	0.31	(0.87)	3.18

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

(16)Commitments and Contingencies

From time to time, the Company is involved in litigation matters relating to claims arising out of its operations in the normal course of business.

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

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	March 31, 2020	March 31, 2020
Assets held for sale:
Property and equipment, net	$1,143,528	$3,991,498
Total assets held for sale	$1,143,528	$3,991,498

(18)Discontinued Operations

On August 3, 2018 the Company and its affiliates completed the sale of the Company's Mexico operating segment in its entirety. The Company sold all of the issued and outstanding capital stock and equity interest of WAC de Mexico and SWAC to the Purchasers, effective as of July 1, 2018, for a purchase price of approximately $44.4 million. Under the terms of the stock purchase agreement, we are obligated to indemnify the Purchasers for claims and liabilities relating to certain investigations of WAC de Mexico, SWAC, or the Sellers by the DOJ or the SEC that commenced prior to July 1, 2018. Additionally, the Company has provided limited ParaData systems and software training to the Purchasers, as requested. The Company has not and will not have any other involvement with the Mexico operating segment subsequent to the sale's effective date.

The following table reconciles the major classes of line items constituting pre-tax income of discontinued operations to the amounts presented in the Consolidated Statements of Operations:

	Year ended March 31,
	2021	2020	2019
Revenues	$—	$—	$9,693,367
Provision for loan losses	—	—	1,809,059
General and administrative expenses	—	—	5,542,483
Income from discontinued operations before disposal of discontinued operations and income taxes	—	—	2,341,825
Loss on disposal of discontinued operations	—	—	(38,377,623)
Income taxes	—	—	626,583
Loss from discontinued operations	$—	$—	$(36,662,381)

The following table presents operating, investing and financing cash flows for the Company’s discontinued operations:

	Year ended March 31,
	2021	2020	2019

Cash provided by operating activities:	$—	$—	$3,553,854
Cash provided by (used in) investing activities:	—	—	1,138,084
Cash provided by (used in) financing activities:	$—	$—	$(17,126,000)

(19)Subsequent Events

Management is not aware of any significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2021. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2021 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	June 2, 2021	Date:	June 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 2, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Emphasis of Matter
As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in the year ended March 31, 2021 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

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

Allowance for Credit Losses and Adoption of ASC 326
As described in Notes 1 and 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 326 on April 1, 2020, which resulted in an increase to the allowance for credit losses of $28.6 million upon adoption, and the Company established an allowance for credit losses of $91.7 million as of March 31, 2021, which was estimated using the Company’s current expected credit Loss (CECL) model. The Company’s CECL model calculates the allowance for credit losses for each customer tenure bucket using a historical migration analysis for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management utilizes a reasonable and supportable forecast to determine if migration rates should be adjusted based on the most recent 6-month loss curves and compares these values to historical loss curves for indications of significant changes. Management also takes qualitative information into consideration concerning credit conditions on an as needed basis if new information arises related to the customer’s ability to repay the loan. Qualitative information monitored includes trends in delinquencies, FICO scores, and average loan size, which are monitored against historical trends to determine if changes are needed to the historical migration analysis. Management utilized significant judgment in determining to use customer tenure as the basis to calculate the allowance for credit losses in the development of the CECL model and in identifying and evaluating reasonable and supportable forecasts and qualitative factors. We identified the Company’s allowance for credit losses as a critical audit matter as auditing management’s judgments in developing the CECL model, specifically the use of customer tenure as the basis of calculation, and in identifying and evaluating reasonable and supportable forecasts and qualitative factors regarding the allowance for credit losses required a high degree of auditor judgment and increased extent of audit effort. Our audit procedures related to the Company’s allowance for credit losses included the following, among others:
a.We obtained an understanding of the relevant controls related to the development of the CECL model, and tested such controls throughout the year for design and operating effectiveness, including those controls over (a) validation of data used in the CECL model, (b) information technology controls relating to the CECL model, and (c) the management review and approval of the CECL model.
b.We obtained an understanding of the relevant controls related to the allowance for credit losses, and tested such controls for design and operating effectiveness, including those controls over (a) validation of data within the CECL model and (b) the management review and approval of the computed allowance for credit losses including adjustments applied for reasonable and supportable forecasts and qualitative factors.
c.We tested the completeness and accuracy of data inputs into the CECL model as of March 31, 2021 and the adoption date as of April 1, 2020.
d.We evaluated the appropriateness of the allowance for credit losses by testing the mathematical accuracy of the quantitative calculations used by the Company.
e.We evaluated key assumptions, reasonable and supportable forecasts, and qualitative factors, including customer tenure loss rate trends and delinquency, for reasonableness by comparing to internal and external source data.
f.We evaluated the reasonableness of management’s historical loss rates by customer tenure and loan type by testing that charge-offs had the correct customer tenure classification within the CECL model, which impacted both the development of the CECL model and the reasonable and supportable forecasts used.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Las Vegas, Nevada
June 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and our report dated June 2, 2021 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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
June 2, 2021

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

Management assessed our internal control over financial reporting as of March 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of Public Accounting Firm

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2021.

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

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2021 and 2020

        Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020, and 2019

        Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2021, 2020, and 2019

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2021, 2020, and 2019

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020, and 2019

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
2.01	Stock Purchase Agreement effective July 1, 2018, by and among World Acceptance Corporation, WFC Services Inc., WAC Mexico Holdings LLC, Astro Wealth, S.A. de C.V., and Astro Assets, S.A. de C.V.		8-K	2.1	08-03-18
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.08	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K/A	10.1	12-16-20
10.09	Fifth Amendment to Amended and Restated Revolving Credit Facility dated March 26, 2021		8-K	10.1	03-29-21
10.10	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.11	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
10.12+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.13+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.14+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.15+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.16+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.17+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19
10.18+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.19+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.20+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08

10.21+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.22+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.23+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.24+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.25+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan		10-Q	10.11	02-01-08
10.26+	World Acceptance Corporation 2005 Stock Option Plan		DEF 14A	Appendix B	06-30-05
10.27+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan		10-Q	10.12	02-01-08
10.28+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.29	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.30+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.31+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.32+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.33+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.34+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.35+	Form of Restricted Stock Award Agreement (Group A)		8-K	99.2	12-10-12
10.36+	Form of Restricted Stock Award Agreement (Group B)		8-K	99.3	12-10-12
10.37+	Form of Executive Restricted Stock Award Agreement (Form A)		8-K	99.2	10-01-15
10.38+	Form of Restricted Stock Award Agreement Amendment		8-K	10.1	03-22-16
10.39+	Form of Executive Restricted Stock Award Agreement (Form B)		10-K	10.41	06-13-18
10.40+	Form of Executive Restricted Stock Award Agreement (Form C)		10-K	10.42	06-13-18
10.41+	Form of Director Restricted Stock Award Agreement (Form A)		10-K	10.43	06-13-18
10.42+	Form of Director Restricted Stock Award Agreement (Form B)		10-K	10.44	06-13-18
10.43+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.44+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.45+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.46+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.47+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.48+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.49+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.50+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.51+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
21	Schedule of the Company’s Subsidiaries as of March 31, 2021	*
23	Consent of RSM US LLP	*

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2021 and March 31, 2020;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019;
(iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019;
(iv) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019;
(v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	June 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President, Chief Executive Officer and Director		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	June 2, 2021	Date:	June 2, 2021

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	June 2, 2021

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	June 2, 2021	Date:	June 2, 2021

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	June 2, 2021	Date:	June 2, 2021