Form 10-Q
period 2021-06-30
WORLD ACCEPTANCE CORP
filed 2021-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

The number of outstanding shares of the issuer’s common stock, no par value, as of August 3, 2021 was 6,692,894.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2022" are to the Company’s fiscal year ending March 31, 2022; all references in this report to "fiscal 2021" are to the Company's fiscal year ended March 31, 2021; and all references to "fiscal 2020" are to the Company’s fiscal year ended March 31, 2020.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	the Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$8,387,320	$15,746,454
Gross loans receivable	1,223,138,687	1,104,746,261
Less:
Unearned interest, insurance and fees	(322,753,401)	(279,364,584)
Allowance for credit losses	(97,852,630)	(91,722,288)
Loans receivable, net	802,532,656	733,659,389
Right-of-use asset (Note 6)	89,797,336	90,055,572
Property and equipment, net	24,457,334	26,340,037
Deferred income taxes, net	28,782,464	24,992,742
Other assets, net	38,865,715	31,423,134
Goodwill	7,370,791	7,370,791
Intangible assets, net	22,339,503	23,537,517
Assets held for sale (Note 2)	1,143,528	1,143,528
Total assets	$1,023,676,647	$954,269,164

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$467,699,588	$405,007,500
Income taxes payable	12,407,028	11,575,861
Lease liability (Note 6)	89,871,852	91,718,075
Accounts payable and accrued expenses	48,227,317	41,040,287
Total liabilities	618,205,785	549,341,723

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,693,703 and 6,805,294 shares at June 30, 2021 and March 31, 2021, respectively	—	—
Additional paid-in capital	261,446,129	255,590,674
Retained earnings	144,024,733	149,336,767
Total shareholders' equity	405,470,862	404,927,441

Total liabilities and shareholders' equity	$1,023,676,647	$954,269,164

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2021	2020
Revenues:
Interest and fee income	$109,174,715	$109,860,456
Insurance income, net and other income	20,484,663	14,006,346
Total revenues	129,659,378	123,866,802

Expenses:
Provision for credit losses	30,265,811	25,660,660
General and administrative expenses:
Personnel	46,232,123	44,622,023
Occupancy and equipment	13,606,977	13,181,506
Advertising	3,759,709	2,612,167
Amortization of intangible assets	1,214,784	1,382,128
Other	8,537,604	9,810,155
Total general and administrative expenses	73,351,197	71,607,979

Interest expense	5,501,072	5,561,877
Total expenses	109,118,080	102,830,516

Income before income taxes	20,541,298	21,036,286

Income taxes	4,770,470	5,526,637

Net income	$15,770,828	$15,509,649

Net income per common share:
Basic	$2.56	$2.26
Diluted	$2.44	$2.24
Weighted average common shares outstanding:
Basic	6,158,486	6,867,457
Diluted	6,455,753	6,928,121

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	$404,927,441
Proceeds from exercise of stock options	23,494	1,808,854	—	1,808,854
Common stock repurchases	(134,249)	—	(21,082,862)	(21,082,862)
Restricted common stock expense under stock option plan, net of cancellations ($137,489)	(836)	3,102,974	—	3,102,974
Stock option expense	—	943,627	—	943,627
Net income	—	—	15,770,828	15,770,828
Balances at June 30, 2021	6,693,703	$261,446,129	144,024,733	$405,470,862

	Three months ended June 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	—	—	—	—
Common stock repurchases	(326,298)	—	(19,451,287)	(19,451,287)
Restricted common stock expense under stock option plan, net of cancellations ($119,865)	(29,948)	3,417,000	—	3,417,000
Stock option expense	—	1,046,735	—	1,046,735
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	15,509,649	15,509,649
Balances at June 30, 2020	7,451,588	$231,678,312	159,564,603	$391,242,915

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$15,770,828	$15,509,649
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,214,784	1,382,128
Amortization of investment in historic tax credits	977,846	434,096
Amortization of debt issuance costs	145,421	144,171
Provision for credit losses	30,265,811	25,660,660
Depreciation	2,449,931	1,716,612
Loss on sale of property and equipment	289,254	34,058
Deferred income tax benefit	(3,789,722)	2,512,174
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	4,184,090	4,583,600
Change in accounts:
Other assets, net	(9,999,219)	2,545,580
Income taxes payable	831,167	2,582,959
Accounts payable and accrued expenses	7,187,031	(5,266,403)
Net cash provided by operating activities	49,527,222	51,839,284
Cash flows from investing activities:
Increase in loans receivable, net	(98,996,207)	73,293,367
Net assets acquired from acquisitions, primarily loans	(142,870)	(4,776,558)
Increase in intangible assets from acquisitions	(16,769)	(985,354)
Purchases of property and equipment	(915,582)	(2,376,871)
Proceeds from sale of property and equipment	59,100	18,515
Net cash provided by (used in) investing activities	(100,012,328)	65,173,099
Cash flow from financing activities:
Borrowings from senior notes payable	108,792,088	32,705,500
Payments on senior notes payable	(46,100,000)	(131,600,000)
Debt issuance costs associated with senior notes payable	—	(205,500)
Proceeds from exercise of stock options	1,808,854	—
Payments for taxes related to net share settlement of equity awards	(137,489)	(119,865)
Repayment of finance lease	(154,619)	—
Repurchase of common stock	(21,082,862)	(19,451,287)
Net cash provided by (used in) financing activities	43,125,972	(118,671,152)
Net change in cash and cash equivalents	(7,359,134)	(1,658,769)
Cash and cash equivalents at beginning of period	15,746,454	11,618,922
Cash and cash equivalents at end of period	$8,387,320	$9,960,153

Supplemental Disclosures:
Interest paid during the period	$5,295,753	$6,046,067
Income taxes paid during the period	$7,729,025	$666,505
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2021 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2021, and the results of operations and cash flows for the periods ended June 30, 2021 and 2020, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC. In addition to the "Critical Accounting Policies" impacted by the new CECL standard described below, the Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to the amounts previously reported to conform to the current period presentation.

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. As of June 30, 2021, the Company still expects to complete the sale of the third, and final, building held for sale.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	June 30, 2021	March 31, 2021
Assets held for sale:
Property and equipment, net	$1,143,528	$1,143,528
Total assets held for sale	$1,143,528	$1,143,528

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

		June 30, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$8,387,320	8,387,320	$15,746,454	15,746,454
Loans receivable, net	3	802,532,656	802,532,656	733,659,389	733,659,389

LIABILITIES
Senior notes payable	3	467,699,588	467,699,588	405,007,500	405,007,500

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		June 30, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$1,143,528	$1,143,528	$1,143,528	$1,143,528

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2021 or March 31, 2021.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2021	March 31, 2021
0 to 5 months	$103,852,785	$92,378,097
6 to 17 months	111,290,093	106,742,121
18 to 35 months	210,101,533	169,361,910
36 to 59 months	151,521,634	130,655,627
60+ months	643,882,305	597,292,495

Tax advance loans	2,490,337	8,316,011
Total gross loans	$1,223,138,687	$1,104,746,261

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,102,178,309	$35,689,779	$2,793,918	$149,895	$15,651	$831	$1,140,828,383
30 - 60 days past due	30,238,330	2,370,042	277,064	35,120	8,822	—	32,929,378
61 - 90 days past due	16,701,091	1,649,920	185,245	16,323	4,028	—	18,556,607
91 or more days past due	25,036,701	3,022,261	255,079	14,422	5,087	432	28,333,982
Total	$1,174,154,431	$42,732,002	$3,511,306	$215,760	$33,588	$1,263	$1,220,648,350

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$168,692	$831	$—	$—	$—	$—	169,523
30 - 60 days past due	335,358	945	—	—	—	—	336,303
61 - 90 days past due	563,613	1,413	—	—	—	—	565,026
91 or more days past due	1,409,785	9,379	321	—	—	—	1,419,485
Total	$2,477,448	$12,568	$321	$—	$—	$—	$2,490,337
Total gross loans							$1,223,138,687

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$970,526,682	$45,769,052	$2,102,732	$154,890	$14,444	$831	$1,018,568,631
30 - 60 days past due	21,862,634	2,011,261	153,417	21,426	3,500	2,069	24,054,307
61 - 90 days past due	18,039,010	1,208,936	88,119	11,800	571	—	19,348,436
91 or more days past due	31,126,328	3,120,210	183,434	14,028	14,708	168	34,458,876
Total	$1,041,554,654	$52,109,459	$2,527,702	$202,144	$33,223	$3,068	$1,096,430,250

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,583,075	$9,360	$—	$—	$—	$—	7,592,435
30 - 60 days past due	686,667	1,423	—	—	—	—	688,090
61 - 90 days past due	—	—	321	—	—	—	321
91 or more days past due	—	34,509	656	—	—	—	35,165
Total	$8,269,742	$45,292	$977	$—	$—	$—	$8,316,011
Total gross loans							$1,104,746,261

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,090,473,262	$31,698,268	$2,169,389	$77,983	$3,061	$831	$1,124,422,794
30 - 60 days past due	32,347,248	1,643,999	131,190	—	—	—	34,122,437
61 - 90 days past due	17,594,353	1,175,151	93,413	7,662	—	—	18,870,579
91 or more days past due	33,739,567	8,214,583	1,117,315	130,116	30,527	432	43,232,540
Total	$1,174,154,430	$42,732,001	$3,511,307	$215,761	$33,588	$1,263	$1,220,648,350

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$136,117	$—	$—	$—	$—	$—	$136,117
30 - 60 days past due	330,547	—	—	—	—	—	330,547
61 - 90 days past due	596,653	—	—	—	—	—	596,653
91 or more days past due	1,414,131	12,568	321	—	—	—	1,427,020
Total	$2,477,448	$12,568	$321	$—	$—	$—	$2,490,337
Total gross loans							$1,223,138,687

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2021:

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021	2020
Beginning balance	$91,722,288	$96,487,856
Impact of ASC 326 adoption	—	28,628,369
Provision for credit losses	30,265,811	25,660,660
Charge-offs	(30,016,940)	(43,831,942)
Recoveries	5,881,471	5,741,654
Net charge-offs	(24,135,469)	(38,090,288)
Ending Balance	$97,852,630	$112,686,597

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$85,496,091	$5,646,646	$4,107,098	$8,602,948	$18,356,692	$103,852,783
6 to 17 months	99,626,709	4,650,359	2,758,248	4,254,777	11,663,384	111,290,093
18 to 35 months	197,298,693	5,725,542	3,055,374	4,021,925	12,802,841	210,101,534
36 to 59 months	143,356,588	3,720,599	1,874,128	2,570,320	8,165,047	151,521,635
60+ months	615,050,300	13,186,232	6,761,761	8,884,012	28,832,005	643,882,305

Tax advance loans	169,522	336,303	565,026	1,419,486	$2,320,815	2,490,337
Total gross loans	1,140,997,903	33,265,681	19,121,635	29,753,468	82,140,784	1,223,138,687
Unearned interest, insurance and fees	(301,078,657)	(8,777,918)	(5,045,686)	(7,851,140)	(21,674,744)	(322,753,401)
Total net loans	$839,919,246	$24,487,763	$14,075,949	$21,902,328	$60,466,040	$900,385,286

Percentage of period-end gross loans receivable		2.7%	1.6%	2.4%	6.7%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,702,970	$4,799,102	$5,680,380	$9,195,642	$19,675,124	$92,378,094
6 to 17 months	94,466,209	3,187,347	2,798,411	6,290,155	12,275,913	106,742,122
18 to 35 months	158,217,605	3,570,696	2,592,402	4,981,208	11,144,306	169,361,911
36 to 59 months	123,542,346	2,432,489	1,753,291	2,927,501	7,113,281	130,655,627
60+ months	569,639,500	10,064,674	6,523,952	11,064,370	27,652,996	597,292,496

Tax advance loans	7,592,435	688,090	321	35,165	$723,576	8,316,011
Total gross loans	1,026,161,065	24,742,398	19,348,757	34,494,041	78,585,196	1,104,746,261
Unearned interest, insurance and fees	(259,492,219)	(6,256,776)	(4,892,850)	(8,722,739)	(19,872,365)	(279,364,584)
Total net loans	$766,668,846	$18,485,622	$14,455,907	$25,771,302	$58,712,831	$825,381,677

Percentage of period-end gross loans receivable		2.2%	1.8%	3.1%	7.1%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$84,288,878	$5,594,534	$3,942,595	$10,026,778	$19,563,907	$103,852,785
6 to 17 months	97,816,652	4,635,619	2,608,969	6,228,853	13,473,441	111,290,093
18 to 35 months	194,896,422	5,844,466	3,113,896	6,246,749	15,205,111	210,101,533
36 to 59 months	141,381,446	3,850,933	1,952,425	4,336,830	10,140,188	151,521,634
60+ months	606,039,397	14,196,885	7,252,694	16,393,329	37,842,908	643,882,305

Tax advance loans	136,117	330,547	596,653	1,427,020	$2,354,220	2,490,337
Total gross loans	1,124,558,912	34,452,984	19,467,232	44,659,559	98,579,775	1,223,138,687
Unearned interest, insurance and fees	(296,740,850)	(9,091,216)	(5,136,879)	(11,784,456)	(26,012,551)	(322,753,401)
Total net loans	$827,818,062	$25,361,768	$14,330,353	$32,875,103	$72,567,224	$900,385,286

Percentage of period-end gross loans receivable		2.8%	1.6%	3.7%	8.1%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,532,439	$5,245,878	$6,019,264	$10,580,514	$21,845,656	$92,378,095
6 to 17 months	90,679,304	3,936,937	3,267,446	8,858,434	16,062,817	106,742,121
18 to 35 months	153,922,334	4,471,202	3,488,629	7,479,745	15,439,576	169,361,910
36 to 59 months	120,168,698	3,229,253	2,337,625	4,920,052	10,486,930	130,655,628
60+ months	554,320,865	14,363,203	9,401,406	19,207,022	42,971,631	597,292,496

Tax advance loans	7,583,075	686,667	—	46,269	$732,936	8,316,011
Total gross loans	997,206,715	31,933,140	24,514,370	51,092,036	107,539,546	1,104,746,261
Unearned interest, insurance and fees	(252,170,339)	(8,075,147)	(6,199,113)	(12,919,985)	(27,194,245)	(279,364,584)
Total net loans	$745,036,376	$23,857,993	$18,315,257	$38,172,051	$80,345,301	$825,381,677

Percentage of period-end gross loans receivable		2.9%	2.2%	4.6%	9.7%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended June 30, 2021, the Company reversed a total of $3.8 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of June 30, 2021	As of March 31, 2021	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of June 30, 2021	Interest Income Recognized
0 to 5 months	$14,337,987	$17,256,243	$—	$—	$337,672
6 to 17 months	9,313,814	13,153,363	—	—	517,569
18 to 35 months	9,973,520	12,048,132	—	—	528,420
36 to 59 months	6,778,869	8,156,159	—	—	383,805
60+ months	25,567,236	31,947,750	—	—	1,508,141

Tax advance loans	2,032,883	46,269	—	—	—
Unearned interest, insurance and fees	(17,944,508)	(20,889,617)	—	—
Total	$50,059,801	$61,718,299	$—	$—	$3,275,607
NOTE 6 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

When determining the economic life of a lease the Company adopts a convention of applying an economic life equal to the useful life as specified in its accounting policy. Refer to Note 1, “Property and Equipment,” to the Company's Annual Report on

Form 10-K for the fiscal year ended March 31, 2021 for a description of the Company's accounting policy regarding useful lives.

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, most of which were classified as operating at June 30, 2021. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
Lease Cost
Finance lease cost	$110,429	$—
Amortization of right-of-use assets	101,906	—
Interest on lease liabilities	8,523	—
Operating lease cost	$6,824,446	$7,069,662
Short-term lease cost	—	1,800
Variable lease cost	932,363	879,650
Total lease cost	$7,977,667	$7,951,112

The following table reports other information about the Company's leases for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,974,357	$6,936,849
Operating cash flows from finance leases	8,523	—
Operating cash flows from operating leases	6,811,215	6,936,849
Financing cash flows from finance leases	154,619	—
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$3,455,876	$4,123,442
Weighted-average remaining lease term — finance leases	0.7 years	0.0 years
Weighted average remaining lease term — operating leases	7.2 years	7.2 years
Weighted-average discount rate (monthly) — finance leases	6.4%	—%
Weighted-average discount rate — operating leases	6.2%	6.6%

The following table reports information about the maturity of the Company's operating leases as of June 30, 2021:

June 30, 2021
Operating lease liability maturity analysis
Fiscal 2022	$19,577,011
Fiscal 2023	22,507,371
Fiscal 2024	18,369,057
Fiscal 2025	13,527,921
Fiscal 2026	9,639,212
Fiscal 2027	5,668,322
Thereafter	26,624,620
Total undiscounted lease liability	115,913,514
Imputed interest	26,041,662
Total discounted lease liability	$89,871,852

The Company had no leases with related parties at June 30, 2021 or March 31, 2021.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2021	2020
Basic:
Weighted average common shares outstanding (denominator)	6,158,486	6,867,457

Diluted:
Weighted average common shares outstanding	6,158,486	6,867,457
Dilutive potential common shares	297,267	60,664
Weighted average diluted shares outstanding (denominator)	6,455,753	6,928,121

Options to purchase 493,554 and 642,011 shares of common stock at various prices were outstanding during the three months ended June 30, 2021 and 2020 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2021, there were a total of 168,849 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2021 and 2020 was $84.83 and $30.39, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2021	2020

Dividend Yield	—%	—%
Expected Volatility	57.05%	55.10%
Average risk-free rate	1.01%	0.43%
Expected Life	6.0 years	6.2 years

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

Option activity for the three months ended June 30, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	500,168	$93.89
Granted during period	4,898	160.08
Exercised during period	(23,494)	76.99
Forfeited during period	(4,000)	100.79
Expired during period	—	—
Options outstanding, end of period	477,572	$95.34	6.2 years	$31,007,801
Options exercisable, end of period	189,701	$82.04	4.0 years	$14,835,182

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of June 30, 2021. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2021 and 2020 was as follows:

	June 30, 2021	June 30, 2020

Three months ended	$2,021,676	$—

As of June 30, 2021, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.7 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Restricted Stock

During the first three months of fiscal 2022, the Company did not grant any shares of restricted stock.

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $106.28 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.2 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of June 30, 2021, there was approximately $24.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.8 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2021, and changes during the three months ended June 30, 2021, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2021	614,739	$101.99
Granted during the period	—	—
Vested during the period	(2,666)	118.26
Forfeited during the period	—	—
Outstanding at June 30, 2021	612,073	$101.92

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three month periods ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,
	2021	2020
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$943,627	$1,046,735
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,240,463	3,536,865
Total stock-based compensation related to equity classified awards	$4,184,090	$4,583,600

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021	2020
Acquisitions:
Number of branches acquired through business combinations	—	—
Number of loan portfolios acquired through asset purchases	1	13
Total acquisitions	1	13

Purchase price	$159,640	$5,761,912

Tangible assets:
Loans receivable, net	142,870	4,776,558
Property and equipment	—	—
Total tangible assets	142,870	4,776,558

Excess of purchase prices over carrying value of net tangible assets	$16,770	$985,354

Customer lists	$11,770	915,354
Non-compete agreements	$5,000	70,000
Goodwill	$—	—

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2021 the Company's notes payable consisted of a $685.0 million senior revolving credit facility. At June 30, 2021 $467.7 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2021. The letter of credit expires on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.4 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR, if necessary.

For the three months ended June 30, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.0% annualized and 5.8%, respectively, and the unused amount available under the revolver at June 30, 2021 was $182.5 million. The Company also had $34.5 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The Company was in compliance with these covenants at June 30, 2021 and March 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

NOTE 11 – INCOME TAXES

As of June 30, 2021 and March 31, 2021, the Company had $3.2 million and $3.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $2.6 million and $2.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2021, approximately $0.7 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2021, the Company had approximately $1.3 million accrued for gross interest, of which $59.2 thousand was accrued during the three months ended June 30, 2021.

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

The Company’s effective income tax rate totaled 23.2% for the quarter ended June 30, 2021 compared to 26.3% for the prior year quarter. The decrease is primarily due to the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the correction being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: the ongoing impact of the COVID-19 pandemic and the mitigation efforts by governments and related effects on our financial condition, business operations and liquidity, our customers, our employees, and the overall economy; recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the Securities and Exchange Commission (SEC), Department of Justice, U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation, employee misconduct or misconduct by third parties, uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans, labor unrest the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2021	2020
	(Dollars in thousands)
Gross loans receivable	$1,223,139	$1,067,877
Average gross loans receivable (1)	1,144,425	1,113,530
Net loans receivable (2)	900,385	794,284
Average net loans receivable (3)	849,175	831,388

Expenses as a percentage of total revenue:
Provision for credit losses	23.3%	20.7%
General and administrative	56.6%	57.8%
Interest expense	4.2%	4.5%
Operating income as a % of total revenue (4)	20.1%	21.5%

Loan volume (5)	754,209	463,484

Net charge-offs as percent of average net loans receivable on an annualized basis	11.4%	18.3%

Return on average assets (trailing 12 months)	9.1%	3.4%

Return on average equity (trailing 12 months)	23.0%	8.2%

Branches opened or acquired (merged or closed), net	—	(3)

Branches open (at period end)	1,205	1,240
_______________________________________________________
(1) Average gross loans receivable has been determined by averaging month-end gross loans receivable over the indicated period, excluding tax advances.
(2) Net loans receivable is defined as gross loans receivable less unearned interest and deferred fees.
(3) Average net loans receivable has been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding tax advances.
(4) Operating income is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Comparison of three months ended June 30, 2021 versus three months ended June 30, 2020

Gross loans outstanding increased to $1.22 billion as of June 30, 2021, a 14.5% increase from the $1.07 billion of gross loans outstanding as of June 30, 2020. During the three months ended June 30, 2021 our number of unique borrowers in the portfolio decreased by 1.0% compared to a decrease of 14.0% during the three months ended June 30, 2020.

Net income for the three months ended June 30, 2021 increased to $15.8 million, a 1.7% increase from the $15.5 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $0.6 million, or 2.1%.

Revenues increased by $5.8 million, or 4.7%, to $129.7 million during the three months ended June 30, 2021 from $123.9 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding. Revenues from the 1,205 branches open throughout both three-month periods increased by 16.0%.

Interest and fee income for the three months ended June 30, 2021 decreased by $0.7 million, or 0.6%, from the same period of the prior year. Interest and fee income decreased despite an increase in average net loans outstanding due to a shift to larger, lower interest rate loans. Net loans outstanding at June 30, 2021 increased by 13.4% over the balance at June 30, 2020. Average net loans outstanding increased by 2.1% for the three months ended June 30, 2021 compared to the three-month period ended June 30, 2020.

Insurance commissions and other income for the three months ended June 30, 2021 increased by $6.5 million, or 46.3%, from the same period of the prior year. Insurance commissions increased by approximately $2.1 million, or 20.0%, during the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Insurance commissions benefited from the shift to larger loans mentioned above. Other income increased by $4.4 million. Sales of our motor club product increased by $2.5 million. Our motor club product benefited from increased demand as well as the shift into larger loans. Revenue from our tax preparation business increased to $3.3 million in the first quarter of fiscal 2022 from $1.9 million in the first quarter of fiscal 2021, or 79.5%. This was largely driven by a delay in the individual income tax filing season which resulted in a higher number of tax preparations being completed in the first quarter of fiscal 2022.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss ("CECL") methodology to accrue for expected losses. The provision for credit losses increased $4.6 million, or 17.9%, to $30.3 million from $25.7 million when comparing the first quarter of fiscal 2022 to the first quarter of fiscal 2021. The provision increased during the quarter primarily due to significant loan growth during the quarter. CECL requires expected losses to be accrued at the time of origination. This increase was offset by a $14.0 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 18.3% in the first quarter of fiscal 2021 to 11.4% in the first quarter of fiscal 2022. The charge-off rate during the quarter benefited from the increased average tenure and reduced credit risk of customers in the portfolio as of March 31, 2021. We are experiencing lower losses on loans that were in the portfolio as of July 1, 2020 than initially predicted under our CECL methodology through June 30, 2021.

The Company's allowance for credit losses as a percentage of net loans was 10.9% at June 30, 2021 compared to 14.2% at June 30, 2020. Accounts that were 61 days or more past due on a recency basis were 4.0% at June 30, 2021 compared to 5.7% at June 30, 2020. Accounts that were 61 days or more past due on a contractual basis were 5.2% at June 30, 2021 compared to 7.9% at June 30, 2020.

G&A expenses for the three months ended June 30, 2021 increased by $1.7 million, or 2.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 57.8% during the first three months of fiscal 2021 to 56.6% during the first three months of fiscal 2022. G&A expenses per average open branch increased by 5.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $46.2 million for the three months ended June 30, 2021, a $1.6 million, or 3.6%, increase over the three months ended June 30, 2020. Salary expense decreased approximately $2.4 million, or 9.0%, when comparing the two quarterly periods ended June 30, 2021 and 2020. Our headcount as of June 30, 2021, decreased 10.0% compared to June 30, 2020. Benefit expense increased approximately $1.8 million, or 21.8%, when comparing the quarterly periods ended June 30, 2021 and 2020. Incentive expense increased $2.3 million, or 24.1% due to an increase in branch level bonuses offset by a decrease in share-based compensation..

Occupancy and equipment expense totaled $13.6 million for the three months ended June 30, 2021, a $0.4 million, or 3.2%, increase over the three months ended June 30, 2020. The three months ended June 30, 2021 included a $0.3 million write down of signage as a result of rebranding our branch offices. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended June 30, 2021, the average occupancy and equipment expense per branch increased to $11.3 thousand, up from $10.6 thousand for the three months ended June 30, 2020.

Advertising expense totaled $3.8 million for the three months ended June 30, 2021, a $1.1 million, or 43.9%, increase over the three months ended June 30, 2020. The Company anticipated an increase in demand during the quarter and increased marketing spend accordingly.

Amortization of intangible assets totaled $1.2 million for the three months ended June 30, 2021, a $167.3 thousand, or 12.1%, decrease over the three months ended June 30, 2020.

Other expense totaled $8.5 million for the three months ended June 30, 2021, an $1.3 million, or 13.0%, decrease over the three months ended June 30, 2020.

Interest expense for the three months ended June 30, 2021 decreased by $0.1 million, or 1.1%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 10.9% decrease in the effective interest rate from 5.6% to 5.0%. There was a 7.5% increase in the average debt outstanding, from $390.9 million to $420.2 million. The Company’s senior debt-to-equity ratio increased from 0.9:1 at June 30, 2020 to 1.2:1 at June 30, 2021.

Other key return ratios for the first three months of fiscal 2022 included a 9.1% return on average assets and a return on average equity of 23.0% (both on a trailing 12-month basis), as compared to a 3.4% return on average assets and a return on average equity of 8.2% (both on a trailing 12-month basis) for the first three months of fiscal 2021.

The Company’s effective income tax rate decreased to 23.2% for the three months ended June 30, 2021 compared to 26.3% for the corresponding period of the previous year. The decrease is primarily due to the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the correction being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter.
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

The CFPB is currently working under an acting director as the new administration’s nominee awaits congressional confirmation. These changes in the CFPB leadership could result in a change in priorities for the agency, including the Rule discussed above or other initiatives of the CFPB.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2021 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2021 was $49.5 million.

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

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.5% with a minimum rate of 4.5%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and will work to limit any negative impacts that could result during any transition away from LIBOR. At June 30, 2021, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.0% annualized and 5.8%, respectively, and the unused amount available under the revolver at June 30, 2021 was $182.5 million. The Company also had $34.5 million that may become available under the revolving credit facility if it grows the net eligible finance receivables. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of June 30, 2021, the Company had $20.3 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility limits share repurchases to $90 million through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of June 30, 2021, the Company's debt outstanding was $467.7 million and its shareholders' equity was $405.5 million resulting in a debt-to-equity ratio of 1.2:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2021, the Company’s financial instruments consisted of the following: cash and cash equivalents, loans receivable and senior notes payable. Fair value approximates carrying value for all of these instruments. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates.

The Company’s outstanding debt under its revolving credit facility was $467.7 million at June 30, 2021. Interest on borrowing under this facility is based on the greater of 4.5% or one month LIBOR plus an applicable margin of 3.5%. Based on the outstanding balance at June 30, 2021, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.7 million on an annual basis.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

The following table details purchases of the Company's common stock made by the Company during the three months ended June 30, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1 through April 30, 2021	—	$—	—	$21,396,732
May 1 through May 31, 2021	52,967	149.15	52,967	13,496,624
June 1 through June 30, 2021	81,282	162.14	81,282	20,317,898
Total for the quarter	134,249	$157.01	134,249

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2021, the Company had $20.3 million remaining in aggregate repurchase capacity under its authorizations. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The share repurchase program does not have an expiration date and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2021, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2021 and June 30, 2020;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2021 and June 30, 2020;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and June 30, 2020; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
+	Management Contract or other compensatory plan required to be filed under Item 6 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 6, 2021