Form 10-Q
period 2021-09-30
WORLD ACCEPTANCE CORP
filed 2021-11-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

The number of outstanding shares of the issuer’s common stock, no par value, as of October 29, 2021 was 6,699,409.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$16,886,215	$15,746,454
Gross loans receivable	1,394,827,136	1,104,746,261
Less:
Unearned interest, insurance and fees	(370,017,101)	(279,364,584)
Allowance for credit losses	(114,660,240)	(91,722,288)
Loans receivable, net	910,149,795	733,659,389
Operating lease right‐of‐use assets, net (Note 6)	88,197,277	90,055,572
Finance lease right‐of‐use assets, net (Note 6)	810,101	1,013,901
Property and equipment, net	25,066,530	25,326,136
Deferred income taxes, net	34,248,014	24,992,742
Other assets, net	35,544,370	31,423,134
Goodwill	7,370,791	7,370,791
Intangible assets, net	22,306,060	23,537,517
Assets held for sale (Note 2)	—	1,143,528
Total assets	$1,140,579,153	$954,269,164

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$275,705,753	$405,007,500
Senior unsecured notes payable, net	294,897,327	—
Income taxes payable	8,258,170	11,575,861
Operating lease liability (Note 6)	89,754,406	91,132,722
Finance lease liability (Note 6)	283,632	585,353
Accounts payable and accrued expenses	52,672,524	41,040,287
Total liabilities	721,571,812	549,341,723

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,724,140 and 6,805,294 shares at September 30, 2021 and March 31, 2021, respectively	—	—
Additional paid-in capital	272,572,177	255,590,674
Retained earnings	146,435,164	149,336,767
Total shareholders' equity	419,007,341	404,927,441

Total liabilities and shareholders' equity	$1,140,579,153	$954,269,164

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenues:
Interest and fee income	$118,113,200	$108,885,851	$227,287,915	$218,746,307
Insurance income, net and other income	19,713,684	15,555,201	40,198,347	29,561,547
Total revenues	137,826,884	124,441,052	267,486,262	248,307,854

Expenses:
Provision for credit losses	42,043,526	26,090,367	72,309,337	51,751,027
General and administrative expenses:
Personnel	45,745,551	46,832,893	91,977,674	91,454,916
Occupancy and equipment	12,934,959	13,515,468	26,541,936	26,696,974
Advertising	5,294,835	5,255,613	9,054,544	7,867,780
Amortization of intangible assets	1,245,545	1,286,118	2,460,329	2,668,246
Other	9,767,969	8,402,448	18,305,573	18,212,603
Total general and administrative expenses	74,988,859	75,292,540	148,340,056	146,900,519

Interest expense	6,713,653	5,892,790	12,214,725	11,454,667
Total expenses	123,746,038	107,275,697	232,864,118	210,106,213

Income before income taxes	14,080,846	17,165,355	34,622,144	38,201,641

Income taxes	1,640,754	3,766,735	6,411,224	9,293,372

Net income	$12,440,092	$13,398,620	$28,210,920	$28,908,269

Net income per common share:
Basic	$2.04	$2.01	$4.61	$4.27
Diluted	$1.94	$1.96	$4.38	$4.20
Weighted average common shares outstanding:
Basic	6,083,255	6,680,969	6,120,665	6,773,704
Diluted	6,413,079	6,853,425	6,434,211	6,890,265

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2021	6,693,703	$261,446,129	144,024,733	405,470,862
Proceeds from exercise of stock options	87,628	6,873,724	—	6,873,724
Common stock repurchases	(61,187)	—	(10,029,661)	(10,029,661)
Restricted common stock expense under stock option plan, net of cancellations ($12,724)	3,996	3,342,974	—	3,342,974
Stock option expense	—	909,350	—	909,350
Net income	—	—	12,440,092	12,440,092
Balances at September 30, 2021	6,724,140	$272,572,177	146,435,164	419,007,341

	Three months ended September 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2020	7,451,588	$231,678,312	159,564,603	391,242,915
Proceeds from exercise of stock options	15,571	1,006,825	—	1,006,825
Common stock repurchases	(460,120)	—	(43,235,638)	(43,235,638)
Restricted common stock expense under stock option plan, net of cancellations ($90,720)	(4,959)	3,776,190	—	3,776,190
Stock option expense	—	1,086,239	—	1,086,239
Net loss	—	—	13,398,620	13,398,620
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	367,275,151

	Six months ended September 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	$404,927,441
Proceeds from exercise of stock options	111,122	8,682,578	—	8,682,578
Common stock repurchases	(195,436)	—	(31,112,523)	(31,112,523)
Restricted common stock expense under stock option plan, net of cancellations ($150,213)	3,160	6,445,948	—	6,445,948
Stock option expense	—	1,852,977	—	1,852,977
Net income	—	—	28,210,920	28,210,920
Balances at September 30, 2021	6,724,140	$272,572,177	146,435,164	$419,007,341

	Six months ended September 30, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	15,571	1,006,825	—	1,006,825
Common stock repurchases	(786,418)	—	(62,686,925)	(62,686,925)
Restricted common stock expense under stock option plan, net of cancellations ($284,079)	(34,907)	7,193,190	—	7,193,190
Stock option expense	—	2,132,974	—	2,132,974
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	28,908,269	28,908,269
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	$367,275,151

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2021	2020
Cash flow from operating activities:
Net income	$28,210,920	$28,908,269
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on assets held for sale	38,633	—
Amortization of intangible assets	2,460,329	2,668,246
Amortization of investment in historic tax credits	1,955,692	868,192
Amortization of debt issuance costs	301,996	315,015
Provision for credit losses	72,309,337	51,751,027
Depreciation	3,355,606	3,477,512
Loss on sale of property and equipment	337,181	34,058
Deferred income tax expense (benefit)	(9,255,272)	1,218,798
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	8,449,138	9,610,243
Change in accounts:
Other assets, net	(5,887,792)	1,984,942
Income taxes payable	(3,317,691)	(242,285)
Accounts payable and accrued expenses	11,632,237	(20,387,516)
Net cash provided by operating activities	110,590,314	80,206,501
Cash flows from investing activities:
Increase in loans receivable, net	(239,168,631)	19,745,335
Net assets acquired from acquisitions, primarily loans	(9,631,112)	(5,786,847)
Increase in intangible assets from acquisitions	(1,228,872)	(1,150,091)
Purchases of property and equipment	(3,382,481)	(4,760,009)
Proceeds from sale of assets held for sale	1,104,895	—
Proceeds from sale of property and equipment	153,100	2,947,225
Net cash provided by (used in) investing activities	(252,153,101)	10,995,613
Cash flow from financing activities:
Borrowings from senior notes payable	239,248,253	144,676,750
Payments on senior notes payable	(368,550,000)	(170,876,750)
Issuance of senior unsecured notes payable	300,000,000	—
Debt issuance costs associated with senior unsecured notes payable	(5,113,826)	—
Debt issuance costs associated with senior notes payable	—	(376,750)
Proceeds from exercise of stock options	8,682,578	1,006,825
Payments for taxes related to net share settlement of equity awards	(150,213)	(284,079)
Repayment of finance lease	(301,721)	(292,201)
Repurchase of common stock	(31,112,523)	(62,686,925)
Net cash provided by (used in) financing activities	142,702,548	(88,833,130)
Net change in cash and cash equivalents	1,139,761	2,368,984
Cash and cash equivalents at beginning of period	15,746,454	11,618,922
Cash and cash equivalents at end of period	$16,886,215	$13,987,906

Supplemental Disclosures:
Interest paid during the period	$11,251,918	$11,283,327
Income taxes paid during the period	$19,204,025	$8,731,860
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2021 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2021, and the results of operations and cash flows for the periods ended September 30, 2021 and 2020, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. During the second quarter of fiscal 2022 the Company completed the sale of the last held for sale building, and recorded a $39.0 thousand loss on sale which is included as a component of Insurance income, net and other income in the consolidated statements of operations.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	September 30, 2021	March 31, 2021
Assets held for sale:
Property and equipment, net	$—	$1,143,528
Total assets held for sale	$—	$1,143,528

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, senior notes payable, and senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately eight months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		September 30, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$16,886,215	$16,886,215	$15,746,454	$15,746,454
Loans receivable, net	3	910,149,795	910,149,795	733,659,389	733,659,389

LIABILITIES
Senior unsecured notes payable	2	300,000,000	296,100,000	—	—
Senior notes payable	3	275,705,753	275,705,753	405,007,500	405,007,500

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		September 30, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$—	$—	$1,143,528	$1,143,528

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 or March 31, 2021.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	September 30, 2021	March 31, 2021
0 to 5 months	$160,762,921	$92,378,097
6 to 17 months	112,721,013	106,742,121
18 to 35 months	231,750,261	169,361,910
36 to 59 months	176,611,569	130,655,627
60+ months	712,329,556	597,292,495

Tax advance loans	651,816	8,316,011
Total gross loans	$1,394,827,136	$1,104,746,261

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,228,611,816	$38,665,263	$3,003,845	$123,756	$27,237	$789	$1,270,432,706
30 - 60 days past due	50,891,660	2,815,418	387,851	20,553	7,382	—	54,122,864
61 - 90 days past due	29,152,214	1,842,430	213,683	21,298	7,099	—	31,236,724
91 or more days past due	33,967,099	4,059,648	299,904	43,950	10,341	2,084	38,383,026
Total	$1,342,622,789	$47,382,759	$3,905,283	$209,557	$52,059	$2,873	$1,394,175,320

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$38,954	$46	$—	$—	$—	$—	39,000
30 - 60 days past due	37,718	—	—	—	—	—	37,718
61 - 90 days past due	33,254	—	164	—	—	—	33,418
91 or more days past due	534,716	6,964	—	—	—	—	541,680
Total	$644,642	$7,010	$164	$—	$—	$—	$651,816
Total gross loans							$1,394,827,136

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,213,267,088	$34,694,764	$2,379,587	$67,338	$8,304	$789	$1,250,417,870
30 - 60 days past due	55,615,259	1,988,198	160,947	3,115	—	—	57,767,519
61 - 90 days past due	32,795,445	1,479,744	139,530	5,452	—	—	34,420,171
91 or more days past due	40,944,995	9,220,054	1,225,219	133,652	43,756	2,084	51,569,760
Total	$1,342,622,787	$47,382,760	$3,905,283	$209,557	$52,060	$2,873	$1,394,175,320

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$18,447	$—	$—	$—	$—	$—	$18,447
30 - 60 days past due	29,569	—	—	—	—	—	29,569
61 - 90 days past due	27,070	—	—	—	—	—	27,070
91 or more days past due	569,557	7,009	164	—	—	—	576,730
Total	$644,643	$7,009	$164	$—	$—	$—	$651,816
Total gross loans							$1,394,827,136

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three and six months ended September 30, 2021 and 2020:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Beginning balance	97,852,630	$112,686,597	$91,722,288	$96,487,856
Impact of ASC 326 adoption	—	—	—	28,628,368
Provision for credit losses	42,043,526	26,090,367	72,309,337	51,751,027
Charge-offs	(29,849,610)	(33,793,503)	(59,866,550)	(77,625,445)
Recoveries	4,613,694	4,617,898	10,495,165	10,359,553
Net charge-offs	(25,235,916)	(29,175,605)	(49,371,385)	(67,265,892)
Ending Balance	$114,660,240	$109,601,359	$114,660,240	$109,601,359

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$130,841,492	$11,360,208	$8,223,747	$10,337,474	$29,921,429	$160,762,921
6 to 17 months	95,146,387	6,583,447	4,574,435	6,416,744	17,574,626	112,721,013
18 to 35 months	209,934,364	9,798,948	5,441,891	6,575,058	21,815,897	231,750,261
36 to 59 months	164,431,451	5,847,505	2,881,394	3,451,219	12,180,118	176,611,569
60+ months	670,079,012	20,532,756	10,115,257	11,602,531	42,250,544	712,329,556

Tax advance loans	38,999	37,718	33,418	541,681	612,817	651,816
Total gross loans	1,270,471,705	54,160,582	31,270,142	38,924,707	124,355,431	1,394,827,136
Unearned interest, insurance and fees	(337,028,327)	(14,367,617)	(8,295,284)	(10,325,873)	(32,988,774)	(370,017,101)
Total net loans	$933,443,378	$39,792,965	$22,974,858	$28,598,834	$91,366,657	$1,024,810,035

Percentage of period-end gross loans receivable		3.9%	2.2%	2.8%	8.9%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,702,970	$4,799,102	$5,680,380	$9,195,642	$19,675,124	$92,378,094
6 to 17 months	94,466,209	3,187,347	2,798,411	6,290,155	12,275,913	106,742,122
18 to 35 months	158,217,605	3,570,696	2,592,402	4,981,208	11,144,306	169,361,911
36 to 59 months	123,542,346	2,432,489	1,753,291	2,927,501	7,113,281	130,655,627
60+ months	569,639,500	10,064,674	6,523,952	11,064,370	27,652,996	597,292,496

Tax advance loans	7,592,435	688,090	321	35,165	723,576	8,316,011
Total gross loans	1,026,161,065	24,742,398	19,348,757	34,494,041	78,585,196	1,104,746,261
Unearned interest, insurance and fees	(259,492,219)	(6,256,776)	(4,892,850)	(8,722,739)	(19,872,365)	(279,364,584)
Total net loans	$766,668,846	$18,485,622	$14,455,907	$25,771,302	$58,712,831	$825,381,677

Percentage of period-end gross loans receivable		2.2%	1.8%	3.1%	7.1%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$129,295,224	$11,569,048	$8,382,893	$11,515,755	$31,467,696	$160,762,920
6 to 17 months	93,069,152	6,780,420	4,840,146	8,031,296	19,651,862	112,721,014
18 to 35 months	206,576,798	10,391,728	6,019,523	8,762,211	25,173,462	231,750,260
36 to 59 months	161,763,230	6,386,089	3,383,798	5,078,453	14,848,340	176,611,570
60+ months	659,713,466	22,640,234	11,793,811	18,182,045	52,616,090	712,329,556

Tax advance loans	18,447	29,569	27,070	576,730	633,369	651,816
Total gross loans	1,250,436,317	57,797,088	34,447,241	52,146,490	144,390,819	1,394,827,136
Unearned interest, insurance and fees	(331,713,378)	(15,332,302)	(9,138,099)	(13,833,322)	(38,303,723)	(370,017,101)
Total net loans	$918,722,939	$42,464,786	$25,309,142	$38,313,168	$106,087,096	$1,024,810,035

Percentage of period-end gross loans receivable		4.1%	2.5%	3.7%	10.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,532,439	$5,245,878	$6,019,264	$10,580,514	$21,845,656	$92,378,095
6 to 17 months	90,679,304	3,936,937	3,267,446	8,858,434	16,062,817	106,742,121
18 to 35 months	153,922,334	4,471,202	3,488,629	7,479,745	15,439,576	169,361,910
36 to 59 months	120,168,698	3,229,253	2,337,625	4,920,052	10,486,930	130,655,628
60+ months	554,320,865	14,363,203	9,401,406	19,207,022	42,971,631	597,292,496

Tax advance loans	7,583,075	686,667	—	46,269	732,936	8,316,011
Total gross loans	997,206,715	31,933,140	24,514,370	51,092,036	107,539,546	1,104,746,261
Unearned interest, insurance and fees	(252,170,339)	(8,075,147)	(6,199,113)	(12,919,985)	(27,194,245)	(279,364,584)
Total net loans	$745,036,376	$23,857,993	$18,315,257	$38,172,051	$80,345,301	$825,381,677

Percentage of period-end gross loans receivable		2.9%	2.2%	4.6%	9.7%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended September 30, 2021, the Company reversed a total of $6.8 million of unpaid accrued interest against interest income. During the six months ended September 30, 2021, the Company reversed a total of $10.6 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of September 30, 2021	As of March 31, 2021	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of September 30, 2021	Interest Income Recognized
0 to 5 months	$20,180,823	$17,256,243	$—	$—	$565,222
6 to 17 months	13,153,496	13,153,363	—	—	825,557
18 to 35 months	15,190,793	12,048,132	—	—	909,227
36 to 59 months	8,807,368	8,156,159	—	—	653,087
60+ months	31,343,442	31,947,750	—	—	2,588,262

Tax advance loans	654,037	46,269	—	—	—
Unearned interest, insurance and fees	(23,697,282)	(20,889,617)	—	—
Total	$65,632,677	$61,718,299	$—	$—	$5,541,355

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, most of which were classified as operating at September 30, 2021. Both the real estate and office equipment leases range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2021 and 2020:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Lease Cost
Finance lease cost	$107,812	$117,764	$218,241	$237,895
Amortization of right-of-use assets	101,906	101,906	203,812	203,812
Interest on lease liabilities	5,906	15,858	14,429	34,083
Operating lease cost	$6,873,545	$7,018,273	$13,697,991	$14,087,935
Short-term lease cost	—	—	—	1,800
Variable lease cost	854,470	897,723	1,786,833	1,777,373
Total lease cost	$7,943,639	$8,151,524	$15,921,306	$16,342,898

The following table reports other information about the Company's leases for the three and six months ended September 30, 2021 and 2020:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,996,542	$7,075,461	$13,970,899	$14,175,452
Operating cash flows from finance leases	5,906	15,858	14,429	34,083
Operating cash flows from operating leases	6,843,534	6,912,319	13,654,749	13,849,168
Financing cash flows from finance leases	147,102	147,284	301,721	292,201
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,620,818	$3,509,052	$9,076,694	$7,632,494
Weighted-average remaining lease term — finance leases	0.6 years	1.2 years	0.6 years	1.2 years
Weighted average remaining lease term — operating leases	7.1 years	7.2 years	7.1 years	7.2 years
Weighted-average discount rate (monthly) — finance leases	6.3%	6.4%	6.3%	6.4%
Weighted-average discount rate — operating leases	6.2%	6.5%	6.2%	6.5%

The following table reports information about the maturity of the Company's operating and finance leases as of September 30, 2021:

	Operating Lease	Finance Lease
Fiscal 2022	$13,122,453	$203,565
Fiscal 2023	23,020,199	80,067
Fiscal 2024	18,818,997	—
Fiscal 2025	14,192,214	—
Fiscal 2026	10,213,933	—
Fiscal 2027	6,121,179	—
Thereafter	27,238,079	—
Total undiscounted lease liability	112,727,054	283,632
Imputed interest	22,972,648	—
Total discounted lease liability	$89,754,406	$283,632

The Company had no leases with related parties at September 30, 2021 or March 31, 2021.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding (denominator)	6,083,255	6,680,969	6,120,665	6,773,704

Diluted:
Weighted average common shares outstanding	6,083,255	6,680,969	6,120,665	6,773,704
Dilutive potential common shares	329,824	172,456	313,546	116,561
Weighted average diluted shares outstanding (denominator)	6,413,079	6,853,425	6,434,211	6,890,265

Options to purchase 426,382 and 637,322 shares of common stock at various prices were outstanding during the three months ended September 30, 2021 and 2020 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 459,785 and 639,654 shares of common stock at various prices were outstanding during the six months ended September 30, 2021 and 2020 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2021, there were a total of 156,166 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended September 30, 2021 and 2020 was $100.55 and $47.61, respectively. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2021 and 2020 was $97.25 and $47.31, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

Dividend Yield	—%	—%	—%	—%
Expected Volatility	57.86%	56.19%	58.35%	56.17%
Average risk-free rate	0.83%	0.35%	0.89%	0.36%
Expected Life	6.1 years	6.2 years	6.1 years	6.2 years

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

Option activity for the six months ended September 30, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	500,168	$93.89
Granted during period	17,899	180.33
Exercised during period	(111,122)	78.14
Forfeited during period	(7,750)	100.79
Expired during period	—	—
Options outstanding, end of period	399,195	$102.02	6.8 years	$34,964,006
Options exercisable, end of period	103,323	$85.31	4.6 years	$10,773,204

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of September 30, 2021. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2021 and 2020 was as follows:

	September 30, 2021	September 30, 2020

Three months ended	$9,519,593	$496,721
Six months ended	$11,541,269	$496,721

As of September 30, 2021, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $7.8 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Restricted Stock

During the first six months of fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $188.38 per share.

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $106.28 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.4 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized compensation expense of $6.6 million and $7.5 million for the six months ended September 30, 2021 and 2020, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of September 30, 2021, there was approximately $21.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.6 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2021, and changes during the six months ended September 30, 2021, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2021	614,739	$101.99
Granted during the period	4,062	188.38
Vested during the period	(2,808)	118.21
Forfeited during the period	—	—
Outstanding at September 30, 2021	615,993	$102.49

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and six month periods ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$909,350	$1,086,239	$1,852,977	$2,132,974
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,355,698	3,940,404	6,596,161	7,477,269
Total stock-based compensation related to equity classified awards	$4,265,048	$5,026,643	$8,449,138	$9,610,243

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2021 and 2020.

	Six months ended September 30,
	2021	2020
Acquisitions:
Number of branches acquired through business combinations	—	—
Number of loan portfolios acquired through asset purchases	50	15
Total acquisitions	50	15

Purchase price	$10,859,984	$6,936,938

Tangible assets:
Loans receivable, net	9,631,112	5,786,847
Property and equipment	—	—
Total tangible assets	9,631,112	5,786,847

Excess of purchase prices over carrying value of net tangible assets	$1,228,872	$1,150,091

Customer lists	$952,872	1,070,091
Non-compete agreements	$276,000	80,000
Goodwill	$—	—

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At September 30, 2021, the Company's senior notes payable consisted of a $685.0 million senior revolving credit facility. The revolving credit facility was amended in connection with the Company’s Notes offering (described below) on September 27, 2021 to permit the issuance of the Notes described below and increase the amount permitted under the accordion feature from $685.0 million to $785.0 million. At September 30, 2021, $275.7 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2021. The letter of credit expires on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.6 million and $0.8 million for the six months ended September 30, 2021 and 2020, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR.

For the six months ended September 30, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.0% annualized and 5.8%, respectively, and the unused amount available under the revolver at September 30, 2021 was $409.0 million. Borrowings under the revolving credit facility mature on June 7, 2024.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including: (i) a minimum consolidated net worth of $325,000,000; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0 (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0; and (iv) a maximum collateral performance indicator of 24.0%, as of the end of each calendar month. The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The Company was in compliance with these covenants at September 30, 2021 and March 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default and cross-acceleration to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change. If it is determined that a violation of any applicable law has occurred, such violation may give rise to an event of default under our credit agreement if such violation were to result in a material adverse change on our business, operations, results of operations, assets, liabilities, or condition (financial or otherwise), or a material impairment of the Company’s and the subsidiaries’ ability to perform their obligations under the agreement or related documents, or if the amount of any settlement, penalties, fines, or other payments resulted in the Company failing to satisfy any financial covenants.

The indenture governing the Notes contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain disqualified stock and preferred stock; (ii) pay dividends or distributions or redeem or purchase capital stock; (iii) prepay subordinated debt or make certain investments; (iv) transfer and sell assets; (v) create or permit to exist liens; (vi) enter into agreements that restrict dividends, loans and other distributions from their subsidiaries; (vii) engage in a merger, consolidation or sell, transfer or otherwise dispose of all or substantially all of their assets; and (viii) engage in transactions with affiliates. However, these covenants are subject to a number of important detailed qualifications and exceptions.

NOTE 11 – INCOME TAXES

As of September 30, 2021 and March 31, 2021, the Company had $3.3 million and $3.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $2.7 million and $2.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2021, approximately $0.7 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2021, the Company had approximately $1.4 million accrued for gross interest, of which $118.4 thousand was accrued during the six months ended September 30, 2021.

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

The Company’s effective income tax rate totaled 11.7% for the quarter ended September 30, 2021 compared to 21.9% for the prior year quarter. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises as a discrete item in the current quarter, the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the prior year quarter.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Gross loans receivable	$1,394,827	$1,109,366	$1,394,827	$1,109,366
Average gross loans receivable (1)	1,314,397	1,088,191	1,230,307	1,105,573
Net loans receivable (2)	1,024,810	819,666	1,024,810	819,666
Average net loans receivable (3)	965,588	805,346	908,381	821,808

Expenses as a percentage of total revenue:
Provision for credit losses	30.5%	21.0%	27.0%	20.8%
General and administrative	54.4%	60.5%	55.5%	59.2%
Interest expense	4.9%	4.7%	4.6%	4.6%
Operating income as a % of total revenue (4)	15.1%	18.5%	17.5%	20.0%

Loan volume (5)	801,487	647,024	1,555,696	1,110,507

Net charge-offs as percent of average net loans receivable on an annualized basis	10.5%	14.5%	10.9%	16.4%

Return on average assets (trailing 12 months)	8.6%	4.5%	8.6%	4.5%

Return on average equity (trailing 12 months)	22.4%	11.8%	22.4%	11.8%

Branches opened or acquired (merged or closed), net	(3)	(8)	(3)	(11)

Branches open (at period end)	1,202	1,232	1,202	1,232
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

Comparison of three months ended September 30, 2021 versus three months ended September 30, 2020

Gross loans outstanding increased to $1.39 billion as of September 30, 2021, a 25.7% increase from the $1.11 billion of gross loans outstanding as of September 30, 2020. During the three months ended September 30, 2021 our unique borrowers increased by 8.2% compared to an decrease of 3.7% during the three months ended September 30, 2020.

Net income for the three months ended September 30, 2021 decreased to $12.4 million, a 7.2% decrease from $13.4 million for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $2.3 million, or 9.8%.

Revenues for the three months ended September 30, 2021 increased by $13.4 million, or 10.8%, to $137.8 million from $124.4 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the three months ended September 30, 2021 increased by $9.2 million, or 8.5%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger lower interest rate loans. Net loans outstanding at September 30, 2021 increased by 25.0% over the balance at September 30, 2020. Average net loans outstanding increased by 19.9% for the three months ended September 30, 2021 compared to the three-month period ended September 30, 2020.

Insurance commissions and other income for the three months ended September 30, 2021 increased by $4.2 million, or 26.7%, from the same period of the prior year. Insurance commissions increased by approximately $3.1 million, or 28.6%, during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Insurance revenue increased due to a shift to larger loans during the quarter. The sale of insurance products are limited to large loans in several of our states. The large loan portfolio increased from 39.8% of the overall portfolio as of September 30, 2020 to 47.6% as of September 30, 2021. Other income increased by $1.1 million. Sales of our motor club product increased by $2.1 million as sales opportunities increased, similar to our insurance products, with the increase in large loan originations. The Company recorded a gain on company owned life insurance of $1.1 million in the prior year due to the death of a former executive.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss ("CECL") methodology to accrue for expected losses. The provision for credit losses increased $16.0 million, or 61.1%, to $42.0 million from $26.1 million when comparing the second quarter of fiscal 2022 to the second quarter of fiscal 2021. The provision increased during the quarter primarily due to significant loan growth during the quarter. CECL requires expected losses to be accrued at the time of origination. This increase was offset by a $3.9 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 14.5% in the second quarter of fiscal 2021 to 10.5% in the second quarter of fiscal 2022. The charge-off rate during the quarter benefited from the increased average tenure and reduced credit risk of customers in the portfolio as of June 30, 2021. We are experiencing lower losses on loans that were in the portfolio as of October 1, 2020 than initially predicted under our CECL methodology through September 30, 2021.

The Company's allowance for credit losses as a percentage of net loans was 11.2% at September 30, 2021 compared to 13.4% at September 30, 2020. Accounts that were 61 days or more past due on a recency basis were 5.0% of the portfolio at September 30, 2021 and 4.5% of the portfolio at September 30, 2020. Accounts that were 61 days or more past due on a contractual basis were 6.2% of the portfolio at September 30, 2021 compared to 6.2% of the portfolio at September 30, 2020.

G&A expenses for the three months ended September 30, 2021 decreased by $0.3 million, or 0.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 60.5% during the three months ended September 30, 2020 to 54.4% during the three months ended September 30, 2021. G&A expenses per average open branch increased by 2.2% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $45.7 million for the three months ended September 30, 2021, a $1.1 million, or 2.3%, decrease over the three months ended September 30, 2020. Salary expense decreased approximately $0.8 million, or 2.5%, when comparing the two quarterly periods ended September 30, 2021 and 2020. Our headcount as of September 30, 2021, decreased 7.5% compared to September 30, 2020. Benefit expense increased approximately $0.4 million, or 4.4%, when comparing the quarterly periods ended September 30, 2021 and 2020. Incentive expense decreased $0.8 million, or 6.5%.

Occupancy and equipment expense totaled $12.9 million for the three months ended September 30, 2021, a $0.6 million, or 4.3%, decrease over the three months ended September 30, 2020. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended September 30, 2021, the average occupancy and equipment expense per branch decreased to $10.7 thousand, down from $10.9 thousand for the three months ended September 30, 2020.

Advertising expense remained flat in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The Company anticipated an increase in demand during the quarter and increased marketing accordingly. Marketing spend remained neutral as the Company shifted to lower cost channels.

Amortization of intangible assets totaled $1.2 million for the three months ended September 30, 2021, a $40.6 thousand, or 3.2%, decrease over the three months ended September 30, 2020.

Other expense totaled $9.8 million for the three months ended September 30, 2021, a $1.4 million, or 16.3%, increase over the three months ended September 30, 2020. Other expense increased $0.4 million due to an increase in travel costs during the quarter and $0.3 million due to an increase in credit investigation costs as a result of an increase in customer applications during the quarter.
Interest expense for the three months ended September 30, 2021 increased by $0.8 million, or 13.9%, from the corresponding three months of the previous year. The increase in interest expense was due to a 37.8% increase in the average debt outstanding, from $380.7 million to $524.7 million, offset by a 17.1% decrease in the effective interest rate from 6.1% to 5.0%. The Company’s senior debt-to-equity ratio increased from at 1.2:1 at September 30, 2020 to 1.4:1 at September 30, 2021.

Other key return ratios for the three months ended September 30, 2021 included a 8.6% return on average assets and a return on average equity of 22.4% (both on a trailing 12-month basis), as compared to a 4.5% return on average assets and a return on average equity of 11.8% (both on a trailing 12-month basis) for the three months ended September 30, 2020.

The Company’s effective income tax rate decreased to 11.7% for the three months ended September 30, 2021 compared to 21.9% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises as a discrete item in the current quarter, the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the prior year quarter.

Comparison of six months ended September 30, 2021 versus six months ended September 30, 2020

Gross loans outstanding increased to $1.39 billion as of September 30, 2021, a 25.7% increase from the $1.11 billion of gross loans outstanding as of September 30, 2020. During the six months ended September 30, 2021 our number of unique borrowers in the portfolio increased by 7.1% compared to a decrease of 17.2% during the six months ended September 30, 2020.

Net income for the six months ended September 30, 2021 decreased to $28.2 million, a 2.4% decrease from the $28.9 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $2.8 million, or 5.7%.

Revenues increased by $19.2 million, or 7.7%, to $267.5 million during the six months ended September 30, 2021 from $248.3 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the six months ended September 30, 2021 increased by $8.5 million, or 3.9%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger, lower interest rate loans. Net loans outstanding at September 30, 2021 increased by 25.0% over the balance at September 30, 2020. Average net loans outstanding increased by 10.5% for the six months ended September 30, 2021 compared to the six-month period ended September 30, 2020.

Insurance commissions and other income for the six months ended September 30, 2021 increased by $10.6 million, or 36.0%, from the same period of the prior year. Insurance commissions increased by approximately $5.1 million, or 24.4%, during the six months ended September 30, 2021 when compared to the six months ended September 30, 2020. Insurance commissions benefited from the shift to larger loans mentioned above. Other income increased by $5.5 million. Sales of our motor club product increased by $4.6 million as sales opportunities increased, similar to our insurance products, with the increase in large loan originations. Revenue from our tax preparation business increased by $1.3 million in the first half of fiscal 2022 from $2.8 million in the first half of fiscal 2021, or 47.7%. This was largely driven by a delay in the individual income tax filing season which resulted in a higher number of tax preparations being completed in the first quarter of fiscal 2022.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss ("CECL") methodology to accrue for expected losses. The provision for credit losses increased $20.6 million, or 39.7%, to $72.3 million from $51.8 million when comparing the first half of fiscal 2022 to the first half of fiscal 2021. The provision increased during the first half of the year primarily due to significant loan growth during the period. CECL requires expected losses to be accrued at the time of origination. This increase was offset by a $17.9 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 16.4% in the first half of fiscal 2021 to 10.9% in the first half of fiscal 2022. The charge-off rate during the quarter benefited from the increased average tenure and reduced credit risk of customers in the portfolio as of March 31, 2021. We are experiencing lower losses on loans that were in the portfolio as of October 1, 2020 than initially predicted under our CECL methodology through September 30, 2021.

G&A expenses for the six months ended September 30, 2021 increased by $1.4 million, or 1.0%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 59.2% during the first six months of fiscal 2021 to 55.5% during the first six months of fiscal 2022. G&A expenses per average open branch increased by 3.9% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $92.0 million for the six months ended September 30, 2021, a $0.5 million, or 0.6%, increase over the six months ended September 30, 2020. Salary expense decreased approximately $1.9 million, or 3.2%, when comparing the two six month periods ended September 30, 2021 and 2020. Our headcount as of September 30, 2021, decreased 7.5% compared to September 30, 2020. Benefit expense increased approximately $2.1 million, or 12.9%, when comparing the six month periods ended September 30, 2021 and 2020. Incentive expense increased $1.5 million, or 6.9% due to an increase in branch level bonuses offset by a decrease in share-based compensation.

Occupancy and equipment expense totaled $26.5 million for the six months ended September 30, 2021, a $0.2 million, or 0.6%, decrease over the six months ended September 30, 2020. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2021, the average occupancy and equipment expense per branch increased to $22.0 thousand, up from $21.5 thousand for the six months ended September 30, 2020.

Advertising expense totaled $9.1 million for the six months ended September 30, 2021, a $1.2 million, or 15.1%, increase over the six months ended September 30, 2020. The Company anticipated an increase in demand during the period and increased marketing spend accordingly.

Amortization of intangible assets totaled $2.5 million for the six months ended September 30, 2021, a $207.9 thousand, or 7.8%, decrease over the six months ended September 30, 2020.

Other expense totaled $18.3 million for the six months ended September 30, 2021, an $0.1 million, or 0.5%, increase over the six months ended September 30, 2020.
Interest expense for the six months ended September 30, 2021 increased by $0.8 million, or 6.6%, from the corresponding six months of the previous year. The increase in interest expense was due to a 21.1% increase in the average debt outstanding, from $390.6 million to $473.1 million offset by a 13.0% decrease in the effective interest rate from 5.8% to 5.0%.

Other key return ratios for the first six months of fiscal 2022 included a 8.6% return on average assets and a return on average equity of 22.4% (both on a trailing 12-month basis), as compared to a 4.5% return on average assets and a return on average equity of 11.8% (both on a trailing 12-month basis) for the first six months of fiscal 2021.

The Company’s effective income tax rate decreased to 18.5% for the six months ended September 30, 2021 compared to 24.3% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises recorded as a discrete item in the current period, the recognition of Federal Historic Tax Credits in the current period and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment recorded in the prior year. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current period and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the prior year.
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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2021 was $110.6 million.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility.

The indenture governing the Notes contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain disqualified stock and preferred stock; (ii) pay dividends or distributions or redeem or purchase capital stock; (iii) prepay subordinated debt or make certain investments; (iv) transfer and sell assets; (v) create or permit to exist liens; (vi) enter into agreements that restrict dividends, loans and other distributions from their subsidiaries; (vii) engage in a merger, consolidation or sell, transfer or otherwise dispose of all or substantially all of their assets; and (viii) engage in transactions with affiliates. However, these covenants are subject to a number of important detailed qualifications and exceptions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Under the terms of our revolving credit facility and the Notes we have, subject to certain restrictions, the ability to make share repurchases of up to $90.0 million through June 30, 2022 . Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.5% with a minimum rate of 4.5%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and will work to limit any negative impacts that could result during any transition away from LIBOR. At September 30, 2021, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the six months ended September 30, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.0% annualized and 5.8%, respectively, and the unused amount available under the revolver at September 30, 2021 was $409.0 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of $325.0 million; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0; and (iv) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at September 30, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default and cross-acceleration to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible finance receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

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

Share Repurchase Program

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of September 30, 2021, the Company had $15.5 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Under the terms of our revolving credit facility and the Notes, we have, subject to certain restrictions, the ability to make share repurchases of at least $90.0 million through June 30, 2022. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of September 30, 2021, the Company's debt outstanding was $570.6 million and its shareholders' equity was $419.0 million resulting in a debt-to-equity ratio of 1.4:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $275.7 million at September 30, 2021. Interest on borrowing under this facility is based on the greater of 4.5% or one month LIBOR plus an applicable margin of 3.5%. Based on the outstanding balance at September 30, 2021, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $2.8 million on an annual basis.

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

The following table details purchases of the Company's common stock made by the Company during the three months ended September 30, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1 through July 31, 2021	61,187	$163.89	61,187	$15,462,540
August 1 through August 31, 2021	—	—	—	15,462,540
September 1 through September 30, 2021	—	—	—	15,462,540
Total for the quarter	61,187	$163.89	61,187

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2021, the Company had $15.5 million remaining in aggregate repurchase capacity under its authorizations. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The share repurchase program does not have an expiration date and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2021, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2021 and September 30, 2020;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2021 and September 30, 2020;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and September 30, 2020; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 5, 2021