Form 10-Q
period 2021-12-31
WORLD ACCEPTANCE CORP
filed 2022-02-04
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021
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

The number of outstanding shares of the issuer’s common stock, no par value, as of January 28, 2022 was 6,546,203.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Cash and cash equivalents	$18,667,639	$15,746,454
Gross loans receivable	1,606,111,453	1,104,746,261
Less:
Unearned interest, insurance and fees	(433,432,489)	(279,364,584)
Allowance for credit losses	(133,281,196)	(91,722,288)
Loans receivable, net	1,039,397,768	733,659,389
Operating lease right‐of‐use assets, net (Note 6)	86,097,524	90,055,572
Finance lease right‐of‐use assets, net (Note 6)	708,203	1,013,901
Property and equipment, net	24,530,719	25,326,136
Deferred income taxes, net	34,808,153	24,992,742
Other assets, net	37,596,701	31,423,134
Goodwill	7,370,791	7,370,791
Intangible assets, net	21,027,359	23,537,517
Assets held for sale (Note 2)	—	1,143,528
Total assets	$1,270,204,857	$954,269,164

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$425,174,040	$405,007,500
Senior unsecured notes payable, net	295,142,754	—
Income taxes payable	1,591,376	11,575,861
Operating lease liability (Note 6)	87,677,147	91,132,722
Finance lease liability (Note 6)	146,305	585,353
Accounts payable and accrued expenses	51,066,970	41,040,287
Total liabilities	860,798,592	549,341,723

Commitments and contingencies (Notes 6 and 12)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,637,093 and 6,805,294 shares at December 31, 2021 and March 31, 2021, respectively	—	—
Additional paid-in capital	274,991,975	255,590,674
Retained earnings	134,414,290	149,336,767
Total shareholders' equity	409,406,265	404,927,441

Total liabilities and shareholders' equity	$1,270,204,857	$954,269,164

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenues:
Interest and fee income	$128,147,374	$114,885,857	$355,435,289	$333,632,164
Insurance and other income, net	20,424,437	16,059,793	60,622,784	45,621,340
Total revenues	148,571,811	130,945,650	416,058,073	379,253,504

Expenses:
Provision for credit losses	56,458,533	28,857,443	128,767,870	80,608,470
General and administrative expenses:
Personnel	44,383,906	46,699,999	136,361,580	138,154,915
Occupancy and equipment	12,613,622	15,058,226	39,155,558	41,755,200
Advertising	6,847,777	6,660,129	15,902,321	14,527,909
Amortization of intangible assets	1,275,784	1,377,250	3,736,113	4,045,496
Other	9,108,390	8,079,467	27,413,963	26,292,070
Total general and administrative expenses	74,229,479	77,875,071	222,569,535	224,775,590

Interest expense	10,166,125	7,304,531	22,380,850	18,759,198
Total expenses	140,854,137	114,037,045	373,718,255	324,143,258

Income before income taxes	7,717,674	16,908,605	42,339,818	55,110,246

Income taxes	390,942	2,417,999	6,802,166	11,711,371

Net income	$7,326,732	$14,490,606	$35,537,652	$43,398,875

Net income per common share:
Basic	$1.20	$2.32	$5.81	$6.58
Diluted	$1.14	$2.25	$5.53	$6.44
Weighted average common shares outstanding:
Basic	6,118,591	6,233,961	6,119,971	6,593,135
Diluted	6,403,788	6,452,385	6,424,067	6,743,649

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2021	6,724,140	$272,572,177	146,435,164	419,007,341
Proceeds from exercise of stock options	31,981	3,033,142	—	3,033,142
Common stock repurchases	(93,722)		(19,347,606)	(19,347,606)
Restricted common stock expense under stock option plan, net of cancellations ($4,922,017)	(25,306)	(1,277,438)	—	(1,277,438)
Stock option expense	—	664,094	—	664,094
Net income	—	—	7,326,732	7,326,732
Balances at December 31, 2021	6,637,093	$274,991,975	134,414,290	409,406,265

	Three months ended December 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2020	7,002,080	$237,547,566	129,727,585	367,275,151
Proceeds from exercise of stock options	18,205	1,248,999	—	1,248,999
Common stock repurchases	(238,452)	—	(26,161,371)	(26,161,371)
Restricted common stock expense under stock option plan, net of cancellations ($2,889,656)	(16,055)	1,154,157	—	1,154,157
Stock option expense	—	854,647	—	854,647
Net income	—	—	14,490,606	14,490,606
Balances at December 31, 2020	6,765,778	$240,805,369	118,056,820	358,862,189

	Nine months ended December 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	$404,927,441
Proceeds from exercise of stock options	143,103	11,715,720	—	11,715,720
Common stock repurchases	(289,158)	—	(50,460,129)	(50,460,129)
Restricted common stock expense under stock option plan, net of cancellations ($5,072,230)	(22,146)	5,168,510	—	5,168,510
Stock option expense	—	2,517,071	—	2,517,071
Net income	—	—	35,537,652	35,537,652
Balances at December 31, 2021	6,637,093	$274,991,975	134,414,290	$409,406,265

	Nine months ended December 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	$411,963,067
Proceeds from exercise of stock options	33,776	2,255,824	—	2,255,824
Common stock repurchases	(1,024,870)	—	(88,848,296)	(88,848,296)
Restricted common stock expense under stock option plan, net of cancellations ($3,173,735)	(50,962)	8,347,347	—	8,347,347
Stock option expense	—	2,987,621	—	2,987,621
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	43,398,875	43,398,875
Balances at December 31, 2020	6,765,778	$240,805,369	118,056,820	$358,862,189

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2021	2020
Cash flow from operating activities:
Net income	$35,537,652	$43,398,875
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on assets held for sale	38,633	—
Amortization of intangible assets	3,736,113	4,045,496
Amortization of investment in historic tax credits	2,950,970	1,302,288
Amortization of debt issuance costs	698,667	489,582
Provision for credit losses	128,767,870	80,608,470
Depreciation	5,027,288	7,294,907
Loss (gain) on sale of property and equipment	368,589	(153,338)
Deferred income tax expense (benefit)	(9,815,411)	4,136,893
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	12,757,811	14,508,703
Change in accounts:
Other assets, net	(9,058,328)	(1,154,320)
Income taxes payable	(9,984,485)	(4,112,382)
Accounts payable and accrued expenses	10,026,683	(18,969,426)
Net cash provided by operating activities	171,052,052	131,408,699
Cash flows from investing activities:
Increase in loans receivable, net	(424,875,137)	(106,901,743)
Net assets acquired from acquisitions, primarily loans	(9,631,112)	(14,364,043)
Increase in intangible assets from acquisitions	(1,225,955)	(4,483,180)
Purchases of property and equipment	(4,480,906)	(8,985,589)
Proceeds from sale of assets held for sale	1,104,895	2,810,391
Proceeds from sale of property and equipment	186,145	222,725
Net cash used in investing activities	(438,922,070)	(131,252,112)
Cash flow from financing activities:
Borrowings from senior notes payable	407,216,540	283,576,750
Payments on senior notes payable	(387,050,000)	(195,076,750)
Issuance of senior unsecured notes payable	300,000,000	—
Debt issuance costs associated with senior unsecured notes payable	(5,119,649)	—
Debt issuance costs associated with senior notes payable	—	(376,750)
Proceeds from exercise of stock options	11,715,720	2,255,824
Payments for taxes related to net share settlement of equity awards	(5,072,230)	(3,173,735)
Repayment of finance lease	(439,048)	(441,890)
Repurchase of common stock	(50,460,130)	(88,848,296)
Net cash provided by (used in) financing activities	270,791,203	(2,084,847)
Net change in cash and cash equivalents	2,921,185	(1,928,260)
Cash and cash equivalents at beginning of period	15,746,454	11,618,922
Cash and cash equivalents at end of period	$18,667,639	$9,690,662

Supplemental Disclosures:
Interest paid during the period	$16,020,205	$17,723,748
Income taxes paid during the period	$26,884,025	$12,101,860
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2021 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2021, and the results of operations and cash flows for the periods ended December 31, 2021 and 2020, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. During the second quarter of fiscal 2022 the Company completed the sale of the last held for sale building, and recorded a $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the consolidated statements of operations.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	December 31, 2021	March 31, 2021
Assets held for sale:
Property and equipment, net	$—	$1,143,528
Total assets held for sale	$—	$1,143,528

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

		December 31, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$18,667,639	$18,667,639	$15,746,454	$15,746,454
Loans receivable, net	3	1,039,397,768	1,039,397,768	733,659,389	733,659,389

LIABILITIES
Senior unsecured notes payable	2	300,000,000	301,500,000	—	—
Senior notes payable	3	425,174,040	425,174,040	405,007,500	405,007,500

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below.

		December 31, 2021		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$—	$—	$1,143,528	$1,143,528

The Company re-valued its corporate headquarters in Greenville, South Carolina as of March 31, 2020 in conjunction with its reclassification of the related assets as held for sale. The observable inputs the Company used in its revaluation were the agreed-upon prices to sell the assets.

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2021 or March 31, 2021.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2021	March 31, 2021
0 to 5 months	$221,068,385	$92,378,097
6 to 17 months	129,269,609	106,742,121
18 to 35 months	232,252,594	169,361,910
36 to 59 months	214,113,248	130,655,627
60+ months	809,305,528	597,292,495

Tax advance loans	102,089	8,316,011
Total gross loans	$1,606,111,453	$1,104,746,261

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,391,805,121	$43,464,472	$3,311,801	$142,004	$18,087	$6,424	$1,438,747,909
30 - 60 days past due	60,477,887	3,190,374	429,991	31,452	13,250	—	64,142,954
61 - 90 days past due	37,137,360	2,066,364	232,506	27,958	7,083	—	39,471,271
91 or more days past due	57,977,118	5,220,263	410,537	30,133	8,967	212	63,647,230
Total	$1,547,397,486	$53,941,473	$4,384,835	$231,547	$47,387	$6,636	$1,606,009,364

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$11,639	$—	$—	$—	$—	$—	11,639
30 - 60 days past due	5,205	—	—	—	—	—	5,205
61 - 90 days past due	9,292	—	—	—	—	—	9,292
91 or more days past due	73,240	2,549	164	—	—	—	75,953
Total	$99,376	$2,549	$164	$—	$—	$—	$102,089
Total gross loans							$1,606,111,453

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2021:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,371,742,328	$39,499,813	$2,733,628	$78,643	$6,860	$739	$1,414,062,011
30 - 60 days past due	64,429,119	2,166,680	147,860	2,106	—	—	66,745,765
61 - 90 days past due	42,456,180	1,898,732	130,531	1,357	—	—	44,486,800
91 or more days past due	68,769,859	10,376,248	1,372,816	149,441	40,527	5,897	80,714,788
Total	$1,547,397,486	$53,941,473	$4,384,835	$231,547	$47,387	$6,636	$1,606,009,364

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$126	$—	$—	$—	$—	$—	$126
30 - 60 days past due	1,375	—	—	—	—	—	1,375
61 - 90 days past due	4,266	—	—	—	—	—	4,266
91 or more days past due	93,609	2,549	164	—	—	—	96,322
Total	$99,376	$2,549	$164	$—	$—	$—	$102,089
Total gross loans							$1,606,111,453

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three and nine months ended December 31, 2021 and 2020:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Beginning balance	114,660,240	$109,601,359	$91,722,288	$96,487,856
Impact of ASC 326 adoption	—	—	—	28,628,368
Provision for credit losses	56,458,533	28,857,443	128,767,870	80,608,470
Charge-offs	(42,359,511)	(29,239,780)	(102,226,061)	(106,865,225)
Recoveries	4,521,934	4,248,339	15,017,099	14,607,892
Net charge-offs	(37,837,577)	(24,991,441)	(87,208,962)	(92,257,333)
Ending Balance	$133,281,196	$113,467,361	$133,281,196	$113,467,361

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$172,004,649	$16,169,844	$12,618,184	$20,275,708	$49,063,736	$221,068,385
6 to 17 months	109,037,255	6,981,112	4,478,060	8,773,182	20,232,354	129,269,609
18 to 35 months	205,079,885	10,179,964	6,236,507	10,756,238	27,172,709	232,252,594
36 to 59 months	197,597,921	7,067,994	3,793,106	5,654,227	16,515,327	214,113,248
60+ months	755,028,199	23,744,042	12,345,414	18,187,873	54,277,329	809,305,528

Tax advance loans	11,638	5,205	9,292	75,954	90,451	102,089
Total gross loans	1,438,759,547	64,148,161	39,480,563	63,723,182	167,351,906	1,606,111,453
Unearned interest, insurance and fees	(388,270,148)	(17,311,312)	(10,654,403)	(17,196,626)	(45,162,341)	(433,432,489)
Total net loans	$1,050,489,399	$46,836,849	$28,826,160	$46,526,556	$122,189,565	$1,172,678,964

Percentage of period-end gross loans receivable		4.0%	2.5%	4.0%	10.4%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,702,970	$4,799,102	$5,680,380	$9,195,642	$19,675,124	$92,378,094
6 to 17 months	94,466,209	3,187,347	2,798,411	6,290,155	12,275,913	106,742,122
18 to 35 months	158,217,605	3,570,696	2,592,402	4,981,208	11,144,306	169,361,911
36 to 59 months	123,542,346	2,432,489	1,753,291	2,927,501	7,113,281	130,655,627
60+ months	569,639,500	10,064,674	6,523,952	11,064,370	27,652,996	597,292,496

Tax advance loans	7,592,435	688,090	321	35,165	723,576	8,316,011
Total gross loans	1,026,161,065	24,742,398	19,348,757	34,494,041	78,585,196	1,104,746,261
Unearned interest, insurance and fees	(259,492,219)	(6,256,776)	(4,892,850)	(8,722,739)	(19,872,365)	(279,364,584)
Total net loans	$766,668,846	$18,485,622	$14,455,907	$25,771,302	$58,712,831	$825,381,677

Percentage of period-end gross loans receivable		2.2%	1.8%	3.1%	7.1%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at December 31, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$169,809,788	$16,270,280	$12,982,498	$22,005,819	$51,258,597	$221,068,385
6 to 17 months	106,743,212	6,875,450	4,810,849	10,840,098	22,526,397	129,269,609
18 to 35 months	200,583,467	10,575,890	7,169,828	13,923,409	31,669,127	232,252,594
36 to 59 months	194,361,605	7,316,480	4,590,054	7,845,109	19,751,643	214,113,248
60+ months	742,563,943	25,707,664	14,933,572	26,100,349	66,741,585	809,305,528

Tax advance loans	125	1,375	4,266	96,323	101,964	102,089
Total gross loans	1,414,062,140	66,747,139	44,491,067	80,811,107	192,049,313	1,606,111,453
Unearned interest, insurance and fees	(381,605,195)	(18,012,684)	(12,006,560)	(21,808,050)	(51,827,294)	(433,432,489)
Total net loans	$1,032,456,945	$48,734,455	$32,484,507	$59,003,057	$140,222,019	$1,172,678,964

Percentage of period-end gross loans receivable		4.2%	2.8%	5.0%	12.0%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,532,439	$5,245,878	$6,019,264	$10,580,514	$21,845,656	$92,378,095
6 to 17 months	90,679,304	3,936,937	3,267,446	8,858,434	16,062,817	106,742,121
18 to 35 months	153,922,334	4,471,202	3,488,629	7,479,745	15,439,576	169,361,910
36 to 59 months	120,168,698	3,229,253	2,337,625	4,920,052	10,486,930	130,655,628
60+ months	554,320,865	14,363,203	9,401,406	19,207,022	42,971,631	597,292,496

Tax advance loans	7,583,075	686,667	—	46,269	732,936	8,316,011
Total gross loans	997,206,715	31,933,140	24,514,370	51,092,036	107,539,546	1,104,746,261
Unearned interest, insurance and fees	(252,170,339)	(8,075,147)	(6,199,113)	(12,919,985)	(27,194,245)	(279,364,584)
Total net loans	$745,036,376	$23,857,993	$18,315,257	$38,172,051	$80,345,301	$825,381,677

Percentage of period-end gross loans receivable		2.9%	2.2%	4.6%	9.7%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended December 31, 2021, the Company reversed a total of $9.7 million of unpaid accrued interest against interest income. During the nine months ended December 31, 2021, the Company reversed a total of $20.3 million of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period and the amortized cost basis of nonaccrual loans without related expected credit loss. It also shows year-to-date interest income recognized on nonaccrual loans:

	Nonaccrual Financial Assets
Customer Tenure	As of December 31, 2021	As of March 31, 2021	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of December 31, 2021	Interest Income Recognized
0 to 5 months	$35,412,925	$17,256,243	$—	$—	$858,871
6 to 17 months	15,914,402	13,153,363	—	—	1,151,316
18 to 35 months	21,651,091	12,048,132	—	—	1,414,201
36 to 59 months	12,890,209	8,156,159	—	—	978,378
60+ months	42,629,042	31,947,750	—	—	3,782,122

Tax advance loans	126,905	46,269	—	—	—
Unearned interest, insurance and fees	(34,711,208)	(20,889,617)	—	—
Total	$93,913,366	$61,718,299	$—	$—	$8,184,888

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

Periodic Disclosures

The Company's leases consist of real estate leases for office space as well as office equipment leases, most of which were classified as operating at December 31, 2021. Both the real estate and office equipment leases primarily range from three years to five years, and generally contain options to extend which mirror the original terms of the lease.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2021 and 2020:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Lease Cost
Finance lease cost	$105,639	$115,359	$323,880	$353,254
Amortization of right-of-use assets	101,906	101,906	305,718	305,718
Interest on lease liabilities	3,733	13,453	18,162	47,536
Operating lease cost	$6,723,789	$6,939,330	$20,421,780	$21,027,265
Short-term lease cost	—	—	—	1,800
Variable lease cost	904,015	882,559	2,690,848	2,659,932
Total lease cost	$7,733,443	$7,937,248	$23,436,508	$24,042,251

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2021 and 2020:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,825,474	$7,008,686	$20,796,373	$21,184,138
Operating cash flows from finance leases	3,733	13,453	18,162	47,536
Operating cash flows from operating leases	6,684,414	6,845,544	20,339,163	20,694,712
Financing cash flows from finance leases	137,327	149,689	439,048	441,890
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,763,875	$2,116,215	$11,840,569	$9,748,709
Weighted-average remaining lease term — finance leases	0.5 years	1.0 years	0.5 years	1.0 years
Weighted average remaining lease term — operating leases	7.1 years	7.3 years	7.1 years	7.3 years
Weighted-average discount rate (monthly) — finance leases	6.1%	6.4%	6.1%	6.4%
Weighted-average discount rate — operating leases	6.1%	6.3%	6.1%	6.3%

The following table reports information about the maturity of the Company's operating and finance leases as of December 31, 2021:

	Operating Lease	Finance Lease
Fiscal 2022	$6,514,101	$66,239
Fiscal 2023	23,364,391	80,066
Fiscal 2024	19,340,503	—
Fiscal 2025	14,814,558	—
Fiscal 2026	10,936,674	—
Fiscal 2027	6,811,037	—
Thereafter	27,573,596	—
Total undiscounted lease liability	109,354,860	146,305
Imputed interest	21,677,713	—
Total discounted lease liability	$87,677,147	$146,305

The Company had no leases with related parties at December 31, 2021 or March 31, 2021.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding (denominator)	6,118,591	6,233,961	6,119,971	6,593,135

Diluted:
Weighted average common shares outstanding	6,118,591	6,233,961	6,119,971	6,593,135
Dilutive potential common shares	285,197	218,424	304,096	150,514
Weighted average diluted shares outstanding (denominator)	6,403,788	6,452,385	6,424,067	6,743,649

Options to purchase 376,307 and 629,086 shares of common stock at various prices were outstanding during the three months ended December 31, 2021 and 2020 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 431,858 and 636,118 shares of common stock at various prices were outstanding during the nine months ended December 31, 2021 and 2020 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of common stock have been authorized and reserved for issuance pursuant to grants approved by the Compensation Committee of the Board of Directors. Stock options granted under these plans have a maximum duration of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2021, there were a total of 108,063 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2021 and 2020 was $101.73 and $56.55, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2021 and 2020 was $97.65 and $50.42, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

Dividend Yield	—%	—%	—%	—%
Expected Volatility	55.71%	57.09%	58.11%	56.48%
Average risk-free rate	1.22%	0.43%	0.92%	0.38%
Expected Life	6.0 years	6.0 years	6.1 years	6.2 years

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

Option activity for the nine months ended December 31, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	500,168	$93.89
Granted during period	19,642	181.58
Exercised during period	(143,103)	81.87
Forfeited during period	(18,948)	99.00
Expired during period	—	—
Options outstanding, end of period	357,759	$103.24	6.6 years	$50,868,725
Options exercisable, end of period	110,675	$89.86	4.8 years	$17,218,134

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of December 31, 2021. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020

Three months ended	$4,529,120	$718,343
Nine months ended	$16,070,389	$1,215,063

As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.8 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock

During the first nine months of fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $188.38 per share.

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $106.28 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.6 million and $4.0 million for the three months ended December 31, 2021 and 2020, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized compensation expense of $10.2 million and $11.5 million for the nine months ended December 31, 2021 and 2020, respectively, which is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

As of December 31, 2021, there was approximately $17.8 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.8 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2021, and changes during the nine months ended December 31, 2021, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2021	614,739	$101.99
Granted during the period	4,062	188.38
Vested during the period	(66,299)	102.93
Forfeited during the period	—	—
Outstanding at December 31, 2021	552,502	$102.51

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and nine month periods ended December 31, 2021 and 2020 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$664,094	$854,647	$2,517,071	$2,987,621
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,644,579	4,043,813	10,240,740	11,521,082
Total stock-based compensation related to equity classified awards	$4,308,673	$4,898,460	$12,757,811	$14,508,703

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2021 and 2020.

	Nine months ended December 31,
	2021	2020
Acquisitions:
Number of branches acquired through business combinations	—	—
Number of loan portfolios acquired through asset purchases	50	48
Total acquisitions	50	48

Purchase price	$10,859,984	$18,847,223

Tangible assets:
Loans receivable, net	9,631,112	14,364,042
Property and equipment	—	—
Total tangible assets	9,631,112	14,364,042

Excess of purchase prices over carrying value of net tangible assets	$1,228,872	$4,483,181

Customer lists	$952,872	4,300,681
Non-compete agreements	$276,000	182,500
Goodwill	$—	—

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At December 31, 2021, the Company had a $685.0 million senior revolving credit facility. The revolving credit facility was amended in connection with the Company’s Notes offering (described below) on September 27, 2021 to permit the issuance of the Notes described below and increase the amount of permitted borrowings under the accordion feature from $685.0 million to $785.0 million. At December 31, 2021, $425.2 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2021. The letter of credit expired on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.0 million and $1.1 million for the nine months ended December 31, 2021 and 2020, respectively. The amended and restated revolving credit agreement provides for a process to transition to a new benchmark interest rate from LIBOR.

For the nine months ended December 31, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.5% annualized and 5.8%, respectively, and the unused amount available under the revolving credit facility at December 31, 2021 was $259.5 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The Company was in compliance with these covenants at December 31, 2021 and March 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

NOTE 11 – INCOME TAXES

As of December 31, 2021 and March 31, 2021, the Company had $2.1 million and $3.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $2.0 million and $2.6 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2021, approximately $1.3 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021, the Company had approximately $496.2 thousand accrued for gross interest and reversed $747.9 thousand during the nine months ended December 31, 2021.

The Company is subject to U.S. income taxes, as well as various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate totaled 5.1% for the quarter ended December 31, 2021 compared to 14.3% for the prior year quarter. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock as discrete items in the current quarter, the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	(Dollars in thousands)
Gross loans receivable	$1,606,111	$1,264,530	$1,606,111	$1,264,530
Average gross loans receivable (1)	1,493,234	1,175,251	1,319,026	1,133,065
Net loans receivable (2)	1,172,679	929,474	1,172,679	929,474
Average net loans receivable (3)	1,094,014	865,480	970,992	839,491

Expenses as a percentage of total revenue:
Provision for credit losses	38.0%	22.0%	30.9%	21.3%
General and administrative	50.0%	59.5%	53.5%	59.3%
Interest expense	6.8%	5.6%	5.4%	4.9%
Operating income as a % of total revenue (4)	12.0%	18.5%	15.6%	19.5%

Loan volume (5)	976,118	782,995	2,531,815	1,893,502

Net charge-offs as percent of average net loans receivable on an annualized basis	13.8%	11.6%	12.0%	14.7%

Return on average assets (trailing 12 months)	7.4%	6.6%	7.4%	6.6%

Return on average equity (trailing 12 months)	20.1%	17.4%	20.1%	17.4%

Branches opened or acquired (merged or closed), net	—	(2)	(3)	(13)

Branches open (at period end)	1,202	1,230	1,202	1,230
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

Comparison of three months ended December 31, 2021 versus three months ended December 31, 2020

Gross loans outstanding increased to $1.61 billion as of December 31, 2021, a 27.0% increase from the $1.26 billion of gross loans outstanding as of December 31, 2020. During the three months ended December 31, 2021 our unique borrowers increased by 7.7% compared to a decrease of 8.4% during the three months ended December 31, 2020.

Net income for the three months ended December 31, 2021 decreased to $7.3 million, a 49.4% decrease from $14.5 million for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $6.3 million, or 26.1%.

Revenues for the three months ended December 31, 2021 increased by $17.6 million, or 13.5%, to $148.6 million from $130.9 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the three months ended December 31, 2021 increased by $13.3 million, or 11.5%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger lower interest rate loans. Net loans outstanding at December 31, 2021 increased by 26.2% over the balance at December 31, 2020. Average net loans outstanding increased by 26.4% for the three months ended December 31, 2021 compared to the three-month period ended December 31, 2020.

Insurance commissions and other income for the three months ended December 31, 2021 increased by $4.4 million, or 27.2%, from the same period of the prior year. Insurance commissions increased by approximately $2.9 million, or 24.9%, during the three months ended December 31, 2021 when compared to the three months ended December 31, 2020. Insurance revenue increased due to a shift to larger loans during the quarter. The sale of insurance products are limited to large loans in several of our states. The large loan portfolio increased from 39.5% of the overall portfolio as of December 31, 2020 to 49.5% as of December 31, 2021. Other income increased by $1.5 million. Sales of our motor club product increased by $1.5 million as sales opportunities increased, similar to our insurance products, with the increase in large loan originations.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss ("CECL") methodology to accrue for expected losses. The provision for credit losses increased $27.6 million, or 95.6%, to $56.5 million from $28.9 million when comparing the third quarter of fiscal 2022 to the third quarter of fiscal 2021. The provision for credit losses increased during the most recent quarter primarily due to significant loan growth and the increase in loans 90 days past due. The same quarter in the prior year also included a $6.5 million release of a pandemic related reserve. Net charge-offs as a percentage of average net loans receivable on an annualized basis increased from 11.6% in the third quarter of fiscal 2021 to 13.8% in the third quarter of fiscal 2022. The increases in delinquency and charge-offs were expected due to the increase in new and shorter tenured customers in the most recent fiscal second and third quarters.

The Company's allowance for credit losses as a percentage of net loans was 11.4% at December 31, 2021 compared to 12.2% at December 31, 2020. Accounts that were 61 days or more past due on a recency basis were 6.4% of the portfolio at December 31, 2021 and 5.2% of the portfolio at December 31, 2020. Accounts that were 61 days or more past due on a contractual basis were 7.8% of the portfolio at December 31, 2021 compared to 6.6% of the portfolio at December 31, 2020.

G&A expenses for the three months ended December 31, 2021 decreased by $3.6 million, or 4.7%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 59.5% during the three months ended December 31, 2020 to 50.0% during the three months ended December 31, 2021. G&A expenses per average open branch decreased by 2.4% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $44.4 million for the three months ended December 31, 2021, a $2.3 million, or 5.0%, decrease over the three months ended December 31, 2020. Salary expense decreased approximately $0.1 million, or 0.2%, when comparing the two quarterly periods ended December 31, 2021and 2020. Our headcount as of December 30, 2021, decreased 5.9% compared to December 30, 2020. Benefit expense decreased approximately $2.1 million, or 20.5%, when comparing the quarterly periods ended December 31, 2021 and 2020. Incentive expense decreased $0.2 million, or 1.8%.

Occupancy and equipment expense totaled $12.6 million for the three months ended December 31, 2021, a $2.4 million, or 16.2%, decrease over the three months ended December 31, 2020. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended December 31, 2021, the average occupancy and equipment expense per branch decreased to $10.5 thousand, down from $12.2 thousand for the three months ended December 31, 2020. The prior year includes a $2.1 million write down of signage as a result of rebranding our offices in the prior year quarter and we did not have any similar expense this year.

Advertising expense remained flat in the third quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The Company anticipated an increase in demand during the quarter and increased marketing accordingly. Marketing spend remained neutral as the Company shifted to lower cost channels.

Amortization of intangible assets totaled $1.3 million for the three months ended December 31, 2021, a $101.5 thousand, or 7.4%, decrease over the three months ended December 31, 2020.

Other expense totaled $9.1 million for the three months ended December 31, 2021, a $1.0 million, or 12.7%, increase over the three months ended December 31, 2020. Other expense increased $0.4 million due to an increase in software subscriptions and $0.3 million due to an increase in office supplies.

Interest expense for the three months ended December 31, 2021 increased by $2.9 million, or 39.2%, from the corresponding three months of the previous year. The increase in interest expense was due to a 34.7% increase in the average debt outstanding, from $475.7 million to $640.8 million, and a 3.7% increase in the effective interest rate from 6.1% to 6.3%. The Company’s senior debt-to-equity ratio increased from at 1.5:1 at December 31, 2020 to 1.8:1 at December 31, 2021.

Other key return ratios for the three months ended December 31, 2021 included a 7.4% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis), as compared to a 6.6% return on average assets and a return on average equity of 17.4% (both on a trailing 12-month basis) for the three months ended December 31, 2020.

The Company’s effective income tax rate decreased to 5.1% for the three months ended December 31, 2021 compared to 14.3% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock as discrete items in the current quarter, the recognition of Federal Historic Tax Credits in the current quarter and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment being treated as a discrete item in the prior year quarter. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current quarter.

Comparison of nine months ended December 31, 2021 versus nine months ended December 31, 2020

Gross loans outstanding increased to $1.61 billion as of December 31, 2021, a 27.0% increase from the $1.26 billion of gross loans outstanding as of December 31, 2020. During the nine months ended December 31, 2021 our number of unique borrowers in the portfolio increased by 15.4% compared to a decrease of 10.2% during the nine months ended December 31, 2020.

Net income for the nine months ended December 31, 2021 decreased to $35.5 million, a 18.1% decrease from the $43.4 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $9.1 million, or 12.4%.

Revenues increased by $36.8 million, or 9.7%, to $416.1 million during the nine months ended December 31, 2021 from $379.3 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the nine months ended December 31, 2021 increased by $21.8 million, or 6.5%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger, lower interest rate loans. Net loans outstanding at December 31, 2021 increased by 26.2% over the balance at December 31, 2020. Average net loans outstanding increased by 15.7% for the nine months ended December 31, 2021 compared to the nine-month period ended December 31, 2020.

Insurance commissions and other income for the nine months ended December 31, 2021 increased by $15.0 million, or 32.9%, from the same period of the prior year. Insurance commissions increased by approximately $8.0 million, or 24.6%, during the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020. Insurance commissions benefited from the shift to larger loans mentioned above. Other income increased by $7.0 million. Sales of our motor club product increased by $6.1 million as sales opportunities increased, similar to our insurance products, with the increase in large loan originations. Revenue from our tax preparation business increased by $1.3 million during the first three quarters of fiscal 2022 from $3.0 million during the first three quarters of fiscal 2021, or 43.5%. This was largely driven by a delay in the individual income tax filing season which resulted in a higher number of tax preparations being completed in the first quarter of fiscal 2022.

On April 1, 2020, the Company replaced its incurred loss methodology with a current expected credit loss ("CECL") methodology to accrue for expected losses. The provision for credit losses increased $48.2 million, or 59.7%, to $128.8 million from $80.6 million when comparing the first three quarters of fiscal 2022 to the first three quarters of fiscal 2021. The provision increased during the first three quarters of the year primarily due to significant loan growth during the period. CECL requires expected losses to be accrued at the time of origination. This increase was offset by a $5.0 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 14.7% in the first three quarters of fiscal 2021 to 12.0% in the first three quarters of fiscal 2022. The charge-off rate during the period benefited from the increased average tenure and reduced credit risk of customers in the portfolio as of March 31, 2021. We are experiencing lower losses on loans that were in the portfolio as of January 1, 2021 than initially predicted under our CECL methodology through December 31, 2021.

G&A expenses for the nine months ended December 31, 2021 decreased by $2.2 million, or 1.0%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 59.3% during the first nine months of fiscal 2021 to 53.5% during the first nine months of fiscal 2022. G&A expenses per average open branch increased by 1.7% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $136.4 million for the nine months ended December 31, 2021, a $1.8 million, or 1.3%, decrease over the nine months ended December 31, 2020. Salary expense decreased approximately $2.1 million, or 2.3%, when comparing the two nine month periods ended December 31, 2021 and 2020. Our headcount as of December 31, 2021, decreased 5.9% compared to December 31, 2020. Benefit expense increased approximately $0.1 million, or 0.3%, when comparing the nine month periods ended December 31, 2021 and 2020. Incentive expense increased $1.3 million, or 3.9% due to an increase in branch level bonuses offset by a decrease in share-based compensation.

Occupancy and equipment expense totaled $39.2 million for the nine months ended December 31, 2021, a $2.6 million, or 6.2%, decrease over the nine months ended December 31, 2020. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2021, the average occupancy and equipment expense per branch decreased to $32.5 thousand, down from $33.8 thousand for the nine months ended December 31, 2020. The prior year includes $1.6 million more in write down of signage as a result of rebranding our offices when comparing the two nine-month periods.

Advertising expense totaled $15.9 million for the nine months ended December 31, 2021, a $1.4 million, or 9.5%, increase over the nine months ended December 31, 2020. The Company anticipated an increase in demand during the period and increased marketing spend accordingly.

Amortization of intangible assets totaled $3.7 million for the nine months ended December 31, 2021, a $309.4 thousand, or 7.6%, decrease over the nine months ended December 31, 2020.

Other expense totaled $27.4 million for the nine months ended December 31, 2021, a $1.1 million, or 4.3%, increase over the nine months ended December 31, 2020.
Interest expense for the nine months ended December 31, 2021 increased by $3.6 million, or 19.3%, from the corresponding nine months of the previous year. The increase in interest expense was due to a 25.8% increase in the average debt outstanding, from $421.2 million to $530.0 million offset by a 5.7% decrease in the effective interest rate from 5.8% to 5.5%.

Other key return ratios for the first nine months of fiscal 2022 included a 7.4% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis), as compared to a 6.6% return on average assets and a return on average equity of 17.4% (both on a trailing 12-month basis) for the first nine months of fiscal 2021.

The Company’s effective income tax rate decreased to 16.1% for the nine months ended December 31, 2021 compared to 21.3% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock in the current period, the recognition of Federal Historic Tax Credits in the current period and lower than estimated Federal Historic Tax Credits for fiscal 2020 with the provision to return adjustment recorded in the prior year. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current period and the recognition of the permanent tax benefit related to the exclusion of life insurance proceeds in the prior year.
Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The the Company does not believe that it will have a material impact on the Company’s existing lending procedures, because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. The Company also currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

Further, on June 6, 2019, the CFPB amended the Rule to delay the August 19, 2019 compliance date for part of the Rule’s provisions, including the ability to repay requirements. In addition, on February 6, 2019, the CFPB issued a notice of proposed rulemaking proposing to rescind provisions of the Rule governing the ability to repay requirements. There were also lawsuits filed challenging various provisions of these Rules, as well as the constitutionality of the CFPB’s structure, and the court stayed the compliance date of the Rule while the litigation was pending. The Supreme Court handed down its decision on the constitutional challenge in June 2020, and in July 2020, the CFPB issued a final Rule, which revoked the underwriting provisions of the prior Rule. However, additional lawsuits were filed challenging the payment provisions of the Rule issued in 2020. In August 2021, the court found for the CFPB and dismissed the remaining challenges. As a result, the compliance date for the payments provisions of the Rule is now June 13, 2022 Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2021 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2021 was $171.1 million.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Under the terms of our revolving credit facility and the Notes we have, subject to certain restrictions, the ability to make share repurchases of up to $90.0 million through June 30, 2022. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.5% with a minimum rate of 4.5%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and will work to limit any negative impacts that could result during the transition away from LIBOR. At December 31, 2021, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expired on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the nine months ended December 31, 2021 and fiscal year ended March 31, 2021, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.5% annualized and 5.8%, respectively, and the unused amount available under the revolving credit facility at December 31, 2021 was $259.5 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of $325.0 million; (ii) a minimum fixed charge coverage ratio of 2.75 to 1.0; (iii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0; and (iv) a maximum collateral performance indicator of 24% as of the end of each calendar month. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on the amount incurred that are imposed by the financial covenants under the agreement.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at December 31, 2021 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. On December 7, 2021, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of December 31, 2021, the Company had $46.1 million in aggregate remaining repurchase capacity. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Under the terms of our revolving credit facility and the Notes, we have, subject to certain restrictions, the ability to make total share repurchases of at least $90.0 million through June 30, 2022. As of December 31, 2021, subject to further approval from our Board of Directors, we could repurchase approximately $84.4 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of December 31, 2021, the Company's debt outstanding was $720.3 million and its shareholders' equity was $409.4 million resulting in a debt-to-equity ratio of 1.8:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $425.2 million at December 31, 2021. Interest on borrowing under this facility is based on the greater of 4.5% or one month LIBOR plus an applicable margin of 3.5%. Based on the outstanding balance at December 31, 2021, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.3 million on an annual basis.

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

The following table details purchases of the Company's common stock made by the Company during the three months ended December 31, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 through October 31, 2021	6,000	$160.66	6,000	$14,498,580
November 1 through November 30, 2021	43,605	200.52	43,605	5,755,015
December 1 through December 31, 2021	44,117	218.45	44,117	46,112,727
Total for the quarter	93,722	$206.41	93,722

On June 16, 2021, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company's outstanding common stock in addition to the amount that remained available for repurchase under prior repurchase authorizations. On December 7, 2021, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations.As of December 31, 2021, the Company had $46.1 million remaining in aggregate repurchase capacity under its authorizations. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The share repurchase program does not have an expiration date and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and December 31, 2020;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2021 and December 31, 2020;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and December 31, 2020; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 4, 2022