Form 10-K
period 2022-03-31
WORLD ACCEPTANCE CORP
filed 2022-05-27
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2021, computed by reference to the closing sale price on such date, was $838,650,165. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 19, 2022, 6,278,324 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2022 Annual Meeting of Shareholders ("the Proxy Statement") to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including Consolidated Financial Statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, tax, depreciation, and amortization
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Notes	$300 million in aggregate principal amount of 7.0% senior notes due 2026
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
Performance Shares	Service- and performance-based restricted stock awards
Purchasers	Jointly, Astro Wealth S.A. de C.V. and Astro Assets S.A. de C.V.
Restricted Stock	Service-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
SPV	Special Purpose Vehicle
SWAC	Servicios World Acceptance Corporation de México, S. de R.L. de C.V, a former subsidiary of World Acceptance Corporation
TAL	Tax Advance Loan
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code
WAC de Mexico	WAC de México, S.A. de C.V., SOFOM, E.N.R., a former subsidiary of World Acceptance Corporation
3

4

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2022.  As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2023” are to the Company’s fiscal year ending March 31, 2023; all references in this report to "fiscal 2022" are to the Company's fiscal year ended March 31, 2022; all references to “fiscal 2021” are to the Company’s fiscal year ended March 31, 2021; all references to “fiscal 2020” are to the Company’s fiscal year ended March 31, 2020; all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018; and all references to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015.

PART I.

Item 1.	Description of Business

General.  The Company, which has continuously operated since July 1962, is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers traditional installment loans generally between $500 and $6,000, with the average loan origination being $2,085 in fiscal 2022. The Company operates 1,167 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2022. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

The traditional installment loan industry is a highly fragmented segment of the consumer lending industry. Installment loan finance companies generally make loans to individuals of less than $2,000 with maturities of less than 18 months. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or, when appropriate to meet the borrower’s needs, the refinancing of loans. By contrast, commercial banks, credit unions and some other consumer finance businesses typically make loans of more than $5,000 with maturities of greater than one year. Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies. As a result of their higher credit standards and specific collateral requirements, commercial banks, credit unions and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than do small-loan consumer finance companies. Traditional installment loan companies generally charge higher interest rates and fees to compensate for the greater risk of delinquencies and charge-offs and increased loan administration and collection costs.

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
Small-loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state laws and regulations, as well as local ordinances. Consumer loan offices are licensed under state laws which, in many states, establish maximum loan amounts, interest rates, permissible fees and charges and other aspects of the operation of small-loan consumer finance companies. Furthermore, the industry is subject to numerous federal laws and regulations that affect lending operations. These federal laws require companies to provide complete disclosure of the terms of each loan to the borrower in accordance with specified standards prior to the consummation of the loan transaction. Federal laws also prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair, deceptive, and abusive credit practices.

Impact of COVID-19. COVID-19 has continued to have a widespread and unprecedented global impact. While most locations have remained open throughout the pandemic, we have implemented enhanced safety measures in all of our branches. In each branch, steps have been taken to reduce the spread of the virus and ensure the safety of our employees and customers. Branch team members have remained a positive and dedicated resource for customers during these uncertain times.

See Part I, Item 1A for a discussion of our risks related to COVID-19.

Branch Expansion and Consolidation.  As of March 31, 2022, the Company had 1,167 branches in 16 states, with over 100 branches located in each of Texas, Georgia, and Tennessee. During fiscal 2022, the Company did not purchase or otherwise open any new branches, but merged 38 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2023, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans.  We primarily offer pre-computed and interest bearing consumer installment loans with interest and fee income from such loans accounting for 83.4%, 85.8%, and 86.2% of our total revenues in fiscal years 2022, 2021, and 2020, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 7 to 27 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2022:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$500	$2,450	7	36
Large loans	$2,500	$25,000	9	60
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2022, we no longer offer loans with annual percentage rates, including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, above 100%. The average annual percentage rate of our portfolio was 47.4% as of March 31, 2022.

As of March 31, 2022, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	Amount	Percentage of total gross loans receivable
—%	36%	$691,711,646	45.4
37%	50%	342,213,621	22.5
51%	60%	168,837,346	11.1
61%	70%	50,246,002	3.3
71%	80%	23,031,267	1.5
81%	90%	123,828,541	8.1
91%	100%	122,800,448	8.1
101%	120%	107,901	—
121%	>121%	12,088	—
		1,522,788,860	100

Insurance Related Operations. The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. The Company offers credit insurance for all loans originated in Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, and South Carolina, and on a more limited basis in Alabama, Oklahoma, Tennessee, Texas, New Mexico, Idaho, and Utah. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2022, the captive insurance subsidiary reinsured approximately 10.9% of the credit insurance sold by the Company and contributed approximately $2.3 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2022:

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

Automobile Club Memberships. The Company also offers automobile club memberships to its borrowers in Alabama, Georgia, Idaho, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Texas, South Carolina, Utah and Wisconsin, as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company primarily sells automobile club memberships to borrowers.

Tax Preparation Services and Advances. The Company also offers income tax return preparation and electronic filing services. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 81,000, 77,000 and 84,000 returns in fiscal years 2022, 2021, and 2020, respectively. Net revenue generated by the Company from this program during fiscal 2022, 2021, and 2020 amounted to approximately $21.7 million, $18.1 million, and $20.9 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2022:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	500	5,000	8	8

Loan Receivables.  The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2013 through 2022:

	At March 31,
State	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Alabama	7%	6%	5%	5%	5%	4%	6%	5%	4%	4%
Georgia	13	13	13	13	14	15	13	13	13	14
Idaho (1)	1	1	1	1	—	—	—	—	—	—
Illinois	10	8	8	7	7	7	7	7	8	7
Indiana (2)	3	2	2	2	2	2	1	1	1	—
Kentucky	6	7	8	8	9	10	10	10	9	10
Louisiana	3	3	3	3	2	2	2	2	2	2
Mississippi (3)	2	2	1	1	1	1	—	—	—	—
Missouri	7	8	8	7	7	7	8	8	7	7
New Mexico	2	2	2	2	2	2	2	2	2	2
Oklahoma	6	6	6	7	7	7	8	8	7	7
South Carolina	8	10	10	9	10	11	10	11	12	12
Tennessee	10	11	11	12	13	13	13	13	13	14
Texas	20	19	19	21	19	18	19	19	21	20
Utah (4)	1	1	1	—	—	—	—	—	—	—
Wisconsin (5)	1	1	2	2	2	1	1	1	1	1
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Indiana in September 2012.
(3) The Company commenced operations in Mississippi in September 2013.
(4) The Company commenced operations in Utah in October 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2022:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	57,034	$1,745	$99,519
Georgia	101,014	1,988	200,847
Idaho	8,362	1,652	13,815
Illinois	49,377	2,970	146,640
Indiana	24,589	1,676	41,209
Kentucky	48,008	2,026	97,250
Louisiana	31,718	1,620	51,373
Mississippi	25,086	1,298	32,573
Missouri	40,405	2,664	107,635
New Mexico	19,530	1,885	36,810
Oklahoma	46,712	1,915	89,459
South Carolina	65,749	1,899	124,829
Tennessee	75,268	1,897	142,749
Texas	198,674	1,534	304,716
Utah	5,821	1,904	11,086
Wisconsin	12,477	1,786	22,279
Total	809,824	$1,880	$1,522,789

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

New Loans to Current and Former Customers. The Company believes that development and continual reinforcement of personal relationships with customers improves the Company's ability to monitor their creditworthiness, reduce credit risk, and generate customer loyalty. It is not unusual for the Company to have made a number of loans to the same customer over the course of several years, many of which were refinanced with a new loan after the borrower had reduced the existing loan's outstanding balance by making multiple payments. In determining whether to refinance existing loans, the Company typically requires loans to be current on a recency basis, and repeat customers are generally required to complete a new credit application if they have not completed one within the prior year.

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2022, 2021, and 2020, the percentages of the Company's loan originations that were refinancings of existing loans were 63.9%, 69.2%, and 66.9%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.1%, 1.5%, and 1.3% of the Company’s loan volume in fiscal 2022, 2021, and 2020, respectively.

Approximately 15.0%, 14.7%, and 12.7% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2022, 2021, and 2020, respectively.

Collection Operations. To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Local branch staff also promptly contact delinquent customers following any payment due date and thereafter remain in close contact with such customers through phone calls or letters until payment is received or some other resolution is reached. The Company also has a centralized collections team that primarily focuses on customers who have become more than 90 days past due on a recency basis. In Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Utah, and Wisconsin, the Company is permitted under state laws to garnish customers' wages, within certain circumstances, for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and rarely attempts to foreclose on collateral.

Monitoring and Supervision. Several levels of management monitor and supervise the operations of each of the Company's branches. Senior management has access to daily delinquency, loan volume, charge-off, and other statistical data on a consolidated, state and branch level. District Managers evaluate branch performance in their geographic area, communicate regularly with branch managers regarding operations and submit standardized reports detailing their efforts and findings to the Company's senior management. Regional vice presidents monitor the performance of all branches within their states and communicate regularly with district managers. The Company takes a risk-based approach to determine internal audit frequency. Each branch undergoes periodic audits which include an examination of cash balances and compliance with Company loan approval, review and collection procedures, and compliance with federal and state laws and regulations.

Staff and Training.  Local branches are staffed with a minimum of two employees. The branch manager supervises and administers operations of the branch and is responsible for approving all borrower loan applications and requests for increases in the amount of credit extended. Each branch generally has one or two financial service representatives who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, collection efforts, and marketing activities. Larger branches may employ additional account specialists.

New employees are required to review detailed training materials that explain the Company's operating policies and procedures. The Company tests each employee on the training materials during the first year of employment. In addition, each branch associate completes an online training session and attends periodic training sessions outside the branch. The Company utilizes an enhanced training tool, which provides continuous, real-time, online training to all locations. This allows for more training opportunities to be available to all employees throughout the course of their career with the Company.

Advertising.  The Company actively advertises through direct mail, digital platforms and by email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 3.1%, 3.3%, and 4.1% in fiscal 2022, 2021, and 2020, respectively.

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

We value feedback from our team and participated in an annual engagement survey that resulted in being named by Energage as a Top Workplaces USA winner in 2022 and 2021.

During fiscal 2022, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2022, we employed 3,121 full and part time employees across our sixteen-state footprint, approximately 332 of whom were corporate Team Members located in our main corporate office in Greenville, South Carolina and approximately 2,789 of whom were branch-based Team Members located in 16 states throughout the United States. None of our Team Members belong to a union or are party to any collective bargaining or similar agreement.

We strive toward having a powerful and diverse team of Team Members, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people.

As of March 31, 2022, our Team Members had the following gender, race and ethnicity demographics:

Gender - All Team Members
Female	85.19%
Male	14.78%
Undeclared	0.03%

Race/Ethnicity - All Team Members
White	57.62%
Hispanic or Latino	21.00%
Black or African American	16.39%

Other Race/Ethnicity	3.61%
Not provided	1.38%

Total Rewards. We provide a comprehensive suite of benefits designed to help Team Members and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, flexible spending accounts
•A 401(k) Plan (with an employer matching contribution)
•Company-paid basic life insurance and long-term and short-term disability
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave
•Time off donation program for Team Members experiencing medical emergencies
•Financial assistance program for Team Members impacted by natural disasters

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (41)	President and Chief Executive Officer
•President and Chief Executive Officer since June 2018
•Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018
•Vice President of Analytics from June 2014 to February 2018
•Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013

John L. Calmes Jr. (42)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer
•Executive Vice President, Chief Financial and Strategy Officer and Treasurer since October 2018
•Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018
•Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015
•Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013
•Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (49)	Executive Vice President and Chief Branch Operations Officer
•Executive Vice President and Chief Branch Operations Officer since February 2018
•Executive Vice President of Branch Operations from September 2016 to February 2018
•Senior Vice President, Southeastern Division from November 2015 to September 2016
•Senior Vice President, Central Division from June 2005 to November 2015; Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Luke J. Umstetter (42)	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
•Senior Vice President, Secretary and General Counsel since August 2018
•General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018
•General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (46)	Senior Vice President, Human Resources
•Senior Vice President, Human Resources since October 2018
•Vice President, Human Resources from February 2016 to October 2018
•Divisional Vice President - Human Resources of Family Dollar Corporation, a nationwide variety retail chain, from 2012 to 2016
•Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (47)	Senior Vice President, Information Technology
•Senior Vice President, Information Technology since October 2018
•Vice President of IT Strategic Solutions from April 2016 to October 2018
•Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (45)	Senior Vice President, Accounting	•Senior Vice President of Accounting since October 2018 •Vice President of Accounting-US from June 2013 to October 2018 •Controller-US from June 2011 to June 2013.

Government Regulation

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

Although these laws and regulations remained substantially unchanged for many years, over the last several years the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. See Part I, Item 1A, “Risk Factors".

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (commonly referred to as the CFPB), which has sweeping regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders. The CFPB continues to actively engage in the announcement and implementation of various plans and initiatives generally in the area of consumer financial transactions. Some of these CFPB announced plans and initiatives, if implemented, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB's regulatory initiatives.

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

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including, but not limited to those identified by the use of words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” “would,” “could,” and any variations of the foregoing and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Our ability to collect on loans to individuals, our single largest asset group, depends on the ability and willingness of our borrowers to repay such loans. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs) and inflationary pressures, disposable income, interest rates, health crises, natural disasters, acts of war or terrorism, political or social conditions, divorce, death, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additionally, increases in the size of the loans we offer and average loan size could increase the chance a borrower does not meet their obligations to us and could further increase our credit risk. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Credit Quality.”

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as cyber security attacks and breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral).

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

We currently operate consumer installment loan branches in sixteen states in the United States. Any adverse legislative or regulatory change in any one of our states or an economic downturn or catastrophic event that disproportionately affects one or more of our states, including in any of our larger states could have a material adverse effect on our business, prospects, and results of operations or financial condition. See Part I, Item 1, “Description of Business” for information regarding the size of our business in the various states in which we operate.

We may be unable to execute our business strategy due to economic conditions.

Uncertainty and deterioration in general economic conditions in the U.S. historically have created a difficult operating environment for consumer lending. Many factors, including factors that are beyond our control, may impact our financial position, liquidity, and results of operations and depend on management’s ability to execute our business strategy. These macro-economic factors include general inflation, unemployment levels, housing markets, commodity prices, energy costs, volatile interest rates, natural disasters, acts of war and terrorism. Additionally, many of our customers are primarily non-prime borrowers, who have historically been more likely to be affected by adverse macro-economic factors than prime borrowers. Currently, due to a number of factors including the ongoing conflict between Russia and Ukraine and supply chain problems caused in part by the COVID-19 pandemic, the global economy is experiencing inflationary pressures not seen in a significant period of time. We cannot predict the timing or the duration of any inflation or downturn in the economy and we are not immune to the effects of general worldwide economic conditions.

Key factors involved in the execution of our business strategy include achieving our desired loan volume and pricing strategies, the use of effective credit risk management techniques, marketing and servicing strategies, continued investment in technology to support operating efficiency, and continued access to funding and liquidity sources. Although our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints, there can be no assurance that this strategy will have its intended effect. Our failure or inability to execute any element of our business strategy, due to economic conditions or otherwise, could materially adversely affect our financial position, liquidity, and results of operations.

Our ability to execute our growth strategy is subject to significant risks, including some beyond our control, and may be adversely affected.

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

We depend on secure information technology, and an attack on or a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations, and could lead to significant financial and legal exposure and reputational harm.

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

Despite the measures we implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, ransomware, computer viruses or other security breaches, particularly because the techniques used by attackers change frequently and often are not immediately detected, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems directly, by fraudulently inducing employees, customers, or other users of our systems, or by using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. Or, they may seek to disrupt or disable our services through attacks such as denial-of-service attacks and ransomware attacks. In addition, we may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks, and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ operations. We also routinely transmit and receive personal, confidential and proprietary information through third parties, which may be vulnerable to interception, misuse, or mishandling. Additionally, we may face new or heightened cybersecurity risk due to the COVID-19 pandemic and the resulting increase in our remote workforce and digital operations.

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

In the event personal, confidential, or other information is threatened, intercepted, misused, mishandled, or compromised, we may be required to expend significant additional resources to modify our protective measures, to investigate the circumstances surrounding the event, and implement mitigation and remediation measures. We also may be subject to fines, penalties, litigation (including securities fraud class action lawsuits), regulatory investigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition and/or results of operations could be significantly and adversely affected.

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

We are subject to various federal and state privacy, data protection, and information security laws and regulations, including requirements concerning security breach notification. Various federal and state regulatory agencies require us to notify customers in the event of a security breach. Moreover, federal and state legislators are increasingly considering and implementing new guidance, laws, and regulations. Compliance with current or future privacy, data protection and information security laws affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws may require us to change our business practices or operational structure, and could subject us to potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, and damage to our reputation.

We are also subject to the risk of theft or misuse of physical customer and employee records at our facilities.

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

Our information systems, and administrative and management processes could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of war or terror or similar event, destroyed or severely damaged our infrastructure. Any such catastrophic event or other unexpected disruption of our headquarter's functions or off-site data center could have a material adverse effect on our business, results of operations, and financial condition.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders may have interests which conflict with the interests of our other security holders.

As of March 31, 2022, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 43.0% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

Our revolving credit agreement allows us to borrow up to $685.0 million, with an accordion feature permitting the maximum aggregate commitments to increase to $785.0 million provided that certain conditions are met, through June 7, 2024. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Our current debt and any additional debt we may incur in the future could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We may incur a substantial amount of debt in the future. As of March 31, 2022, we had approximately $697.0 million of total debt outstanding and a total debt-to-equity ratio of approximately 1.9 to 1. The amount of debt we may incur in the future could have important consequences, including the following:

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2022, we had $287.7 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

Our revolving credit agreement also imposes requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit agreement requires, among other things, that we maintain (i) at all times a specified minimum consolidated net worth, (ii) as of the end of each fiscal quarter, a minimum ratio of consolidated net income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum, (iii) at all times a specified maximum ratio of total debt on a consolidated basis to consolidated adjusted net worth and (iv) at all times a specified maximum collateral performance indicator. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

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

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, the Company believes that the implementation of any such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C).

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

In 2017, the CFPB issued a final rule (the "Rule") under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The final rule originally required lenders originating short-term loans and longer-term balloon payment loans to first make a good-faith reasonable determination that the consumer has the ability to repay the covered loan along with current obligations and expenses (“ability to repay requirements”), however the ability to repay requirements was rescinded in July 2020. The final rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an annual percentage rate within the scope of the final rule. The final rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016. Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Additionally, any further regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations.

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

Additionally, if we are subject to regulatory actions or other litigation, we may not be able to maintain all requisite licenses and permits or obtain additional licenses and permits necessary for future business operations, and the failure to satisfy those or other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. Material changes in laws or regulations applicable to us could also subject us to additional licensing, registration and other regulatory requirements in the future or could adversely affect our business, financial condition, and results of operations.

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

As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Business-Government Regulation” and “Federal Legislation,” for more information regarding this legislation and related risks.

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

We are subject to the FCPA and various other anti-corruption and anti-bribery laws. We face significant risks and liability if we fail to comply with these laws, which generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. On August 6, 2020, the Company announced that it has reached resolution with both the SEC and the DOJ with respect to the FCPA matter in Mexico. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information.

The Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief for any future violations of the FCPA. In addition, any disposition of these matters could adversely impact the Company’s access to debt financing and capital funding and result in further modifications to our business practices and compliance programs. Any disposition of any future violations could also potentially require that a monitor be appointed to review future business practices with the goal of ensuring compliance with the FCPA and other applicable laws. The Company is currently facing a shareholder derivative complaint that was filed on behalf of the Company against certain of its current and former directors in relation to WAC de Mexico, which the Company is contesting, and could also face additional third-party claims by shareholders and/or other stakeholders of the Company. In addition, disclosure of the investigation or its ultimate disposition could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current customers and potential customers, to attract and retain employees, and to access the capital markets.

Detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. We may incur substantial expenses responding to such actions. Any future FCPA violation, or a settlement thereof, may give rise to an event of default under the agreement governing our revolving credit facility, which could have a material adverse effect on our liquidity. See Part I, Item 1A, “Risk Factors - We depend to a substantial extent on borrowings under our revolving credit agreement to fund our liquidity needs” and “Risk Factors -The terms of our debt limit how we conduct our business.”

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as regulatory and operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. We also face evolving risks resulting from the ongoing COVID-19 pandemic.

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

At March 31, 2022 our total assets contained $7.4 million of goodwill. Under GAAP, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

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

The annual turnover as of March 31, 2022 among our branch employees was approximately 44.4%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

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

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. Additionally, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for loan losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry, the domestic or global economy, including inflationary pressures, or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

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

In addition, the FASB is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.
We are required to use certain assumptions and estimates in preparing our financial statements under GAAP, including determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, valuation of income, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
In addition, the FASB is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition.

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

The coronavirus (COVID-19) pandemic has adversely affected and is expected to continue adversely affecting our business, liquidity, results of operations and financial position.

The COVID-19 pandemic has resulted in widespread volatility and deterioration in household, business, economic, and market conditions. The ultimate extent of the impact of the COVID-19 global pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including the duration of the pandemic and emergence of new variants or additional waves of cases, the government's response including public health directives and/or economic and fiscal stimulus measures, the effect on customers and their spending and saving abilities and the effect on markets and economies such as volatile interest rates, inflation and higher insurance costs. The COVID-19 pandemic could also have an adverse impact on our labor force if key personnel or a significant number of employees become unavailable due to the effects and restrictions of the pandemic or if we experience labor shortages or other difficulties hiring and retaining labor. Additionally, we rely on service providers to help us conduct aspects of our business and if any of these providers are unable to continue to provide us with their services, due to the COVID-19 pandemic or otherwise, it could negatively impact our ability to serve our customers.

Given the unprecedented nature of the COVID-19 pandemic, our financial and economic models may be unable to accurately predict and respond to the impact of the economic contraction or lasting changes to customer behaviors, which in turn may limit our ability to manage credit risk and avoid higher charge-off rates. Additionally, our credit and economic models may not be able to adequately predict or forecast credit losses, loan receivables or other financial metrics during and after the crisis, which could result in our reserves being too large or insufficient. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole and there may be consequences that we do not anticipate at this time or that develop in unexpected ways. Additionally, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, access to financing and liquidity.

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

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. The Company leases approximately 45,000 square feet at this location. This lease expires on January 31, 2030 and includes two five-year options. The Company’s previous corporate headquarters, which consisted of approximately 42,000 square feet in Greenville, South Carolina, was classified as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings. The remaining third building was sold during the second quarter of fiscal 2022.

The Company owns all of the furniture, fixtures and computer terminals located in each of its branches. As of March 31, 2022, the Company had 1,167 branches, most of which are leased and are classified as operating leases. During the fiscal year ended March 31, 2022, operating lease cost for office space was approximately $27.1 million, or an average of approximately $22.6 thousand per branch. The Company's leases generally provide for an initial three- to five-year term with renewal options. The Company's branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of 1,600 square feet.

Item 3.	Legal Proceedings

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation previously disclosed, and summarized below under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” the complaint alleges violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. The complaint seeks unspecified monetary damages from the individual defendants, equitable and/or injunctive relief, disgorgement of compensation from the individual defendants, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants.

General

In addition, from time to time the Company is involved in litigation matters relating to claims arising out of its operations in the normal course of business.

Estimating an amount or range of possible losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, currently pending claims. Based on information currently available, the Company does not believe that any reasonably probable losses arising from currently pending legal matters will be material to the Company’s results of operations or financial conditions. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since November 26, 1991, the Company’s common stock has traded on NASDAQ and is currently listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol WRLD.

Holders

As of May 19, 2022, there were 24 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

Issuer Purchases of Equity Securities

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of March 31, 2022, the Company had $15.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2022	100,703	$218.53	100,703	$24,297,325
February 1 through February 28, 2022	121,315	201.07	121,315	30,000,000
March 1 through March 31, 2022	78,357	185.14	78,357	15,435,424
Total for the quarter	300,375	$202.77	300,375

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

400
300
200
100
0
Index Value
2017
2018
2019
2020
2021
2022
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2018, gross loans receivable have increased at a 10.97% annual compounded rate from $1.00 billion to $1.52 billion at March 31, 2022. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 81,000, 77,000, and 84,000 returns in each of the fiscal years 2022, 2021, and 2020, respectively. Revenues from the Company’s tax preparation business in fiscal 2022 amounted to approximately $21.7 million, a 19.9% increase over the $18.1 million earned during fiscal 2021.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2022	2021	2020
	(Dollars in thousands)
Gross loans receivable	$1,522,789	$1,104,746	$1,209,871
Average gross loans receivable (1)	$1,377,740	$1,143,186	$1,256,389
Net loans receivable (2)	$1,119,758	$825,382	$900,891
Average net loans receivable (3)	$1,014,984	$848,732	$928,408

Expenses as a percentage of total revenue:
Provision for credit losses	32.0%	16.4%	30.8%
General and administrative	51.0%	57.5%	58.9%
Interest expense	5.7%	4.9%	4.4%
Operating income as a % of total revenue (4)	17.0%	26.1%	10.3%

Loan volume (5)	3,267,860	2,371,981	2,929,265

Net charge-offs as percent of average net loans receivable	14.2%	14.1%	18.0%

Return on average assets (trailing 12 months)	4.8%	9.1%	2.7%

Return on average equity (trailing 12 months)	13.4%	22.8%	6.1%

Branches opened or acquired (merged or closed), net	(38)	(38)	50

Branches open (at period end)	1,167	1,205	1,243
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

Comparison of Fiscal 2022 Versus Fiscal 2021

Net income for fiscal 2022 was $53.9 million, a 38.9% decrease from the $88.3 million earned during fiscal 2021. The decrease in net income from was primarily due to a $100.0 million increase in the provision for credit losses partially offset by a $56.9 million increase in revenue.

Operating income (revenues less provision for credit losses and general and administrative expenses) during fiscal 2022 decreased $38.1 million.

Total revenues increased $56.9 million, or 10.8%, to $582.4 million in fiscal 2022, from $525.5 million in fiscal 2021. At March 31, 2022, the Company had 1,167 branches in operation, a decrease of 38 branches from March 31, 2021.

Interest and fee income during fiscal 2022 increased by $34.6 million, or 7.7%, from fiscal 2021. The increase was primarily due to an increase in average net loans receivable. Net loans receivable outstanding at March 31, 2022 increased 35.7% compared to March 31, 2021, and average net loans receivable outstanding increased 19.6% during fiscal 2022 compared to fiscal 2021. Interest and fee income was also impacted by decreasing yields as the portfolio mix shifted to larger lower rate loans during the year. We expect the portfolio to continue to shift towards larger lower rate loans in the near term which should continue to decrease interest and fee yields in the future.

Insurance commissions and other income increased by $22.3 million, or 30.0%, from fiscal 2021 to fiscal 2022. Insurance commissions increased by $12.1 million, or 27.3%, from fiscal 2021 to fiscal 2022 due to an increase in loan volume in states where we offer our insurance products along with the shift towards larger loans. The sale of insurance products is limited to large loans in several states in which we operate. Other income increased by $10.2 million, or 33.9%, from fiscal 2021 to fiscal 2022 primarily due to an increase in tax preparation income of $3.6 million and increase in revenue from the Company's motor club product of $6.9 million.

The provision for losses during fiscal 2022 increased by $100.0 million, or 115.9%, from the previous year. This increase can mostly be attributed to overall growth in the portfolio along with an increase in delinquency and charge-off rates during the year. Accounts that were 91 days or more past due represented 4.5% and 3.1% of our loan portfolio on a recency basis at March 31, 2022 and March 31, 2021, respectively. The Company's year-over-year charge-off ratio (net charge-offs as a percentage of average net loans receivable) increased from 14.1% for the year ended March 31, 2021 to 14.2% for the year ended March 31, 2022.

Customers who are new borrowers to the Company (less than two years since their first origination at the time of their current loan) as a percentage of the year-end portfolio have increased a relative 2.2% year over year. These "new to World" customers now account for 31.7% of the portfolio, an increase from 31.0% last year. Customers who were with the Company for less than five months have increased 56.0% from 8.4% to 13.1%. This increased weighting of new borrowers, our riskiest customer type, in the portfolio contributed to the increase in delinquency and charge-off rates of the overall portfolio. In addition to the increase in portfolio weighting towards less tenured customers during the last 12 months.

Charge-off rate for the past ten fiscal years averaged 15.0%, with a high of 18.0% (fiscal 2020) and a low of 12.8% (fiscal 2015). In fiscal 2022 the charge-off rate was 14.2%. The following table presents the Company's charge-off ratios since 2012.

Historical Charge-off Rate
19%
18%
17%
16%
15%
14%
13%
12%
Percentage
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
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

General and administrative expenses during fiscal 2022 decreased by $5.0 million, or 1.7%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, decreased 1.0% from fiscal 2021 to fiscal 2022 and, overall, general and administrative expenses as a percent of total revenues decreased to 51.0% in fiscal 2022 from 57.5% in fiscal 2021. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $183.1 million for fiscal 2022, a $1.6 million, or 0.8%, decrease over fiscal 2021. The decrease was largely due to a $2.5 million decrease related to the deferred origination payroll expense under ASC 310 as a result of higher originations during the year. Regular payroll expense decreased $1.7 million year over year primarily due to decreases in headcount and benefit expense increased $0.2 million.

Occupancy and equipment expense totaled $52.1 million for fiscal 2022, a $4.1 million, or 7.3%, decrease over fiscal 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2022 the expense per average open branch decreased to $43.4 thousand, down from $45.5 thousand in fiscal 2021. Occupancy and equipment expense decreased by $2.5 million due to the timing of write down of signage as a result of rebranding our branch offices beginning in fiscal 2021.

Advertising expense totaled $18.3 million for fiscal 2022, a $1.1 million, or 6.4%, increase over fiscal 2021. The increase was primarily due to increased spending in our digital marketing.

Amortization of intangible assets totaled $5.0 million for fiscal 2022, a $0.5 million, or 8.5%, decrease over fiscal 2021, which primarily relates to a corresponding decrease in total intangible assets during the comparative periods due to acquisition activity during the current and prior year.

Other expense totaled $38.7 million for fiscal 2022, remaining relatively flat when compared to fiscal year 2021.

Interest expense increased by $7.7 million, or 30.1%, during fiscal 2022 when compared to the previous fiscal year as a result of an increase in average debt outstanding of 33.1% partially offset by a decrease in the effective interest rate from 5.8% to 5.7%.

Income tax expense decreased $11.5 million, or 49.6% for fiscal 2022 compared to the prior fiscal year. The effective tax rate decreased to 17.8% for fiscal 2022 compared to 20.8% for fiscal 2021. The decrease was primarily due to an increase in the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock and state tax credits recognized in the current fiscal year. This was partially offset by an increase in the disallowed executive compensation under Section 162(m) in the current year.

Comparison of Fiscal 2021 Versus Fiscal 2020

For a comparison of our results of operations for the years ended March 31, 2021 and March 31, 2020, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (which was filed with the SEC on June 2, 2021), which comparison is incorporated herein by reference.

Regulatory Matters

Mexico Investigation

As previously disclosed, the Company voluntarily contacted the SEC and DOJ in June 2017 to advise both agencies that an internal investigation of its historical operations in Mexico was underway. The Company has fully cooperated with both agencies. The Company sold its Mexican subsidiaries in 2018 and the Company and its subsidiaries no longer operate in Mexico.

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

CFPB Rulemaking Initiative

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”), however the ability to repay requirements was rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. Currently, the payment requirements are scheduled to take effect in June 2022. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. As discussed in Note 1 to the Consolidated Financial Statements included in this report, our policies related to the allowances for credit losses changed on April 1, 2020 in connection with the adoption of a new accounting standard update as codified in ASC 326. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2022 and 2021.

	At or for the Three Months Ended
	2022				2021
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$129,659	$137,827	$148,572	$166,329	$123,867	$124,441	$130,946	$146,280
Provision for credit losses	$30,266	$42,044	$56,459	$57,439	$25,661	$26,090	$28,857	$5,636
General and administrative expenses	$73,351	$74,989	$74,229	$74,607	$71,608	$75,293	$77,875	$77,411
Net income	$15,771	$12,439	$7,327	$18,382	$15,509	$13,398	$14,491	$44,884

Gross loans receivable	$1,223,139	$1,394,827	$1,606,111	$1,522,789	$1,067,877	$1,109,366	$1,264,530	$1,104,746
Number of branches open	1,205	1,202	1,202	1,167	1,240	1,232	1,230	1,205

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $1.13 billion at March 31, 2019 to $1.52 billion at March 31, 2022, net cash provided by operating activities for fiscal years 2022, 2021, and 2020 was $281.5 million, $217.3 million, and $281.0 million, respectively.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $32.9 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company did not acquire any branches during fiscal 2022. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility. In March of 2021, the credit facility was amended and restated to, among other things, (i) reduced the applicable margin to 3.50% rather than adjusting it from 3.50% to 4.50% based on the Company's EBITDA ratio; (ii) permit the Company to purchase its equity securities or make other distributions in respect of its equity securities in the amount of $90 million through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing on January 1, 2019, subject to certain restrictions; and (iii) extend the maturity date of the amended and restated revolving credit agreement to June 7, 2024. In September of 2021, the credit facility was amended in connection with the Company’s Notes offering to permit the issuance of the Notes.

Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus 3.5% with a minimum rate of 4.5%. The Company’s amended and restated revolving credit agreement provides procedures for determining a replacement or alternative rate in the event LIBOR is unavailable or discontinued or if the administrative agent elects to replace LIBOR prior to its discontinuation. There can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and will work to limit any negative impacts that could result during any transition away from LIBOR. At March 31, 2022, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2022; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2022, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 5.0%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2022 $397.0 million was outstanding under this facility, and there was $287.7 million of unused borrowing availability under the borrowing base limitations.

The Company’s obligations under the revolving credit facility, together with treasury management and hedging obligations owing to any lender under the revolving credit facility or any affiliate of any such lender, are required to be guaranteed by each of the Company’s wholly-owned subsidiaries. The obligations of the Company and the subsidiary guarantors under the revolving credit facility, together with such treasury management and hedging obligations, are secured by a first-priority security interest in substantially all assets of the Company and the subsidiary guarantors.

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0; (iii) a maximum collateral performance indicator of 24% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio as further discussed below.

As further discussed in Note 18 to the Consolidated Financial Statements, on May 3rd, 2022, the Company entered into the Seventh Amendment to its Amended and Restated Revolving Credit Agreement (the “Seventh Amendment”) to, among other things, reduce the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.75 to 1.0 to 2.10 to 1.0 for each fiscal quarter from March 31, 2022 to June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2022, the Company had $15.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company's debt agreements and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Under the terms of our revolving credit facility and the Notes, we have, subject to certain restrictions, the ability to make total share repurchases of at least $90.0 million from March 26, 2021 through June 30, 2022. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2022, the Company's debt outstanding was $697.0 million and its shareholders' equity was $373.0 million resulting in a debt-to-equity ratio of 1.9:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Our operations expose us to a variety of market risks, including the effects of changes in interest rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $397.0 million at March 31, 2022. Interest on borrowings under this facility is based on the greater of 4.5% or one month LIBOR plus an applicable margin of 3.5%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2022, a change of 1% in the LIBOR interest rate would cause a change in interest expense of approximately $4.0 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021
ASSETS
Cash and cash equivalents	$19,236,322	$15,746,454
Gross loans receivable	1,522,788,860	1,104,746,261
Less:
Unearned interest, insurance and fees	(403,030,844)	(279,364,584)
Allowance for credit losses	(134,242,862)	(91,722,288)
Loans receivable, net	985,515,154	733,659,389
Operating lease right‐of‐use assets, net	85,631,304	90,055,572
Finance lease right‐of‐use assets, net	607,512	1,013,901
Property and equipment, net	24,476,231	25,326,136
Deferred income taxes, net	39,801,457	24,992,742
Other assets, net	35,901,704	31,423,134
Goodwill	7,370,791	7,370,791
Intangible assets, net	19,756,114	23,537,517
Assets held for sale (Note 17)	—	1,143,528
Total assets	$1,218,296,589	$954,269,164

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$396,972,746	$405,007,500
Senior unsecured notes payable, net	295,393,991	—
Income taxes payable	7,384,169	11,575,861
Operating lease liability	87,399,049	91,132,722
Finance lease liability	80,067	585,353
Accounts payable and accrued expenses	58,042,139	41,040,287
Total liabilities	845,272,161	549,341,723

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,348,314 and 6,805,294 shares at March 31, 2022 and March 31, 2021, respectively	—	—
Additional paid-in capital	280,907,085	255,590,674
Retained earnings	92,117,343	149,336,767
Total shareholders' equity	373,024,428	404,927,441

Total liabilities and shareholders' equity	$1,218,296,589	$954,269,164

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2022	2021	2020

Revenues:
Interest and fee income	$485,666,579	$451,113,502	$508,326,771
Insurance and other income, net	96,720,966	74,419,765	81,702,244
Total revenues	582,387,545	525,533,267	590,029,015

Expenses:
Provision for credit losses	186,207,341	86,244,714	181,730,182
General and administrative expenses:
Personnel	183,058,343	184,620,515	203,774,574
Occupancy and equipment	52,084,641	56,160,268	54,237,835
Advertising	18,298,212	17,190,676	24,304,023
Amortization of intangible assets	5,010,275	5,474,240	5,010,626
Other	38,724,626	38,740,591	60,166,202
Total general and administrative expenses	297,176,097	302,186,290	347,493,260

Interest expense	33,424,788	25,698,836	25,896,130
Total expenses	516,808,226	414,129,840	555,119,572

Income before income taxes	65,579,319	111,403,427	34,909,443

Income taxes	11,659,482	23,120,599	6,751,965

Net income	$53,919,837	$88,282,828	$28,157,478

Net income per common share:
Basic	$8.88	$13.59	$3.66
Diluted	$8.47	$13.23	$3.54
Weighted average common shares outstanding:
Basic	6,072,170	6,493,898	7,688,242
Diluted	6,364,066	6,672,110	7,952,900

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	404,927,441
Proceeds from exercise of stock options	154,699	12,805,646	—	12,805,646
Common stock repurchases	(589,533)	—	(111,139,261)	(111,139,261)
Restricted common stock expense under stock option plan, net of cancellations ($5,072,230)	(22,146)	9,036,852	—	9,036,852
Stock option expense	—	3,473,913	—	3,473,913
Net income	—	—	53,919,837	53,919,837
Balances at March 31, 2022	6,348,314	$280,907,085	92,117,343	373,024,428

	Year ended March 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	411,963,067
Proceeds from exercise of stock options	165,237	12,268,554	—	12,268,554
Common stock repurchases	(1,129,875)	—	(102,452,302)	(102,452,302)
Restricted common stock expense under stock option plan, net of cancellations ($3,173,735)	(37,902)	12,302,869	—	12,302,869
Stock option expense	—	3,804,674	—	3,804,674
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	88,282,828	88,282,828
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	404,927,441

	Year ended March 31, 2020
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2019	9,284,118	$198,125,649	353,990,976	552,116,625
Proceeds from exercise of stock options	69,481	4,612,926	—	4,612,926
Common stock repurchases	(1,520,679)	—	(197,399,964)	(197,399,964)
Restricted common stock expense under stock option plan, net of cancellations ($4,476,159)	(25,086)	18,953,119	—	18,953,119
Stock option expense	—	5,522,883	—	5,522,883
Net income	—	—	28,157,478	28,157,478
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	411,963,067

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$53,919,837	$88,282,828	$28,157,478
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on assets held for sale	38,633	37,579	251,263
Amortization of intangible assets	5,010,275	5,474,240	5,010,626
Amortization of historic tax credits	3,930,753	1,736,384	868,192
Amortization of deferred loan costs	16,911,599	17,101,722	23,057,541
Amortization of debt issuance costs	1,095,325	659,292	517,499
Provision for credit losses	186,207,341	86,244,714	181,730,182
Depreciation	6,253,175	6,537,957	6,800,263
Amortization of finance leases	407,624	407,624	347,703
Loss on sale of property and equipment	419,975	2,812,404	339,259
Deferred income tax expense (benefit)	(14,808,715)	5,651,362	572,914
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	17,582,995	19,281,278	28,952,161
Gain on sale of loans receivable	—	(24,667)	—
Gain on company-owned life insurance	(106,885)	(1,064,897)	—
Change in accounts:
Other assets, net	(8,193,529)	(4,234,933)	(8,959,922)
Income taxes payable and receivable	(4,191,692)	6,610,559	(6,584,895)
Accounts payable and accrued expenses	17,001,850	(18,258,393)	19,917,429
Net cash provided by operating activities	281,478,561	217,255,053	280,977,693
Cash flows from investing activities:
Increase in loans receivable, net	(445,343,593)	(46,445,094)	(206,539,808)
Net assets acquired from business combinations and asset acquisitions, primarily loans	(9,631,112)	(15,210,973)	(47,100,694)
Increase in intangible assets from acquisitions	(1,228,872)	(4,563,279)	(14,455,279)
Purchases of property and equipment	(6,070,414)	(11,683,858)	(11,277,779)
Proceeds from sale of property and equipment	245,935	346,943	284,869
Proceeds from the sale of assets held for sale	1,104,895	2,810,391	—
Proceeds from the sale of loans receivable	—	449,327	—
Proceeds from company-owned life insurance	—	1,997,279	—
Net cash used in investing activities	(460,923,161)	(72,299,264)	(279,088,691)
Cash flow from financing activities:
Borrowings from senior notes payable	515,315,246	310,984,250	540,691,400
Payments on senior notes payable	(523,350,000)	(357,076,750)	(341,531,400)
Issuance of senior unsecured notes payable	300,000,000	—	—
Loan costs associated with senior unsecured notes payable	(5,119,647)	—	—
Debt issuance costs associated with senior notes payable	—	(784,250)	(991,400)
Proceeds from exercise of stock options	12,805,646	12,268,554	4,612,926
Payments for taxes related to net share settlement of equity awards	(5,072,230)	(3,173,735)	(4,476,159)
Repurchase of common stock	(111,139,261)	(102,452,302)	(197,399,964)
Repayment of finance lease	(505,286)	(594,024)	(510,916)
Net cash provided by (used in) financing activities	182,934,468	(140,828,257)	394,487
Net change in cash and cash equivalents	3,489,868	4,127,532	2,283,489
Cash and cash equivalents at beginning of year	15,746,454	11,618,922	9,335,433

Cash and cash equivalents at end of year	$19,236,322	$15,746,454	$11,618,922

Supplemental Disclosures:
Interest paid during the year	$21,318,911	$24,993,898	$23,942,122
Income taxes paid during the year	$30,941,852	$14,857,555	$15,711,692

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

As of March 31, 2022, the Company operated 1,167 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: World Finance Corporation or World Finance.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states and WAC Insurance Company, Ltd. (a captive reinsurance company established in fiscal 1994). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2022 and 2021 the Company had $7.8 million and $7.0 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2022, 2021, and 2020 the Company originated loans generally ranging up to $6,000, with terms of 60 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally, a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2022:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$500	$2,450	7	36
Large loans	2,500	25,000	9	60
Tax advance loans	500	5,000	8	8

Gross loans receivable at March 31, 2022 and 2021 consisted of the following:

	2022	2021
Small loans	$727,852,627	$620,959,979
Large loans	789,112,912	475,470,271
Tax advance loans	5,823,321	8,316,011
Total gross loans	$1,522,788,860	$1,104,746,261

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses.  Net unamortized deferred origination fees and costs were $6.9 million and $5.1 million as of March 31, 2022 and 2021, respectively.

The Company recognizes interest and fee income using the interest method. Charges for late payments are credited to income when collected.

With the exception of tax advance loans, which are interest free, the Company offers its loans at the prevailing statutory rates for terms not to exceed 60 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

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

Allowance for Credit Losses

Refer to Note 2, “Allowance for Credit Losses and Credit Quality Information”, for information regarding the Company's adoption of the CECL allowance model on April 1, 2020 and a description of the methodology it utilizes.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due on a recency basis. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2022 and 2021, bankrupt accounts that had not been charged off were approximately $5.4 million and $3.2 million, respectively.  Bankrupt accounts 91 days or more past due on a recency basis are reserved at 100% of the gross loan balance. The Company also considers any accounts 91 days or more past due on a recency basis to be impaired, and such accounts are reserved at 100% of the gross loan balance, less a rehab rate for defaulted loans that do not charge-off.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset as follows: buildings, 25 to 40 years; furniture and fixtures, 5 to 10 years; equipment, 3 to 7 years; and vehicles, 3 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset, which is generally five years, or the lease term, which is generally three to five years. Additions to premises and equipment and major replacements or improvements are added at cost. Maintenance, repairs, and minor replacements are charged to operating expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Insurance and other income, net in the Consolidated Statements of Operations.

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. The Company uses its effective annual interest rate as the discount rate when evaluating leases. Refer to Note 9, "Leases", for further discussion of the discount rate.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term equipment leases, which are defined as leases with an initial term of 12 months or less. Further, the Company has elected to not separate lease from non-lease components. Variable lease costs include expenses such as common area maintenance, utilities, and repairs and maintenance.

Other Assets

Other assets include cash surrender value of life insurance policies, prepaid expenses, debt issuance costs related to the senior notes payable, and other deposits.

Debt Issuance Costs

In accordance with ASC 835, debt issuance costs related to the senior unsecured notes payable are presented as a direct deduction from its carrying value in the Consolidated Balance Sheets. Unamortized debt issuance costs related to the senior unsecured notes payable as of March 31, 2022 were $4.6 million. There were no debt issuance costs related to the senior unsecured notes payable as of March 31, 2021.

As the Company intends to pay down the senior notes payable throughout the contractual arrangement, debt issuance costs related to this arrangement are presented as an asset within Other assets in the Consolidated Balance Sheets as discussed above. Unamortized debt issuance costs related to the senior notes payable as of March 31, 2022 and 2021 were $0.7 million and $1.3 million, respectively.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists"), and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23 years with a weighted average of approximately 9.4 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 4.7 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal years ended March 31, 2022, 2021, or 2020.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, regardless of whether the financial instrument is recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable, senior notes payable, and senior unsecured notes payable..

Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active.

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

Claims paid by the third party insurance company result in a reduction to loan losses. Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations.  Any remaining losses are charged to the allowance for credit losses.

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

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). The Company accounts for forfeitures as they occur. At March 31, 2022, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2022, the Company had $15.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit agreement and the Notes limit share repurchases to $90 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2022 our debt outstanding was $697.0 million and our shareholders' equity was $373.0 million resulting in a debt-to-equity ratio of 1.9:1.0.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2022, the Company operated in sixteen states in the United States. For fiscal years ended March 31, 2022, 2021, and 2020, gross loan receivable within the Company's four largest states accounted for approximately 53% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $18.3 million, $17.2 million, and $24.3 million for fiscal years 2022, 2021, and 2020, respectively.

Recently Issued Accounting Standards Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively, with the exception of the transition method related to the recognition and measurement of troubled debt restructurings in which an entity has the option to apply a modified retrospective transition method. Early adoption is permitted. We are currently evaluating the impact the adoption of this update will have on our Consolidated Financial Statements.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the Consolidated Financial Statements as a result of future adoption.

(2)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2022	March 31, 2021
0 to 5 months	$198,740,475	$92,378,097
6 to 17 months	133,665,566	106,742,121
18 to 35 months	204,940,323	169,361,910
36 to 59 months	208,936,027	130,655,627
60+ months	770,683,149	597,292,495

Tax advance loans	5,823,320	8,316,011
Total gross loans	$1,522,788,860	$1,104,746,261

During the first quarter of fiscal 2021, we adopted ASU 2016-13, which replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model, using the modified retrospective approach. Upon adoption, the total allowance for credit losses increased by $28.6 million, with no impact to the Consolidated Statements of Operations.

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,322,332,136	$34,273,199	$2,665,078	$152,105	$21,539	$3,972	$1,359,448,029
30 - 60 days past due	49,517,859	2,114,463	247,291	28,011	2,664	—	51,910,288
61 - 90 days past due	36,707,960	989,136	130,763	13,031	5,594	—	37,846,484
91 or more days past due	64,238,626	3,239,753	248,596	24,377	5,386	4,001	67,760,739
Total	$1,472,796,581	$40,616,551	$3,291,728	$217,524	$35,183	$7,973	$1,516,965,540

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,737,741	$7,033	$—	$—	$—	$—	$4,744,774
30 - 60 days past due	1,060,811	1,334	—	—	—	—	1,062,145
61 - 90 days past due	—	432	—	—	—	—	432
91 or more days past due	2,922	13,047	—	—	—	—	15,969
Total	$5,801,474	$21,846	$—	$—	$—	$—	$5,823,320
Total gross loans							$1,522,788,860

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,290,448,366	$29,913,995	$1,994,474	$68,836	$9,586	$699	$1,322,435,956
30 - 60 days past due	57,225,953	1,508,794	91,118	5,519	—	—	58,831,384
61 - 90 days past due	45,276,797	1,271,187	96,233	986	—	—	46,645,203
91 or more days past due	79,845,465	7,922,574	1,109,903	142,183	25,598	7,274	89,052,997
Total	$1,472,796,581	$40,616,550	$3,291,728	$217,524	$35,184	$7,973	$1,516,965,540
	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,737,741	$—	$—	$—	$—	$—	$4,737,741
30 - 60 days past due	1,060,329	—	—	—	—	—	1,060,329
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	3,404	21,846	—	—	—	—	25,250
Total	$5,801,474	$21,846	$—	$—	$—	$—	$5,823,320
Total gross loans							$1,522,788,860

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

Credit risk is inherent in the business of extending loans to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s gross loans receivable portfolio. In estimating the allowance for credit losses, loans with similar risk characteristics are aggregated into pools and collectively assessed. The Company’s loan products have generally the same terms; therefore, the Company looks to borrower characteristics as a way to disaggregate loans into pools sharing similar risks.

In determining the allowance for credit losses, the Company examined four borrower risk metrics as noted below.

1.Borrower type
2.Active months
3.Prior loan performance
4.Customer Tenure

To determine how well each metric predicts default risk, the Company used loss rate data over an observation period of twelve months at the loan level. The information value was then calculated for each metric. From this analysis, management determined the metric that had the strongest predictor of default risk was Customer Tenure. The Customer Tenure buckets used in the allowance for credit loss calculation are:

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

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$145,168,588	$13,450,365	$14,196,717	$25,924,805	$53,571,887	$198,740,475
6 to 17 months	116,065,794	5,548,699	4,148,743	7,902,330	17,599,772	133,665,566
18 to 35 months	183,697,553	7,220,814	4,903,686	9,118,270	21,242,770	204,940,323
36 to 59 months	193,820,229	5,951,049	3,452,087	5,712,662	15,115,798	208,936,027
60+ months	720,695,865	19,739,361	11,145,251	19,102,672	49,987,284	770,683,149

Tax advance loans	4,744,774	1,062,145	432	15,969	1,078,546	5,823,320
Total gross loans	1,364,192,803	52,972,433	37,846,916	67,776,708	158,596,057	1,522,788,860
Unearned interest, insurance and fees	(361,055,818)	(14,020,016)	(10,016,802)	(17,938,208)	(41,975,026)	(403,030,844)
Total net loans	$1,003,136,985	$38,952,417	$27,830,114	$49,838,500	$116,621,031	$1,119,758,016

Percentage of period-end gross loans receivable		3.5%	2.5%	4.5%	10.4%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2021:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,702,970	$4,799,102	$5,680,380	$9,195,642	$19,675,124	$92,378,094
6 to 17 months	94,466,209	3,187,347	2,798,411	6,290,155	12,275,913	106,742,122
18 to 35 months	158,217,605	3,570,696	2,592,402	4,981,208	11,144,306	169,361,911
36 to 59 months	123,542,346	2,432,489	1,753,291	2,927,501	7,113,281	130,655,627
60+ months	569,639,500	10,064,674	6,523,952	11,064,370	27,652,996	597,292,496

Tax advance loans	7,592,435	688,090	321	35,165	723,576	8,316,011
Total gross loans	1,026,161,065	24,742,398	19,348,757	34,494,041	78,585,196	1,104,746,261
Unearned interest, insurance and fees	(259,492,219)	(6,256,776)	(4,892,850)	(8,722,739)	(19,872,365)	(279,364,584)
Total net loans	$766,668,846	$18,485,622	$14,455,907	$25,771,302	$58,712,831	$825,381,677

Percentage of period-end gross loans receivable		2.2%	1.8%	3.1%	7.1%

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2022:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$140,570,461	$14,090,712	$15,380,836	$28,698,466	$58,170,014	$198,740,475
6 to 17 months	112,465,841	6,032,347	4,922,939	10,244,439	21,199,725	133,665,566
18 to 35 months	177,565,328	8,067,815	6,273,351	13,033,829	27,374,995	204,940,323
36 to 59 months	188,849,569	6,994,891	4,624,136	8,467,431	20,086,458	208,936,027
60+ months	702,984,756	23,645,619	15,443,941	28,608,833	67,698,393	770,683,149

Tax advance loans	4,737,742	1,060,329	—	25,249	1,085,578	5,823,320
Total gross loans	$1,327,173,697	$59,891,713	$46,645,203	$89,078,247	$195,615,163	$1,522,788,860
Unearned interest, insurance and fees	$(351,258,109)	$(15,851,316)	$(12,345,412)	$(23,576,007)	$(51,772,735)	$(403,030,844)
Total net loans	$975,915,588	$44,040,397	$34,299,791	$65,502,240	$143,842,428	$1,119,758,016

Percentage of period-end gross loans receivable		3.9%	3.1%	5.8%	12.8%

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

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended March 31, 2022, the Company reversed a total of $10.3 million of unpaid accrued interest against interest income. During the twelve months ended March 31, 2022 and March 31, 2021, the Company reversed a total of $30.6 million and $22.4 million, respectively of unpaid accrued interest against interest income.

The following tables present the amortized cost basis of loans on nonaccrual status and the amortized cost basis of nonaccrual loans without related expected credit loss as of March 31, 2022 and 2021. It also shows year-to-date interest income recognized on nonaccrual loans for fiscal years ended March 31, 2022 and 2021:

	Nonaccrual Financial Assets
Customer Tenure	As of March 31, 2022	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of March 31, 2022	Interest Income Recognized Fiscal 2022
0 to 5 months	$45,227,510	$—	$—	$1,485,356
6 to 17 months	15,879,250	—	—	1,662,082
18 to 35 months	20,745,106	—	—	2,292,776
36 to 59 months	14,232,388	—	—	1,602,011
60+ months	47,565,819	—	—	5,615,521

Tax advance loans	25,249	—	—	—
Unearned interest, insurance and fees	(38,026,011)
Total	$105,649,311	$—	$—	$12,657,746

	Nonaccrual Financial Assets
Customer Tenure	As of March 31, 2021	Financial Assets 61 Days or More Past Due, Not on Nonaccrual Status	Nonaccrual Financial Assets With No Allowance as of March 31, 2021	Interest Income Recognized Fiscal 2021
0 to 5 months	$17,191,922	$—	$—	$1,705,371
6 to 17 months	13,211,641	—	—	2,433,144
18 to 35 months	12,088,377	—	—	2,195,160
36 to 59 months	8,161,951	—	—	1,609,059
60+ months	31,925,232	—	—	6,747,722

Tax advance loans	46,269	—	—	—
Unearned interest, insurance and fees	(20,894,036)
Total	$61,731,356	$—	$—	$14,690,456

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2022, 2021, and 2020:

	2022	2021	2020
Balance at beginning of period	$91,722,288	96,487,856	81,519,624
Impact of ASC 326 adoption	—	28,628,368	—
Provision for credit losses	186,207,341	86,244,714	181,730,182
Charge-offs	(164,747,550)	(141,270,125)	(183,439,199)
Recoveries	21,060,785	21,631,475	16,677,249
Balance at end of period	$134,242,862	91,722,288	96,487,856

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2022	March 31, 2021
Land	$100,443	100,443
Building and leasehold improvements	18,477,313	17,882,214
Furniture and equipment	56,273,499	52,889,741
	74,851,255	70,872,398
Less accumulated depreciation and amortization	(50,375,024)	(45,546,262)
Total	$24,476,231	25,326,136

Depreciation expense was approximately $6.3 million, $6.5 million, and $6.8 million for the years ended March 31, 2022, 2021, and 2020, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$55,730,620	(36,907,598)	18,823,022	$54,777,749	(32,322,607)	22,455,142
Value assigned to non-compete agreements	10,528,143	(9,595,051)	933,092	10,252,143	(9,169,768)	1,082,375
Total	$66,258,763	(46,502,649)	19,756,114	$65,029,892	(41,492,375)	23,537,517

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $4.5 million for 2023; $4.2 million for 2024; $3.8 million for 2025; $3.2 million for 2026; $2.7 million for 2027; and an aggregate of $1.4 million for the years thereafter.

(5)Goodwill

The following summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2022 and 2021:

	2022	2021
Balance at beginning of year:
Goodwill	$7,450,422	7,450,422
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,370,791	7,370,791

Goodwill acquired during the year	$—	—
Impairment losses	—	—

Balance at end of year:
Goodwill	$7,450,422	7,450,422
Accumulated goodwill impairment losses	(79,631)	(79,631)
Goodwill, net	$7,370,791	7,370,791

The Company performed an annual impairment test during the fourth quarters of fiscal 2022 and 2021 and determined none of its recorded goodwill was impaired.

(6)Debt

Revolving Credit Facility

At March 31, 2022, the Company's senior notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $785.0 million provided that certain conditions are met. At March 31, 2022, $397.0 million was outstanding under the facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2022. The letter of credit expires on December 31, 2022; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of LIBOR plus an applicable margin of 3.5%, with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.3 million, $1.3 million, and $1.0 million for the years ended March 31, 2022, 2021, and 2020, respectively. Borrowings under the revolving credit facility mature on June 7, 2024.

For the years ended March 31, 2022, 2021, and 2020 the Company’s effective interest rate, including the commitment fee, was 5.0%, 5.8%, and 5.8% respectively, and the unused amount available under the revolver at March 31, 2022 was $287.7 million.

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

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0; (iii) a maximum collateral performance indicator of 24% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio as further discussed below.

As further discussed in Note 18, on May 3rd, 2022, the Company entered into the Seventh Amendment to its Amended and Restated Revolving Credit Agreement (the “Seventh Amendment”) to, among other things, reduce the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.75 to 1.0 to 2.10 to 1.0 for each fiscal quarter from March 31, 2022 to June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2022, the aggregate annual maturities of the Company's debt arrangements for each of the five fiscal years subsequent to March 31, 2022 were as follows:

2023	$—
2024	—
2025	396,972,746
2026	—
2027	300,000,000
Total future debt payments	$696,972,746

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2022, 2021, and 2020 consist of:

	2022	2021	2020
Insurance revenue	$56,270,249	44,214,454	50,360,730
Tax return preparation revenue	21,698,851	18,098,087	20,936,447
Auto club membership revenue	14,758,783	7,863,145	6,254,748
Other	3,993,083	4,244,079	4,150,319
Insurance and other income	$96,720,966	74,419,765	81,702,244

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2022, 2021, and 2020, the amount of net written premiums by the reinsurance subsidiary were $9.8 million, $5.9 million, and $6.6 million, respectively, and the amount of earned premiums were $7.6 million, $6.0 million, and $6.2 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2022 and 2021, the cash reserves were $6.4 million and $4.3 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2022, 2021, and 2020:

	2022	2021	2020
Insurance premiums written	$8,804,046	7,072,647	8,251,927
Recoveries on claims paid	$982,025	959,620	1,001,288
Claims paid	$6,336,549	5,223,484	7,570,126

(9)Leases

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842. Management applies its effective annual interest rate to leases entered for the entirety of the subsequent year. For example, fiscal 2021’s annual effective interest rate of 5.8% will be used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in fiscal 2022 or until a new annual effective interest rate is available for application.

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

Periodic Disclosures

The Company's operating leases consist of real estate leases for office space as well as office equipment. Both the branch real estate and office equipment lease terms generally range from three years to five years, and generally contain options to extend which mirror the original terms of the lease. The Company's finance leases consist of IT equipment which have a three year lease term and do not contain an option to extend the lease term.

The following table reports information about the Company's lease costs for the years ended March 31, 2022, 2021, and 2020:

	2022	2021	2020
Lease Cost
Finance lease cost	$427,619	$466,168	$430,744
Amortization of right-of-use assets	407,624	407,624	347,703
Interest on lease liabilities	19,995	58,544	83,041
Operating lease cost	$27,529,425	$27,977,226	$26,244,323
Short-term lease cost	—	1,800	4,500
Variable lease cost	3,629,903	3,621,748	3,376,275
Total lease cost	$31,586,947	$32,066,942	$30,055,842

The following table reports other information about the Company's leases for the years ended March 31, 2022, 2021, and 2020:

	2022	2021	2020
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$27,936,317	$28,211,828	$26,212,843
Operating cash flows from finance leases	19,994	58,544	83,041
Operating cash flows from operating leases	27,411,037	27,559,260	25,618,886
Financing cash flows from finance leases	505,286	594,024	510,916
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$753,736
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,381,953	$12,482,167	$36,826,045
Weighted-average remaining lease term — finance leases	0.4 years	0.8 years	1.5 years
Weighted average remaining lease term — operating leases	7.3 years	7.3 years	8.4 years
Weighted-average discount rate (monthly) — finance leases	6.0%	6.4%	6.5%
Weighted-average discount rate — operating leases	6.1%	6.3%	6.7%

The aggregate annual lease obligations as of fiscal year March 31, 2022, are as follows:

	Operating	Finance
2023	24,112,009	80,067
2024	20,140,680	—
2025	15,645,906	—
2026	12,034,692	—
2027	7,609,780	—
Thereafter	30,106,884	—
Total undiscounted lease liability	$109,649,951	$80,067
Imputed interest	22,250,902	—
Total discounted lease liability	$87,399,049	$80,067

The Company had no leases with related parties as of fiscal year March 31, 2022 or 2021.

(10)Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, expands current benefits of net operating losses and increases the allowable business interest deduction under Section 163(j). The CARES Act did not have a material impact on the Company's income tax position.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2022
Federal	$22,262,110	(11,892,354)	10,369,756
State and local	4,206,087	(2,916,361)	1,289,726
	$26,468,197	(14,808,715)	11,659,482

Year ended March 31, 2021
Federal	$16,443,592	4,077,609	20,521,201
State and local	1,025,645	1,573,753	2,599,398
	$17,469,237	5,651,362	23,120,599

Year ended March 31, 2020
Federal	$3,307,872	(224,604)	3,083,268
State and local	2,871,179	797,518	3,668,697
	$6,179,051	572,914	6,751,965

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense for March 31, 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
Expected income tax	$13,771,657	23,394,720	7,330,983
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	1,489,800	2,053,524	3,398,271
Federal tax credits (net)	(1,193,021)	(1,173,435)	(7,616,236)
State tax credits	(470,916)	—	(500,000)
Uncertain tax positions	(555,252)	(2,107,263)	(167,455)
Nondeductible penalties	2,866	8,274	4,562,830
Executive compensation limitation under Section 162(m)	1,918,618	1,203,203	1,305,975
Excess tax benefits related to equity compensation	(3,237,682)	(996,769)	(612,987)
Prior year adjustments	(51,728)	(30,953)	(672,358)
Other, net	(14,860)	769,298	(277,058)
	$11,659,482	23,120,599	6,751,965

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2022 and 2021 are presented below:

	2022	2021
Deferred tax assets:
Allowance for credit losses	$33,481,188	22,908,670
Unearned insurance commissions	15,453,501	10,080,766
Accrued expenses primarily related to employee benefits	12,549,474	13,676,701
Reserve for uncollectible interest	1,261,035	645,113
Lease liability	21,575,596	22,231,591
Intangible assets	254,986	—
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	7,966,326	7,928,184
State net operating loss carryforwards	3,849,158	78,358
Gross deferred tax assets	99,646,190	80,804,309
Less valuation allowance	(14,723,244)	(11,184,384)
Net deferred tax assets	84,922,946	69,619,925

Deferred tax liabilities:
Fair value adjustment for loans receivable	(13,896,840)	(12,362,590)
Property and equipment	(4,875,859)	(5,902,421)
Intangible assets	—	(243,574)
Deferred net loan origination costs	(1,708,369)	(1,268,653)
Prepaid expenses	(1,785,906)	(1,412,337)
Right-of-use asset	(21,273,281)	(21,826,178)
Other	(1,581,234)	(1,611,430)
Gross deferred tax liabilities	(45,121,489)	(44,627,183)

Deferred income taxes, net	$39,801,457	24,992,742

At March 31, 2022, the Company had state net operating loss carryforwards of approximately $63.8 million. A deferred tax asset of approximately $3.8 million has been recorded to reflect the benefit of these losses. Of this $3.8 million, $0.3 million is expected to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2031 and 2040.

The valuation allowance for deferred tax assets increased by $3.5 million for the year ended March 31, 2022 when compared to March 31, 2021. The valuation allowance at March 31, 2022 and 2021 was $14.7 million and $11.2 million, respectively.  The valuation allowance against the total deferred tax assets as of March 31, 2022 consisted of $3.5 million from state net operating loss carryforwards in the amount of $55.4 million which expire from 2025 to 2040, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, $7.7 million related to the $37.0 million capital loss carryforward from the sale of the Mexican operations in fiscal 2019 which expires in 2024 and $0.2 million related to the $0.9 million capital loss on the sale of the former headquarters buildings which expire from 2026 to 2027.  The Company does not expect to generate enough foreign source income, state taxable income in the respective jurisdictions or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.

As of March 31, 2022, 2021, and 2020, the Company had $2.2 million, $3.1 million, and $5.8 million of total gross unrecognized tax benefits including interest, respectively.  Of these totals, approximately $2.0 million, $2.6 million, and

$5.2 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2022, 2021, and 2020 are presented below:

	2022	2021	2020
Unrecognized tax benefit balance beginning of year	$1,811,244	4,351,811	4,043,623
Gross increases for tax positions of current year	153,754	36,541	246,725
Gross increases (decreases) for tax positions of prior years	—	—	786,674
Settlements with tax authorities	—	(1,968,702)	—
Lapse of statute of limitations	(348,882)	(608,406)	(725,211)
Unrecognized tax benefit balance end of year	$1,616,116	1,811,244	4,351,811

At March 31, 2022, approximately $1.3 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of March 31, 2022, 2021, and 2020, the Company had $0.6 million, $1.2 million, and $1.4 million accrued for gross interest, respectively, of which $0.2 million, $0.3 million, and $(0.1) million represented the current period expense for the periods ended March 31, 2022, 2021, and 2020.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$53,919,837	6,072,170	$8.88

Effect of dilutive securities options and restricted stock	—	291,896

Diluted EPS
Net income available to common shareholders including dilutive securities	$53,919,837	6,364,066	$8.47

	For the year ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$88,282,828	6,493,898	$13.59

Effect of dilutive securities options and restricted stock	—	178,212

Diluted EPS
Net income available to common shareholders including dilutive securities	$88,282,828	6,672,110	$13.23

	For the year ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$28,157,478	7,688,242	$3.66

Effect of dilutive securities options and restricted stock	—	264,658

Diluted EPS
Net income available to common shareholders including dilutive securities	$28,157,478	7,952,900	$3.54

Options to purchase 412,015, 608,087, and 656,347 shares of common stock at various prices were outstanding during the years ended March 31, 2022, 2021, and 2020, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.8 million, $1.6 million, and $1.6 million, for the years ended March 31, 2022, 2021, and 2020, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2022, 2021, and 2020, contributions of $0.5 million, $0.6 million, and $0.6 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $5.9 million and $6.4 million as of March 31, 2022 and 2021, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2022 and 2021 no executive or director had deferred any compensation under this plan.

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan, and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2022 there were a total of 105,660 shares of common stock available for grant under the plans.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares shall vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period and subject to each respective employee’s continued employment at the Company through the last day of the Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2022, 2021, and 2020 was $99.14, $58.48, and $57.69 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2022	2021	2020
Dividend yield	0%	0%	0%
Expected volatility	57.82%	57.53%	52.28%
Average risk-free interest rate	1.02%	0.59%	1.58%
Expected life	6.0 years	6.3 years	6.3 years

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

Option activity for the year ended March 31, 2022 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	500,168		$93.89
Granted	22,255		184.76
Exercised	(154,699)		82.78
Forfeited	(19,158)		99.25
Expired	—		—
Options outstanding, end of period	348,566	[1]	$104.33	6.43	$30,551,741
Options exercisable, end of period	101,029		$89.77	4.76	$10,312,456

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2022. This amount will change as the stock's market price changes. The total intrinsic value of options exercised during the years ended March 31, 2022, 2021, and 2020 was as follows:

2022	2021	2020
$17,494,865	$9,996,167	$5,083,094

As of March 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $6.1 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $188.38 per share.

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $106.28 per share.

During fiscal 2020, the Company granted 11,223 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $90.23 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $14.1 million, $15.5 million, and $23.4 million for the years ended March 31, 2022, 2021, and 2020, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2022, there was approximately $13.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.7 years based on current estimates.

1Of the 348,566 options outstanding, 126,853 are not yet exercisable based solely on fulfilling a service condition and another 120,684 are not yet exercisable based solely on fulfilling the performance condition described further above.

A summary of the status of the Company’s restricted stock as of March 31, 2022 and changes during the year ended March 31, 2022, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2021	614,739	$101.99
Granted during the period	4,062	188.38
Vested during the period	(66,299)	102.93
Forfeited during the period	—	—
Outstanding at March 31, 2022	552,502	$102.51

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the years ended March 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Stock-based compensation related to equity classified units:
Stock-based compensation related to stock options	$3,473,913	3,804,674	5,522,883
Stock-based compensation related to restricted stock	14,109,082	15,476,604	23,429,278
Total stock-based compensation related to equity classified awards	$17,582,995	19,281,278	28,952,161

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2022, 2021, and 2020:

	2022	2021	2020

Number of branches acquired through business combinations	—	—	38
Number of asset purchases	50	50	140
Total acquisitions	50	50	178

Purchase price	$10,859,984	$19,774,252	$61,555,973
Tangible assets:
Loans receivable, net	9,631,112	15,210,973	47,026,694
Property and equipment	—	—	74,000
	9,631,112	15,210,973	47,100,694

Excess of purchase prices over fair value of net tangible assets	$1,228,872	$4,563,279	$14,455,279

Customer lists	$952,872	$4,365,779	$13,228,951
Non-compete agreements	276,000	197,500	890,000
Goodwill	—	—	336,328

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

The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable, the senior notes payable, and the senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable has a variable rate based on a margin over LIBOR and reprices with any changes in LIBOR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considered its creditworthiness in its determination of fair value.
The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		March 31, 2022		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$19,236,322	$19,236,322	$15,746,454	$15,746,454
Loans receivable, net	3	985,515,154	985,515,154	733,659,389	733,659,389

LIABILITIES
Senior unsecured notes payable	2	300,000,000	264,639,000	—	—
Senior notes payable	3	396,972,746	396,972,746	405,007,500	405,007,500

The carrying amounts and estimated fair values of amounts the Company measures at fair value on a non-recurring basis, which are limited to the Company's assets held for sale, are summarized below:

		March 31, 2022		March 31, 2021
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Assets held for sale	2	$—	$—	$1,143,528	$1,143,528

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

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and 2021.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2022				Fiscal 2021
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$129,659	137,827	148,572	166,329	123,867	124,441	130,946	146,280
Provision for credit losses	30,266	42,044	56,459	57,439	25,661	26,090	28,857	5,636
General and administrative expenses	73,351	74,989	74,229	74,607	71,608	75,293	77,875	77,411
Interest expense	5,501	6,714	10,166	11,044	5,562	5,893	7,305	6,940
Income tax expense	4,770	1,641	391	4,857	5,527	3,767	2,418	11,409
Net income	$15,771	12,439	7,327	18,382	15,509	13,398	14,491	44,884

Net income per common share:
Basic	$2.56	2.04	1.20	3.10	2.26	2.01	2.32	7.25
Diluted	$2.44	1.94	1.14	2.97	2.24	1.96	2.25	6.96

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

General

In addition, from time to time, the Company is involved in litigation matters relating to claims arising out of its operations in the normal course of business.

Estimating an amount or range of possible losses resulting from litigation, government actions, and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties, or damages that are discretionary in amount, involve a large number of claimants or significant discretion by regulatory authorities, represent a change in regulatory policy or interpretation, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, any currently pending claims. Based on information currently available, the Company does not believe that any reasonably probable losses arising from currently pending legal matters will be material to the Company’s results of operations or financial conditions. However, in light of the inherent uncertainties involved in such matters, an adverse outcome in one or more of these matters could materially and adversely affect the Company’s financial condition, results of operations or cash flows in any particular reporting period.

(17)Assets Held for Sale

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020.

During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale, resulting in an aggregate loss of $37.0 thousand. The loss on sale of assets held for sale is included as a component of Insurance and other income, net in the Company's Consolidated Statement of Operations. During the second quarter of fiscal 2022 the Company completed the sale of the last held for sale building, and recorded $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations.

The following table reconciles the major classes of assets held for sale to the amounts presented in the Consolidated Balance Sheets:

	March 31, 2022	March 31, 2021
Assets held for sale:
Property and equipment, net	$—	$1,143,528
Total assets held for sale	$—	$1,143,528

(18)Subsequent Events

Seventh Amendment to Amended and Restated Revolving Credit Facility

On May 3rd, 2022, the Company entered into the Seventh Amendment among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent. The Seventh Amendment amends its Amended and Restated Revolving Credit Agreement to, among other things:

•Reduce the required ratio for Net Income Available for Fixed Charges to Fixed Charges to 2.10 to 1.0 for the fiscal quarters ending March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter.
•Allow the Company to form up to two SPV Subsidiaries for purposes of an anticipated warehouse facility or securitization.
•Transition from a benchmark rate of 1-month LIBOR to a term rate based on SOFR.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2022. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2022 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	May 26, 2022	Date:	May 26, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 26, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As described in Notes 1 and 2 to the Consolidated Financial Statements, the Company established an allowance for credit losses of $134.2 million as of March 31, 2022, which was estimated using the Company’s current expected credit loss (CECL) model. The Company’s CECL model estimates the allowance for credit losses for each Customer Tenure bucket using a historical migration analysis for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management considers whether current credit and economic conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in 60-day delinquencies, FICO scores, and average loan size as compared to metrics in the historical migration period (qualitative factors). Management also utilizes a reasonable and supportable forecast by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Management utilized significant judgment in evaluating reasonable and supportable forecasts and qualitative factors.

We identified the Company’s allowance for credit losses as a critical audit matter as auditing management’s judgments in evaluating reasonable and supportable forecasts and qualitative factors regarding the allowance for credit losses required a high degree of auditor judgment and increased extent of audit effort.

Our audit procedures related to the Company’s allowance for credit losses included the following, among others:
a.We obtained an understanding of the relevant controls related to the allowance for credit losses, and tested such controls for design and operating effectiveness, including those controls over (a) validation of data within the CECL model and (b) the management review and approval of the computed allowance for credit losses including the assessment of reasonable and supportable forecasts and qualitative factors.
b.We tested the completeness and accuracy of data inputs into the CECL model by comparing to internal data sources.
c.We evaluated reasonable and supportable forecasts and qualitative factors, including customer tenure loss rate trends and delinquency, for reasonableness by comparing to internal source data.
d.We tested management’s historical loss rates by customer tenure and loan type by recalculating customer tenure for a sample of charge-offs to ensure they had the correct customer tenure classification within the CECL model, which impacted both the CECL model calculation and the reasonable and supportable forecasts used.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
May 26, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and our report dated May 26, 2022 expressed an unqualified opinion.

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
May 26, 2022

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

Management assessed our internal control over financial reporting as of March 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information contained under the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Information about our Executive Officers.”

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2022.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information contained under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the Proxy Statement is incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information contained under the proposal captioned "Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    The following Consolidated Financial Statements of the Company and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report under Item 8.

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2022 and 2021

        Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021, and 2020

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2022, 2021, and 2020

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021, and 2020

        Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 49)

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.08	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K/A	10.1	12-16-20
10.09	Fifth Amendment to Amended and Restated Revolving Credit Facility dated March 26, 2021		8-K	10.1	03-29-21
10.10	Sixth Amendment to Amended and Restated Revolving Credit Facility dated September 27, 2021		8-K	10.1	09-28-21
10.11	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 3, 2022		8-K	10.1	05-06-22
10.12	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.13	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
10.14+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.15+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.16+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.17+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.18+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.19+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19
10.20+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.21+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00

10.22+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.23+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.24+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.25+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.26+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.27+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan		10-Q	10.11	02-01-08
10.28+	World Acceptance Corporation 2005 Stock Option Plan		DEF 14A	Appendix B	06-30-05
10.29+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan		10-Q	10.12	02-01-08
10.30+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.31+	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.32+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.33+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.34+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.35+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.36+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.37+	Form of Restricted Stock Award Agreement (Group A)		8-K	99.2	12-10-12
10.38+	Form of Restricted Stock Award Agreement (Group B)		8-K	99.3	12-10-12
10.39+	Form of Executive Restricted Stock Award Agreement (Form A)		8-K	99.2	10-01-15
10.40+	Form of Restricted Stock Award Agreement Amendment		8-K	10.1	03-22-16
10.41+	Form of Executive Restricted Stock Award Agreement (Form B)		10-K	10.41	06-13-18
10.42+	Form of Executive Restricted Stock Award Agreement (Form C)		10-K	10.42	06-13-18
10.43+	Form of Director Restricted Stock Award Agreement (Form A)		10-K	10.43	06-13-18
10.44+	Form of Director Restricted Stock Award Agreement (Form B)		10-K	10.44	06-13-18
10.45+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.46+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.47+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.48+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.49+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.50+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.51	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.52+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.53+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
21	Schedule of the Company’s Subsidiaries as of March 31, 2022	*

23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020;
(iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020;
(iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020; and
(v) Notes to Consolidated Financial Statements.
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	May 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President, Chief Executive Officer and Director		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	May 26, 2022	Date:	May 26, 2022

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	May 26, 2022

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	May 26, 2022	Date:	May 26, 2022

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	May 26, 2022	Date:	May 26, 2022

/s/ Beth Neuhoff		/s/ Benjamin Robinson
Beth Nuehoff		Benjamin Robinson
Director		Director
Date:	May 26, 2022	Date:	May 26, 2022