Form 10-Q
period 2022-06-30
WORLD ACCEPTANCE CORP
filed 2022-08-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

The number of outstanding shares of the issuer’s common stock, no par value, as of July 29, 2022 was 6,281,721.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2023" are to the Company’s fiscal year ending March 31, 2023; all references in this report to "fiscal 2022" are to the Company's fiscal year ended March 31, 2022; and all references to "fiscal 2021" are to the Company’s fiscal year ended March 31, 2021.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$13,302,590	$19,236,322
Gross loans receivable	1,641,797,729	1,522,788,860
Less:
Unearned interest, insurance and fees	(447,290,194)	(403,030,844)
Allowance for credit losses	(155,650,679)	(134,242,862)
Loans receivable, net	1,038,856,856	985,515,154
Operating lease right‐of‐use assets, net	86,224,493	85,631,304
Finance lease right‐of‐use assets, net	505,234	607,512
Property and equipment, net	24,164,316	24,476,231
Deferred income taxes, net	45,579,442	39,801,457
Other assets, net	44,230,355	35,901,704
Goodwill	7,370,791	7,370,791
Intangible assets, net	18,839,009	19,756,114
Total assets	$1,279,073,086	$1,218,296,589

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$481,393,450	$396,972,746
Senior unsecured notes payable, net	295,645,228	295,393,991
Income taxes payable	6,631,980	7,384,169
Operating lease liability	88,303,738	87,399,049
Finance lease liability	45,924	80,067
Accounts payable and accrued expenses	52,925,714	58,042,139
Total liabilities	924,946,034	845,272,161

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,280,721 and 6,348,314 shares at June 30, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	285,126,690	280,907,085
Retained earnings	69,000,362	92,117,343
Total shareholders' equity	354,127,052	373,024,428

Total liabilities and shareholders' equity	$1,279,073,086	$1,218,296,589

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2022	2021
Revenues:
Interest and fee income	$130,205,390	$109,174,715
Insurance and other income, net	27,389,278	20,484,663
Total revenues	157,594,668	129,659,378

Expenses:
Provision for credit losses	85,822,267	30,265,811
General and administrative expenses:
Personnel	45,178,345	46,232,123
Occupancy and equipment	13,234,697	13,606,977
Advertising	2,208,395	3,759,709
Amortization of intangible assets	1,132,104	1,214,784
Other	11,096,767	8,537,604
Total general and administrative expenses	72,850,308	73,351,197

Interest expense	11,174,347	5,501,072
Total expenses	169,846,922	109,118,080

Income (loss) before income taxes	(12,252,254)	20,541,298

Income tax expense (benefit)	(3,449,361)	4,770,470

Net income (loss)	$(8,802,893)	$15,770,828

Net income (loss) per common share:
Basic	$(1.53)	$2.56
Diluted	$(1.53)	$2.44
Weighted average common shares outstanding:
Basic	5,740,835	6,158,486
Diluted	5,740,835	6,455,753

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	4,300	403,547	—	403,547
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Restricted common stock expense under stock option plan, net of cancellations ($0)	1,750	3,048,003	—	3,048,003
Stock option expense	—	768,055	—	768,055
Net income (loss)	—	—	(8,802,893)	(8,802,893)
Balances at June 30, 2022	6,280,721	$285,126,690	$69,000,362	$354,127,052

	Three months ended June 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	$149,336,767	$404,927,441
Proceeds from exercise of stock options	23,494	1,808,854	—	1,808,854
Common stock repurchases	(134,249)	—	(21,082,862)	(21,082,862)
Restricted common stock expense under stock option plan, net of cancellations ($137,489)	(836)	3,102,974	—	3,102,974
Stock option expense	—	943,627	—	943,627
Net income	—	—	15,770,828	15,770,828
Balances at June 30, 2021	6,693,703	$261,446,129	$144,024,733	$405,470,862

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$(8,802,893)	$15,770,828
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	1,132,104	1,214,784
Amortization of investment in historic tax credits	1,523,533	977,846
Accrued unearned interest	(6,442,480)	(4,496,024)
Amortization of deferred loan costs	4,404,042	3,952,897
Amortization of debt issuance costs	382,230	145,421
Provision for credit losses	85,822,267	30,265,811
Depreciation	1,510,599	2,348,025
Amortization of finance leases	102,278	101,906
Gain on acquisition, net of income tax	(3,144,722)	—
Loss (gain) on sale of property and equipment	(129,476)	289,254
Deferred income tax benefit	(6,695,391)	(3,789,722)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	3,816,058	4,184,090
Change in accounts:
Other assets, net	(9,432,040)	(9,999,219)
Income taxes payable	(752,189)	831,167
Accounts payable and accrued expenses	(5,116,425)	7,187,031
Net cash provided by operating activities	58,177,495	48,984,095
Cash flows from investing activities:
Increase in loans receivable, net	(113,577,559)	(98,453,079)
Cash paid for acquisitions, primarily loans	(19,700,844)	(159,640)
Purchases of property and equipment	(1,353,135)	(915,582)
Proceeds from sale of property and equipment	283,927	59,100
Net cash used in investing activities	(134,347,611)	(99,469,201)
Cash flow from financing activities:
Borrowings from senior notes payable	127,920,704	108,792,088
Payments on senior notes payable	(43,500,000)	(46,100,000)
Debt issuance costs associated with senior notes payable	(239,636)	—
Proceeds from exercise of stock options	403,547	1,808,854
Payments for taxes related to net share settlement of equity awards	—	(137,489)
Repayment of finance lease	(34,143)	(154,619)
Repurchase of common stock	(14,314,088)	(21,082,862)
Net cash provided by financing activities	70,236,384	43,125,972
Net change in cash and cash equivalents	(5,933,732)	(7,359,134)
Cash and cash equivalents at beginning of period	19,236,322	15,746,454
Cash and cash equivalents at end of period	$13,302,590	$8,387,320

Supplemental Disclosures:
Interest paid during the period	$17,698,537	$5,295,753
Income taxes paid during the period	$4,007,869	$7,729,025
See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2022 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2022, and the results of operations and cash flows for the periods ended June 30, 2022 and 2021, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC. The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to the amounts previously reported to conform to the current period presentation.

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. During the second quarter of fiscal 2022, the Company completed the sale of the last held for sale building, and recorded a $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. As of June 30, 2022 and March 31, 2022, there were no assets held for sale.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination fees and costs were $6.6 million and $6.9 million as of June 30, 2022 and March 31, 2022, respectively.

Allowance for credit losses

Refer to Note 5, “Loans Receivable and Allowance for Credit Losses,” for information regarding the Company's CECL allowance model and a description of the methodology it utilizes.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, senior notes payable, and senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately 8 months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over SOFR and reprices with any changes in SOFR.

The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		June 30, 2022		March 31, 2022
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$13,302,590	$13,302,590	$19,236,322	$19,236,322
Loans receivable, net	3	1,038,856,856	1,038,856,856	985,515,154	985,515,154

LIABILITIES
Senior unsecured notes payable	2	300,000,000	215,250,000	300,000,000	264,639,000
Senior notes payable	3	481,393,450	481,393,450	396,972,746	396,972,746

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 or March 31, 2022.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2022	March 31, 2022
0 to 5 months	$194,927,923	$198,740,475
6 to 17 months	160,848,310	133,665,566
18 to 35 months	207,136,442	204,940,323
36 to 59 months	239,966,769	208,936,027
60+ months	835,747,165	770,683,149

Tax advance loans	3,171,120	5,823,320
Total gross loans	$1,641,797,729	$1,522,788,860

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. On an as needed basis, qualitative information may be taken into consideration if new information arises related to the customer’s ability to repay the loan. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,413,443,438	$42,949,978	$1,879,056	$185,246	$21,280	$3,273	$1,458,482,271
30 - 60 days past due	66,592,105	3,586,899	228,217	34,196	7,660	—	70,449,077
61 - 90 days past due	41,477,593	2,431,809	156,388	16,082	2,161	4,090	44,088,123
91 or more days past due	59,916,464	5,421,482	235,415	31,860	1,917	—	65,607,138
Total	$1,581,429,600	$54,390,168	$2,499,076	$267,384	$33,018	$7,363	$1,638,626,609

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$144,236	$263	$—	$—	$—	$—	$144,499
30 - 60 days past due	175,613	100	—	—	—	—	175,713
61 - 90 days past due	381,355	250	—	—	—	—	381,605
91 or more days past due	2,463,844	5,459	—	—	—	—	2,469,303
Total	$3,165,048	$6,072	$—	$—	$—	$—	$3,171,120
Total gross loans							$1,641,797,729

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,388,940,592	$37,508,701	$1,425,635	$73,430	$11,419	$—	$1,427,959,777
30 - 60 days past due	72,038,034	2,623,783	113,774	3,855	—	—	74,779,446
61 - 90 days past due	46,115,946	2,211,834	66,216	15,268	—	699	48,409,963
91 or more days past due	74,335,028	12,045,850	893,451	174,831	21,599	6,664	87,477,423
Total	$1,581,429,600	$54,390,168	$2,499,076	$267,384	$33,018	$7,363	$1,638,626,609

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$243,820	$—	$—	$—	$—	$—	$243,820
30 - 60 days past due	179,187	—	—	—	—	—	179,187
61 - 90 days past due	398,880	—	—	—	—	—	398,880
91 or more days past due	2,343,161	6,072	—	—	—	—	2,349,233
Total	$3,165,048	$6,072	$—	$—	$—	$—	$3,171,120
Total gross loans							$1,641,797,729

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

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Beginning balance	$134,242,862	$91,722,288
Provision for credit losses	85,822,267	30,265,811
Charge-offs	(69,266,382)	(30,016,940)
Recoveries	4,851,932	5,881,471
Net charge-offs	(64,414,450)	(24,135,469)
Ending Balance	$155,650,679	$97,852,630

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$143,084,343	$15,907,803	$12,504,383	$23,431,392	$51,843,578	$194,927,921
6 to 17 months	137,040,443	9,758,308	5,998,785	8,050,774	23,807,867	160,848,310
18 to 35 months	182,898,847	9,755,307	5,922,501	8,559,788	24,237,596	207,136,443
36 to 59 months	220,257,779	8,644,497	4,897,553	6,166,940	19,708,990	239,966,769
60+ months	775,200,859	26,383,162	14,764,901	19,398,244	60,546,307	835,747,166

Tax advance loans	144,499	175,713	381,605	2,469,303	3,026,621	3,171,120
Total gross loans	1,458,626,770	70,624,790	44,469,728	68,076,441	183,170,959	1,641,797,729
Unearned interest, insurance and fees	(397,387,228)	(19,240,967)	(12,115,302)	(18,546,697)	(49,902,966)	(447,290,194)
Total net loans	$1,061,239,542	$51,383,823	$32,354,426	$49,529,744	$133,267,993	$1,194,507,535

Percentage of period-end gross loans receivable		4.3%	2.7%	4.1%	11.2%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$145,168,588	$13,450,365	$14,196,717	$25,924,805	$53,571,887	$198,740,475
6 to 17 months	116,065,794	5,548,699	4,148,743	7,902,330	17,599,772	133,665,566
18 to 35 months	183,697,553	7,220,814	4,903,686	9,118,270	21,242,770	204,940,323
36 to 59 months	193,820,229	5,951,049	3,452,087	5,712,662	15,115,798	208,936,027
60+ months	720,695,865	19,739,361	11,145,251	19,102,672	49,987,284	770,683,149

Tax advance loans	4,744,774	1,062,145	432	15,969	1,078,546	5,823,320
Total gross loans	1,364,192,803	52,972,433	37,846,916	67,776,708	158,596,057	1,522,788,860
Unearned interest, insurance and fees	(361,055,818)	(14,020,016)	(10,016,802)	(17,938,208)	(41,975,027)	(403,030,844)
Total net loans	$1,003,136,985	$38,952,417	$27,830,114	$49,838,500	$116,621,030	$1,119,758,016

Percentage of period-end gross loans receivable		3.5%	2.5%	4.5%	10.4%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$139,507,422	$15,920,649	$12,753,751	$26,746,100	$55,420,500	$194,927,922
6 to 17 months	133,975,451	10,120,935	6,399,550	10,352,373	26,872,858	160,848,309
18 to 35 months	178,328,952	10,199,963	6,477,905	12,129,623	28,807,491	207,136,443
36 to 59 months	216,027,695	9,314,977	5,582,306	9,041,792	23,939,075	239,966,770
60+ months	760,120,257	29,222,922	17,196,451	29,207,535	75,626,908	835,747,165

Tax advance loans	108,806	179,187	398,880	2,484,247	3,062,314	3,171,120
Total gross loans	1,428,068,583	74,958,633	48,808,843	89,961,670	213,729,146	1,641,797,729
Unearned interest, insurance and fees	(389,061,979)	(20,421,676)	(13,297,446)	(24,509,093)	(58,228,215)	(447,290,194)
Total net loans	$1,039,006,604	$54,536,957	$35,511,397	$65,452,577	$155,500,931	$1,194,507,535

Percentage of period-end gross loans receivable		4.6%	3.0%	5.5%	13.1%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$140,570,461	$14,090,712	$15,380,836	$28,698,466	$58,170,014	$198,740,475
6 to 17 months	112,465,841	6,032,347	4,922,939	10,244,439	21,199,725	133,665,566
18 to 35 months	177,565,328	8,067,815	6,273,351	13,033,829	27,374,995	204,940,323
36 to 59 months	188,849,569	6,994,891	4,624,136	8,467,431	20,086,458	208,936,027
60+ months	702,984,756	23,645,619	15,443,941	28,608,833	67,698,393	770,683,149

Tax advance loans	4,737,742	1,060,329	—	25,249	1,085,578	5,823,320
Total gross loans	1,327,173,697	59,891,713	46,645,203	89,078,247	195,615,163	1,522,788,860
Unearned interest, insurance and fees	(351,258,109)	(15,851,316)	(12,345,412)	(23,576,007)	(51,772,735)	(403,030,844)
Total net loans	$975,915,588	$44,040,397	$34,299,791	$65,502,240	$143,842,428	$1,119,758,016

Percentage of period-end gross loans receivable		3.9%	3.1%	5.8%	12.8%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended June 30, 2022 and June 30, 2021, the Company reversed a total of $9.0 million and $3.8 million, respectively, of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as year-to-date interest income recognized on nonaccrual loans for the three months ended June 30, 2022 and 2021:

	Nonaccrual Financial Assets
Customer Tenure	As of June 30, 2022	As of March 31, 2022	Interest Income Recognized for the three months ended June 30, 2022	Interest Income Recognized for the three months ended June 30, 2021
0 to 5 months	$40,223,724	$45,227,510	$503,963	$337,672
6 to 17 months	17,154,130	15,879,250	378,450	517,569
18 to 35 months	19,428,243	20,745,106	628,781	528,420
36 to 59 months	15,322,030	14,232,388	503,362	383,805
60+ months	48,873,080	47,565,819	1,658,281	1,508,141

Tax advance loans	2,887,237	25,249	—	—
Unearned interest, insurance and fees	(39,200,864)	(38,026,011)
Total	$104,687,580	$105,649,311	$3,672,837	$3,275,607

As of June 30, 2022 and March 31, 2022, there were no financial assets 61 days or more past due, not on nonaccrual status, and no financial assets with no related allowance for credit losses.

NOTE 6 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its effective annual interest rate, adjusted for certain assumptions, as the discount rate when evaluating leases under Topic 842. Management applies the adjusted effective annual interest rate to leases entered for the entirety of the subsequent year.

Based on its historical practice, the Company believes it is reasonably certain to exercise a given option associated with a given office space lease. Therefore, the Company classifies all lease options for office space as “reasonably certain” unless it has specific knowledge to the contrary for a given lease. The Company generally does not believe it is reasonably certain to exercise any options associated with its office equipment leases.

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

The following table reports information about the Company's lease cost for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Lease Cost
Finance lease cost	$103,302	$110,429
Amortization of right-of-use assets	102,278	101,906
Interest on lease liabilities	1,024	8,523
Operating lease cost	$6,662,311	$6,824,446
Variable lease cost	931,084	932,363
Total lease cost	$7,696,697	$7,867,238

The following table reports other information about the Company's leases for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,724,592	$6,974,357
Operating cash flows from finance leases	1,024	8,523
Operating cash flows from operating leases	6,689,425	6,811,215
Financing cash flows from finance leases	34,143	154,619
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,352,690	$3,455,876
Weighted-average remaining lease term — finance leases	0.4 years	0.7 years
Weighted average remaining lease term — operating leases	7.2 years	7.2 years
Weighted-average discount rate (monthly) — finance leases	6.0%	6.4%
Weighted-average discount rate — operating leases	6.1%	6.2%

The aggregate annual lease obligations as of June 30, 2022, are as follows:

	Operating	Finance

Remainder of 2023	$18,465,836	$45,924
2024	21,227,434	—
2025	16,594,152	—
2026	13,076,778	—
2027	8,719,947	—
Thereafter	32,314,165	—
Total undiscounted lease liability	$110,398,312	$45,924
Imputed interest	22,094,574	—
Total discounted lease liability	$88,303,738	$45,924

The Company had no leases with related parties at June 30, 2022 or March 31, 2022.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2022	2021
Basic:
Weighted average common shares outstanding (denominator)	5,740,835	6,158,486

Diluted:
Weighted average common shares outstanding	5,740,835	6,158,486
Dilutive potential common shares[1]	—	297,267
Weighted average diluted shares outstanding (denominator)	5,740,835	6,455,753

Options to purchase 341,880 and 493,554 shares of common stock at various prices were outstanding during the three months ended June 30, 2022 and 2021 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

1 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three-month period ended June 30, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2022, there were a total of 108,736 shares of common stock available for grant under the plans.

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

Pursuant to this program, in fiscal 2019, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the World Acceptance Corporation 2011 Stock Option Plan and the World Acceptance Corporation 2017 Stock Incentive Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain of the Company’s non-employee directors.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2022 and 2021 was $80.87 and $84.83, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2022	2021

Dividend Yield	—%	—%
Expected Volatility	55.96%	57.05%
Average risk-free rate	2.94%	1.01%
Expected Life	5.9 years	6.0 years

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

Option activity for the three months ended June 30, 2022 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	348,566		$104.33
Granted during period	643		148.64
Exercised during period	(4,300)		93.85
Forfeited during period	(5,197)		155.72
Expired during period	(272)		161.83
Options outstanding, end of period	339,440	[2]	$103.71	6.2 years	$4,789,686
Options exercisable, end of period	96,457		$89.38	4.6 years	$2,365,777

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of June 30, 2022. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2022 and 2021 was as follows:
2 Of the 339,440 options outstanding, 122,299 are not yet exercisable based solely on fulfilling a service condition and another 120,684 are not yet exercisable based solely on fulfilling the performance condition described further above.

	June 30, 2022	June 30, 2021

Three months ended	$430,466	$2,021,676

As of June 30, 2022, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.9 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock

During the first three months of fiscal 2023, the Company granted 1,750 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of 148.64 per share.

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $188.38 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.0 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2022, there was approximately $11.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.5 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2022, and changes during the three months ended June 30, 2022, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2022	552,502	$102.51
Granted during the period	1,750	148.64
Vested during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2022	554,252	$102.66

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three month periods ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,
	2022	2021
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$768,055	$943,627
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,048,003	3,240,463
Total stock-based compensation related to equity classified awards	$3,816,058	$4,184,090

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021
Acquisitions:
Number of loan portfolios acquired through asset purchases	35	1
Total acquisitions	35	1

Purchase price	$19,700,844	$159,640

Tangible assets:
Loans receivable, net	23,547,972	142,870
Total tangible assets	23,547,972	142,870

Purchase price amount over (below) carrying value of net tangible assets[3]	$(3,847,128)	$16,770

Customer lists	$—	11,770
Non-compete agreements	$215,000	5,000

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally 8 months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all other loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the period.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates their fair value.

Customer lists are valued with a valuation model that utilizes the Company’s historical data to estimate the value of any acquired customer lists. Customer lists are allocated at a branch level and are evaluated for impairment at a branch level when a
3 As a result of the asset purchase during the first quarter of fiscal 2023, the Company recorded a $3.1 million gain, net of $917.4 thousand income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transaction resulted in a gain as the acquired loan portfolio was purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

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

The estimated results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2022, the Company had a $685.0 million senior revolving credit facility. The revolving credit facility was amended in connection with the Company’s Notes offering (described below) on September 27, 2021 to permit the issuance of the Notes described below and increase the amount of permitted borrowings under the accordion feature from $685.0 million to $785.0 million. On May 24, 2022, the revolving credit facility was amended ("Seventh Amendment") to, among other things, (1) reduce the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.75 to 1.0 to 2.10 to 1.0 for each fiscal quarter from March 31, 2022 to June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter; (2) allow the Company to form up to two SPV Subsidiaries for purposes of an anticipated warehouse facility or securitization; and (3) transition from a benchmark rate of 1-month LIBOR to a term rate based on SOFR.

At June 30, 2022, $481.4 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2022. The letter of credit expired on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.3 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 5.1% annualized and 5.0%, respectively, and the unused amount available under the revolving credit facility at June 30, 2022 was $203.3 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

As further discussed in Note 13, on July 27th, 2022, the Company entered into the Eighth Amendment to its Amended and Restated Revolving Credit Agreement to, among other things, increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.10 to 1.0 to 2.25 to 1.0 for each fiscal quarter from June 30, 2022 to December 30, 2022, with the ratio increasing to 2.50 to 1.0 for each fiscal quarter from March 31, 2023 to June 30, 2023, and increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at June 30, 2022 and March 31, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of June 30, 2022 are as follows:

Remainder of 2023	$—
2024	—
2025	481,393,450
2026	—
2027	300,000,000
Total future debt payments	$781,393,450

NOTE 11 – INCOME TAXES

As of June 30, 2022 and March 31, 2022, the Company had $2.2 million and $2.2 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $2.1 million and $2.0 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2022, approximately $1.3 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2022, the Company had approximately $576.8 thousand accrued for gross interest, of which $21.4 thousand was accrued during the three months ended June 30, 2022.

The Company is subject to U.S. income taxes, as well as taxes in various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018, although carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate totaled 28.2% for the quarter ended June 30, 2022 compared to 23.2% for the prior year quarter. The increase is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including an increase in the disallowed executive compensation under Section 162(m) in the current quarter and partially offset by the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

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

NOTE 13 – SUBSEQUENT EVENTS

Eighth Amendment to Amended and Restated Revolving Credit Facility

On July 27, 2022, the Company entered into the Eighth Amendment to its Amended and Restated Revolving Credit Agreement, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent. The Eighth Amendment amends its Amended and Restated Revolving Credit Agreement to, among other things:

•Amends the definition of Net Income Available for Fixed Charges for any period means Consolidated Adjusted Net Income during such period plus, to the extent deducted in determining Consolidated Adjusted Net Income, positive or negative non-cash provisions for “current expected loan losses” (under ASU 2016-13 or CECL) made by Borrower and its Restricted Subsidiaries during such period (which, for the avoidance of doubt, would be the total provision expense less actual net charge offs).
•Increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges to 2.25 to 1.0 for the fiscal quarters ending June 30, 2022; September 30, 2022; December 31, 2022; and 2.50 to 1.0 for March 31, 2023 and June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including those identified by words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," "continue," "forecast," and any variation of the foregoing and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Therefore, you should not rely on any of these forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: the ongoing impact of the COVID-19 pandemic and the mitigation efforts by governments and related effects on our financial condition, business operations and liquidity, our customers, our employees, and the overall economy; recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the Securities and Exchange Commission (SEC), Department of Justice, U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation, employee misconduct or misconduct by third parties, uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans, labor unrest the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2022	2021
	(Dollars in thousands)
Gross loans receivable	$1,641,798	$1,223,139
Average gross loans receivable (1)	1,575,548	1,144,425
Net loans receivable (2)	1,194,508	900,385
Average net loans receivable (3)	1,152,981	849,175

Expenses as a percentage of total revenue:
Provision for credit losses	54.5%	23.3%
General and administrative	46.2%	56.6%
Interest expense	7.1%	4.2%
Operating income (loss) as a % of total revenue (4)	(0.7)%	20.1%

Loan volume (5)	932,379	754,209

Net charge-offs as percent of average net loans receivable on an annualized basis	22.3%	11.4%

Return on average assets (trailing 12 months)	2.5%	9.1%

Return on average equity (trailing 12 months)	7.5%	23.0%

Branches opened or acquired (merged or closed), net	(21)	—

Branches open (at period end)	1,146	1,205
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
(4) Operating income (loss) is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Comparison of three months ended June 30, 2022 versus three months ended June 30, 2021

Gross loans outstanding increased to $1.64 billion as of June 30, 2022, a 34.2% increase from the $1.22 billion of gross loans outstanding as of June 30, 2021. During the three months ended June 30, 2022 our unique borrowers increased by 0.2% compared to a decrease of 1.0% during the three months ended June 30, 2021.

Net income (loss) for the three months ended June 30, 2022 decreased to a net loss of $8.8 million, a 155.8% decrease from a net income of $15.8 million for the same period of the prior year. Operating income (loss), which is revenue less provision for credit losses and general and administrative expenses, decreased by $27.1 million, or 104.1%, compared to the same period of the prior fiscal year. Net loss for three months ended June 30, 2022 was significantly impacted by an increase in the provision for credit losses under CECL that is directly related to the growth and the impact of seasonality on the expected loss rates.

Revenues for the three months ended June 30, 2022 increased by $27.9 million, or 21.5%, to $157.6 million from $129.7 million for the same period of the prior year. The increase was primarily due to a 29.7% increase in average gross earning loans (total gross loans less gross loans 60 days contractually past due and tax advances).

Interest and fee income for the three months ended June 30, 2022 increased by $21.0 million, or 19.3%, from the same period of the prior year due to an increase in loans outstanding. Net loans outstanding at June 30, 2022 increased by 32.7% over the balance at June 30, 2021. Average net loans outstanding increased by 35.8% for the three months ended June 30, 2022 compared to the three-month period ended June 30, 2021.

Insurance commissions and other income for the three months ended June 30, 2022 increased by $6.9 million, or 33.7%, from the same period of the prior year. Insurance commissions increased by approximately $4.6 million, or 37.2%, during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Insurance revenue increased due to a shift to larger loans during the quarter. The sale of insurance products are limited to large loans in several of our states. The large loan portfolio increased from 46.0% of the overall portfolio as of June 30, 2021 to 53.4% as of June 30, 2022. Other income increased by $2.3 million. Other income includes a $3.1 million bargain purchase gain, net of $917.4 thousand income tax, during the current quarter.

The provision for credit losses increased $55.6 million, or 183.6%, to $85.8 million from $30.3 million when comparing the first quarter of fiscal 2023 to the first quarter of fiscal 2022. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2023	FY 2022	Difference
Beginning Allowance - March 31	$134.2	$91.7	$42.5
Change due to Growth	$10.5	$9.8	$0.7
Change due to Expected Loss Rate on Performing Loans	$16.8	$2.5	$14.3
Change due to 90 day past due	$(5.9)	$(6.2)	$0.3
Ending Allowance - June 30	$155.6	$97.8	$57.8

Net Charge-offs	$64.4	$24.1	$40.3
Provision	$85.8	$30.3	$55.5
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter.

The change in the allowance during the quarter was significantly impacted by both growth and changes in expected loss rates on our performing loans. The three most important factors impacting the expected loss rates on performing loans are recent actual loss performance, changes in mix of the portfolio tenure, and a seasonality factor. The seasonality factor had the most significant impact on the expected loss rates during the quarter, resulting in a 14.5% increase in the portfolio expected loss rates or approximately $13.4 million. The table below includes the seasonality factor for each quarter end.

Quarter End	Seasonality Factor
March 31	0.943738
June 30	1.080301
September 30	1.047518
December 31	0.938281

Expected loss rates by tenure bucket also increased due to actual loss rates increasing as credit normalizes. This was offset to some degree by a shift in portfolio mix to more tenured customers.

Net charge-offs for the quarter increased $40.3 million, from $24.1 million in the first quarter of fiscal 2022 to $64.4 million in the first quarter of fiscal 2023. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased from 11.4% in the first quarter of fiscal 2022 to 22.3% in the first quarter of fiscal 2023. Annualized net charge-offs were 18.3% for the first quarter of fiscal 2021. The increase in delinquency and charge-offs were expected due to the increase in new and shorter tenured customers over the last twelve months.

The Company's allowance for credit losses as a percentage of net loans was 13.0% at June 30, 2022 compared to 10.9% at June 30, 2021. Accounts that were 61 days or more past due on a recency basis were 6.9% of the portfolio at June 30, 2022 and 4.0% of the portfolio at June 30, 2021. Accounts that were 61 days or more past due on a contractual basis were 8.5% of the portfolio at June 30, 2022 compared to 5.2% of the portfolio at June 30, 2021.

G&A expenses for the three months ended June 30, 2022 decreased by $0.5 million, or 0.7%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 56.6% during the three months ended June 30,

2021 to 46.2% during the three months ended June 30, 2022. G&A expenses per average open branch increased by 3.3% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $45.2 million for the three months ended June 30, 2022, a $1.1 million, or 2.3%, decrease over the three months ended June 30, 2021. Benefit expense decreased approximately $0.4 million, or 4.0%, when comparing the quarterly periods ended June 30, 2022 and 2021. Incentive expense decreased $2.1 million, or 17.4%. This was offset by a $1.6 million, or 5.6%, increase in salary expense when comparing the two quarterly periods ended June 30, 2022 and 2021. Our headcount as of June 30, 2022, increased 3.3% compared to June 30, 2021.

Occupancy and equipment expense totaled $13.2 million for the three months ended June 30, 2022, a $0.4 million, or 2.7%, decrease over the three months ended June 30, 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended June 30, 2022, the average open branches decreased 3.8% compared to the three months ended June 30, 2021

Advertising expense decreased $1.6 million, or 41.3%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 due to decreased spending on new customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended June 30, 2022, an $82.7 thousand, or 6.8%, decrease over the three months ended June 30, 2021.

Other expense totaled $11.1 million for the three months ended June 30, 2022, a $2.6 million, or 30.0%, increase over the three months ended June 30, 2021. Other expense increased $0.9 million due to an increase in software subscriptions and $0.6 million due to an increase in office supplies.
Interest expense for the three months ended June 30, 2022 increased by $5.7 million, or 103.1%, from the corresponding three months of the previous year. The increase in interest expense was due to a 76.5% increase in the average debt outstanding, from $420.2 million to $741.7 million, and a 20.0% increase in the effective interest rate from 5.0% to 6.0%. The Company’s senior debt-to-equity ratio increased from at 1.2:1 at June 30, 2021 to 2.2:1 at June 30, 2022.

Other key return ratios for the three months ended June 30, 2022 included a 2.5% return on average assets and a return on average equity of 7.5% (both on a trailing 12-month basis), as compared to a 9.1% return on average assets and a return on average equity of 23.0% (both on a trailing 12-month basis) for the three months ended June 30, 2021.

The Company’s effective income tax rate increased to 28.2% for the three months ended June 30, 2022 compared to 23.2% for the corresponding period of the previous year. The increase is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including an increase in the disallowed executive compensation under Section 162(m) in the current quarter and partially offset by the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”), however the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”); however, there is an appeal pending that is challenging the payments requirements, and the Fifth Circuit Court of Appeals has granted a stay of the compliance date for until 286 days after resolution of the appeal. Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

In its Fall 2015 rulemaking agenda, the CFPB stated that it expected to conduct a rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. However, this initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking, and its Spring 2022 rulemaking agenda showed no planned activity in this area. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2021 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2022 was $58.2 million.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of June 30, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $14.2 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At June 30, 2022, the aggregate commitments under the revolving credit facility were $685.0 million. The $300.0 thousand letter of credit outstanding under the subfacility expired on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.0% annualized and 5.0%, respectively, and the unused amount available under the revolving credit facility at June 30, 2022 was $203.3 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

As further discussed in Note 13 to the Consolidated Financial Statements, on July 27th, 2022, the Company entered into the Eighth Amendment to its Amended and Restated Revolving Credit Agreement to, among other things, increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.10 to 1.0 to 2.25 to 1.0 for each fiscal quarter from June 30, 2022 to December 30, 2022, with the ratio increasing to 2.50 to 1.0 for each fiscal quarter from March 31, 2023 to June 30, 2023, and increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at June 30, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $14.2 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of June 30, 2022, the Company's debt outstanding was $777.0 million, net of $4.4 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $354.1 million resulting in a debt-to-equity ratio of 2.2:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a material, adverse effect on its financial condition. Although inflation would increase the Company’s operating costs in absolute terms, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base. It is reasonable to anticipate that such a change in customer preference would result in an increase in total loans receivable and an increase in absolute revenue to be generated from that larger amount of loans receivable. The Company believes that this increase in absolute revenue should offset any increase in operating costs. In addition, because the Company’s loans have a relatively short contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $481.4 million at June 30, 2022. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus .10% and an applicable margin of 3.5%. Based on the outstanding balance at June 30, 2022, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.8 million on an annual basis.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1 through April 30, 2022	56,394	$195.03	56,394	$4,437,003
May 1 through May 31, 2022	17,249	192.10	17,249	1,123,544
June 1 through June 30, 2022	—	—	—	1,123,544
Total for the quarter	73,643	$194.34	73,643

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
3.03	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 2, 2022		8-K	10.1	05-02-22
3.04	Eighth Amendment to Amended and Restated Revolving Credit Facility dated July 27, 2022		8-K	10.1	07-27-22
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2022, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2022 and June 30, 2021;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2022 and June 30, 2021;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and June 30, 2021; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 5, 2022