Form 10-Q
period 2022-09-30
WORLD ACCEPTANCE CORP
filed 2022-11-04
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

The number of outstanding shares of the issuer’s common stock, no par value, as of October 21, 2022 was 6,256,933.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2023" are to the Company’s fiscal year ending March 31, 2023; all references in this report to "fiscal 2022" are to the Company's fiscal year ended March 31, 2022; all references to "fiscal 2021" are to the Company’s fiscal year ended March 31, 2021; all references to "fiscal 2020" are to the Company’s fiscal year ended March 31, 2020; and all references to "fiscal 2019" are to the Company’s fiscal year ended March 31, 2019.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$20,694,520	$19,236,322
Gross loans receivable	1,598,361,632	1,522,788,860
Less:
Unearned interest, insurance and fees	(439,656,242)	(403,030,844)
Allowance for credit losses	(155,892,100)	(134,242,862)
Loans receivable, net	1,002,813,290	985,515,154
Operating lease right‐of‐use assets, net	85,517,078	85,631,304
Finance lease right‐of‐use assets, net	—	607,512
Property and equipment, net	24,741,226	24,476,231
Deferred income taxes, net	47,298,889	39,801,457
Other assets, net	41,303,565	35,901,704
Goodwill	7,370,791	7,370,791
Intangible assets, net	17,517,960	19,756,114
Total assets	$1,247,257,319	$1,218,296,589

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$450,898,842	$396,972,746
Senior unsecured notes payable, net	295,792,943	295,393,991
Income taxes payable	1,504,592	7,384,169
Operating lease liability	87,968,174	87,399,049
Finance lease liability	—	80,067
Accounts payable and accrued expenses	54,511,102	58,042,139
Total liabilities	890,675,653	845,272,161

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,281,721 and 6,348,314 shares at September 30, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	288,947,268	280,907,085
Retained earnings	67,634,398	92,117,343
Total shareholders' equity	356,581,666	373,024,428

Total liabilities and shareholders' equity	$1,247,257,319	$1,218,296,589

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenues:
Interest and fee income	$130,461,548	$118,113,200	$260,666,938	$227,287,915
Insurance and other income, net	20,764,620	19,713,684	48,153,898	40,198,347
Total revenues	151,226,168	137,826,884	308,820,836	267,486,262

Expenses:
Provision for credit losses	68,620,146	42,043,526	154,442,413	72,309,337
General and administrative expenses:
Personnel	45,294,668	45,745,551	90,473,013	91,977,674
Occupancy and equipment	13,490,914	12,934,959	26,725,611	26,541,936
Advertising	1,009,797	5,294,835	3,218,192	9,054,544
Amortization of intangible assets	1,106,050	1,245,545	2,238,154	2,460,329
Other	10,284,400	9,767,969	21,381,167	18,305,573
Total general and administrative expenses	71,185,829	74,988,859	144,036,137	148,340,056

Interest expense	13,032,418	6,713,653	24,206,765	12,214,725
Total expenses	152,838,393	123,746,038	322,685,315	232,864,118

Income (loss) before income taxes	(1,612,225)	14,080,846	(13,864,479)	34,622,144

Income tax expense (benefit)	(246,261)	1,640,754	(3,695,622)	6,411,224

Net income (loss)	$(1,365,964)	$12,440,092	$(10,168,857)	$28,210,920

Net income (loss) per common share:
Basic	$(0.24)	$2.04	$(1.77)	$4.61
Diluted	$(0.24)	$1.94	$(1.77)	$4.38
Weighted average common shares outstanding:
Basic	5,726,469	6,083,255	5,733,613	6,120,665
Diluted	5,726,469	6,413,079	5,733,613	6,434,211

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2022	6,280,721	$285,126,690	$69,000,362	$354,127,052
Restricted common stock expense under stock option plan, net of cancellations ($0)	1,000	3,143,874	—	3,143,874
Stock option expense	—	676,704	—	676,704
Net loss	—	—	(1,365,964)	(1,365,964)
Balances at September 30, 2022	6,281,721	$288,947,268	$67,634,398	$356,581,666

	Three months ended September 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2021	6,693,703	$261,446,129	$144,024,733	$405,470,862
Proceeds from exercise of stock options	87,628	6,873,724	—	6,873,724
Common stock repurchases	(61,187)	—	(10,029,661)	(10,029,661)
Restricted common stock expense under stock option plan, net of cancellations ($12,724)	3,996	3,342,974	—	3,342,974
Stock option expense	—	909,350	—	909,350
Net income	—	—	12,440,092	12,440,092
Balances at September 30, 2021	6,724,140	$272,572,177	$146,435,164	$419,007,341

	Six months ended September 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	4,300	403,547	—	403,547
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Restricted common stock expense under stock option plan, net of cancellations ($0)	2,750	6,191,877	—	6,191,877
Stock option expense	—	1,444,759	—	1,444,759
Net loss	—	—	(10,168,857)	(10,168,857)
Balances at September 30, 2022	6,281,721	$288,947,268	$67,634,398	$356,581,666

	Six months ended September 30, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	$149,336,767	$404,927,441
Proceeds from exercise of stock options	111,122	8,682,578	—	8,682,578
Common stock repurchases	(195,436)	—	(31,112,523)	(31,112,523)
Restricted common stock expense under stock option plan, net of cancellations ($150,213)	3,160	6,445,948	—	6,445,948
Stock option expense	—	1,852,977	—	1,852,977
Net income	—	—	28,210,920	28,210,920
Balances at September 30, 2021	6,724,140	$272,572,177	$146,435,164	$419,007,341

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$(10,168,857)	$28,210,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on assets held for sale	—	38,633
Amortization of intangible assets	2,238,154	2,460,329
Amortization of historic tax credits	3,047,066	1,955,692
Accrued unearned interest	(3,205,855)	(11,110,878)
Amortization of deferred loan cost	8,007,538	7,521,410
Amortization of debt issuance costs	745,810	301,996
Provision for loan losses	154,442,413	72,309,337
Depreciation	3,016,033	3,151,794
Amortization of finance leases	204,552	203,812
Gain on asset acquisition, net of income tax	(3,708,344)	—
Loss (gain) on sale of property and equipment	(29,962)	337,181
Deferred income tax benefit	(8,579,264)	(9,255,272)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	7,636,636	8,449,138
Change in accounts:
Other assets, net	(7,577,643)	(5,887,792)
Income taxes payable	(5,879,577)	(3,317,691)
Accounts payable and accrued expenses	(3,531,037)	11,632,237
Net cash provided by operating activities	136,657,663	107,000,846
Cash flows from investing activities:
Increase in loans receivable, net	(149,437,153)	(235,579,163)
Cash paid for acquisitions, primarily loans	(22,314,902)	(10,859,984)
Purchases of property and equipment	(3,132,033)	(3,382,481)
Proceeds from sale of assets held for sale	—	1,104,895
Proceeds from sale of property and equipment	283,927	153,100
Net cash used in investing activities	(174,600,161)	(248,563,633)
Cash flow from financing activities:
Borrowings from senior notes payable	182,426,096	239,248,253
Payments on senior notes payable	(128,500,000)	(368,550,000)
Issuance of senior unsecured notes payable	—	300,000,000
Debt issuance costs associated with senior unsecured notes payable	(104,656)	(5,113,826)
Debt issuance costs associated with senior notes payable	(430,136)	—
Proceeds from exercise of stock options	403,547	8,682,578
Payments for taxes related to net share settlement of equity awards	—	(150,213)
Repayment of finance lease	(80,067)	(301,721)
Repurchase of common stock	(14,314,088)	(31,112,523)
Net cash provided by financing activities	39,400,696	142,702,548
Net change in cash and cash equivalents	1,458,198	1,139,761
Cash and cash equivalents at beginning of period	19,236,322	15,746,454
Cash and cash equivalents at end of period	$20,694,520	$16,886,215

Supplemental Disclosures:
Interest paid during the period	$24,513,429	$11,251,918
Income taxes paid during the period	$10,772,869	$19,204,025
Finance lease right-of-use assets, net transferred to property and equipment, net	$402,960	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2022 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2022, and the results of operations and cash flows for the periods ended September 30, 2022 and 2021, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. During the second quarter of fiscal 2022, the Company completed the sale of the last held for sale building, and recorded a $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. As of September 30, 2022 and March 31, 2022, there were no assets held for sale.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination fees and costs were $6.33 million and $6.87 million as of September 30, 2022 and March 31, 2022, respectively.

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

		September 30, 2022		March 31, 2022
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$20,694,520	$20,694,520	$19,236,322	$19,236,322
Loans receivable, net	3	1,002,813,290	1,002,813,290	985,515,154	985,515,154

LIABILITIES
Senior unsecured notes payable	2	300,000,000	192,300,000	300,000,000	264,639,000
Senior notes payable	3	450,898,842	450,898,842	396,972,746	396,972,746

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 or March 31, 2022.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	September 30, 2022	March 31, 2022
0 to 5 months	$155,964,638	$198,740,475
6 to 17 months	162,233,568	133,665,566
18 to 35 months	183,872,063	204,940,323
36 to 59 months	249,624,509	208,936,027
60+ months	846,080,539	770,683,149

Tax advance loans	586,315	5,823,320
Total gross loans	$1,598,361,632	$1,522,788,860

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,343,683,932	$52,714,641	$2,070,393	$172,935	$15,334	$11,083	$1,398,668,318
30 - 60 days past due	66,840,877	4,814,688	224,558	46,748	4,645	—	71,931,516
61 - 90 days past due	45,226,616	2,859,977	141,109	33,450	2,263	—	48,263,415
91 or more days past due	72,234,769	6,465,700	177,089	33,064	—	1,446	78,912,068
Total	$1,527,986,194	$66,855,006	$2,613,149	$286,197	$22,242	$12,529	$1,597,775,317

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$52,565	$—	$—	$—	$—	$—	$52,565
30 - 60 days past due	80,826	125	—	—	—	—	80,951
61 - 90 days past due	77,900	—	—	—	—	—	77,900
91 or more days past due	374,636	263	—	—	—	—	374,899
Total	$585,927	$388	$—	$—	$—	$—	$586,315
Total gross loans							$1,598,361,632

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,314,880,141	$45,875,983	$1,567,208	$70,581	$4,899	$380	$1,362,399,192
30 - 60 days past due	71,822,849	3,182,876	70,266	8,182	279	—	75,084,452
61 - 90 days past due	52,939,446	3,151,779	75,482	6,351	—	—	56,173,058
91 or more days past due	88,343,759	14,644,368	900,192	201,083	17,064	12,149	104,118,615
Total	$1,527,986,195	$66,855,006	$2,613,148	$286,197	$22,242	$12,529	$1,597,775,317

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$19,446	$—	$—	$—	$—	$—	$19,446
30 - 60 days past due	58,930	—	—	—	—	—	58,930
61 - 90 days past due	70,622	—	—	—	—	—	70,622
91 or more days past due	436,929	388	—	—	—	—	437,317
Total	$585,927	$388	$—	$—	$—	$—	$586,315
Total gross loans							$1,598,361,632

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in 60-day delinquencies, FICO scores and average loan size as compared to metrics in the historical migration period. Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment do not have a significant impact on loans outstanding at the end of a particular reporting period. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Additionally, changes to the Company's customer underwriting guidelines are considered to forecast credit losses. If an adjustment is made as a result of the forecast, then the Company has elected to immediately revert back to historical experience past the forecast period.

The following table presents a roll forward of the allowance for credit losses on our gross loans receivable for the three and six months ended September 30, 2022 and 2021:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Beginning balance	$155,650,679	$97,852,630	$134,242,862	$91,722,288
Provision for credit losses	68,620,146	42,043,526	154,442,413	72,309,337
Charge-offs	(73,083,140)	(29,849,610)	(142,349,522)	(59,866,550)
Recoveries	4,704,415	4,613,694	9,556,347	10,495,165
Net charge-offs	(68,378,725)	(25,235,916)	(132,793,175)	(49,371,385)
Ending Balance	$155,892,100	$114,660,240	$155,892,100	$114,660,240

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$112,101,300	$11,064,636	$10,807,016	$21,991,686	$43,863,338	$155,964,638
6 to 17 months	131,370,485	10,590,122	7,828,495	12,444,466	30,863,083	162,233,568
18 to 35 months	155,751,959	10,360,426	6,890,208	10,869,470	28,120,104	183,872,063
36 to 59 months	224,470,820	10,375,174	6,139,413	8,639,102	25,153,689	249,624,509
60+ months	774,973,756	29,541,158	16,598,283	24,967,342	71,106,783	846,080,539

Tax advance loans	52,565	80,951	77,900	374,899	533,750	586,315
Total gross loans	1,398,720,885	72,012,467	48,341,315	79,286,965	199,640,747	1,598,361,632
Unearned interest, insurance and fees	(384,741,697)	(19,808,240)	(13,297,092)	(21,809,213)	(54,914,545)	(439,656,242)
Total net loans	$1,013,979,188	$52,204,227	$35,044,223	$57,477,752	$144,726,202	$1,158,705,390

Percentage of period-end gross loans receivable		4.5%	3.0%	5.0%	12.5%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$145,168,588	$13,450,365	$14,196,717	$25,924,805	$53,571,887	$198,740,475
6 to 17 months	116,065,794	5,548,699	4,148,743	7,902,330	17,599,772	133,665,566
18 to 35 months	183,697,553	7,220,814	4,903,686	9,118,270	21,242,770	204,940,323
36 to 59 months	193,820,229	5,951,049	3,452,087	5,712,662	15,115,798	208,936,027
60+ months	720,695,865	19,739,361	11,145,251	19,102,672	49,987,284	770,683,149

Tax advance loans	4,744,774	1,062,145	432	15,969	1,078,546	5,823,320
Total gross loans	1,364,192,803	52,972,433	37,846,916	67,776,708	158,596,057	1,522,788,860
Unearned interest, insurance and fees	(361,055,818)	(14,020,016)	(10,016,802)	(17,938,208)	(41,975,027)	(403,030,844)
Total net loans	$1,003,136,985	$38,952,417	$27,830,114	$49,838,500	$116,621,030	$1,119,758,016

Percentage of period-end gross loans receivable		3.5%	2.5%	4.5%	10.4%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$108,253,390	$10,720,115	$11,409,253	$25,581,880	$47,711,248	$155,964,638
6 to 17 months	127,266,747	10,905,901	8,691,855	15,369,065	34,966,821	162,233,568
18 to 35 months	150,444,695	10,613,686	8,051,315	14,762,367	33,427,368	183,872,063
36 to 59 months	219,170,711	11,071,952	7,365,259	12,016,587	30,453,798	249,624,509
60+ months	757,263,649	31,772,798	20,655,376	36,388,716	88,816,890	846,080,539

Tax advance loans	19,446	58,930	70,622	437,317	566,869	586,315
Total gross loans	1,362,418,638	75,143,382	56,243,680	104,555,932	235,942,994	1,598,361,632
Unearned interest, insurance and fees	(374,756,154)	(20,669,451)	(15,470,770)	(28,759,867)	(64,900,088)	(439,656,242)
Total net loans	$987,662,484	$54,473,931	$40,772,910	$75,796,065	$171,042,906	$1,158,705,390

Percentage of period-end gross loans receivable		4.7%	3.5%	6.5%	14.7%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$140,570,461	$14,090,712	$15,380,836	$28,698,466	$58,170,014	$198,740,475
6 to 17 months	112,465,841	6,032,347	4,922,939	10,244,439	21,199,725	133,665,566
18 to 35 months	177,565,328	8,067,815	6,273,351	13,033,829	27,374,995	204,940,323
36 to 59 months	188,849,569	6,994,891	4,624,136	8,467,431	20,086,458	208,936,027
60+ months	702,984,756	23,645,619	15,443,941	28,608,833	67,698,393	770,683,149

Tax advance loans	4,737,742	1,060,329	—	25,249	1,085,578	5,823,320
Total gross loans	1,327,173,697	59,891,713	46,645,203	89,078,247	195,615,163	1,522,788,860
Unearned interest, insurance and fees	(351,258,109)	(15,851,316)	(12,345,412)	(23,576,007)	(51,772,735)	(403,030,844)
Total net loans	$975,915,588	$44,040,397	$34,299,791	$65,502,240	$143,842,428	$1,119,758,016

Percentage of period-end gross loans receivable		3.9%	3.1%	5.8%	12.8%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended September 30, 2022 and September 30, 2021, the Company reversed a total of $11.4 million and $6.8 million, respectively, of unpaid accrued interest against interest income. During the six months ended September 30, 2022 and September 30, 2021, the Company reversed a total of $20.4 million and $10.6 million, respectively, of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as year-to-date interest income recognized on nonaccrual loans for the three and six months ended September 30, 2022 and 2021:

	Nonaccrual Loans Receivable
Customer Tenure	As of September 30, 2022	As of March 31, 2022	Interest Income Recognized for the three months ended September 30, 2022	Interest Income Recognized for the three months ended September 30, 2021	Interest Income Recognized for the six months ended September 30, 2022	Interest Income Recognized for the six months ended September 30, 2021
0 to 5 months	$37,931,072	$45,227,510	$537,625	$227,550	$1,041,588	$565,222
6 to 17 months	24,564,297	15,879,250	386,764	307,988	765,214	825,557
18 to 35 months	23,629,145	20,745,106	568,310	380,807	1,197,091	909,227
36 to 59 months	20,195,999	14,232,388	517,319	269,282	1,020,681	653,087
60+ months	59,633,239	47,565,819	1,636,756	1,080,121	3,295,037	2,588,262

Tax advance loans	514,327	25,249	—	—	—	—
Unearned interest, insurance and fees	(45,789,844)	(38,026,011)
Total	$120,678,235	$105,649,311	$3,646,774	$2,265,748	$7,319,611	$5,541,355

As of September 30, 2022 and March 31, 2022, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable with no related allowance for credit losses.

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

The Company's finance leases consist of IT equipment which have a three year lease term and do not contain an option to extend the lease term, but do contain an option to purchase the IT equipment at the expiration of the lease term. As of September 30, 2022, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets have amortized over the useful life of the asset, rather than over the lease term.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2022 and 2021:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Lease Cost
Finance lease cost	$102,673	$107,812	$205,975	$218,241
Amortization of right-of-use assets	102,274	101,906	204,552	203,812
Interest on lease liabilities	399	5,906	1,423	14,429
Operating lease cost	$7,604,721	$6,873,545	$14,267,032	$13,697,991
Variable lease cost	920,545	854,470	1,851,629	1,786,833
Total lease cost	$8,627,939	$7,835,827	$16,324,636	$15,703,065

The following table reports other information about the Company's leases for the three and six months ended September 30, 2022 and 2021:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,723,622	$6,996,542	$13,448,214	$13,970,899
Operating cash flows from finance leases	399	5,906	1,423	14,429
Operating cash flows from operating leases	6,677,299	6,843,534	13,366,724	13,654,749
Financing cash flows from finance leases	45,924	147,102	80,067	301,721
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,112,689	$5,620,818	$10,465,379	$9,076,694
Weighted-average remaining lease term — finance leases	$—	0.6 years	—	0.6 years
Weighted average remaining lease term — operating leases	7.1 years	7.1 years	7.1 years	7.1 years
Weighted-average discount rate — finance leases	—%	6.3%	—%	6.3%
Weighted-average discount rate — operating leases	6.1%	6.2%	6.1%	6.2%

The aggregate annual lease obligations as of September 30, 2022, are as follows:

Operating

Remainder of 2023	$12,582,948
2024	22,289,801
2025	17,582,209
2026	14,026,703
2027	9,716,383
Thereafter	33,508,060
Total undiscounted lease liability	$109,706,104
Imputed interest	21,737,930
Total discounted lease liability	$87,968,174

The Company had no remaining finance lease obligations at September 30, 2022. The Company had no leases with related parties at September 30, 2022 or March 31, 2022.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Basic:
Weighted average common shares outstanding (denominator)	5,726,469	6,083,255	5,733,613	6,120,665

Diluted:
Weighted average common shares outstanding	5,726,469	6,083,255	5,733,613	6,120,665
Dilutive potential common shares[1]	—	329,824	—	313,546
Weighted average diluted shares outstanding (denominator)	5,726,469	6,413,079	5,733,613	6,434,211

Options to purchase 340,236 and 426,382 shares of common stock at various prices were outstanding during the three months ended September 30, 2022 and 2021 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 341,053 and 459,785 shares of common stock at various prices were outstanding during the six months ended September 30, 2022 and 2021 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

1 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2022, there were a total of 116,717 shares of common stock available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended September 30, 2022 and 2021 was $71.32 and $100.55, respectively. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2022 and 2021 was $72.56 and $97.25, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

Dividend Yield	—%	—%	—%	—%
Expected Volatility	56.37%	57.86%	56.32%	58.35%
Average risk-free rate	2.92%	0.83%	2.93%	0.89%
Expected Life	5.8 years	6.1 years	5.8 years	6.1 years

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

Option activity for the six months ended September 30, 2022 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	348,743		$104.38
Granted during period	4,943		133.37
Exercised during period	(4,300)		93.85
Forfeited during period	(12,197)		124.84
Expired during period	(3,645)		84.98
Options outstanding, end of period	336,917	[2]	$104.15	5.8 years	$1,313,695
Options exercisable, end of period	96,457		$89.38	4.0 years	$1,192,441

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of September 30, 2022. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2022 and 2021 was as follows:
2 Of the 336,917 options outstanding, 119,376 are not yet exercisable based solely on fulfilling a service condition and another 121,084 are not yet exercisable based solely on fulfilling the performance condition described further above.

	September 30, 2022	September 30, 2021

Three months ended	$—	$9,519,593
Six months ended	$430,466	$11,541,269

As of September 30, 2022, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $4.1 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock

During the first six months of fiscal 2023, the Company granted 2,750 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $138.76 per share.

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $188.38 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $3.1 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company recognized compensation expense of $6.2 million and $6.6 million for the six months ended September 30, 2022 and 2021, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2022, there was approximately $8.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2022, and changes during the six months ended September 30, 2022, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2022	552,502	$102.51
Granted during the period	2,750	138.76
Vested during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2022	555,252	$102.69

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the three and six month periods ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$676,704	$909,350	$1,444,759	$1,852,977
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	3,143,874	3,355,698	6,191,877	6,596,161
Total stock-based compensation related to equity classified awards	$3,820,578	$4,265,048	$7,636,636	$8,449,138

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2022 and 2021.

	Six months ended September 30,
	2022	2021
Acquisitions:
Number of loan portfolios acquired through asset purchases	43	50
Total acquisitions	43	50

Purchase price	$22,314,902	$10,859,984

Tangible assets:
Loans receivable, net	27,105,078	9,631,112
Total tangible assets	27,105,078	9,631,112

Purchase price amount over (below) carrying value of net tangible assets[3]	$(4,790,176)	$1,228,872

Customer lists	$—	952,872
Non-compete agreements	$—	276,000

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
3 As a result of the asset purchases during the first and second quarters of fiscal 2023, the Company recorded a $4.8 million gain, net of $1.1 million income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transactions resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At September 30, 2022, the Company had a $685.0 million senior revolving credit facility. The revolving credit facility was amended in connection with the Company’s Notes offering (described below) on September 27, 2021 to permit the issuance of the Notes described below and increase the amount of permitted borrowings under the accordion feature from $685.0 million to $785.0 million. On May 24, 2022, the revolving credit facility was amended ("Seventh Amendment") to, among other things, (1) reduce the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.75 to 1.0 to 2.10 to 1.0 for each fiscal quarter from March 31, 2022 to June 30, 2023, with the ratio increasing to 2.75 to 1.0 for each fiscal quarter thereafter; (2) allow the Company to form up to two SPV Subsidiaries for purposes of an anticipated warehouse facility or securitization; and (3) transition from a benchmark rate of 1-month LIBOR to a term rate based on SOFR. On July 26, 2022, the revolving credit agreement was further amended (the “Eighth Amendment”) to among other things, (1) amend the definition of Net Income Available for Fixed Charges for any period to mean Consolidated Adjusted Net Income during such period plus, to the extent deducted in determining Consolidated Adjusted Net Income, positive or negative non-cash provisions for “current expected loan losses” (under ASU 2016-13 or CECL) made by the Company and its Restricted Subsidiaries (as defined in the revolving credit agreement) during such period (which, for the avoidance of doubt, would be the total provision expense less actual net charge offs); and (2) increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.10 to 1.0 to 2.25 to 1.0 for each fiscal quarter from June 30, 2022 to December 31, 2022, with the ratio increasing to 2.50 to 1.0 for each fiscal quarter from March 31, 2023 to June 30, 2023, and increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

At September 30, 2022, $450.9 million was outstanding under the Company's revolving credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2022. The letter of credit expired on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.6 million and $0.6 million for the six months ended September 30, 2022 and 2021, respectively.

For the six months ended September 30, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.4% annualized and 5.0%, respectively, and the unused amount available under the revolving credit facility at September 30, 2022 was $233.8 million. Borrowings under the revolving credit facility mature on June 7, 2024.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300.0 million in aggregate principal amount of 7.0% senior notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

As discussed above, on July 26th, 2022, the Company entered into the Eighth Amendment to, among other things, increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.10 to 1.0 to 2.25 to 1.0 for each fiscal quarter from June 30, 2022 to December 30, 2022, with the ratio increasing to 2.50 to 1.0 for each fiscal quarter from March 31, 2023 to June 30, 2023, and increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

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

On October 25, 2022, the Company became aware that it was not in compliance with Section 8.7(b) of the revolving credit agreement (Net Income Available for Fixed Charges to Fixed Charges) for the fiscal quarter ending September 30, 2022 and Section 8.7(e) of the revolving credit agreement (Collateral Performance Indicator) for the calendar month ending September 30, 2022 (collectively, the "Existing Non-Compliance"). Specifically, the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2022 was 2.14 to 1.0 and the Collateral Performance Indicator for the month ending September 30, 2022 was 24.48%. On October 26, 2022, the Company entered into a waiver letter with its lenders named in the revolving credit agreement, pursuant to which its lenders agreed to waive the Existing Non-Compliance. The Company has not received a notice of default, a notice of termination or declaration of acceleration of amounts due with respect to the outstanding balance of the loan from the lenders.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of September 30, 2022 are as follows:

Remainder of 2023	$—
2024	—
2025	450,898,842
2026	—
2027	300,000,000
Total future debt payments	$750,898,842

NOTE 11 – INCOME TAXES

As of September 30, 2022 and March 31, 2022, the Company had $2.3 million and $2.2 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $2.1 million and $2.0 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2022, approximately $1.3 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2022, the Company had approximately $598.1 thousand accrued for gross interest, of which $42.7 thousand was accrued during the six months ended September 30, 2022.

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

The Company’s effective income tax rate totaled 15.3% for the quarter ended September 30, 2022 compared to 11.7% for the prior year quarter. The increase is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including an increase in the disallowed executive compensation under Section 162(m) in the current quarter and partially offset by the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

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

NOTE 13 – SUBSEQUENT EVENTS

As discussed in Note 10, the Company obtained a waiver on October 26, 2022 for the Existing Non-Compliance. Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: the ongoing impact of the COVID-19 pandemic and the mitigation efforts by governments and related effects on our financial condition, business operations and liquidity, our customers, our employees, and the overall economy; recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the Securities and Exchange Commission (SEC), Department of Justice, U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation, employee misconduct or misconduct by third parties, uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans, labor unrest the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company). These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make.

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross loans receivable	$1,598,362	$1,394,827	$1,598,361	$1,394,827
Average gross loans receivable (1)	1,635,556	1,314,397	1,600,374	1,230,307
Net loans receivable (2)	1,158,705	1,024,810	1,158,705	1,024,810
Average net loans receivable (3)	1,187,295	965,588	1,166,656	908,381

Expenses as a percentage of total revenue:
Provision for credit losses	45.4%	30.5%	50.0%	27.0%
General and administrative	47.1%	54.4%	46.6%	55.5%
Interest expense	8.6%	4.9%	7.8%	4.6%
Operating income (loss) as a % of total revenue (4)	7.6%	15.1%	3.3%	17.5%

Loan volume (5)	756,477	801,487	1,688,856	1,555,696

Net charge-offs as percent of average net loans receivable on an annualized basis	23.0%	10.5%	22.8%	10.9%

Return on average assets (trailing 12 months)	1.3%	8.6%	1.3%	8.6%

Return on average equity (trailing 12 months)	4.1%	22.4%	4.1%	22.4%

Branches opened or acquired (merged or closed), net	(42)	(3)	(63)	(3)

Branches open (at period end)	1,104	1,202	1,104	1,202
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

Comparison of three months ended September 30, 2022 versus three months ended September 30, 2021

Gross loans outstanding increased to $1.60 billion as of September 30, 2022, a 14.6% increase from the $1.39 billion of gross loans outstanding as of September 30, 2021. During the three months ended September 30, 2022 our unique borrowers decreased by 5.1% compared to an increase of 8.2% during the three months ended September 30, 2021.

Net income (loss) for the three months ended September 30, 2022 decreased to a net loss of $1.4 million, a 111.0% decrease from a net income of $12.4 million for the same period of the prior year. Operating income (loss), which is revenue less provision for credit losses and general and administrative expenses, decreased by $9.4 million, or 45.1%, compared to the same period of the prior fiscal year. Net loss for three months ended September 30, 2022 was significantly impacted by an increase in the provision for credit losses under CECL.

Revenues for the three months ended September 30, 2022 increased by $13.4 million, or 9.7%, to $151.2 million from $137.8 million for the same period of the prior year. The increase was primarily due to a 9.9% increase in average gross earning loans (total gross loans less gross loans 60 days contractually past due and tax advances).

Interest and fee income for the three months ended September 30, 2022 increased by $12.3 million, or 10.5%, from the same period of the prior year due to an increase in loans outstanding. Net loans outstanding at September 30, 2022 increased by 13.1% over the balance at September 30, 2021. Average net loans outstanding increased by 23.0% for the three months ended September 30, 2022 compared to the three-month period ended September 30, 2021.

Insurance and other income for the three months ended September 30, 2022 increased by $1.1 million, or 5.3%, from the same period of the prior year. Insurance income increased by approximately $3.0 million, or 21.9%, during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. Insurance income increased due to a shift to larger loans over the twelve months ending September 30, 2022. The sale of insurance products are limited to large loans in several of our states. The large loan portfolio increased from 47.6% of the overall portfolio as of September 30, 2021 to 55.4% as of September 30, 2022. Other income decreased by $2.0 million. Other income decreased due to a decrease in sales of our motor club product as a result of lower originations during the quarter.

The provision for credit losses increased $26.6 million, or 63.2%, to $68.6 million from $42.0 million when comparing the second quarter of fiscal 2023 to the second quarter of fiscal 2022. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2023	FY 2022	Difference
Beginning Allowance - June 30	$155.7	$97.9	$57.8
Change due to Growth	$(4.1)	$13.7	$(17.8)
Change due to Expected Loss Rate on Performing Loans	$(3.6)	$(0.2)	$(3.4)
Change due to 90 day past due	$7.9	$3.3	$4.6
Ending Allowance - September 30	$155.9	$114.7	$41.2

Net Charge-offs	$68.4	$25.2	$43.2
Provision	$68.6	$42.0	$26.6
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter.
The change in the allowance during the quarter was significantly impacted by an increase in accounts 90 days past due. This was partially offset by a decrease in the portfolio and changes in expected loss rates on our performing loans. The three most important factors impacting the expected loss rates on performing loans are recent actual loss performance, changes in mix of the portfolio tenure, and a seasonality factor. The table below includes the seasonality factor for each quarter end.

Quarter End	Seasonality Factor
March 31	0.943738
June 30	1.080301
September 30	1.047518
December 31	0.938281

Expected loss rates by tenure bucket also increased due to actual loss rates increasing as credit normalizes. This was offset to some degree by a shift in portfolio mix to more tenured customers.

Net charge-offs for the quarter increased $43.1 million, from $25.2 million in the second quarter of fiscal 2022 to $68.4 million in the second quarter of fiscal 2023. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased from 10.5% in the second quarter of fiscal 2022 to 23.0% in the second quarter of fiscal 2023. The increase in delinquency and charge-offs were expected, in part, due to the increase in new and shorter tenured customers over the last twelve months.

The Company's allowance for credit losses as a percentage of net loans was 13.5% at September 30, 2022 compared to 11.2% at September 30, 2021. Accounts that were 61 days or more past due on a recency basis were 8.0% of the portfolio at September 30, 2022 and 5.0% of the portfolio at September 30, 2021. Accounts that were 61 days or more past due on a contractual basis were 10.1% of the portfolio at September 30, 2022 compared to 6.2% of the portfolio at September 30, 2021.

G&A expenses for the three months ended September 30, 2022 decreased by $3.8 million, or 5.1%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 54.4% during the three months ended September 30, 2021 to 47.1% during the three months ended September 30, 2022. G&A expenses per average open branch increased by 1.4% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $45.3 million for the three months ended September 30, 2022, a $0.5 million, or 1.0%, decrease over the three months ended September 30, 2021. Benefit expense decreased approximately $0.7 million, or 8.2%, when comparing the quarterly periods ended September 30, 2022 and 2021. Incentive expense decreased $3.6 million, or 31.8%. This was offset by a $3.3 million, or 11.4%, increase in salary expense when comparing the two quarterly periods ended September 30, 2022 and 2021. On July 1, 2022, we increased base wages for our Financial Service Representatives to a minimum of approximately $15 an hour and eliminated the monthly bonus for the same position. Our headcount as of September 30, 2022, increased 1.8% compared to September 30, 2021.

Occupancy and equipment expense totaled $13.5 million for the three months ended September 30, 2022, a $0.6 million, or 4.3%, increase over the three months ended September 30, 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The current year includes $0.7 million in expense related to the merger of branches during the quarter. For the three months ended September 30, 2022, the average open branches decreased 6.4% compared to the three months ended September 30, 2021.

Advertising expense decreased $4.3 million, or 80.9%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 due to decreased spending on new customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended September 30, 2022, a $139.5 thousand, or 11.2%, decrease over the three months ended September 30, 2021.

Other expense totaled $10.3 million for the three months ended September 30, 2022, a $0.5 million, or 5.3%, increase over the three months ended September 30, 2021.
Interest expense for the three months ended September 30, 2022 increased by $6.3 million, or 94.1%, from the corresponding three months of the previous year. The increase in interest expense was due to a 47.8% increase in the average debt outstanding, from $524.7 million to $775.6 million, and a 32.6% increase in the effective interest rate from 5.0% to 6.7%. The Company’s senior debt-to-equity ratio increased from 1.4:1 at September 30, 2021 to 2.1:1 at September 30, 2022.

Other key return ratios for the three months ended September 30, 2022 included a 1.3% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis), as compared to a 8.6% return on average assets and a return on average equity of 22.4% (both on a trailing 12-month basis) for the three months ended September 30, 2021.

The Company’s effective income tax rate increased to 15.3% for the three months ended September 30, 2022 compared to 11.7% for the corresponding period of the previous year. The increase is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including an increase in the disallowed executive compensation under Section 162(m) in the current quarter and partially offset by the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

Comparison of six months ended September 30, 2022 versus six months ended September 30, 2021

Gross loans outstanding increased to $1.60 billion as of September 30, 2022, a 14.6% increase from the $1.39 billion of gross loans outstanding as of September 30, 2021. During the six months ended September 30, 2022 our number of unique borrowers in the portfolio decreased by 2.3% compared to an increase of 5.0% during the six months ended September 30, 2021.

Net income (loss) for the six months ended September 30, 2022 decreased to a net loss of $10.2 million, a 136.0% decrease from a net income of $28.2 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $36.5 million, or 77.9%.

Revenues increased by $41.3 million, or 15.5%, to $308.8 million during the six months ended September 30, 2022 from $267.5 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the six months ended September 30, 2022 increased by $33.4 million, or 14.7%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger, lower interest rate loans. Net loans outstanding at September 30, 2022 increased by 13.1% over the balance at September 30, 2021. Average net loans outstanding increased by 28.4% for the six months ended September 30, 2022 compared to the six-month period ended September 30, 2021.

Insurance and other income for the six months ended September 30, 2022 increased by $8.0 million, or 19.8%, from the same period of the prior year. Insurance income increased by approximately $7.6 million, or 29.1%, during the six months ended September 30, 2022 when compared to the six months ended September 30, 2021. Insurance income benefited from the shift to larger loans mentioned above. Other income increased by $0.3 million due to a $3.7 million bargain purchase gain during the six months ended September 30, 2022, offset by decreases in the sale of our motor club product and tax preparation business revenue.

G&A expenses for the six months ended September 30, 2022 decreased by $4.3 million, or 2.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 55.5% during the first six months of fiscal 2022 to 46.6% during the first six months of fiscal 2023. G&A expenses per average open branch increased by 2.4% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $90.5 million for the six months ended September 30, 2022, a $1.5 million, or 1.6%, decrease over the six months ended September 30, 2021. Salary expense increased approximately $4.9 million, or 8.5%, when comparing the two six month periods ended September 30, 2022 and 2021. Our headcount as of September 30, 2022, increased 1.8% compared to September 30, 2021. Benefit expense decreased approximately $1.1 million, or 6.0%, when comparing the six month periods ended September 30, 2022 and 2021. Incentive expense decreased $5.7 million, or 24.5% mostly due to a reduction in branch level bonuses.

Occupancy and equipment expense totaled $26.7 million for the six months ended September 30, 2022, a $0.2 million, or 0.7%, increase over the six months ended September 30, 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2022, the average occupancy and equipment expense per branch increased to $23.4 thousand, up from $22.0 thousand for the six months ended September 30, 2021. The prior year includes $0.4 million more in write down of signage as a result of rebranding our offices when comparing the two six-month periods. The current year includes $1.1 million in expense related to the merger of branches during the six months ended September 30, 2022.

Advertising expense totaled $3.2 million for the six months ended September 30, 2022, a $5.8 million, or 64.5%, decrease over the six months ended September 30, 2021. The decrease is due to decreased spending on new customer acquisition programs during the period.

Amortization of intangible assets totaled $2.2 million for the six months ended September 30, 2022, a $222.2 thousand, or 9.0%, decrease over the six months ended September 30, 2021.

Other expense totaled $21.4 million for the six months ended September 30, 2022, a $3.1 million, or 16.8%, increase over the six months ended September 30, 2021.
Interest expense for the six months ended September 30, 2022 increased by $12.0 million, or 98.2%, from the corresponding six months of the previous year. The increase in interest expense was due to a 59.7% increase in the average debt outstanding, from $473.1 million to $755.4 million, offset by a 27.2% increase in the effective interest rate from 5.0% to 6.4%.

Other key return ratios for the first six months of fiscal 2023 included a 1.3% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis), as compared to a 8.6% return on average assets and a return on average equity of 22.4% (both on a trailing 12-month basis) for the first six months of fiscal 2022.

The Company’s effective income tax rate increased to 26.7% for the six months ended September 30, 2022 compared to 18.5% for the corresponding period of the previous year. The increase is primarily due to the effects of pretax book earnings relative to the effects of various permanent items, including an increase in the disallowed executive compensation under Section 162(m) in the current quarter, and partially offset by the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”), however the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). However, on October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals held in Cmty. Fin.l Servs. Ass’n of Am., Ltd. v. Consumer Fin. Prot. Bureau, that the CFPB’s funding structure violated the U.S. Constitution’s Appropriations Clause, which requires that all expenditures of federal funds be approved by Congress. On this ground, it vacated the Rule. It is unclear whether the CFPB will seek en banc review, attempt to appeal the decision to the Supreme Court, or seek a legislative fix. The decision will be binding in the Fifth Circuit’s jurisdiction, covering Louisiana, Texas and Mississippi, and persuasive in other circuits until there’s a competing case to contradict it. Implementation of the Rule’s payment requirements is uncertain, but if it were to take effect it could require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2022 was $136.7 million.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

On September 27, 2021, we issued $300.0 million in aggregate principal amount of 7.0% senior notes due 2026 (the “Notes”). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of September 30, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $13.5 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At September 30, 2022, the aggregate commitments under the revolving credit facility were $685.0 million. The $300.0 thousand letter of credit outstanding under the subfacility expired on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 74% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the six months ended September 30, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.4% annualized and 5.0%, respectively, and the unused amount available under the revolving credit facility at September 30, 2022 was $233.8 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

As further discussed in Note 10 to the Consolidated Financial Statements, on July 26th, 2022, the Company entered into the Eighth Amendment to the revolving credit agreement to, among other things, increase the required ratio for Net Income Available for Fixed Charges to Fixed Charges from 2.10 to 1.0 to 2.25 to 1.0 for each fiscal quarter from June 30, 2022 to

December 31, 2022, with the ratio increasing to 2.50 to 1.0 for each fiscal quarter from March 31, 2023 to June 30, 2023, and increasing to 2.75 to 1.0 for each fiscal quarter thereafter.

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

On October 25, 2022, the Company became aware that it was not in compliance with Section 8.7(b) of the revolving credit agreement (Net Income Available for Fixed Charges to Fixed Charges) for the fiscal quarter ending September 30, 2022 and Section 8.7(e) of the revolving credit agreement (Collateral Performance Indicator) for the calendar month ending September 30, 2022 (collectively, the "Existing Non-Compliance"). Specifically, the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2022 was 2.14 to 1.0 and the Collateral Performance Indicator for the month ending September 30, 2022 was 24.48%. On October 26, 2022, the Company entered into a waiver letter with its lenders named in the revolving credit agreement, pursuant to which its lenders agreed to waive the Existing Non-Compliance. The Company has not received a notice of default, a notice of termination or declaration of acceleration of amounts due with respect to the outstanding balance of the loan from the lenders.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $13.5 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of September 30, 2022, the Company's debt outstanding was $746.7 million, net of $4.2 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $356.6 million resulting in a debt-to-equity ratio of 2.1:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $450.9 million at September 30, 2022. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus .10% and an applicable margin of 3.5%. Based on the outstanding balance at September 30, 2022, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.5 million on an annual basis.

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

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1 through July 31, 2022	—	$—	—	$1,123,544
August 1 through August 31, 2022	—	—	—	1,123,544
September 1 through September 30, 2022	—	—	—	1,123,544
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
3.03	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 2, 2022		8-K	10.1	05-02-22
3.04	Eighth Amendment to Amended and Restated Revolving Credit Facility dated July 26, 2022		8-K	10.1	07-27-22
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2022 and September 30, 2021;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2022 and September 30, 2021;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and September 30, 2021; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 4, 2022