Form 10-Q
period 2022-12-31
WORLD ACCEPTANCE CORP
filed 2023-02-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022
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

The number of outstanding shares of the issuer’s common stock, no par value, as of January 30, 2023 was 6,228,609.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
IRS	U.S. Internal Revenue Service
LIBOR	London Interbank Offered Rate
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due 2026
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
SPV	Special Purpose Vehicle
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Cash and cash equivalents	$20,961,825	$19,236,322
Gross loans receivable	1,553,984,727	1,522,788,860
Less:
Unearned interest, insurance and fees	(431,297,470)	(403,030,844)
Allowance for credit losses	(144,539,543)	(134,242,862)
Loans receivable, net	978,147,714	985,515,154
Income taxes receivable	2,790,043	—
Operating lease right‐of‐use assets, net	83,437,329	85,631,304
Finance lease right‐of‐use assets, net	—	607,512
Property and equipment, net	24,377,670	24,476,231
Deferred income taxes, net	42,385,118	39,801,457
Other assets, net	41,104,168	35,901,704
Goodwill	7,370,791	7,370,791
Intangible assets, net	16,403,420	19,756,114
Total assets	$1,216,978,078	$1,218,296,589

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$426,490,205	$396,972,746
Senior unsecured notes payable, net	296,050,414	295,393,991
Income taxes payable	—	7,384,169
Operating lease liability	86,010,194	87,399,049
Finance lease liability	—	80,067
Accounts payable and accrued expenses	48,801,124	58,042,139
Total liabilities	857,351,937	845,272,161

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,228,609 and 6,348,314 shares at December 31, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	286,232,769	280,907,085
Retained earnings	73,393,372	92,117,343
Total shareholders' equity	359,626,141	373,024,428

Total liabilities and shareholders' equity	$1,216,978,078	$1,218,296,589

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenues:
Interest and fee income	$126,201,028	$128,147,374	$386,867,966	$355,435,289
Insurance and other income, net	20,295,432	20,424,437	68,449,330	60,622,784
Total revenues	146,496,460	148,571,811	455,317,296	416,058,073

Expenses:
Provision for credit losses	59,608,655	56,458,533	214,051,068	128,767,870
General and administrative expenses:
Personnel	40,700,713	44,383,906	131,173,726	136,361,580
Occupancy and equipment	12,932,456	12,613,622	39,658,067	39,155,558
Advertising	1,323,671	6,847,777	4,541,863	15,902,321
Amortization of intangible assets	1,114,540	1,275,784	3,352,694	3,736,113
Other	10,367,857	9,108,390	31,749,024	27,413,963
Total general and administrative expenses	66,439,237	74,229,479	210,475,374	222,569,535

Interest expense	14,070,458	10,166,125	38,277,223	22,380,850
Total expenses	140,118,350	140,854,137	462,803,665	373,718,255

Income (loss) before income taxes	6,378,110	7,717,674	(7,486,369)	42,339,818

Income tax expense (benefit)	619,136	390,942	(3,076,486)	6,802,166

Net income (loss)	$5,758,974	$7,326,732	$(4,409,883)	$35,537,652

Net income (loss) per common share:
Basic	$1.00	$1.20	$(0.77)	$5.81
Diluted	$0.98	$1.14	$(0.77)	$5.53
Weighted average common shares outstanding:
Basic	5,761,954	6,118,591	5,743,094	6,119,971
Diluted	5,857,490	6,403,788	5,743,094	6,424,067

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2022	6,281,721	$288,947,268	$67,634,398	$356,581,666
Proceeds from exercise of stock options, net of cancellations	1,296	82,825	—	82,825
Common stock repurchases	—	—	—	—
Restricted common stock expense under stock option plan, net of cancellations ($2,543,001)	(54,408)	(3,222,444)	—	(3,222,444)
Stock option expense	—	425,120	—	425,120
Net income	—	—	5,758,974	5,758,974
Balances at December 31, 2022	6,228,609	$286,232,769	$73,393,372	$359,626,141

	Three months ended December 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2021	6,724,140	$272,572,177	$146,435,164	$419,007,341
Proceeds from exercise of stock options	31,981	3,033,142	—	3,033,142
Common stock repurchases	(93,722)	—	(19,347,606)	(19,347,606)
Restricted common stock expense under stock option plan, net of cancellations ($4,922,017)	(25,306)	(1,277,438)	—	(1,277,438)
Stock option expense	—	664,094	—	664,094
Net income	—	—	7,326,732	7,326,732
Balances at December 31, 2021	6,637,093	$274,991,975	$134,414,290	$409,406,265

	Nine months ended December 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options, net of cancellations	5,596	486,372	—	486,372
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Restricted common stock expense under stock option plan, net of cancellations ($2,543,001)	(51,658)	2,969,433	—	2,969,433
Stock option expense	—	1,869,879	—	1,869,879
Net loss	—	—	(4,409,883)	(4,409,883)
Balances at December 31, 2022	6,228,609	$286,232,769	$73,393,372	$359,626,141

	Nine months ended December 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	$149,336,767	$404,927,441
Proceeds from exercise of stock options	143,103	11,715,720	—	11,715,720
Common stock repurchases	(289,158)	—	(50,460,129)	(50,460,129)
Restricted common stock expense under stock option plan, net of cancellations ($5,072,230)	(22,146)	5,168,510	—	5,168,510
Stock option expense	—	2,517,071	—	2,517,071
Net income	—	—	35,537,652	35,537,652
Balances at December 31, 2021	6,637,093	$274,991,975	$134,414,290	$409,406,265

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$(4,409,883)	$35,537,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on assets held for sale	—	38,633
Amortization of intangible assets	3,352,694	3,736,113
Amortization of historic tax credits	4,570,599	2,950,970
Accrued unearned interest	(2,253,757)	(15,537,322)
Amortization of deferred loan cost	12,187,196	11,892,564
Amortization of debt issuance costs	1,170,040	698,667
Provision for credit losses	214,051,068	128,767,870
Depreciation	4,648,277	4,721,570
Amortization of finance leases	204,552	305,718
Gain on asset acquisition, net of income tax	(3,708,344)	—
Loss on sale of property and equipment	21,261	368,589
Deferred income tax benefit	(3,665,493)	(9,815,411)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	7,382,313	12,757,811
Change in accounts:
Other assets, net	(8,261,768)	(9,058,328)
Income taxes payable/ receivable	(10,174,212)	(9,984,485)
Accounts payable and accrued expenses	(9,241,015)	10,026,683
Net cash provided by operating activities	205,873,528	167,407,294
Cash flows from investing activities:
Increase in loans receivable, net	(189,511,989)	(421,230,379)
Cash paid for acquisitions, primarily loans	(22,314,902)	(10,857,067)
Purchases of property and equipment	(4,517,809)	(4,480,906)
Proceeds from sale of assets held for sale	—	1,104,895
Proceeds from sale of property and equipment	349,792	186,145
Net cash used in investing activities	(215,994,908)	(435,277,312)
Cash flow from financing activities:
Borrowings from senior notes payable	251,431,701	407,216,540
Payments on senior notes payable	(221,914,242)	(387,050,000)
Issuance of senior unsecured notes payable	—	300,000,000
Debt issuance costs associated with senior unsecured notes payable	(104,656)	(5,119,649)
Debt issuance costs associated with senior notes payable	(1,115,136)	—
Proceeds from exercise of stock options	486,372	11,715,720
Payments for taxes related to net share settlement of equity awards	(2,543,001)	(5,072,230)
Repayment of finance lease	(80,067)	(439,048)
Repurchase of common stock	(14,314,088)	(50,460,130)
Net cash provided by financing activities	11,846,883	270,791,203
Net change in cash and cash equivalents	1,725,503	2,921,185
Cash and cash equivalents at beginning of period	19,236,322	15,746,454
Cash and cash equivalents at end of period	$20,961,825	$18,667,639

Supplemental Disclosures:
Interest paid during the period	$42,834,034	$16,020,205
Income taxes paid during the period	$10,772,869	$26,884,025
Finance lease right-of-use assets, net transferred to property and equipment, net	$402,960	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2022 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2022, and the results of operations and cash flows for the periods ended December 31, 2022 and 2021, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 – ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2020 the Company moved its corporate headquarters from properties it owned outright in Greenville, South Carolina to leased office space in downtown Greenville, South Carolina. Under ASC 360-10, the properties met the criteria for classification as held for sale as of March 31, 2020. During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale. During the second quarter of fiscal 2022, the Company completed the sale of the last held for sale building, and recorded a $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. As of December 31, 2022 and March 31, 2022, there were no assets held for sale.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination fees and costs were $5.6 million and $6.9 million as of December 31, 2022 and March 31, 2022, respectively.

From time to time, the Company may sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing.

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

		December 31, 2022		March 31, 2022
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$20,961,825	$20,961,825	$19,236,322	$19,236,322
Loans receivable, net	3	978,147,714	978,147,714	985,515,154	985,515,154

LIABILITIES
Senior unsecured notes payable	2	300,000,000	169,959,000	300,000,000	264,639,000
Senior notes payable	3	426,490,205	426,490,205	396,972,746	396,972,746

There were no other significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 or March 31, 2022.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2022	March 31, 2022
0 to 5 months	$110,657,069	$198,740,475
6 to 17 months	162,246,317	133,665,566
18 to 35 months	155,283,336	204,940,323
36 to 59 months	259,585,830	208,936,027
60+ months	866,191,770	770,683,149

Tax advance loans	20,405	5,823,320
Total gross loans	$1,553,984,727	$1,522,788,860

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,315,496,157	$62,868,377	$2,458,233	$168,195	$14,977	$9,377	$1,381,015,316
30 - 60 days past due	51,922,222	6,178,714	256,692	56,562	19,357	1,314	58,434,861
61 - 90 days past due	35,259,645	3,682,972	175,892	45,534	1,175	—	39,165,218
91 or more days past due	66,796,641	8,345,331	182,449	17,029	5,211	2,266	75,348,927
Total	$1,469,474,665	$81,075,394	$3,073,266	$287,320	$40,720	$12,957	$1,553,964,322

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$—	$—	$—	$—	$—	$—	$—
30 - 60 days past due	—	—	—	—	—	—	—
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	20,280	125	—	—	—	—	20,405
Total	$20,280	$125	$—	$—	$—	$—	$20,405
Total gross loans							$1,553,984,727

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2022:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,296,198,737	$55,931,922	$2,010,305	$69,180	$4,343	$1,511	$1,354,215,998
30 - 60 days past due	52,162,519	3,578,939	86,368	8,801	—	—	55,836,627
61 - 90 days past due	39,792,091	3,560,584	91,067	3,929	—	—	43,447,671
91 or more days past due	81,321,318	18,003,948	885,526	205,410	36,378	11,446	100,464,026
Total	$1,469,474,665	$81,075,393	$3,073,266	$287,320	$40,721	$12,957	$1,553,964,322

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$—	$—	$—	$—	$—	$—	$—
30 - 60 days past due	—	—	—	—	—	—	—
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	20,280	125	—	—	—	—	20,405
Total	$20,280	$125	$—	$—	$—	$—	$20,405
Total gross loans							$1,553,984,727

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-day delinquencies, FICO scores and average loan size as compared to metrics in the historical migration period. Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment do not have a significant impact on loans outstanding at the end of a particular reporting period. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Additionally, changes to the Company's customer underwriting guidelines are considered to forecast credit losses. If an adjustment is made as a result of the forecast, then the Company has elected to immediately revert back to historical experience past the forecast period.

The following table presents a roll forward of the allowance for credit losses for the three and nine months ended December 31, 2022 and 2021:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Beginning balance	$155,892,100	$114,660,240	$134,242,862	$91,722,288
Provision for credit losses	59,608,655	56,458,533	214,051,068	128,767,870
Charge-offs	(86,382,882)	(42,359,511)	(228,732,404)	(102,226,061)
Recoveries[1]	15,421,670	4,521,934	24,978,017	15,017,099
Net charge-offs	(70,961,212)	(37,837,577)	(203,754,387)	(87,208,962)
Ending Balance	$144,539,543	$133,281,196	$144,539,543	$133,281,196

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$82,998,807	$7,076,046	$5,952,005	$14,630,210	$27,658,261	$110,657,068
6 to 17 months	134,510,770	8,584,660	6,300,110	12,850,778	27,735,548	162,246,318
18 to 35 months	131,660,006	7,375,720	5,497,643	10,749,967	23,623,330	155,283,336
36 to 59 months	233,507,760	9,554,628	6,062,913	10,460,529	26,078,070	259,585,830
60+ months	798,337,974	25,843,806	15,352,549	26,657,441	67,853,796	866,191,770

Tax advance loans	—	—	—	20,405	20,405	20,405
Total gross loans	1,381,015,317	58,434,860	39,165,220	75,369,330	172,969,410	1,553,984,727
Unearned interest, insurance and fees	(383,291,034)	(16,218,182)	(10,870,030)	(20,918,224)	(48,006,436)	(431,297,470)
Total net loans	$997,724,283	$42,216,678	$28,295,190	$54,451,106	$124,962,974	$1,122,687,257

Percentage of period-end gross loans receivable		3.8%	2.5%	4.9%	11.1%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:
1 Recoveries during the three and nine months ended December 31, 2022 include $11.4 million in proceeds related to the sale of charge-offs, for which $8.4 million relates to bulk sales of charge-offs from prior periods and $3 million relates to recurring sales of charge-offs during the three months ended December 31, 2022. This gain on sale is included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$145,168,588	$13,450,365	$14,196,717	$25,924,805	$53,571,887	$198,740,475
6 to 17 months	116,065,794	5,548,699	4,148,743	7,902,330	17,599,772	133,665,566
18 to 35 months	183,697,553	7,220,814	4,903,686	9,118,270	21,242,770	204,940,323
36 to 59 months	193,820,229	5,951,049	3,452,087	5,712,662	15,115,798	208,936,027
60+ months	720,695,865	19,739,361	11,145,251	19,102,672	49,987,284	770,683,149

Tax advance loans	4,744,774	1,062,145	432	15,969	1,078,546	5,823,320
Total gross loans	1,364,192,803	52,972,433	37,846,916	67,776,708	158,596,057	1,522,788,860
Unearned interest, insurance and fees	(361,055,818)	(14,020,016)	(10,016,802)	(17,938,208)	(41,975,027)	(403,030,844)
Total net loans	$1,003,136,985	$38,952,417	$27,830,114	$49,838,500	$116,621,030	$1,119,758,016

Percentage of period-end gross loans receivable		3.5%	2.5%	4.5%	10.4%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at December 31, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$80,387,487	$6,499,221	$6,107,020	$17,663,341	$30,269,582	$110,657,069
6 to 17 months	131,366,771	8,013,659	6,864,901	16,000,987	30,879,547	162,246,318
18 to 35 months	128,007,181	6,759,902	5,969,417	14,546,835	27,276,154	155,283,335
36 to 59 months	229,416,636	9,123,648	6,838,567	14,206,979	30,169,194	259,585,830
60+ months	785,037,923	25,440,198	17,667,766	38,045,883	81,153,847	866,191,770

Tax advance loans	—	—	—	20,405	20,405	20,405
Total gross loans	1,354,215,998	55,836,628	43,447,671	100,484,430	199,768,729	1,553,984,727
Unearned interest, insurance and fees	(375,853,072)	(15,497,061)	(12,058,594)	(27,888,743)	(55,444,398)	(431,297,470)
Total net loans	$978,362,926	$40,339,567	$31,389,077	$72,595,687	$144,324,331	$1,122,687,257

Percentage of period-end gross loans receivable		3.6%	2.8%	6.5%	12.9%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$140,570,461	$14,090,712	$15,380,836	$28,698,466	$58,170,014	$198,740,475
6 to 17 months	112,465,841	6,032,347	4,922,939	10,244,439	21,199,725	133,665,566
18 to 35 months	177,565,328	8,067,815	6,273,351	13,033,829	27,374,995	204,940,323
36 to 59 months	188,849,569	6,994,891	4,624,136	8,467,431	20,086,458	208,936,027
60+ months	702,984,756	23,645,619	15,443,941	28,608,833	67,698,393	770,683,149

Tax advance loans	4,737,742	1,060,329	—	25,249	1,085,578	5,823,320
Total gross loans	1,327,173,697	59,891,713	46,645,203	89,078,247	195,615,163	1,522,788,860
Unearned interest, insurance and fees	(351,258,109)	(15,851,316)	(12,345,412)	(23,576,007)	(51,772,735)	(403,030,844)
Total net loans	$975,915,588	$44,040,397	$34,299,791	$65,502,240	$143,842,428	$1,119,758,016

Percentage of period-end gross loans receivable		3.9%	3.1%	5.8%	12.8%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended December 31, 2022 and December 31, 2021, the Company reversed a total of $9.4 million and $9.7 million, respectively, of unpaid accrued interest against interest income. During the nine months ended December 31, 2022 and December 31, 2021, the Company reversed a total of $29.9 million and $20.3 million, respectively, of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as year-to-date interest income recognized on nonaccrual loans for the three and nine months ended December 31, 2022 and 2021:

	Nonaccrual Loans Receivable
Customer Tenure	As of December 31, 2022	As of March 31, 2022	Interest Income Recognized for the three months ended December 31, 2022	Interest Income Recognized for the three months ended December 31, 2021	Interest Income Recognized for the nine months ended December 31, 2022	Interest Income Recognized for the nine months ended December 31, 2021
0 to 5 months	$24,968,705	$45,227,510	$480,947	$293,649	$1,522,535	$858,871
6 to 17 months	23,995,420	15,879,250	450,877	325,759	1,216,091	1,151,316
18 to 35 months	21,946,855	20,745,106	544,689	504,974	1,741,780	1,414,201
36 to 59 months	22,662,926	14,232,388	555,085	325,291	1,575,766	978,378
60+ months	60,891,846	47,565,819	1,711,201	1,193,860	5,006,238	3,782,122

Tax advance loans	144,466	25,249	—	—	—	—
Unearned interest, insurance and fees	(42,910,972)	(38,026,011)	—	—	—	—
Total	$111,699,246	$105,649,311	$3,742,799	$2,643,533	$11,062,410	$8,184,888

As of December 31, 2022 and March 31, 2022, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable with no related allowance for credit losses.

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

The Company's finance leases consist of IT equipment which have a three year lease term and do not contain an option to extend the lease term, but do contain an option to purchase the IT equipment at the expiration of the lease term. During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets have amortized over the useful life of the asset, rather than over the lease term.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2022 and 2021:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Lease Cost
Finance lease cost	$—	$105,639	$205,975	$323,880
Amortization of right-of-use assets	—	101,906	204,552	305,718
Interest on lease liabilities	—	3,733	1,423	18,162
Operating lease cost	$6,746,965	$6,723,789	$21,013,997	$20,421,780
Variable lease cost	$920,991	$904,015	$2,772,620	$2,690,848
Total lease cost	$7,667,956	$7,733,443	$23,992,592	$23,436,508

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2022 and 2021:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,550,184	$6,825,474	$19,998,398	$20,796,373
Operating cash flows from finance leases	—	3,733	1,423	18,162
Operating cash flows from operating leases	6,550,184	6,684,414	19,916,908	20,339,163
Financing cash flows from finance leases	—	137,327	80,067	439,048
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,447,091	$2,763,875	$13,912,470	$11,840,569
Weighted-average remaining lease term — finance leases	—	0.5 years	—	0.5 years
Weighted average remaining lease term — operating leases	7.1 years	7.1 years	7.1 years	7.1 years
Weighted-average discount rate — finance leases	—%	6.1%	—%	6.1%
Weighted-average discount rate — operating leases	6.1%	6.1%	6.1%	6.1%

The aggregate annual lease obligations as of December 31, 2022, are as follows:

Operating

Remainder of 2023	$6,357,453
2024	22,784,456
2025	18,108,324
2026	14,629,113
2027	10,545,420
Thereafter	35,219,893
Total undiscounted lease liability	$107,644,659
Imputed interest	21,634,465
Total discounted lease liability	$86,010,194

The Company had no finance lease obligations at December 31, 2022. The Company had no leases with related parties at December 31, 2022 or March 31, 2022.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Basic:
Weighted average common shares outstanding (denominator)	5,761,954	6,118,591	5,743,094	6,119,971

Diluted:
Weighted average common shares outstanding	5,761,954	6,118,591	5,743,094	6,119,971
Dilutive potential common shares[2]	95,536	285,197	—	304,096
Weighted average diluted shares outstanding (denominator)	5,857,490	6,403,788	5,743,094	6,424,067

Options to purchase 332,275 and 376,307 shares of common stock at various prices were outstanding during the three months ended December 31, 2022 and 2021 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 338,154 and 431,858 shares of common stock at various prices were outstanding during the nine months ended December 31, 2022 and 2021 respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the nine months ended December 31, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2022, there were a total of 144,629 shares of common stock remaining available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders’ by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares will vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period and subject to each respective employee’s continued employment at the Company through the last day of the Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2022 and 2021 was $44.23 and $101.73, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2022 and 2021 was $53.51 and $97.65, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021

Dividend Yield	—%	—%	—%	—%
Expected Volatility	57.46%	55.71%	57.09%	58.11%
Average risk-free rate	3.91%	1.22%	3.59%	0.92%
Expected Life	5.8 years	6.0 years	5.8 years	6.1 years

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

Option activity for the nine months ended December 31, 2022 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	348,743		$104.38
Granted during period	15,090		96.15
Exercised during period	(6,550)		84.67
Forfeited during period	(20,636)		119.94
Expired during period	(12,372)		77.78
Options outstanding, end of period	324,275	[3]	$104.42	5.9 years	$262,799
Options exercisable, end of period	122,853		$100.21	5.0 years	$233,927

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of December 31, 2022. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2022 and 2021 was as follows:
3 Of the 324,275 options outstanding, 88,248 are not yet exercisable based solely on fulfilling a service condition and another 113,174 are not yet exercisable based solely on fulfilling the performance condition described further above.

	December 31, 2022	December 31, 2021

Three months ended	$51,106	$4,529,120
Nine months ended	$481,572	$16,070,389

As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $3.6 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock

During the nine months of fiscal 2023, the Company granted 2,750 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $138.76 per share.

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $188.38 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation benefit of $0.7 million and compensation expense of $3.6 million for the three months ended December 31, 2022 and 2021, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company recognized compensation expense of $5.5 million and $10.2 million for the nine months ended December 31, 2022 and 2021, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2022, there was approximately $5.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.6 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2022, and changes during the nine months ended December 31, 2022, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2022	552,502	$102.51
Granted during the period	2,750	138.76
Vested during the period	(65,518)	104.13
Forfeited during the period	(29,620)	112.70
Outstanding at December 31, 2022	460,114	$101.84

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income (loss) during the three and nine month periods ended December 31, 2022 and 2021 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$425,120	$664,094	$1,869,879	$2,517,071
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations[4]	(679,443)	3,644,579	5,512,434	10,240,740
Total stock-based compensation related to equity classified awards	$(254,323)	$4,308,673	$7,382,313	$12,757,811

NOTE 9 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2022 and 2021.

	Nine months ended December 31,
	2022	2021
Acquisitions:
Number of loan portfolios acquired through asset purchases	43	50
Total acquisitions	43	50

Purchase price	$22,314,902	$10,859,984

Tangible assets:
Loans receivable, net	27,105,078	9,631,112

Purchase price amount over (below) carrying value of net tangible assets[5]	$(4,790,176)	$1,228,872

Customer lists	$—	$952,872
Non-compete agreements	$—	$276,000

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

4 The $(679,443) for the three months ended December 31, 2022 represents $2.8 million in forfeiture credit, offset by $2.1 million in current period expense.
5 As a result of the asset purchases during the first and second quarters of fiscal 2023, the Company recorded a $4.8 million gain, net of $1.1 million income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transactions resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

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

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At December 31, 2022, the Company had a $685.0 million senior revolving credit facility. The revolving credit facility was amended in connection with the Company’s Notes offering (described below) on September 27, 2021 to permit the issuance of the Notes described below and increase the amount of permitted borrowings under the accordion feature from $685.0 million to $785.0 million. On November 23, 2022, the revolving credit agreement was amended (the "Ninth Amendment") to, among other things, (1) change the required ratio for net income available for fixed charges to fixed charges to 1.25 to 1.0 for the fiscal quarter ending December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.75 to 1.0 for each fiscal quarter thereafter, where the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity; (2) change the ratio of total debt to consolidated adjusted net worth to 2.5 to 1.0 for the fiscal quarter ending December 31, 2022, 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, 2.25 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.5 to 1.0 for each fiscal quarter thereafter; (3) require a collateral performance indicator of less than or equal to 28% for the calendar months ending October 31, 2022 through June 30, 2023 and 26% thereafter; and (4) decrease the advance rate to as low as 62% from 74% for the calendar months ending October 31, 2022 through June 30, 2023.

At December 31, 2022, $426.5 million was outstanding under the Company's credit facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2022. The letter of credit expired on December 31, 2021; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.9 million and $1.0 million for the nine months ended December 31, 2022 and 2021, respectively.

For the nine months ended December 31, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.8% annualized and 5.5%, respectively, and the unused amount available under the revolving credit facility at December 31, 2022 was $258.2 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth as further discussed below; (iii) a maximum collateral performance indicator as further discussed below; and (iv) a minimum fixed charges coverage ratio as further discussed below.

As discussed above, on November 23, 2022, the Company entered into the Ninth Amendment to, among other things, (1) change the required ratio for net income available for fixed charges to fixed charges to 1.25 to 1.0 for the fiscal quarter ending December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.75 to 1.0 for each fiscal quarter thereafter, where the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity; (2) change the ratio of total debt to consolidated adjusted net worth to 2.5 to 1.0 for the fiscal quarter ending December 31, 2022, 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, 2.25 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.5 to 1.0 for each fiscal quarter thereafter; (3) require a collateral performance indicator of less than or equal to 28% for the calendar months ending October 31, 2022 through June 30, 2023 and 26% thereafter; and (4) decrease the advance rate to as low as 62% from 74% for the calendar months ending October 31, 2022 through June 30, 2023.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at December 31, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of December 31, 2022 are as follows:

Remainder of 2023	$—
2024	—
2025	426,490,205
2026	—
2027	300,000,000
Total future debt payments	$726,490,205

NOTE 11 – INCOME TAXES

As of December 31, 2022 and March 31, 2022, the Company had $1.1 million and $2.2 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $0.8 million and $2.0 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2022, approximately $0.5 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, the Company had approximately $271.5 thousand accrued for gross interest and reversed $284.0 thousand during the nine months ended December 31, 2022.

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

The Company’s effective income tax rate totaled 9.7% for the quarter ended December 31, 2022 compared to 5.1% for the prior year quarter. The increase is primarily due to the permanent benefit related to non-qualified stock option exercises and vesting of restricted stock as discrete items in the prior year quarter. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

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

Results of Operations

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross loans receivable	$1,553,985	$1,606,111	$1,553,985	$1,606,111
Average gross loans receivable (1)	1,562,199	1,493,234	1,585,306	1,319,026
Net loans receivable (2)	1,122,687	1,172,679	1,122,687	1,172,679
Average net loans receivable (3)	1,131,636	1,094,014	1,153,443	970,992

Expenses as a percentage of total revenue:
Provision for credit losses	40.7%	38.0%	47.0%	30.9%
General and administrative	45.4%	50.0%	46.2%	53.5%
Interest expense	9.6%	6.8%	8.4%	5.4%
Operating income as a % of total revenue (4)	14.0%	12.0%	6.8%	15.6%

Loan volume (5)	787,775	976,118	2,476,631	2,531,815

Net charge-offs as percent of average net loans receivable on an annualized basis	25.1%	13.8%	23.6%	12.0%

Return on average assets (trailing 12 months)	1.1%	7.4%	1.1%	7.4%

Return on average equity (trailing 12 months)	3.8%	20.1%	3.8%	20.1%

Branches opened or acquired (merged or closed), net	(20)	—	(83)	(3)

Branches open (at period end)	1,084	1,202	1,084	1,202
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

Comparison of three months ended December 31, 2022 versus three months ended December 31, 2021

Gross loans outstanding increased to $1.55 billion as of December 31, 2022, a 3.2% decrease from the $1.61 billion of gross loans outstanding as of December 31, 2021. During the three months ended December 31, 2022 our unique borrowers decreased by 4.9% compared to an increase of 7.7% during the three months ended December 31, 2021.

Net income for the three months ended December 31, 2022 decreased to net income of $5.8 million, a 21.4% decrease from a net income of $7.3 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $2.6 million, or 14.3%, compared to the same period of the prior fiscal year.

Revenues for the three months ended December 31, 2022 decreased by $2.1 million, or 1.4%, to $146.5 million from $148.6 million for the same period of the prior year. The decrease was primarily due to a 4.8% decrease in average gross earning loans (total gross loans less gross loans 60 days or more contractually past due and tax advances).

Interest and fee income for the three months ended December 31, 2022 decreased by $1.9 million, or 1.5%, from the same period of the prior year due to a decrease in loans outstanding. The decrease was primarily due to a 4.8% decrease in average gross earning loans (total gross loans less gross loans 60 days or more contractually past due and tax advances).

Insurance and other income for the three months ended December 31, 2022 decreased by $0.1 million, or 0.6%, from the same period of the prior year. Insurance income increased by approximately $2.8 million, or 19.5%, during the three months ended December 31, 2022 when compared to the three months ended December 31, 2021. Insurance income increased due to a shift to larger loans over the twelve months ending December 31, 2022. The sale of insurance products are limited to large loans in several of our states. The large loan portfolio increased from 49.5% of the overall portfolio as of December 31, 2021 to 56.4% as of December 31, 2022. Other income decreased by $2.9 million. Other income decreased due to a decrease in sales of our motor club product as a result of lower originations during the quarter.

The provision for credit losses increased $3.1 million, or 5.6%, to $59.6 million from $56.5 million when comparing the third quarter of fiscal 2023 to the third quarter of fiscal 2022. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2023	FY 2022	Difference	Reconciliation
Beginning Allowance - September 30	$155.9	$114.7	$41.2
Change due to Growth	$(4.3)	$17.4	$(21.7)	$(21.7)
Change due to Expected Loss Rate on Performing Loans	$(7.5)	$(10.9)	$3.4	$3.4
Change due to 90 day past due	$0.4	$12.2	$(11.8)	$(11.8)
Ending Allowance - December 31	$144.5	$133.4	$11.1	$(30.1)
Net Charge-offs	$71.0	$37.8	$33.2	$33.2
Provision	$59.6	$56.5	$3.1	$3.1
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).

The provision benefited from a decrease in the portfolio and changes in expected loss rates on our performing loans. The three most important factors impacting the expected loss rates on performing loans are recent actual loss performance, changes in Customer Tenure mix, and a seasonality factor. The table below includes the seasonality factor for each quarter end.

Quarter End	Seasonality Factor
March 31	0.943738
June 30	1.080301
September 30	1.047518
December 31	0.938281

Expected loss rates by Customer Tenure bucket also increased due to actual loss rates increasing as credit normalizes. Actual loss rates increased at substantially lower rates in the third quarter compared to the first and second quarter. This was offset by a decreasing seasonality factor and by a shift in portfolio mix to more tenured customers.

Net charge-offs for the quarter increased 33.2 million, from $37.8 million in the third quarter of fiscal 2022 to $71.0 million in the third quarter of fiscal 2023. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased from 13.8% in the third quarter of fiscal 2022 to 25.1% in the third quarter of fiscal 2023. Net charge-offs during the period include $11.4 million in proceeds related to the sale of charge-offs, for which $8.4 million relates to bulk sales of charge-offs from prior periods and $3 million relates to recurring sales of charge-offs during the three months ended December 31, 2022.

The Company's allowance for credit losses as a percentage of net loans was 12.9% at December 31, 2022 compared to 11.4% at December 31, 2021. Accounts that were 61 days or more past due on a recency basis were 7.4% of the portfolio at December 31, 2022 and 6.4% of the portfolio at December 31, 2021. Accounts that were 61 days or more past due on a contractual basis were 9.3% of the portfolio at December 31, 2022 compared to 7.8% of the portfolio at December 31, 2021.

G&A expenses for the three months ended December 31, 2022 decreased by $7.8 million, or 10.5%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 50.0% during the three months ended December 31, 2021 to 45.4% during the three months ended December 31, 2022. G&A expenses per average open branch decreased by 1.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $40.7 million for the three months ended December 31, 2022, a $3.7 million, or 8.3%, decrease over the three months ended December 31, 2021. Benefit expense decreased approximately $0.1 million, or 1.7%, when comparing the quarterly periods ended December 31, 2022 and 2021. Incentive expense decreased $6.9 million, or 62.8%. This was offset by a $2.2 million, or 7.5%, increase in salary expense when comparing the two quarterly periods ended December 31, 2022 and 2021. The decrease in incentives expense is mostly due to a $3.1 million decrease in share based compensation related to forfeiture of shares during the third quarter of fiscal 2023. Additionally, on July 1, 2022, we increased base wages for our Financial Service Representatives to a minimum of approximately $15 an hour and eliminated the monthly bonus for the same position. The increase in salary expense is mostly due to the increased based wages for our Financial Service Representatives as mentioned above and our headcount as of December 31, 2022, increased 0.8% compared to December 30, 2021.

Occupancy and equipment expense totaled $12.9 million for the three months ended December 31, 2022, a $0.3 million, or 2.5%, increase over the three months ended December 31, 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The current year includes $0.4 million in expense related to the merger of branches during the quarter. For the three months ended December 31, 2022, the average open branches decreased 9.1% compared to the three months ended December 31, 2021.

Advertising expense decreased $5.5 million, or 80.7%, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to decreased spending on new customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended December 31, 2022, a $161.2 thousand, or 12.6%, decrease over the three months ended December 31, 2021.

Other expense totaled $10.4 million for the three months ended December 31, 2022, a $1.3 million, or 13.8%, increase over the three months ended December 31, 2021.
Interest expense for the three months ended December 31, 2022 increased by $3.9 million, or 38.4%, from the corresponding three months of the previous year. The increase in interest expense was due to a 14.6% increase in the average debt outstanding, from $640.8 million to $734.3 million, and a 21.4% increase in the effective interest rate from 6.3% to 7.6%. The Company’s senior debt-to-equity ratio increased from 1.8:1 at December 31, 2021 to 2.0:1 at December 31, 2022.

Other key return ratios for the three months ended December 31, 2022 included a 1.1% return on average assets and a return on average equity of 3.8% (both on a trailing 12-month basis), as compared to a 7.4% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis) for the three months ended December 31, 2021.

The Company’s effective income tax rate increased to 9.7% for the three months ended December 31, 2022 compared to 5.1% for the corresponding period of the previous year. The increase is primarily due to the permanent benefit related to non-qualified stock option exercises and vesting of restricted stock as discrete items in the prior year quarter. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional Federal Historic Tax Credits when compared to the prior year quarter.

Comparison of nine months ended December 31, 2022 versus nine months ended December 31, 2021

Gross loans outstanding increased to $1.55 billion as of December 31, 2022, a 3.2% decrease from the $1.61 billion of gross loans outstanding as of December 31, 2021. During the nine months ended December 31, 2022 our number of unique borrowers in the portfolio decreased by 13.7% compared to an increase of 4.4% during the nine months ended December 31, 2021.

Net income (loss) for the nine months ended December 31, 2022 decreased to a net loss of $4.4 million, a 112.4% decrease from a net income of $35.5 million reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $33.9 million, or 52.4%.

Revenues increased by $39.3 million, or 9.4%, to $455.3 million during the nine months ended December 31, 2022 from $416.1 million for the same period of the prior year. The increase was primarily due to an increase in average net loans outstanding.

Interest and fee income for the nine months ended December 31, 2022 increased by $31.4 million, or 8.8%, from the same period of the prior year. Interest and fee income was impacted by a shift to larger, lower interest rate loans. Average net loans outstanding increased by 18.8% for the nine months ended December 31, 2022 compared to the nine-month period ended December 31, 2021.

Insurance and other income for the nine months ended December 31, 2022 increased by $7.8 million, or 12.9%, from the same period of the prior year. Insurance income increased by approximately $10.5 million, or 25.7%, during the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021. Insurance income benefited from the shift to larger loans mentioned above. Other income decreased by $2.6 million due to a decreases in the sale of our motor club product and tax preparation business revenue, offset by a $3.7 million bargain purchase gain during the nine months ended December 31, 2022.

G&A expenses for the nine months ended December 31, 2022 decreased by $12.1 million, or 5.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 53.5% during the first nine months of fiscal 2022 to 46.2% during the first nine months of fiscal 2023. G&A expenses per average open branch increased by 1.1% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $131.2 million for the nine months ended December 31, 2022, a $5.2 million, or 3.8%, decrease over the nine months ended December 31, 2021. Salary expense increased approximately $7.1 million, or 8.2%, when comparing the two nine month periods ended December 31, 2022 and 2021. Our headcount as of December 31, 2022, increased 0.8% compared to December 31, 2021. Benefit expense decreased approximately $1.2 million, or 4.7%, when comparing the nine month periods ended December 31, 2022 and 2021. Incentive expense decreased $12.6 million, or 36.8% mostly due to a decrease in share based compensation related to forfeiture of shares and a reduction in branch level bonuses.

Occupancy and equipment expense totaled $39.7 million for the nine months ended December 31, 2022, a $0.5 million, or 1.3%, increase over the nine months ended December 31, 2021. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2022, the average occupancy and equipment expense per branch increased to $35.2 thousand, up from $32.5 thousand for the nine months ended December 31, 2021. The prior year includes $0.4 million more in write down of signage as a result of rebranding our offices when comparing the two nine-month periods. The current year includes $1.5 million in expense related to the merger of branches during the nine months ended December 31, 2022.

Advertising expense totaled $4.5 million for the nine months ended December 31, 2022, a $11.4 million, or 71.4%, decrease over the nine months ended December 31, 2021. The decrease is due to decreased spending on new customer acquisition programs during the period.

Amortization of intangible assets totaled $3.4 million for the nine months ended December 31, 2022, a $383.4 thousand, or 10.3%, decrease over the nine months ended December 31, 2021.

Other expense totaled $31.7 million for the nine months ended December 31, 2022, a $4.3 million, or 15.8%, increase over the nine months ended December 31, 2021.
Interest expense for the nine months ended December 31, 2022 increased by $15.9 million, or 71.0%, from the corresponding nine months of the previous year. The increase in interest expense was due to a 41.0% increase in the average debt outstanding, from $530.0 million to $747.4 million, offset by a 23.1% increase in the effective interest rate from 5.5% to 6.8%.

Other key return ratios for the first nine months of fiscal 2023 included a 1.1% return on average assets and a return on average equity of 3.8% (both on a trailing 12-month basis), as compared to a 7.4% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis) for the first nine months of fiscal 2022.

The Company’s effective income tax rate increased to 41.1% for the nine months ended December 31, 2022 compared to 16.1% for the corresponding period of the previous year. The increase is primarily due to the permanent benefit related to non-qualified stock option exercises and vesting of restricted stock as discrete items in the prior year. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional Federal Historic Tax Credits when compared to the prior year.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”), however the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). However, on October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals held in Cmty. Fin.l Servs. Ass’n of Am., Ltd. v. Consumer Fin. Prot. Bureau, that the CFPB’s funding structure violated the U.S. Constitution’s Appropriations Clause, which requires that all expenditures of federal funds be approved by Congress. On this ground, it vacated the Rule. The decision will be binding in the Fifth Circuit’s jurisdiction, covering Louisiana, Texas and Mississippi, and persuasive in other circuits until there’s a competing case to contradict it. The CFPB has filed a certiorari petition asking the U.S. Supreme Court to review the Fifth Circuit’s panel decision and hear arguments in April 2023. Implementation of the Rule’s payment requirements is uncertain, but if it were to take effect it could require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

In its Fall 2015 rulemaking agenda, the CFPB stated that it expected to conduct a rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. However, this initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking, and its Fall 2022 rulemaking agenda showed no planned activity in this area. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2021 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2022 was $205.9 million.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of December 31, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $16.4 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At December 31, 2022, the aggregate commitments under the revolving credit facility were $685.0 million. The $300.0 thousand letter of credit outstanding under the subfacility expired on December 31, 2021; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 62% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the nine months ended December 31, 2022 and fiscal year ended March 31, 2022, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.8% annualized and 5.5%, respectively, and the unused amount available under the revolving credit facility at December 31, 2022 was $258.2 million. Borrowings under the revolving credit facility mature on June 7, 2024.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on the amount incurred that are imposed by the financial covenants under the agreement. The agreement also contains financial covenants, including (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth as further discussed below; (iii) a maximum collateral performance indicator as further discussed below; and (iv) a minimum fixed charges coverage ratio as further discussed below.

As further discussed in Note 10 to the Consolidated Financial Statements, on November 23, 2022, the Company entered into the Ninth Amendment to, among other things, (1) change the required ratio for net income available for fixed charges to fixed charges to 1.25 to 1.0 for the fiscal quarter ending December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.75 to 1.0 for each fiscal quarter thereafter, where the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity; (2) change the ratio of total debt to consolidated adjusted net worth to 2.5 to 1.0 for the fiscal quarter ending December 31, 2022, 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, 2.25 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.5 to 1.0 for each fiscal quarter thereafter; (3) require a collateral performance indicator of less than or equal to 28% for the calendar months ending October 31, 2022 through June 30, 2023 and 26% thereafter; and (4) decrease the advance rate to as low as 62% from 74% for the calendar months ending October 31, 2022 through June 30, 2023.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at December 31, 2022 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2022, subject to further approval from our Board of Directors, we could repurchase approximately $16.4 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of December 31, 2022, the Company's debt outstanding was $722.5 million, net of $3.9 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $359.6 million resulting in a debt-to-equity ratio of 2.0:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $426.5 million at December 31, 2022. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus .10% and an applicable margin of 3.5%. Based on the outstanding balance at December 31, 2022, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.3 million on an annual basis.

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

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2022 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 through October 31, 2022	—	$—	—	$1,123,544
November 1 through November 30, 2022	—	—	—	1,123,544
December 1 through December 30, 2022	—	—	—	1,123,544
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
3.03	Ninth Amendment to Amended and Restated Revolving Credit Facility dated November 23, 2022		8-K	10.1	11-23-22
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2022, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and December 31, 2021;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2022 and December 31, 2021;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and December 31, 2021; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 3, 2023