Form 10-K
period 2023-03-31
WORLD ACCEPTANCE CORP
filed 2023-06-01
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2022, computed by reference to the closing sale price on such date, was $388,692,894. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 26, 2023, 6,235,007 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2023 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including Consolidated Financial Statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
Notes	$300 million in aggregate principal amount of 7.0% senior unsecured notes due 2026
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
Performance Shares	Service- and performance-based restricted stock awards
Restricted Stock	Service-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
ROU	Right-of-use
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code

3

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2023. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2024” are to the Company’s fiscal year ending March 31, 2024; all references in this report to "fiscal 2023" are to the Company's fiscal year ended March 31, 2023; all references to “fiscal 2022” are to the Company’s fiscal year ended March 31, 2022; all references to “fiscal 2021” are to the Company’s fiscal year ended March 31, 2021; all references to "fiscal 2020" are to the Company's fiscal year ended March 31, 2020; all references to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018 and all references to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015.

PART I.

Item 1.	Description of Business

General. The Company, which has continuously operated since July 1962, is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers traditional installment loans generally between $500 and $6,000, with the average loan origination being $2,359 in fiscal 2023. The Company operates 1,073 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2023. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

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

Branch Expansion and Consolidation. As of March 31, 2023, the Company had 1,073 branches in 16 states, with over 100 branches located in Texas and Georgia. During fiscal 2023, the Company opened 2 new branches and merged 96 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2024, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans. We primarily offer pre-computed and interest bearing consumer installment loans with interest and fee income from such loans accounting for 82.4%, 83.0%, and 85.4% of our total revenues in fiscal years 2023, 2022, and 2021, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 7 to 27 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2023:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$500	$2,450	5	31
Large loans	$2,500	$33,450	10	60
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2021, we no longer offered loans with annual percentage rates, including interest, fees and other charges as calculated in accordance with the Federal Truth in Lending Act, above 100%. The average annual percentage rate of our portfolio was 45.8% as of March 31, 2023.

As of March 31, 2023, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

Low	High	Amount		Percentage of total gross loans receivable
—%	36%	$680,805,765		48.9
37%	50%	316,345,789		22.8
51%	60%	121,292,968		8.7
61%	70%	57,976,907		4.2
71%	80%	19,808,244		1.4
81%	90%	91,386,549		6.6
91%	100%	102,377,024		7.4
101%	120%	9,556	[1]	—
121%	>121%	12,766	[2]	—
		$1,390,015,568		100

1 Gross loans receivable with an APR between 101% and 120% are a result of acquired loans receivable, and not loans originated by the Company.
2 Gross loans receivable with an APR of 121% or greater are a result of acquired loans receivable, and not loans originated by the Company.

Insurance Related Operations. The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. The Company offers credit insurance for all loans originated in Alabama, Idaho, Indiana, Kentucky, New Mexico, Oklahoma, South Carolina, Tennessee, Texas and Utah, and on a more limited basis in Georgia, Louisiana, Mississippi, and Missouri. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2023, the captive insurance subsidiary reinsured approximately 11.1% of the credit insurance sold by the Company and contributed approximately $3.1 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2023:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Accidental Death & Dismemberment	Non-file	Automobile Club Membership
Alabama (1)	X	X	X	X			X
Georgia	X	X	X		X	X	X
Idaho	X	X	X	X			X
Illinois
Indiana	X	X	X	X	X	X	X
Kentucky	X	X	X	X		X	X
Louisiana	X	X	X		X	X	X
Mississippi	X	X	X				X
Missouri	X	X		X			X
New Mexico
Oklahoma (1)	X	X	X	X			X
South Carolina	X	X	X	X		X	X
Tennessee (1)	X	X	X	X			X
Texas (1)	X	X	X	X			X
Utah	X	X	X	X	X		X
Wisconsin							X
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

Tax Preparation Services and Advances. The Company also offers income tax return preparation and electronic filing services. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 75,000, 81,000 and 77,000 returns in fiscal years 2023, 2022, and 2021, respectively. Net revenue generated by the Company from this program during fiscal 2023, 2022, and 2021 amounted to approximately $24.0 million, $24.5 million, and $20.6 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2023:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	$500	$5,000	8	8

Loan Receivables. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2014 through 2023:

	At March 31,
State	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Alabama	6%	7%	6%	5%	5%	5%	4%	6%	5%	4%
Georgia	13	13	13	13	13	14	15	13	13	13
Idaho (1)	1	1	1	1	1	—	—	—	—	—
Illinois	10	10	8	8	7	7	7	7	7	8
Indiana	2	3	2	2	2	2	2	1	1	1
Kentucky	6	6	7	8	8	9	10	10	10	9
Louisiana	4	3	3	3	3	2	2	2	2	2
Mississippi (2)	2	2	2	1	1	1	1	—	—	—
Missouri	7	7	8	8	7	7	7	8	8	7
New Mexico	4	2	2	2	2	2	2	2	2	2
Oklahoma	6	6	6	6	7	7	7	8	8	7
South Carolina	8	8	10	10	9	10	11	10	11	12
Tennessee	9	10	11	11	12	13	13	13	13	13
Texas	20	20	19	19	21	19	18	19	19	21
Utah (3)	1	1	1	1	—	—	—	—	—	—
Wisconsin	1	1	1	2	2	2	1	1	1	1
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Mississippi in September 2013.
(3) The Company commenced operations in Utah in October 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2023:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	46,330	$1,889	$87,538
Georgia	82,572	2,182	180,202
Idaho	6,366	1,709	10,877
Illinois	43,232	3,185	137,705
Indiana	19,835	1,723	34,176
Kentucky	42,577	2,096	89,235
Louisiana	29,886	1,752	52,368
Mississippi	21,252	1,348	28,650
Missouri	32,402	2,992	96,944
New Mexico	25,979	2,164	56,230
Oklahoma	40,078	2,014	80,718
South Carolina	50,623	2,141	108,365
Tennessee	60,203	2,050	123,409
Texas	162,921	1,698	276,596
Utah	4,389	2,017	8,854
Wisconsin	9,300	1,952	18,149
Total	677,945	$2,050	$1,390,016

Seasonality. The Company's highest loan demand generally occurs from October to December, its third fiscal quarter. Loan demand is generally lowest and loan repayment highest from January to March, its fourth fiscal quarter. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs. Operating results for the Company's third fiscal quarter are generally lower than in other quarters, and operating results for its fourth fiscal quarter are generally higher than in other quarters.

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

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2023, 2022, and 2021, the percentages of the Company's loan originations that were refinancings of existing loans were 71.4%, 63.9%, and 69.2%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.4%, 1.1%, and 1.5% of the Company’s loan volume in fiscal 2023, 2022, and 2021, respectively.

Approximately 16.9%, 15.0%, and 14.7% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2023, 2022, and 2021, respectively.

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

Staff and Training. Local branches are staffed with a minimum of two employees. The branch manager supervises and administers operations of the branch and is responsible for approving all borrower loan applications and requests for increases in the amount of credit extended. Each branch generally has one or two financial service representatives who take loan applications, process loan applications, apply payments, and assist in the preparation of operational reports, collection efforts, and marketing activities. Larger branches may employ additional financial service representatives.

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

Advertising. The Company actively advertises through direct mail, digital platforms and by email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes significantly to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 1.0%, 3.1%, and 3.3% in fiscal 2023, 2022, and 2021, respectively.

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

We value feedback from our team and participate in an annual engagement survey that resulted in being named by Energage as a Top Workplaces USA winner in 2023, 2022, and 2021.

During fiscal 2023, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2023, we employed 3,075 full and part-time employees across our sixteen-state footprint, approximately 287 of whom were corporate Team Members located in our main corporate office in Greenville, South Carolina and approximately 2,788 of whom were branch-based Team Members located in 16 states throughout the United States. None of our Team Members belong to a union or are party to any collective bargaining or similar agreement.

We strive toward having a powerful and diverse team of Team Members, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people.

As of March 31, 2023, our Team Members had the following gender, race and ethnicity demographics:

Gender - All Team Members
Female	85.94%
Male	13.96%
Undeclared	0.10%

Race/Ethnicity - All Team Members
White	55.76%
Hispanic or Latino	22.27%
Black or African American	16.31%

Other Race/Ethnicity	4.65%
Not provided	1.01%

Total Rewards. We provide a comprehensive suite of benefits designed to help Team Members and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, and flexible spending accounts
•A 401(k) Plan (with an employer matching contribution)
•Company-paid basic life insurance and long-term and short-term disability
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave
•Time off donation program for Team Members experiencing medical emergencies
•Financial assistance program for Team Members impacted by natural disasters

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (42)	President and Chief Executive Officer
•President and Chief Executive Officer since June 2018
•Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018
•Vice President of Analytics from June 2014 to February 2018
•Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014
•Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013

John L. Calmes Jr. (43)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer
•Executive Vice President, Chief Financial and Strategy Officer and Treasurer since October 2018
•Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018
•Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015
•Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013
•Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (50)	Executive Vice President and Chief Branch Operations Officer
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

Luke J. Umstetter (43)	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
•Senior Vice President, Secretary and General Counsel since August 2018
•General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018
•General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (47)	Senior Vice President, Human Resources
•Senior Vice President, Human Resources since October 2018
•Vice President, Human Resources from February 2016 to October 2018
•Divisional Vice President - Human Resources of Family Dollar Corporation, a nationwide variety retail chain, from 2012 to 2016
•Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (48)	Senior Vice President, Information Technology
•Senior Vice President, Information Technology since October 2018
•Vice President of IT Strategic Solutions from April 2016 to October 2018
•Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (46)	Senior Vice President, Accounting	•Senior Vice President of Accounting since October 2018 •Vice President of Accounting-US from June 2013 to October 2018 •Controller-US from June 2011 to June 2013.

Government Regulation

Small-loan consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal and state statutes, ordinances, and regulations. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks related to our extensive regulation.

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

For example, Texas regulation requires the approval of the Texas Consumer Credit Commissioner for the acquisition, directly or indirectly, of more than 10% of the voting or common stock of a consumer finance company. A Louisiana statute prohibits any person from acquiring control of 25% or more of the shares of stock of a licensed consumer lender, such as the Company, without first obtaining a license as a consumer lender. The overall effect of these laws, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of an unregulated company.

All of the Company's branches are licensed under the laws of the state in which the branch is located. Licenses in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which the Company currently operates, licenses may be revoked only after an administrative hearing.

The Company and its operations are regulated by a variety of state agencies in the jurisdictions in which the Company operates, including those related to banking, finance, financial institutions and consumer credit. These state regulatory agencies audit the Company's local branches from time to time, and most state agencies perform an annual compliance audit of the Company's operations in that state.

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

In addition, state authorities regulate and supervise the Company's insurance operations. The extent of such regulation varies by product and by state, but relate primarily to the following: licensing; conduct of business, including marketing and sales practices; periodic financial and market conduct examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on the payment of dividends and other affiliate transactions; types of products offered; approval of policy forms and premium rates; formulas used to calculate any unearned premium refund due to an insured customer; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses, and other purposes; and claims processing.

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

Although these laws and regulations remained substantially unchanged for many years, over the last several years, the laws and regulations directly affecting our lending activities have been under review and are subject to change as a result of various developments and changes in economic conditions, the make-up of the executive and legislative branches of government, and the political and media focus on issues of consumer and borrower protection. See Part I, Item 1A, “Risk Factors".

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

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit and similar services on terms substantially similar to those we currently provide would, if enacted, have a material, adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. See Part I, Item 1A, “Risk Factors” - Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend, or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Available Information. The Company maintains an Internet website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K as well as amendments to these filings via a link to a third-party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov/edgar. Information included on or linked to our website is not incorporated by reference into this annual report.

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

Investors should consider the risk factors described in this annual report, in addition to the other information presented in this annual report and the other reports and registration statements the Company files with or furnishes to the SEC from time to time, in evaluating us, our business, and an investment in our securities. Any of the risk factors described in this annual report, as well as other risks, uncertainties, and possibly inaccurate assumptions underlying our plans and expectations, could result in harm to our business, results of operations and financial condition and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment in our Company. These factors, among others, could also cause actual results to differ materially from those we have experienced in the past or those we may express or imply from time to time in any forward-looking statements we make. Investors are advised that it is impossible to identify or predict all risks, and those risks not currently known to us or those we currently deem immaterial could also affect us in the future. The following risks should not be construed as exclusive and should be read with the other cautionary statements that are in this annual report on Form 10-K. The Company does not undertake any obligation to update forward-looking statements, except as may be required by law, whether as a result of new information, future developments, or otherwise.

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

Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. In response to elevated inflation, the Federal Reserve Board has increased interest rates on several occasions since early 2022. The Federal Reserve Board has indicated that it will raise rates further, if deemed necessary, to combat continued inflation growth.

In addition, our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors that affect our borrowing costs. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for additional information regarding our interest rate risk.

We are exposed to credit risk in our lending activities.

Our ability to collect on loans to individuals, our single largest asset group, depends on the ability and willingness of our borrowers to repay such loans. Our customers generally do not qualify for, or have difficulty qualifying for, credit from traditional sources of consumer credit. These traditional sources of consumer credit typically impose more stringent credit requirements than the personal loan products that we provide. As a result, the historical delinquency and default experience on our loans may be higher than those experienced by financial products arising from traditional sources of consumer credit.

Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs) and inflationary pressures, disposable income, interest rates, health crises, natural disasters, acts of war or terrorism, political or social conditions, divorce, death, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additionally, delinquency and default experience on our loans is likely to be more sensitive to changes in the economic climate in the areas in which our borrowers reside. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additionally, increases in the size of the loans we offer and average loan size could increase the chance a borrower does not meet their obligations to us and could further increase our credit risk. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Allowance for Credit Losses.”

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

To estimate the appropriate level of allowance for credit losses, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for credit losses is based on the guidance in ASC 326, and, in part, on our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions, or if we are unable to predict how these conditions may affect our allowance for credit losses, our allowance for credit losses may be inadequate. Our allowance for credit losses is an estimate, and if actual credit losses are materially greater than our allowance for credit losses, our provision for credit losses would increase, which would result in a decline in our future earnings, and thus our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses. Additional information regarding our allowance for credit losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Credit Losses.”

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

We currently operate consumer installment loan branches in sixteen states in the United States. Any adverse legislative or regulatory change in any one of our states or an economic downturn or catastrophic event that disproportionately affects one or more of our states, including in any of our larger states, could have a material adverse effect on our business, prospects, and results of operations or financial condition. See Part I, Item 1, “Description of Business” for information regarding the size of our business in the various states in which we operate.

We may be unable to execute our business strategy due to economic conditions and these economic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Uncertainty and deterioration in general economic conditions in the U.S. historically have created a difficult operating environment for consumer lending. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole. Many factors, including factors that are beyond our control, may impact our financial position, liquidity, and results of operations and depend on management’s ability to execute our business strategy. The U.S. economy is undergoing a period of significant uncertainty. These macro-economic factors include general inflation, unemployment levels, housing markets, commodity prices, energy costs, volatile interest rates, natural disasters, acts of war and terrorism. Additionally, many of our customers are primarily non-prime borrowers, who have historically been more likely to be affected by adverse macro-economic factors than prime borrowers. Currently, due to a number of factors, the global economy is experiencing inflationary pressures not seen in a significant period of time. We cannot predict the timing or the duration of any inflation or downturn in the economy and we are not immune to the effects of general worldwide economic conditions. During an economic downturn or recession, demand for credit products often decreases and credit losses in the financial services industry generally increase. Additionally, during an economic downturn, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities.

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

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

We rely on certain inputs and verifications in the underwriting process to be performed by individual personnel at the branch level or a centralized location. If the training or supervision of our personnel fails to be effective, or if we are unable to attract and retain qualified employees, it is possible that our underwriting criteria would be improperly applied to a greater percentage of such applications. If such improper applications were to increase, delinquency and losses on our loan portfolio could increase and could increase significantly. In addition, we rely on certain third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards.

In addition, in deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely heavily on information provided by customers, counterparties, and other third parties, including credit bureaus and data aggregators, the inaccuracy or incompleteness of which may adversely affect our results of operations. We further rely on representations of customers and counterparties as to the accuracy and completeness of that information. If a significant percentage of our customers were to intentionally or negligently misrepresent any of this information, or provide incomplete information, and our internal processes were to fail to detect such misrepresentations in a timely manner, or any or all of the other components of the underwriting process described above were to fail, it could result in our approval of a loan that, based on our underwriting criteria, we would not have otherwise made. As a result, our results of operations and financial condition could be negatively impacted.

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

If one or more of such events occur, personal, confidential, and other information processed and stored in, and transmitted through our computer systems and networks, or those of third-party vendors, could be compromised or could cause interruptions or malfunctions in our operations that could result in significant losses, loss of confidence and business from customers, customer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation and brand.

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

Our business and reputation may be materially impacted by information system failures or network disruptions. We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure or interruption of these systems, including any failure of our back-up systems, network outages, slow performance, breaches, unauthorized access, misuse, computer viruses, or other failures or disruptions could result in disruption to our business or the loss or theft of confidential information, including customer information. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer confidence or business, subject us to additional regulatory scrutiny or negative publicity, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results. Furthermore, we may not be able to immediately detect any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies may not reimburse us for all of the damages that we might incur as a result of a breach or other information system failure or network disruption.

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

Our branch offices and centralized headquarters have physical and electronic customer records necessary for day-to-day operations that contain extensive confidential information about our customers. We also retain physical records in various storage locations. The loss or theft of customer information and data from our branch offices, headquarters, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain loans receivables, we may not be able to collect on those loans receivables.

Our off-site data center and centralized IT functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our information systems, and administrative and management processes could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of war or terror or similar event, destroyed or severely damaged our infrastructure. Any such catastrophic event or other unexpected disruption of our headquarters' functions or off-site data center could have a material adverse effect on our business, results of operations, and financial condition.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders may have interests which conflict with the interests of our other security holders.

As of March 31, 2023, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 43.8% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Initiating and processing potential acquisitions may be unsuccessful or difficult, leading to losses and increased delinquencies, which could have a material adverse effect on our results of operations.

We have previously acquired, and in the future may acquire, assets or businesses, including large portfolios of loans receivables, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our due diligence efforts of the acquisition prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

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

We may incur a substantial amount of debt in the future. As of March 31, 2023, the Company's debt outstanding was $595.3 million, net of $3.5 million unamortized debt issuance costs related to the unsecured senior notes payable, and a total debt-to-equity ratio of approximately 1.6 to 1. The amount of debt we may incur in the future could have important consequences, including the following:

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2023, we had $318.7 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

The indenture governing our 7.0% senior notes due 2026 (the “Notes”) contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain disqualified stock and preferred stock; (ii) pay dividends or distributions or redeem or purchase capital stock; (iii) prepay subordinated debt or make certain investments; (iv) transfer and sell assets; (v) create or permit to exist liens; (vi) enter into agreements that restrict dividends, loans and other distributions from their subsidiaries; (vii) engage in a merger, consolidation or sell, transfer or otherwise dispose of all or substantially all of their assets; and (viii) engage in transactions with affiliates. However, these covenants are subject to a number of important detailed qualifications and exceptions.

A breach of any of the covenants in our revolving credit agreement would result in an event of default thereunder. Any event of default would permit the creditors to accelerate the related debt, which could also result in the acceleration of any other or future debt containing a cross-acceleration or cross-default provision. In addition, an event of default under our revolving credit agreement would permit the lenders thereunder to terminate all commitments to extend further credit under the revolving credit agreement. Furthermore, if we were unable to repay the amounts due and payable under the revolving credit agreement or any other secured debt we may incur, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity and results of operations would suffer. A breach of our covenants under the Notes would have similar consequences. Additional information regarding our revolving credit facility and Notes is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

Turbulence in the global or domestic capital markets or other macro-economic factors can result in disruptions in the financial sector, including bank failures, and can affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition, and results of operations. There can be no assurance that future disruptions in the financial sector will not occur that could have adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Risks Related to Legal Proceedings and Regulation

Federal legislative or regulatory proposals, initiatives, actions, or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend, or cease part or all of our nationwide operations.

We are subject to numerous federal laws and regulations that affect our lending operations. From time to time, we may become involved in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies. Should we become subject to such an investigation, examination, or proceeding, the matter could result in material adverse consequences to us, including, but not limited to, increased compliance costs, adverse judgments, significant settlements, fines, penalties, injunction, or other actions.

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

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, the Company believes that the implementation of any such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB has notified the Company that it is seeking to establish such supervisory authority over the Company. The Company disagrees that the CFPB has reasonable cause to to supervise the Company, has responded to the CFPB's notice, and is awaiting further response from the CFPB. If the CFPB ultimately determines it has supervisory authority over the Company, then the Company may be subject to, among other things, examination by the CFPB.

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

In 2017, the CFPB issued a final rule (the "Rule") under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday, vehicle title, and similar loans. The final rule originally required lenders originating short-term loans and longer-term balloon payment loans to first make a good-faith reasonable determination that the consumer has the ability to repay the covered loan along with current obligations and expenses (“ability to repay requirements”); however, the ability to repay requirements was rescinded in July 2020. The final rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). Although the Company does not make loans with terms of 45 days or less or obtain access to a customer’s bank account or paycheck for repayment of any of its loans, it does make some vehicle-secured loans with an annual percentage rate within the scope of the final rule. The final rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016. Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Additionally, any further regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations.

In addition to the specific matters described above, other aspects of our business may be the subject of future CFPB rule-making. The enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by regulators, including but not limited to, the CFPB, having jurisdiction or supervisory authority over the Company’s business or discretionary consumer financial transactions, generically, could materially and adversely affect our business, results of operations and prospects. See Part I, Item 1, “Description of Business-Government Regulation” for more information regarding legislation we are subject to and related risks.

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

As discussed elsewhere in this report, the Company’s operations are subject to extensive state and federal laws and regulations, and changes in those laws or regulations or their application could have a material adverse effect on the Company’s business, results of operations, prospects, or ability to continue operations in the jurisdictions affected by these changes. See Part I, Item 1, “Description of Business-Government Regulation” for more information regarding this legislation and related risks.

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
Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, financial condition, and results of operations, including our ability to generate new loans and the manner in which existing loans are serviced and collected.
We may be exposed to liabilities under follow-on litigation from our previous settlement with the SEC and DOJ for our previously disclosed FCPA issue in Mexico, which could have a material adverse effect on our business and liquidity.
On August 6, 2020, the Company announced that it had reached resolution with both the SEC and the DOJ with respect to the FCPA matter in Mexico. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information.

The Company could face additional third-party claims by shareholders and/or other stakeholders of the Company relating to this settlement. Any such litigation may be expensive and would likely consume significant time and attention of the Company’s senior management. We may incur substantial expenses responding to such actions, which may have a material impact on our business.

Our use of third-party vendors and service providers is subject to regulatory review.

The CFPB and other regulators have issued regulatory guidance focusing on the need for financial institutions to perform due diligence and ongoing monitoring of third-party vendor and service provider relationships, which increases the scope of management involvement and decreases the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have a material adverse effect on our business, reputation, financial condition and operating results. Further, federal and state regulators have been scrutinizing the practices of lead aggregators and providers recently. If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.
Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.

There is a risk that our employees or third-party contractors could engage in misconduct that adversely affects our business. Due to the general decentralized nature in which the loan application process occurs, employee misconduct or error in the application or closing process could also result in the origination of loans that do not satisfy our underwriting standards, which could in turn have a material adverse effect on our results of operations and financial condition. Additionally, for example, if an employee or a third-party contractor were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity. Additionally, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our branches have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

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

At March 31, 2023, our total assets contained $7.4 million of goodwill. Under GAAP, goodwill is subject to periodic review and testing to determine if it is impaired. Unfavorable trends in our industry and unfavorable events or disruptions to our operations resulting from adverse legislative or regulatory actions or from other unpredictable causes could result in goodwill impairment charges.

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

The annual turnover as of March 31, 2023 among our branch employees was approximately 47.1%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

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

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. Additionally, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for credit losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry; disruption to the domestic financial services industry, the domestic or global economy, including inflationary pressures, or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

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

In addition, the FASB may propose changes to financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition.

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
In addition, the FASB may propose changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition.

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

Our headquarters is located in approximately 45,000 square feet of leased space in downtown Greenville, South Carolina. This lease expires on January 31, 2030 and includes two five-year renewal options. We also lease approximately 8,000 square feet of space in Greenville, South Carolina which expires in January 31, 2032.

As of March 31, 2023, we had 1,073 branches, most of which are leased and are classified as operating leases. Our branch leases generally provide for an initial three-to-five-year term with renewal options. Our branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of 1,600 square feet. We own all of the furniture, fixtures and computer terminals located in each of its branches.

Item 3.	Legal Proceedings

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation previously disclosed, and summarized below under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” the complaint alleges violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. On April 19, 2023, the Court preliminarily approved a Stipulation and Agreement of Settlement dated March 31, 2023 (the “Stipulation”), by and among: the plaintiff, derivatively on behalf of the Company; (ii) the individual defendants; and (iii) the Company. If approved, the Stipulation will result in a non-material payment by the Company.

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

Holders

As of May 26, 2023, there were 23 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Dividends

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market. In addition, the Company’s revolving credit agreement and indenture governing the Notes contain certain restrictions on the payment of cash dividends on its capital stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In the future, the Company’s Board of Directors may determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of March 31, 2023, the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Company's debt agreements, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2023:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2023	—	$—	—	$1,123,544
February 1 through February 28, 2023	—	—	—	1,123,544
March 1 through March 31, 2023	—	—	—	1,123,544
Total for the quarter	—	$—	—

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

300
200
100
0
Index Value
2018
2019
2020
2021
2022
2023
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2019, gross loans receivable have increased at a 5.36% annual compounded rate from $1.13 billion to $1.39 billion at March 31, 2023. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 75,000, 81,000, and 77,000 returns in each of the fiscal years 2023, 2022, and 2021, respectively. Revenues from the Company’s tax preparation business in fiscal 2023 amounted to approximately $24.0 million, a 2.2% decrease over the $24.5 million earned during fiscal 2022.

The following table sets forth certain information derived from the Company's consolidated statements of operations and balance sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2023	2022	2021
	(Dollars in thousands)
Gross loans receivable	$1,390,016	$1,522,789	$1,104,746
Average gross loans receivable (1)	$1,555,655	$1,377,740	$1,143,186
Net loans receivable (2)	$1,013,341	$1,119,758	$825,382
Average net loans receivable (3)	$1,133,051	$1,014,984	$848,732

Expenses as a percentage of total revenue:
Provision for credit losses	42.1%	31.8%	16.3%
General and administrative	45.3%	51.3%	57.7%
Interest expense	8.2%	5.7%	4.9%
Operating income as a % of total revenue (4)	12.6%	16.9%	26.0%

Loan volume (5)	3,078,672	3,267,860	2,371,981

Net charge-offs as percent of average net loans receivable	23.7%	14.2%	14.1%

Return on average assets (trailing 12 months)	1.7%	4.8%	9.1%

Return on average equity (trailing 12 months)	5.8%	13.4%	22.8%

Branches opened or acquired (merged or closed), net	(94)	(38)	(38)

Branches open (at period end)	1,073	1,167	1,205
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

Comparison of Fiscal 2023 Versus Fiscal 2022

Net income for fiscal 2023 was $21.2 million, a 60.6% decrease from the $53.9 million earned during fiscal 2022. The decrease in net income from was primarily due to a $73.3 million increase in the provision for credit losses partially offset by a $31.4 million increase in revenue.

Operating income (revenues less provision for credit losses and general and administrative expenses) during fiscal 2023 decreased $21.4 million.

Total revenues increased $31.36 million, or 5.4%, to $616.55 million in fiscal 2023, from $585.19 million in fiscal 2022. At March 31, 2023, the Company had 1,073 branches in operation, a decrease of 94 branches from March 31, 2022.

Interest and fee income during fiscal 2023 increased by $22.7 million, or 4.7%, from fiscal 2022. The increase was primarily due to an increase in average net loans receivable, which increased 11.6% during fiscal 2023 compared to fiscal 2022. Interest and fee income was also impacted by a shift to larger, lower interest rate loans. The large loan portfolio increased from 51.8% of the overall portfolio as of March 31, 2022, to 58.1% as of March 31, 2023.

Insurance commissions and other income increased by $8.7 million, or 8.7%, from fiscal 2022 to fiscal 2023. Insurance commissions increased by $10.9 million, or 19.3%, from fiscal 2022 to fiscal 2023 due to an increase in loan volume in states where we offer our insurance products along with the shift towards larger loans. The sale of insurance products is limited to large loans in several states in which we operate. Other income decreased by $2.2 million, or 5.1%, from fiscal 2022 to fiscal 2023 primarily due to a decrease in tax preparation income of $0.5 million and a decrease in revenue from the Company's motor club product of $5.1 million offset by a $4.0 million gain from acquisitions.

The provision for losses during fiscal 2023 increased by $73.3 million, or 39.3%, from the previous year. This increase can mostly be attributed to an increase in charge-off rates during the year. Accounts that were 91 days or more past due represented 3.5% and 4.5% of our loan portfolio on a recency basis at March 31, 2023 and March 31, 2022, respectively. The Company's year-over-year net charge-off ratio (net charge-offs as a percentage of average net loans receivable) increased from 14.2% for the year ended March 31, 2022 to 23.7% for the year ended March 31, 2023.

Net charge-offs and the net charge-off rate were negatively impacted by a higher proportion of new borrowers at the beginning of the current fiscal year. New borrowers are our riskiest customer type and typically perform worse than our longer tenured customers. Additionally, new borrowers originated in the prior fiscal year performed worse than expected due to macro-economic factors. Customers who are new borrowers to the Company (less than two years since their first origination at the time of their current loan) as a percentage of the year-end portfolio decreased 20.8% year over year. These "new to World" customers now account for 25.1% of the portfolio, a decrease from 31.7% last year. Customers who were with the Company for less than five months have decreased 54.9% from 13.1% to 5.9%. The reduction of new borrowers in the portfolio as well as better performance of the new borrowers originated in the current fiscal year should result in lower net-charge offs in fiscal year 2024.

The net charge-off rate for the past ten fiscal years averaged 16.0%, with a high of 23.7% (fiscal 2023) and a low of 12.8% (fiscal 2015). In fiscal 2023 the charge-off rate was 23.7%. The following table presents the Company's net charge-off ratios since 2013.

Historical Net Charge-off Rate
25%
22.5%
20%
17.5%
15%
12.5%
10%
Percentage
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Fiscal Year

    _______________________________________________________
2015 In fiscal 2015, the Company's net charge-off rate decreased to 12.8%. The net charge-off rate benefited from a change in branch level incentives during the year, which allowed branch managers to continue collection efforts on accounts that are 91 days or more past due without having their monthly bonus negatively impacted. As expected, the change resulted in an increase in accounts 91 days or more past due and fewer net charge-offs during fiscal 2015. We estimate the net charge-off rate would have been approximately 14.0% for fiscal 2015 excluding the impact of the change.
2023 In fiscal 2023, the Company's net charge-off rate increased to 23.7%. This increase is primarily attributable to the higher proportion of new borrowers at the beginning of the current fiscal year. Additionally, new borrowers originated in the prior fiscal year performed worse than expected due to macro-economic factors.

General and administrative expenses during fiscal 2023 decreased by $20.5 million, or 6.8%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, increased 0.3% from fiscal 2022 to fiscal 2023 and, overall, general and administrative expenses as a percent of total revenues decreased to 45.3% in fiscal 2023 from 51.3% in fiscal 2022. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $177.7 million for fiscal 2023, a $5.4 million, or 2.9%, decrease over fiscal 2022. The decrease was largely due to an $8.5 million decrease in stock compensation expense and a $6.8 million decrease in bonus expense, offset by an $8.5 million increase in salary expense. On July 1, 2022, we increased base wages for our financial service representatives to a minimum of approximately $15 an hour and eliminated the monthly bonus for the same position.

Occupancy and equipment expense totaled $52.1 million for fiscal 2023, remaining relatively flat when compared to fiscal year 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2023, the expense per average open branch increased to $46.7 thousand, up from $43.4 thousand in fiscal 2022.

Advertising expense totaled $6.1 million for fiscal 2023, a $12.2 million, or 66.7%, decrease over fiscal 2022. The decrease was primarily due to decreased spending in our digital marketing and new customer acquisition programs.

Amortization of intangible assets totaled $4.5 million for fiscal 2023, a $0.5 million, or 10.9%, decrease over fiscal 2022, which primarily relates to a corresponding decrease in intangible assets acquired in the current fiscal year compared to the previous fiscal year.

Other expense totaled $39.1 million for fiscal 2023, a $2.4 million, or 5.8%, decrease over fiscal 2022.

Interest expense increased by $17.0 million, or 51.0%, during fiscal 2023 when compared to the previous fiscal year as a result of an increase in average debt outstanding of 26.1% and an increase in the effective interest rate from 5.7% to 7.1%.

Income tax expense decreased $5.7 million, or 49.3% for fiscal 2023 compared to the prior fiscal year. The effective tax rate increased to 21.8% for fiscal 2023 compared to 17.8% for fiscal 2022. The increase was primarily due to the Adoption of ASU 2023-02 in the current fiscal year which requires the recognition of tax credit investments as a portion of income tax expense rather than pretax other expense, along with a decrease in the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock recognized in the current fiscal year. This was partially offset by a decrease in the disallowed executive compensation under Section 162(m) in the current fiscal year.

Comparison of Fiscal 2022 Versus Fiscal 2021

For a comparison of our results of operations for the years ended March 31, 2022 and March 31, 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (which was filed with the SEC on May 27, 2022).

Regulatory Matters

Mexico Investigation

As previously disclosed, in August 2020, the Company reached a resolution with both the SEC and the DOJ regarding allegations primarily involving the Company's former subsidiary in Mexico (the Company divested its operations in Mexico in 2018). The DOJ declined to prosecute the Company given its voluntary self-disclosure and full remediation. Pursuant to a settlement and cease and desist order with the SEC, the Company paid $21,726,000 to the SEC in August of 2020.

CFPB Rulemaking Initiative

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”); however, the ability to repay requirements was rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. Currently, the payment requirements are scheduled to take effect in June 2022. However, on October 19, 2022, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit ruled, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, that the funding mechanism for the CFPB violates the appropriations clause of the U.S. Constitution, and as a result vacated the Rule. On February 27, 2023, the U.S. Supreme Court announced that it would grant the CFPB’s petition for certiorari, to decide the constitutionality of the CFPB’s funding mechanism. Because all CFPB rulemakings depend on the expenditure of CFPB funds, there is a risk that if the Court finds the CFPB’s funding mechanism to be unconstitutional, prior CFPB activities, including the promulgation of regulations impacting the lending market and upon which lenders, such as the Company, have relied in conducting their activities, may also be deemed unconstitutional. Although the Court could issue is decision at any time after oral argument, which is anticipated to occur as part of the Court’s October 2023 Term, it is possible that a decision may not be issued until the end of the Court’s term in June 2024. To the extent that the Rule is reinstated and takes effect, any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda and has remained inactive since, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB has notified the Company that it is seeking to establish such supervisory authority over the Company. The Company disagrees that the CFPB has reasonable cause to to supervise the Company, has responded to the CFPB's notice, and is awaiting further response from the CFPB. If the CFPB ultimately determines it has supervisory authority over the Company, then the Company may be subject to, among other things, examination by the CFPB. See Part I, Item 1, “Description of Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” for more information regarding these regulatory and related risks.

Quarterly Information and Seasonality

The Company's loan volume and corresponding loans receivable follow seasonal trends. The Company's highest loan demand typically occurs from October through December, its third fiscal quarter. Loan demand has generally been the lowest and loan repayment highest from January to March, its fourth fiscal quarter. Loan volume and average balances typically remain relatively level during the remainder of the year. This seasonal trend affects quarterly operating performance through corresponding fluctuations in interest and fee income and insurance commissions earned and the provision for credit losses recorded, as well as fluctuations in the Company's cash needs. Consequently, operating results for the Company's third fiscal quarter generally are significantly lower than in other quarters and operating results for its fourth fiscal quarter are significantly higher than in other quarters.

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2023 and 2022.

	At or for the Three Months Ended
	2023				2022
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$157,918	$151,258	$146,532	$160,837	$129,659	$137,827	$149,046	$168,656
Provision for credit losses	$85,822	$68,620	$59,609	$45,412	$30,266	$42,044	$56,459	$57,439
General and administrative expenses	$73,174	$71,218	$66,475	$68,607	$73,351	$74,989	$74,703	$76,934
Net income (loss)	$(8,803)	$(1,366)	$5,759	$25,643	$15,771	$12,439	$7,327	$18,382

Gross loans receivable	$1,641,798	$1,598,362	$1,553,985	$1,390,016	$1,223,139	$1,394,827	$1,606,111	$1,522,789
Number of branches open	1,146	1,104	1,084	1,073	1,205	1,202	1,202	1,167

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

Pursuant to ASC 740, a deferred tax asset or liability is generally recognized for the estimated future tax effects attributable to temporary differences, net operating losses, and tax credit carryforwards. Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the realizability of the Company’s deferred tax assets. The Company considers all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against its deferred tax asset. If, based on its assessment, the Company determines that it is more likely than not (intended to mean a likelihood that is more than 50%) that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income of the appropriate character during the periods in which the temporary differences become deductible. Management considers the timing of the reversal of deferred liabilities, projected future taxable income, tax planning strategies, and the ability to carryback tax attributes in making this assessment.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $1.21 billion at March 31, 2020 to $1.39 billion at March 31, 2023, net cash provided by operating activities for fiscal years 2023, 2022, and 2021 was $291.6 million, $272.4 million, and $227.0 million, respectively.

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

During fiscal 2023, the Company repurchased and extinguished $9.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million. In accordance with ASC 470, the Company recognized the $1.8 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases up to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $29.2 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company acquired $28.3 million in loans receivable, net during fiscal 2023. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $300,000 letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At March 31, 2023, the aggregate commitments under the revolving credit facility were $685.0 million. The $300,000 letter of credit outstanding under the subfacility expires on December 31, 2023; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible loans receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 70% (decreasing to as low as 62% for the calendar months ending October 31, 2022 through June 30, 2023) to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2023, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 7.0%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2023, $307.9 million was outstanding under this facility, and there was $318.7 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, and 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month (increasing to 28.0% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.75 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible loans receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cash requirements from contractual and other obligations and cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2023, the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company's debt agreements and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases up to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $29.2 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of March 31, 2023, the Company's debt outstanding was $595.3 million, net of $3.5 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $385.2 million resulting in a debt-to-equity ratio of 1.6:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

Inflation

The Company does not believe that inflation, within reasonably anticipated rates, will have a materially adverse effect on its financial condition. Although inflation would increase the Company’s operating costs in absolute terms and may impact the ability or willingness of borrowers to repay their loans, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base. It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable. The Company believes that this increase in absolute revenues should offset any increase in operating costs. In addition, because the Company’s loans have a relatively short contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $307.9 million at March 31, 2023. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2023, a change of 1% in the interest rate would cause a change in interest expense of approximately $3.1 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
ASSETS
Cash and cash equivalents	$16,508,935	$19,236,322
Gross loans receivable	1,390,015,568	1,522,788,860
Less:
Unearned interest, insurance and fees	(376,674,349)	(403,030,844)
Allowance for credit losses	(125,552,733)	(134,242,862)
Loans receivable, net	887,788,486	985,515,154
Operating lease right‐of‐use assets, net	81,289,240	85,631,304
Finance lease right‐of‐use assets, net	—	607,512
Property and equipment, net	23,926,080	24,476,231
Deferred income taxes, net	41,722,361	39,801,457
Other assets, net	43,422,669	35,901,704
Goodwill	7,370,791	7,370,791
Intangible assets, net	15,289,579	19,756,114
Total assets	$1,117,318,141	$1,218,296,589

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$307,910,824	$396,972,746
Senior unsecured notes payable, net	287,352,892	295,393,991
Income taxes payable	2,532,766	7,384,169
Operating lease liability	83,735,002	87,399,049
Finance lease liability	—	80,067
Accounts payable and accrued expenses	50,559,920	58,042,139
Total liabilities	732,091,404	845,272,161

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,231,082 and 6,348,314 shares at March 31, 2023 and March 31, 2022, respectively	—	—
Additional paid-in capital	288,071,839	280,907,085
Retained earnings	97,154,898	92,117,343
Total shareholders' equity	385,226,737	373,024,428

Total liabilities and shareholders' equity	$1,117,318,141	$1,218,296,589

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2023	2022	2021

Revenues:
Interest and fee income	$508,335,681	$485,666,579	$451,113,502
Insurance and other income, net	108,209,683	99,520,174	76,876,904
Total revenues	616,545,364	585,186,753	527,990,406

Expenses:
Provision for credit losses	259,463,199	186,207,341	86,244,714
General and administrative expenses:
Personnel	177,690,957	183,058,343	184,620,515
Occupancy and equipment	52,106,567	52,084,641	56,160,268
Advertising	6,096,083	18,298,212	17,190,676
Amortization of intangible assets	4,466,535	5,010,275	5,474,240
Other	39,113,656	41,523,834	41,197,730
Total general and administrative expenses	279,473,798	299,975,305	304,643,429

Interest expense	50,462,594	33,424,788	25,698,836
Total expenses	589,399,591	519,607,434	416,586,979

Income before income taxes	27,145,773	65,579,319	111,403,427

Income taxes	5,913,783	11,659,482	23,120,599

Net income	$21,231,990	$53,919,837	$88,282,828

Net income per common share:
Basic	$3.69	$8.88	$13.59
Diluted	$3.60	$8.47	$13.23
Weighted average common shares outstanding:
Basic	5,749,492	6,072,170	6,493,898
Diluted	5,898,670	6,364,066	6,672,110

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	92,117,343	373,024,428
Proceeds from exercise of stock options, net of cancellations	7,569	654,920	—	654,920
Common stock repurchases	(73,643)	—	(14,314,089)	(14,314,089)
Restricted common stock expense under stock option plan, net of cancellations ($2,543,001)	(51,158)	4,067,525	—	4,067,525
Stock option expense	—	2,442,309	—	2,442,309
Cumulative effect of adoption of ASU 2023-02	—	—	(1,880,346)	(1,880,346)
Net income	—	—	21,231,990	21,231,990
Balances at March 31, 2023	6,231,082	$288,071,839	97,154,898	385,226,737

	Year ended March 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	404,927,441
Proceeds from exercise of stock options	154,699	12,805,646	—	12,805,646
Common stock repurchases	(589,533)	—	(111,139,261)	(111,139,261)
Restricted common stock expense under stock option plan, net of cancellations ($5,072,230)	(22,146)	9,036,852	—	9,036,852
Stock option expense	—	3,473,913	—	3,473,913
Net income	—	—	53,919,837	53,919,837
Balances at March 31, 2022	6,348,314	$280,907,085	92,117,343	373,024,428

	Year ended March 31, 2021
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2020	7,807,834	$227,214,577	184,748,490	411,963,067
Proceeds from exercise of stock options, net	165,237	12,268,554	—	12,268,554
Common stock repurchases	(1,129,875)	—	(102,452,302)	(102,452,302)
Restricted common stock expense under stock option plan, net of cancellations ($3,173,735)	(37,902)	12,302,869	—	12,302,869
Stock option expense	—	3,804,674	—	3,804,674
Cumulative effect of adoption of ASC 326	—	—	(21,242,249)	(21,242,249)
Net income	—	—	88,282,828	88,282,828
Balances at March 31, 2021	6,805,294	$255,590,674	149,336,767	404,927,441

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$21,231,990	$53,919,837	$88,282,828
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on assets held for sale	—	38,633	37,579
Amortization of intangible assets	4,466,535	5,010,275	5,474,240
Amortization of historic tax credits	—	3,930,753	1,736,384
Accrued unearned interest	3,213,737	(9,032,020)	9,698,671
Gain on extinguishment of senior unsecured notes payable	(1,831,277)	—	—
Amortization of deferred loan costs	15,526,336	16,911,599	17,101,722
Amortization of debt issuance costs	1,654,916	1,095,325	659,292
Provision for credit losses	259,463,199	186,207,341	86,244,714
Depreciation	6,239,266	6,253,175	6,537,957
Amortization of finance leases	204,552	407,624	407,624
Gain on asset acquisition, net of income tax	(3,993,168)	—	—
Loss on sale of property and equipment	11,837	419,975	2,812,404
Deferred income tax expense (benefit)	(2,102,085)	(14,808,715)	5,651,362
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	9,052,835	17,582,995	19,281,278
Gain on sale of loans receivable	—	—	(24,667)
Gain on company-owned life insurance	(104,113)	(106,885)	(1,064,897)
Change in accounts:
Other assets, net	(9,147,152)	(8,193,529)	(4,234,933)
Income taxes payable and receivable	(4,851,403)	(4,191,692)	6,610,559
Accounts payable and accrued expenses	(7,482,219)	17,001,850	(18,258,393)
Net cash provided by operating activities	291,553,786	272,446,541	226,953,724
Cash flows from investing activities:
Increase in loans receivable, net	(152,154,050)	(436,311,573)	(56,143,765)
Cash paid for acquisitions, primarily loans	(23,131,758)	(10,859,984)	(19,774,252)
Purchases of property and equipment	(5,827,773)	(6,070,414)	(11,683,858)
Proceeds from sale of property and equipment	529,781	245,935	346,943
Proceeds from the sale of assets held for sale	—	1,104,895	2,810,391
Proceeds from the sale of loans receivable	—	—	449,327
Proceeds from company-owned life insurance	—	—	1,997,279
Net cash used in investing activities	(180,583,800)	(451,891,141)	(81,997,935)
Cash flow from financing activities:
Borrowings from senior notes payable	313,862,948	515,315,246	310,984,250
Payments on senior notes payable	(402,924,870)	(523,350,000)	(357,076,750)
Payments for extinguished senior unsecured notes payable	(7,171,700)	—	—
Issuance of senior unsecured notes payable	—	300,000,000	—
Debt issuance costs associated with senior unsecured notes payable	(19,656)	(5,119,647)	—
Payments for debt extinguishment costs	(22,850)	—	—
Debt issuance costs associated with senior notes payable	(1,139,008)	—	(784,250)
Proceeds from exercise of stock options	654,920	12,805,646	12,268,554
Payments for taxes related to net share settlement of equity awards	(2,543,001)	(5,072,230)	(3,173,735)
Repurchase of common stock	(14,314,089)	(111,139,261)	(102,452,302)
Repayment of finance lease	(80,067)	(505,286)	(594,024)

Net cash provided by (used in) financing activities	(113,697,373)	182,934,468	(140,828,257)
Net change in cash and cash equivalents	(2,727,387)	3,489,868	4,127,532
Cash and cash equivalents at beginning of year	19,236,322	15,746,454	11,618,922
Cash and cash equivalents at end of year	$16,508,935	$19,236,322	$15,746,454

Supplemental Disclosures:
Interest paid during the year	$51,761,768	$21,318,911	$24,993,898
Income taxes paid during the year	$10,783,143	$30,941,852	$14,857,555
Finance lease right-of-use assets, net transferred to property and equipment, net	$402,960	$—	$—

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

As of March 31, 2023, the Company operated 1,073 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: World Finance Corporation or World Finance.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states and WAC Insurance Company, Ltd. (a captive reinsurance company). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2023 and 2022, the Company had $8.3 million and $7.8 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2023, 2022, and 2021, the Company originated loans generally ranging up to $6,000 with terms of 60 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally, a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2023:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$500	$2,450	5	31
Large loans	2,500	33,450	10	60
Tax advance loans	500	5,000	8	8

Gross loans receivable at March 31, 2023 and 2022 consisted of the following:

	2023	2022
Small loans	$580,107,889	$727,852,627
Large loans	807,345,625	789,112,912
Tax advance loans	2,562,054	5,823,321
Total gross loans	$1,390,015,568	$1,522,788,860

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in interest income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses.  Net unamortized deferred origination costs were $4.9 million and $6.9 million as of March 31, 2023 and 2022, respectively.

The Company recognizes interest and fee income using the interest method. Charges for late payments are recognized in interest and fee income when collected.

With the exception of tax advance loans, which are interest free, the Company offers its loans at the prevailing statutory rates for terms not to exceed 60 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

Nonaccrual Policy

The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest income is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced.

Allowance for Credit Losses

Refer to Note 2, “Allowance for Credit Losses and Credit Quality Information”, for information regarding the Company's adoption of the CECL allowance model on April 1, 2020 and a description of the methodology it utilizes.

Impaired Loans

The Company defines impaired loans as bankrupt accounts and accounts 91 days or more past due on a recency basis. In accordance with the Company’s charge-off policy, once a loan is deemed uncollectible, 100% of the net investment is charged off, except in the case of a borrower who has filed for bankruptcy. As of March 31, 2023 and 2022, bankrupt accounts that had not been charged off were approximately $6.8 million and $5.4 million, respectively.  Bankrupt accounts 91 days or more past due on a recency basis are reserved at 100% of the gross loan balance. The Company also considers any accounts 91 days or more past due on a recency basis to be impaired, and such accounts are reserved at 100% of the gross loan balance, less a rehab rate for defaulted loans that do not charge-off.

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

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records ROU assets and lease liabilities for its leases, which are initially recognized based on the discounted future lease payments over the term of the lease. The Company uses its effective annual or fourth quarter interest rate as the discount rate when evaluating leases. Refer to Note 9, "Leases", for further discussion of the discount rate.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU assets and lease obligations for its short-term equipment leases, which are defined as leases with an initial term of 12 months or less. Further, the Company has elected to not separate lease from non-lease components. Variable lease costs include expenses such as common area maintenance, utilities, and repairs and maintenance.

Other Assets

Other assets include cash surrender value of life insurance policies, HTC investments, prepaid expenses, debt issuance costs related to the senior notes payable, and other deposits and receivables.

Debt Issuance Costs

In accordance with ASC 835, debt issuance costs related to the senior unsecured notes payable are presented as a direct deduction from its carrying value in the Consolidated Balance Sheets. Unamortized debt issuance costs related to the senior unsecured notes payable as of March 31, 2023 and 2022 were $3.5 million and 4.6 million, respectively.

As the Company intends to pay down the senior notes payable throughout the contractual arrangement, debt issuance costs related to this arrangement are presented as an asset within Other assets in the Consolidated Balance Sheets as discussed above. Unamortized debt issuance costs related to the senior notes payable as of March 31, 2023 and 2022 were $1.2 million and $0.7 million, respectively.

Intangible Assets and Goodwill

Intangible assets include the cost of acquiring existing customers ("customer lists") and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit, ranging from 8 to 23 years with a weighted average of approximately 9.4 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement, ranging from 3 to 5.3 years with a weighted average of approximately 4.7 years.

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

The Company evaluates goodwill annually for impairment in the fourth quarter of the fiscal year using the market value-based approach. The Company has one reporting unit, and the Company has multiple components, the lowest level of which is individual branches.  The Company’s components are aggregated for impairment testing as they have similar economic characteristics.

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal years ended March 31, 2023, 2022, or 2021.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, regardless of whether the financial instrument is recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments for the periods reported consist of the following: cash and cash equivalents, loans receivable, senior notes payable, and senior unsecured notes payable.

Loans receivable are originated at prevailing market rates and have an average life of less than twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active.

Insurance Premiums and Commissions

Insurance premiums for credit life, accident and health, property and unemployment insurance written in connection with certain loans, net of refunds and applicable advance insurance commissions retained by the Company, are remitted monthly to an insurance company. All commissions are recorded to unearned insurance commissions and recognized as insurance income over the life of the related insurance contracts. The Company recognizes insurance income using the Rule of 78s method for credit life (decreasing term), credit accident and health, unemployment insurance and the Pro Rata method for credit life (level term) and credit property.

Non-filing Insurance

Non-filing insurance premiums are charged on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums and recoveries are remitted to a third party insurance company and are not reflected in the accompanying Consolidated Financial Statements (see Note 8).

Claims paid by the third party insurance company result in a reduction to credit losses. Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations. Any remaining losses are charged to the allowance for credit losses.

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

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). The Company accounts for forfeitures as they occur. At March 31, 2023, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2023, the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. As of March 31, 2023 our debt outstanding was $595.3 million, net of $3.5 million unamortized debt issuance costs related to the unsecured senior notes payable, and our shareholders' equity was $385.2 million resulting in a debt-to-equity ratio of 1.6:1.0.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. During the year ended March 31, 2023, the Company operated in sixteen states in the United States. For fiscal years ended March 31, 2023, 2022, and 2021, gross loan receivable within the Company's four largest states accounted for approximately 52% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $6.1 million, $18.3 million, and $17.2 million for fiscal years 2023, 2022, and 2021, respectively.

Recently Adopted Accounting Standards

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued ASU No. 2023-02, Investments- Equity Method and Joint Venture (Topic 323). The amendments in this ASU permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this pronouncement must be applied on either a modified retrospective or retrospective basis.

The Company adopted this ASU as of April 1, 2022 using the modified retrospective approach. The adoption of this ASU resulted in a $1.9 million cumulative adjustment to the opening balance of retained earnings. Refer to Note 10 for further details.

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

(2)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2023	March 31, 2022
0 to 5 months	$81,803,668	$198,740,475
6 to 17 months	133,650,188	133,665,566
18 to 35 months	135,396,187	204,940,323
36 to 59 months	244,414,255	214,956,857
60+ months	792,189,216	764,662,319

Tax advance loans	2,562,054	5,823,320
Total gross loans	$1,390,015,568	$1,522,788,860

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,200,504,088	$62,076,656	$1,998,218	$148,662	$23,046	$6,863	$1,264,757,533
30 - 60 days past due	40,791,746	4,689,867	160,956	42,700	8,504	2,988	45,696,761
61 - 90 days past due	26,319,250	2,572,733	92,088	40,281	884	—	29,025,236
91 or more days past due	41,832,821	5,944,645	160,361	29,494	4,430	2,233	47,973,984
Total	$1,309,447,905	$75,283,901	$2,411,623	$261,137	$36,864	$12,084	$1,387,453,514

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,932,607	$3,524	$—	$—	$—	$—	$1,936,131
30 - 60 days past due	609,844	736	—	—	—	—	610,580
61 - 90 days past due	—	4,845	—	—	—	—	4,845
91 or more days past due	409	10,089	—	—	—	—	10,498
Total	$2,542,860	$19,194	$—	$—	$—	$—	$2,562,054
Total gross loans							$1,390,015,568

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,174,237,761	$53,652,011	$1,554,144	$64,233	$5,142	$1,491	$1,229,514,782
30 - 60 days past due	47,346,331	3,661,493	77,857	6,714	—	—	51,092,395
61 - 90 days past due	33,012,804	3,030,052	44,129	7,643	—	—	36,094,628
91 or more days past due	54,851,010	14,940,345	735,493	182,547	31,721	10,593	70,751,709
Total	$1,309,447,906	$75,283,901	$2,411,623	$261,137	$36,863	$12,084	$1,387,453,514

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,932,607	$—	$—	$—	$—	$—	$1,932,607
30 - 60 days past due	609,844	—	—	—	—	—	609,844
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	409	19,194	—	—	—	—	19,603
Total	$2,542,860	$19,194	$—	$—	$—	$—	$2,562,054
Total gross loans							$1,390,015,568

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, FICO scores, percent of loan balances that are paying and percentage of gross loans that are acquired loans. From time to time, the Company will make changes, as deemed appropriate, to our new borrower (NB) underwriting guidance. As a result, management also considers whether a change in our NB underwriting might suggest a change is needed to the allowance for credit losses. As of March 31, 2023, there were no current credit conditions or other factors considered significant enough to warrant a change to the allowance for credit losses.

Due to the short term nature of the loan portfolio, forecasted changes in macro-economic variables such as unemployment do not have a significant impact on loans outstanding at the end of a particular reporting period. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If an adjustment is made as a result of the forecast, then the Company has elected to immediately revert back to historical experience past the forecast period.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$64,615,315	$5,451,276	$4,407,751	$7,329,327	$17,188,354	$81,803,669
6 to 17 months	113,946,833	6,527,355	4,655,441	8,520,559	19,703,355	133,650,188
18 to 35 months	120,125,820	5,336,994	3,727,331	6,206,041	15,270,366	135,396,186
36 to 59 months	217,851,608	7,871,872	4,713,501	7,525,438	20,110,811	237,962,419
60+ months	748,217,957	20,509,264	11,521,212	18,392,619	50,423,095	798,641,052

Tax advance loans	1,936,131	610,580	4,845	10,498	625,923	2,562,054
Total gross loans	1,266,693,664	46,307,341	29,030,081	47,984,482	123,321,904	1,390,015,568
Unearned interest, insurance and fees	(343,255,876)	(12,548,627)	(7,866,737)	(13,003,109)	(33,418,473)	(376,674,349)
Total net loans	$923,437,788	$33,758,714	$21,163,344	$34,981,373	$89,903,431	$1,013,341,219

Percentage of period-end gross loans receivable		3.3%	2.1%	3.5%	8.9%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2022:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$145,168,588	$13,450,365	$14,196,717	$25,924,805	$53,571,887	$198,740,475
6 to 17 months	116,065,794	5,548,699	4,148,743	7,902,330	17,599,772	133,665,566
18 to 35 months	183,697,553	7,220,814	4,903,686	9,118,270	21,242,770	204,940,323
36 to 59 months	193,820,229	5,951,049	3,452,087	5,712,662	15,115,798	208,936,027
60+ months	720,695,865	19,739,361	11,145,251	19,102,672	49,987,284	770,683,149

Tax advance loans	4,744,774	1,062,145	432	15,969	1,078,546	5,823,320
Total gross loans	1,364,192,803	52,972,433	37,846,916	67,776,708	158,596,057	1,522,788,860
Unearned interest, insurance and fees	(361,055,818)	(14,020,016)	(10,016,802)	(17,938,208)	(41,975,027)	(403,030,844)
Total net loans	$1,003,136,985	$38,952,417	$27,830,114	$49,838,500	$116,621,030	$1,119,758,016

Percentage of period-end gross loans receivable		3.5%	2.5%	4.5%	10.4%

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2023:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,850,144	$5,320,659	$4,864,498	$9,768,369	$19,953,526	$81,803,670
6 to 17 months	109,694,389	6,892,610	5,613,468	11,449,721	23,955,799	133,650,188
18 to 35 months	115,711,781	5,721,694	4,499,010	9,463,701	19,684,405	135,396,186
36 to 59 months	212,104,582	8,751,303	5,917,982	11,188,551	25,857,836	237,962,418
60+ months	730,153,886	24,406,129	15,199,670	28,881,367	68,487,166	798,641,052

Tax advance loans	1,932,607	609,844	—	19,603	629,447	2,562,054
Total gross loans	$1,231,447,389	$51,702,239	$36,094,628	$70,771,312	$158,568,179	$1,390,015,568
Unearned interest, insurance and fees	$(333,704,639)	$(14,010,568)	$(9,781,128)	$(19,178,014)	$(42,969,710)	$(376,674,349)
Total net loans	$897,742,750	$37,691,671	$26,313,500	$51,593,298	$115,598,469	$1,013,341,219

Percentage of period-end gross loans receivable		3.7%	2.6%	5.1%	11.4%

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

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest income is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the twelve months ended March 31, 2023 and March 31, 2022, the Company reversed a total of $36.5 million and $30.6 million, respectively of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2023 and March 31, 2022, as well as interest income recognized on nonaccrual loans for the years ended March 31, 2023, 2022, and 2021:

	Nonaccrual Loans Receivable
Customer Tenure	As of March 31, 2023	As of March 31, 2022	Interest Income Recognized Fiscal 2023	Interest Income Recognized Fiscal 2022	Interest Income Recognized Fiscal 2021
0 to 5 months	$15,781,494	$45,227,510	$2,032,098	$1,485,356	$1,705,371
6 to 17 months	18,288,714	15,879,250	1,815,167	1,662,082	2,433,144
18 to 35 months	15,551,806	20,745,106	2,385,356	2,292,776	2,195,160
36 to 59 months	19,175,410	14,232,388	2,326,640	1,602,011	1,609,059
60+ months	49,855,801	47,565,819	7,047,726	5,615,521	6,747,722

Tax advance loans	19,603	25,249	—	—	—
Unearned interest, insurance and fees	(32,158,640)	(38,026,011)	—	—	—
Total	$86,514,188	$105,649,311	$15,606,987	$12,657,746	$14,690,456

As of March 31, 2023 and March 31, 2022, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable with no related allowance for credit losses.

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2023, 2022, and 2021:

	2023	2022	2021
Balance at beginning of period	$134,242,862	$91,722,288	$96,487,856
Impact of ASC 326 adoption	—	—	28,628,368
Provision for credit losses	259,463,199	186,207,341	86,244,714
Charge-offs[1]	(302,380,145)	(164,747,552)	(141,270,125)
Recoveries[2]	34,226,817	21,060,785	21,631,475
Net charge-off	(268,153,328)	(143,686,767)	(119,638,650)
Balance at end of period	$125,552,733	$134,242,862	$91,722,288

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2023	March 31, 2022
Land	$100,443	$100,443
Building and leasehold improvements	18,504,321	18,477,313
Furniture and equipment	56,482,568	56,273,499
	75,087,332	74,851,255
Less accumulated depreciation and amortization	(51,161,252)	(50,375,024)
Total	$23,926,080	$24,476,231

Depreciation expense was approximately $6.2 million, $6.3 million, and $6.5 million for the years ended March 31, 2023, 2022, and 2021, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Cost of customer lists	$55,730,620	$(40,950,350)	$14,780,270	$55,730,620	$(36,907,598)	$18,823,022
Value assigned to non-compete agreements	10,528,143	(10,018,834)	509,309	10,528,143	(9,595,051)	933,092
Total	$66,258,763	$(50,969,184)	$15,289,579	$66,258,763	$(46,502,649)	$19,756,114

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $4.2 million for 2024; $3.8 million for 2025; $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; and an aggregate of $0.5 million for the years thereafter.

1 The Company saw a significant increase in charge-offs in fiscal 2023 primarily due to the higher proportion of new borrowers at the beginning of the current fiscal year. Additionally, new borrowers originated in the prior fiscal year performed worse than expected due to macro-economic factors.
2 Recoveries for the year ended March 31, 2023 include $15.8 million in proceeds related to the sale of charge-offs, for which $8.4 million relates to bulk sales of charge-offs from prior periods and $7.4 million relates to recurring sales of charge-offs. This gain on sale is included as a component of Provision for credit losses in the Consolidated Statements of Operations.

(5)Goodwill

As of March 31, 2023 and 2022, goodwill was $7.4 million. There were no goodwill additions during fiscal 2023 and 2022. The Company performed an annual impairment test during the fourth quarters of fiscal 2023 and 2022 and determined none of its recorded goodwill was impaired.

(6)Debt

Senior Notes Payable; Revolving Credit Facility

At March 31, 2023, the Company's senior notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $785.0 million provided that certain conditions are met. At March 31, 2023, $307.9 million was outstanding under the facility, not including a $300.0 thousand outstanding standby letter of credit related to workers compensation. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of March 31, 2023. The letter of credit expires on December 31, 2023; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5%, with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.29 million, $1.34 million, and $1.30 million for the years ended March 31, 2023, 2022, and 2021, respectively. Borrowings under the revolving credit facility mature on June 7, 2024.

For the years ended March 31, 2023, 2022, and 2021 the Company’s effective interest rate, including the commitment fee, was 7.0%, 5.0%, and 5.8% respectively, and the unused amount available under the revolver at March 31, 2023 was $318.7 million.

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

During fiscal 2023, the Company repurchased and extinguished $9.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million. In accordance with ASC 470, the Company recognized the $1.8 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month (increasing to 28% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.75 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at March 31, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible loans receivables that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

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

Debt Maturities

As of March 31, 2023, the aggregate annual maturities of the Company's debt arrangements for each of the five fiscal years subsequent to March 31, 2023 were as follows:

2024	$—
2025	307,910,824
2026	—
2027	290,860,000
2028	—
Total future debt payments	$598,770,824

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2023, 2022, and 2021 consist of:

	2023	2022	2021
Insurance revenue	$67,153,063	$56,270,249	$44,214,454
Tax return preparation revenue	23,970,639	24,498,059	20,555,226
Auto club membership revenue	9,661,126	14,758,783	7,863,145
Other	7,424,855	3,993,083	4,244,079
Insurance and other income	$108,209,683	$99,520,174	$76,876,904

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written and revenue is recognized over the life of the related insurance contracts. As of March 31, 2023, 2022, and 2021, the amount of net written premiums by the reinsurance subsidiary were $9.0 million, $9.8 million, and $5.9 million, respectively, and the amount of earned premiums were $9.1 million, $7.6 million, and $6.0 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2023 and 2022, the cash reserves were $5.7 million and $6.4 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2023, 2022, and 2021:

	2023	2022	2021
Insurance premiums written	$6,732,057	$8,804,046	$7,072,647
Recoveries on claims paid	$1,143,332	$982,025	$959,620
Claims paid	$12,026,092	$6,336,549	$5,223,484

(9)Leases

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its effective annual or fourth quarter interest rate to determine the discount rate when evaluating leases under Topic 842. Management applies its effective interest rate to leases entered for the entirety of the subsequent year. For example, fiscal 2022’s fourth quarter effective interest rate of 6.0% was used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in fiscal 2023. Note that in fiscal 2023, it was determined most reasonable to use fiscal 2022's fourth quarter effective interest rate as the Notes was not effective until September 27, 2021.

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets are amortized over the useful life of the assets, rather than over the lease terms.

The following table reports information about the Company's lease costs for the years ended March 31, 2023, 2022, and 2021:

	2023	2022	2021
Lease Cost
Finance lease cost	$205,975	$427,619	$466,168
Amortization of right-of-use assets	204,552	407,624	407,624
Interest on lease liabilities	1,423	19,995	58,544
Operating lease cost	$27,408,284	$27,529,425	$27,977,226
Short-term lease cost	—	—	1,800
Variable lease cost	3,710,560	3,629,903	3,621,748
Total lease cost	$31,324,819	$31,586,947	$32,066,942

The following table reports other information about the Company's leases for the years ended March 31, 2023, 2022, and 2021:

	2023	2022	2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$26,476,133	$27,936,317	$28,211,828
Operating cash flows from finance leases	1,423	19,994	58,544
Operating cash flows from operating leases	26,394,643	27,411,037	27,559,260
Financing cash flows from finance leases	80,067	505,286	594,024
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,924,511	$15,381,953	$12,482,167
Weighted-average remaining lease term — finance leases	—	0.4 years	0.8 years
Weighted average remaining lease term — operating leases	7.1 years	7.3 years	7.3 years
Weighted-average discount rate (monthly) — finance leases	—%	6.0%	6.4%
Weighted-average discount rate — operating leases	6.0%	6.1%	6.3%

The aggregate annual lease obligations as of fiscal year March 31, 2023, are as follows:

Operating
2024	$23,157,355
2025	18,479,719
2026	15,057,068
2027	11,178,325
2028	8,640,247
Thereafter	27,716,477
Total undiscounted lease liability	$104,229,191
Imputed interest	20,494,189
Total discounted lease liability	$83,735,002

The Company had no leases with related parties as of fiscal year March 31, 2023 or 2022.

(10)Income Taxes

As discussed in Note 1, the Company adopted ASU 2023-02, Investments- Equity Method and Joint Ventures, on a modified retrospective basis effective April 1, 2022. Prior to the adoption of this pronouncement, the Company recognized its HTC investment under the flow through method over the five-year investment period on a straight-line basis as a component of other expense. With the adoption of this ASU, the Company now recognizes the investment of the HTC under the proportional amortization method which allows the investment to be recognized in proportion to the tax credit as a component of income tax expense. During the current fiscal year, the Company recorded a cumulative adjustment of $1.9 million to the opening balance of retained earnings, which represents the net difference between the investment amortization under the two methods through the April 1, 2022 adoption date. As of March 31, 2023, Investment in HTC was $23.0 million, which is included as a component of Other assets, net in the Consolidated Balance Sheets. For the fiscal year ended March 31, 2023, the Company recognized net amortization of $2.1 million and $1.9 million of tax benefits from these investments in income tax expense and also recognized the $1.9 million of tax benefits from these investments in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications to its investments during the current fiscal year.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2023
Federal	$7,135,030	(1,430,623)	5,704,407
State and local	880,838	(671,462)	209,376
	$8,015,868	(2,102,085)	5,913,783

Year ended March 31, 2022
Federal	$22,262,110	(11,892,354)	10,369,756
State and local	4,206,087	(2,916,361)	1,289,726
	$26,468,197	(14,808,715)	11,659,482

Year ended March 31, 2021
Federal	$16,443,592	4,077,609	20,521,201
State and local	1,025,645	1,573,753	2,599,398
	$17,469,237	5,651,362	23,120,599

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense for March 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Expected income tax	$5,700,613	$13,771,657	$23,394,720
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	328,026	1,489,800	2,053,524
Federal tax credits, net	(200,203)	(1,193,021)	(1,173,435)
State tax credits	(162,619)	(470,916)	—
Uncertain tax positions	(1,151,234)	(555,252)	(2,107,263)
Executive compensation limitation under Section 162(m)	732,504	1,918,618	1,203,203
Excess tax benefits related to equity compensation	(73,644)	(3,237,682)	(996,769)
Other, net	740,340	(63,722)	746,619
	$5,913,783	$11,659,482	$23,120,599

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2023 and 2022 are presented below:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$31,239,616	$33,481,188
Unearned insurance commissions	14,589,099	15,453,501
Accrued expenses primarily related to employee benefits	12,444,567	12,549,474
Reserve for uncollectible interest	1,124,879	1,261,035
Lease liability	20,675,974	21,575,596
Intangible assets	660,312	254,986
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	7,966,326	7,966,326
State net operating loss carryforwards	4,851,747	3,849,158
Gross deferred tax assets	96,807,446	99,646,190
Less valuation allowance	(15,209,271)	(14,723,244)
Net deferred tax assets	81,598,175	84,922,946

Deferred tax liabilities:
Fair value adjustment for loans receivable	(11,371,461)	(13,896,840)
Property and equipment	(4,611,006)	(4,875,859)
Deferred loan origination costs	(1,212,809)	(1,708,369)
Prepaid expenses	(1,766,564)	(1,785,906)
Right-of-use asset	(20,072,506)	(21,273,281)
Other	(841,468)	(1,581,234)
Gross deferred tax liabilities	(39,875,814)	(45,121,489)

Deferred income taxes, net	$41,722,361	$39,801,457

At March 31, 2023, the Company had state net operating loss carryforwards of approximately $84.7 million. A deferred tax asset of approximately $4.9 million was recorded to reflect the benefit of these losses. Of this $4.9 million, $0.9 million is expected to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2031 and 2041.

The valuation allowance for deferred tax assets increased by $0.5 million for the year ended March 31, 2023 when compared to March 31, 2022. The valuation allowance at March 31, 2023 and 2022 was $15.2 million and $14.7 million, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2023 consisted of $4 million from state net operating loss carryforwards in the amount of $63 million which expire from 2025 to 2041, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, $7.7 million related to the $37.0 million capital loss carryforward from the sale of the Mexican operations in fiscal 2019 which expires in 2024 and $0.2 million related to the $0.9 million capital loss on the sale of the former headquarters buildings which expire from 2026 to 2027. The Company does not expect to generate enough foreign source income, state taxable income in the respective jurisdictions or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.

As of March 31, 2023, 2022, and 2021, the Company had $1.1 million, $2.2 million, and $3.1 million of total gross unrecognized tax benefits including interest, respectively. Of these totals, approximately $0.9 million, $2.0 million, and $2.6 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2023, 2022, and 2021 are presented below:

	2023	2022	2021
Unrecognized tax benefit balance beginning of year	$1,616,116	$1,811,244	$4,351,811
Gross increases for tax positions of current year	129,146	153,754	36,541
Settlements with tax authorities	—	—	(1,968,702)
Lapse of statute of limitations	(927,037)	(348,882)	(608,406)
Unrecognized tax benefit balance end of year	$818,225	$1,616,116	$1,811,244

At March 31, 2023, approximately $0.5 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2023, 2022, and 2021, the Company had $0.3 million, $0.6 million, and $1.2 million accrued for gross interest, respectively, of which $0.1 million, $0.2 million, and $0.3 million represented the current period expense for the periods ended March 31, 2023, 2022, and 2021.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$21,231,990	5,749,492	$3.69

Effect of dilutive securities options and restricted stock	—	149,178

Diluted EPS
Net income available to common shareholders including dilutive securities	$21,231,990	5,898,670	$3.60

	For the year ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$53,919,837	6,072,170	$8.88

Effect of dilutive securities options and restricted stock	—	291,896

Diluted EPS
Net income available to common shareholders including dilutive securities	$53,919,837	6,364,066	$8.47

	For the year ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$88,282,828	6,493,898	$13.59

Effect of dilutive securities options and restricted stock	—	178,212

Diluted EPS
Net income available to common shareholders including dilutive securities	$88,282,828	6,672,110	$13.23

Options to purchase 333,072, 412,015, and 608,087 shares of common stock at various prices were outstanding during the years ended March 31, 2023, 2022, and 2021, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.7 million, $1.8 million, and $1.6 million, for the years ended March 31, 2023, 2022, and 2021, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2023, 2022, and 2021, contributions of $0.5 million, $0.5 million, and $0.6 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $5.7 million and $5.9 million as of March 31, 2023 and 2022, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2023 and 2022 no executive or director had deferred any compensation under this plan.

Stock Incentive Plans

The Company has a 2008 Stock Option Plan, a 2011 Stock Option Plan, and a 2017 Stock Incentive Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2023 there were a total of 145,031 shares of common stock available for grant under the plans.

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

Pursuant to this program, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the World Acceptance Corporation 2011 Stock Option Plan and the World Acceptance Corporation 2017 Stock Incentive Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain non-employee directors of the Company.

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

The Performance Options shall fully vest if the Company attains the trailing earnings per share target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 as described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options shall have a 10-year term. The Performance Option performance target is set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Options Eligible for Vesting (Percentage of Award)
$25.30	100%

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2023, 2022, and 2021 was $53.57, $99.14, and $58.48 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	57.21%	57.82%	57.53%
Average risk-free interest rate	3.64%	1.02%	0.59%
Expected life	5.8 years	6.0 years	6.3 years

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

Option activity for the year ended March 31, 2023 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	348,743		$104.38
Granted	16,490		96.07
Exercised	(8,523)		84.84
Forfeited	(21,523)		119.93
Expired	(20,445)		88.88
Options outstanding, end of period	314,742	[3]	$104.41	5.82	$589,526
Options exercisable, end of period	114,757		$100.22	5.07	$441,097

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options  as of  March 31, 2023. This amount will change as the stock's market price changes. The total intrinsic value of options exercised during the years ended March 31, 2023, 2022, and 2021 was as follows:

2023	2022	2021
$493,418	$17,494,865	$9,996,167

As of March 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $3.1 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock

During fiscal 2023, the Company granted 3,250 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $129.85 per share.

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $188.38 per share.

During fiscal 2021, the Company granted 52,735 shares of restricted stock (which are equity classified) to certain executive officers, with a grant date weighted average fair value of $106.28 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $6.6 million, $14.1 million, and $15.5 million for the years ended March 31, 2023, 2022, and 2021, respectively, which is included as a component of general and administrative expenses in the Company's Consolidated Statements of Operations.

As of March 31, 2023, there was approximately $4.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.3 years based on current estimates.

3Of the 314,742 options outstanding, 86,811 are not yet exercisable based solely on fulfilling a service condition and another 113,174 are not yet exercisable based solely on fulfilling the performance condition described further above.

A summary of the status of the Company’s restricted stock as of March 31, 2023 and changes during the year ended March 31, 2023, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2022	552,502	$102.51
Granted during the period	3,250	129.85
Vested during the period	(65,518)	104.13
Forfeited during the period	(29,620)	112.70
Outstanding at March 31, 2023	460,614	$101.82

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income during the years ended March 31, 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Stock-based compensation related to equity classified units:
Stock-based compensation related to stock options	$2,442,309	$3,473,913	$3,804,674
Stock-based compensation related to restricted stock	6,610,526	14,109,082	15,476,604
Total stock-based compensation related to equity classified awards	$9,052,835	$17,582,995	$19,281,278

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2023, 2022, and 2021:

	2023	2022	2021
Acquisitions:
Number of asset purchases	50	50	50
Total acquisitions	50	50	50

Purchase price	$23,131,758	$10,859,984	$19,774,252
Tangible assets:
Loans receivable, net	28,322,554	9,631,112	15,210,973

Purchase price amount over (below) carrying value of net tangible assets[4]	$(5,190,796)	$1,228,872	$4,563,279

Customer lists	$—	$952,872	$4,365,779
Non-compete agreements	—	276,000	197,500

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all other loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the period.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair value.

4 As a result of the asset purchases during fiscal 2023, the Company recorded a $5.2 million gain, net of $1.2 million income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transactions resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

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

(14)Fair Value

Fair Value Disclosures

The Company may carry certain financial instruments and derivative assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, the senior notes payable, and the senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of less than twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considered its creditworthiness in its determination of fair value.
The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		March 31, 2023		March 31, 2022
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$16,508,935	$16,508,935	$19,236,322	$19,236,322
Loans receivable, net	3	887,788,486	887,788,486	985,515,154	985,515,154

LIABILITIES
Senior unsecured notes payable	2	290,860,000	218,127,548	300,000,000	264,639,000
Senior notes payable	3	307,910,824	307,910,824	396,972,746	396,972,746

There were no other significant assets or liabilities measured at fair value as of March 31, 2023 and 2022.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2023				Fiscal 2022
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$157,918	$151,258	$146,532	$160,837	$129,659	$137,827	$149,046	$168,656
Provision for credit losses	85,822	68,620	59,609	45,412	30,266	42,044	56,459	57,439
General and administrative expenses	73,174	71,218	66,475	68,607	73,351	74,989	74,703	76,934
Interest expense	11,174	13,032	14,070	12,185	5,501	6,714	10,166	11,044
Income tax expense (benefit)	(3,449)	(246)	619	8,990	4,770	1,641	391	4,857
Net income (loss)	$(8,803)	$(1,366)	$5,759	$25,643	$15,771	$12,439	$7,327	$18,382

Net income (loss) per common share:
Basic	$(1.53)	$(0.24)	$1.00	$4.44	$2.56	$2.04	$1.20	3.10
Diluted	$(1.53)	$(0.24)	$0.98	$4.37	$2.44	$1.94	$1.14	2.97

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

(16)Commitments and Contingencies

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation previously disclosed, the complaint alleges violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. The complaint seeks unspecified monetary damages from the individual defendants, equitable and/or injunctive relief, disgorgement of compensation from the individual defendants, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required to advance, and ultimately be responsible for, the legal fees and costs incurred by the individual defendants. On April 19, 2023, the Court preliminarily approved a Stipulation and Agreement of Settlement dated March 31, 2023 (the “Stipulation”), by and among: the plaintiff, derivatively on behalf of the Company; (ii) the individual defendants; and (iii) the Company. If approved, the Stipulation will result in a non-material payment by the Company.

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

During the second quarter of fiscal 2021 the Company completed the sale of two of the three buildings held for sale, resulting in an aggregate loss of $37.0 thousand. The loss on sale of assets held for sale is included as a component of Insurance and other income, net in the Company's Consolidated Statement of Operations. During the second quarter of fiscal 2022 the Company completed the sale of the last held for sale building, and recorded $39.0 thousand loss on sale which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. As of March 31, 2023 and 2022, there were no assets held for sale.

(18)Subsequent Events

Management is not aware of any significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2023. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2023 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	June 1, 2023	Date:	June 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 1, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses
As described in Notes 1 and 2 to the financial statements, the Company established an allowance for credit losses of $125.6 million as of March 31, 2023, which was estimated using the Company’s current expected credit loss (CECL) model. The Company’s CECL model estimates the allowance for credit losses for each Customer Tenure bucket using a historical migration analysis for the twelve most recent historical twelve-month migration periods, adjusted for seasonality. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, FICO scores, percent of loan balances that are paying and percentage of gross loans that are acquired loans as compared to metrics in the historical migration period (qualitative factors). Management also considers whether a change in new borrower underwriting might suggest a change is needed to the allowance for credit losses. Management also utilizes a reasonable and supportable forecast by comparing the most recent 6-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Management utilized significant judgment in evaluating reasonable and supportable forecasts and qualitative factors.

We identified the Company’s allowance for credit losses as a critical audit matter as auditing management’s judgments in evaluating reasonable and supportable forecasts and qualitative factors regarding the allowance for credit losses required a high degree of auditor judgment and increased extent of audit effort.

Our audit procedures related to the Company’s allowance for credit losses, specifically the reasonable and supportable forecasts and qualitative factors, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses, and tested such controls for design and operating effectiveness, including those controls over (a) review and approval of the appropriateness of the assumptions of the CECL model and (b) the management review and approval of the computed allowance for credit losses including the assessment of reasonable and supportable forecasts and qualitative factors.
•We tested the completeness and accuracy of data inputs for qualitative factors into the CECL model by comparing to internal data sources.
•We evaluated reasonable and supportable forecasts and qualitative factors for reasonableness by comparing to internal source data.
•We evaluated the accuracy of the delinquency amounts used within the CECL model by testing the recency aging calculation on a sample of loans.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
June 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries' (the Company’s) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and our report dated June 1, 2023 expressed an unqualified opinion.

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
June 1, 2023

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

Management assessed our internal control over financial reporting as of March 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2023.

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

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2023 and 2022

        Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022, and 2021

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2023, 2022, and 2021

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, 2022, and 2021

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
4.03	Indenture, dated as of September 27, 2021, among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A.		8-K	4.1	09-28-21
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.08	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K/A	10.1	12-16-20
10.09	Fifth Amendment to Amended and Restated Revolving Credit Facility dated March 26, 2021		8-K	10.1	03-29-21
10.10	Sixth Amendment to Amended and Restated Revolving Credit Facility dated September 27, 2021		8-K	10.1	09-28-21
10.11	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 3, 2022		8-K	10.1	05-06-22
10.12	Declination Letter, dated August 5, 2020, from the U.S. Department of Justice, Criminal Division, and agreed to by World Acceptance Corporation		8-K	10.1	08-06-20
10.13	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated August 6, 2020, between the U.S. Securities and Exchange Commission and World Acceptance Corporation		8-K	10.2	08-06-20
10.14+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.15+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.16+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.17+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.18+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.19+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19
10.20+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09

10.21+	World Acceptance Corporation Board of Directors Deferred Compensation Plan	10-K	10.6	06-29-00
10.22+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)	10-Q	10.13	02-01-08
10.23+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan	10-Q	10.16	02-01-08
10.24+	World Acceptance Corporation Executive Deferral Plan	10-K	10.12	06-29-01
10.25+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan	10-Q	10.14	02-01-08
10.26+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan	10-Q	10.17	02-01-08
10.27+	First Amendment to the World Acceptance Corporation 2002 Stock Option Plan	10-Q	10.11	02-01-08
10.28+	World Acceptance Corporation 2005 Stock Option Plan	DEF 14A	Appendix B	06-30-05
10.29+	First Amendment to the World Acceptance Corporation 2005 Stock Option Plan	10-Q	10.12	02-01-08
10.30+	World Acceptance Corporation 2008 Stock Option Plan	DEF 14A	Appendix A	06-30-08
10.31+	Form of Stock Option Agreement (Form A)	8-K	99.1	12-10-12
10.32+	World Acceptance Corporation 2011 Stock Option Plan	DEF 14A	Appendix A	06-29-11
10.33+	Form of Stock Option Agreement (Form B)	10-K	10.35	06-13-18
10.34+	Form of Stock Option Agreement (Form C)	10-K	10.36	06-13-18
10.35+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)	8-K	10.5	10-16-18
10.36+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)	8-K	10.6	10-16-18
10.37+	Form of Restricted Stock Award Agreement (Group A)	8-K	99.2	12-10-12
10.38+	Form of Restricted Stock Award Agreement (Group B)	8-K	99.3	12-10-12
10.39+	Form of Executive Restricted Stock Award Agreement (Form A)	8-K	99.2	10-01-15
10.40+	Form of Restricted Stock Award Agreement Amendment	8-K	10.1	03-22-16
10.41+	Form of Executive Restricted Stock Award Agreement (Form B)	10-K	10.41	06-13-18
10.42+	Form of Executive Restricted Stock Award Agreement (Form C)	10-K	10.42	06-13-18
10.43+	Form of Director Restricted Stock Award Agreement (Form A)	10-K	10.43	06-13-18
10.44+	Form of Director Restricted Stock Award Agreement (Form B)	10-K	10.44	06-13-18
10.45+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)	8-K	10.1	10-16-18
10.46+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)	8-K	10.2	10-16-18
10.47+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)	8-K	10.3	10-16-18
10.48+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)	8-K	10.4	10-16-18
10.49+	World Acceptance Corporation 2017 Stock Incentive Plan	S-8	99	09-08-17
10.50+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad	8-K	10.2	04-19-19
10.51	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.	8-K	10.3	04-19-19
10.52+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer	8-K	10.4	04-19-19

10.53+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
10.54	Eighth Amendment to Amended and Restated Revolving Credit Facility dated July 27, 2022		8-K	10.01	07-27-22
10.55	Ninth Amendment to Amended and Restated Revolving Credit Facility dated November 23, 2022		8-K	10.01	11-23.22
21	Schedule of the Company’s Subsidiaries as of March 31, 2023	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021;
(iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021;
(iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	June 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President, Chief Executive Officer and Director		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	June 1, 2023	Date:	June 1, 2023

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	June 1, 2023

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	June 1, 2023	Date:	June 1, 2023

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	June 1, 2023	Date:	June 1, 2023

/s/ Beth Neuhoff		/s/ Benjamin Robinson
Beth Nuehoff		Benjamin Robinson
Director		Director
Date:	June 1, 2023	Date:	June 1, 2023