Form 10-Q
period 2023-06-30
WORLD ACCEPTANCE CORP
filed 2023-08-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
1

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

The number of outstanding shares of the issuer’s common stock, no par value, as of July 28, 2023 was 6,242,160.

2

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2024" are to the Company’s fiscal year ending March 31, 2024; all references in this report to "fiscal 2023" are to the Company's fiscal year ended March 31, 2023; and all references to "fiscal 2019" are to the Company’s fiscal year ended March 31, 2019.

3

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
DOJ	U.S. Department of Justice
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due 2026 issued on September 27, 2021
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan
4

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$15,988,798	$16,508,935
Gross loans receivable	1,397,965,921	1,390,015,568
Less:
Unearned interest, insurance and fees	(379,966,515)	(376,674,349)
Allowance for credit losses	(129,342,988)	(125,552,733)
Loans receivable, net	888,656,418	887,788,486
Operating lease right‐of‐use assets, net	79,462,179	81,289,240
Property and equipment, net	23,856,064	23,926,080
Deferred income taxes, net	43,271,950	41,722,361
Other assets, net	41,147,435	43,422,669
Goodwill	7,370,791	7,370,791
Intangible assets, net	14,220,264	15,289,579
Total assets	$1,113,973,899	$1,117,318,141

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$299,776,031	$307,910,824
Senior unsecured notes payable, net	285,620,007	287,352,892
Income taxes payable	3,812,177	2,532,766
Operating lease liability	81,988,898	83,735,002
Accounts payable and accrued expenses	45,889,309	50,559,920
Total liabilities	717,086,422	732,091,404

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,240,497 and 6,231,082 shares at June 30, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	290,193,831	288,071,839
Retained earnings	106,693,646	97,154,898
Total shareholders' equity	396,887,477	385,226,737

Total liabilities and shareholders' equity	$1,113,973,899	$1,117,318,141

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2023	2022
Revenues:
Interest and fee income	$116,618,914	$130,205,390
Insurance and other income, net	22,704,877	27,712,898
Total revenues	139,323,791	157,918,288

Expenses:
Provision for credit losses	46,602,012	85,822,267
General and administrative expenses:
Personnel	41,792,087	45,178,345
Occupancy and equipment	12,619,740	13,234,697
Advertising	2,749,544	2,208,395
Amortization of intangible assets	1,069,316	1,132,104
Other	9,894,517	9,896,854
Total general and administrative expenses	68,125,204	71,650,395

Interest expense	12,242,249	11,174,347
Total expenses	126,969,465	168,647,009

Income (loss) before income taxes	12,354,326	(10,728,721)

Income tax expense (benefit)	2,815,578	(2,162,249)

Net income (loss)	$9,538,748	$(8,566,472)

Net income (loss) per common share:
Basic	$1.65	$(1.49)
Diluted	$1.62	$(1.49)
Weighted average common shares outstanding:
Basic	5,772,733	5,740,835
Diluted	5,891,299	5,740,835

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	7,540	709,294	—	709,294
Restricted common stock expense under stock option plan, net of cancellations ($0)	1,875	1,099,351	—	1,099,351
Stock option expense	—	313,347	—	313,347
Net income	—	—	9,538,748	9,538,748
Balances at June 30, 2023	6,240,497	$290,193,831	$106,693,646	$396,887,477

	Three months ended June 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	4,300	403,547	—	403,547
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Restricted common stock expense under stock option plan, net of cancellations ($0)	1,750	3,048,003	—	3,048,003
Stock option expense	—	768,055	—	768,055
Cumulative effect of adoption of ASU 2023-02	—	—	(1,880,346)	(1,880,346)
Net loss	—	—	(8,566,472)	(8,566,472)
Balances at June 30, 2022	6,280,721	$285,126,690	$67,356,437	$352,483,127

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$9,538,748	$(8,566,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	1,069,316	1,132,104
Accrued unearned interest	(879,946)	(6,442,480)
Amortization of deferred loan cost	3,198,092	4,404,042
Gain on extinguishment of senior unsecured notes payable	(435,885)	—
Amortization of debt issuance costs	484,571	382,230
Provision for credit losses	46,602,012	85,822,267
Depreciation	1,574,515	1,510,599
Amortization of finance leases	—	102,278
Gain on asset acquisitions, net of income tax	—	(3,144,722)
Gain on sale of property and equipment	(11,753)	(129,476)
Deferred income tax benefit	(1,549,589)	(6,695,391)
Compensation related to stock option and restricted stock plans, net of taxes and adjustments	1,412,698	3,816,058
Change in accounts:
Other assets, net	2,114,620	(8,573,847)
Income taxes payable/ receivable	1,279,411	(323,270)
Accounts payable and accrued expenses	(4,670,611)	(5,116,425)
Net cash provided by operating activities	59,726,199	58,177,495
Cash flows from investing activities:
Increase in loans receivable, net	(49,788,091)	(113,577,559)
Cash paid for acquisitions, primarily loans	—	(19,700,844)
Purchases of property and equipment	(1,658,199)	(1,353,135)
Proceeds from the sale of property and equipment	165,453	283,927
Net cash used in investing activities	(51,280,837)	(134,347,611)
Cash flow from financing activities:
Borrowings from senior notes payable	65,529,224	127,920,704
Payments on senior notes payable	(73,664,017)	(43,500,000)
Payments for extinguished senior unsecured notes payable	(1,535,000)	—
Payments for debt extinguishment costs	(5,000)	—
Debt issuance costs associated with senior notes payable	—	(239,636)
Proceeds from exercise of stock options	709,294	403,547
Repayment of finance lease	—	(34,143)
Repurchase of common stock	—	(14,314,088)
Net cash provided by (used in) financing activities	(8,965,499)	70,236,384
Net change in cash and cash equivalents	(520,137)	(5,933,732)
Cash and cash equivalents at beginning of period	16,508,935	19,236,322
Cash and cash equivalents at end of period	$15,988,798	$13,302,590

Supplemental Disclosures:
Interest paid during the period	$17,301,329	$17,698,537
Income taxes paid during the period	$2,466,889	$4,007,869

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2023 and 2022 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2023, and the results of operations and cash flows for the periods ended June 30, 2023 and 2022, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC. The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.2 million and $4.9 million as of June 30, 2023 and March 31, 2023, respectively.

From time to time, the Company may sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing.

Allowance for credit losses

Refer to Note 4, “Loans Receivable and Allowance for Credit Losses,” for information regarding the Company's CECL allowance model and a description of the methodology it utilizes.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income (loss) or shareholders' equity, with the exception of the following.

As a result of adopting ASU 2023-02, Investments- Equity Method and Joint Venture (Topic 323), in March 2023 with an effective date of April 1, 2022, previously reported net loss for the three months ended June 30, 2022 and shareholders' equity as of June 30, 2022 were immaterially impacted to conform to the modified retrospective application of this newly adopted ASU.

Recently Adopted Accounting Standards

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of ASU 2022-02 on April 1, 2023 expanded our write-off disclosures, but had no other impact on the Company’s Consolidated Financial Statements.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, senior notes payable, and senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately less than twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		June 30, 2023		March 31, 2023
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$15,988,798	$15,988,798	$16,508,935	$16,508,935
Loans receivable, net	3	888,656,418	888,656,418	887,788,486	887,788,486

LIABILITIES
Senior unsecured notes payable	2	288,860,000	252,752,500	290,860,000	218,127,548
Senior notes payable	3	299,776,031	299,776,031	307,910,824	307,910,824

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 or March 31, 2023.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2023	March 31, 2023
0 to 5 months	$77,832,233	$81,803,668
6 to 17 months	115,061,651	133,650,188
18 to 35 months	149,142,504	135,396,187
36 to 59 months	240,921,979	244,414,255
60+ months	813,633,836	792,189,216

Tax advance loans	1,373,718	2,562,054
Total gross loans	$1,397,965,921	$1,390,015,568

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,192,066,728	$77,308,971	$3,044,992	$120,623	$33,744	$8,848	$1,272,583,906
30 - 60 days past due	40,945,038	6,398,969	305,901	21,491	9,068	857	47,681,324
61 - 90 days past due	24,455,047	4,170,062	166,843	34,662	6,921	—	28,833,535
91 or more days past due	38,396,407	8,793,831	285,866	9,021	8,313	—	47,493,438
Total	$1,295,863,220	$96,671,833	$3,803,602	$185,797	$58,046	$9,705	$1,396,592,203

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$8,436	$2,475	$—	$—	$—	$—	$10,911
30 - 60 days past due	92,644	406	—	—	—	—	93,050
61 - 90 days past due	150,173	376	—	—	—	—	150,549
91 or more days past due	1,118,587	621	—	—	—	—	1,119,208
Total	$1,369,840	$3,878	$—	$—	$—	$—	$1,373,718
Total gross loans							$1,397,965,921

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,171,894,227	$67,248,005	$2,360,641	$41,757	$14,047	$3,465	$1,241,562,142
30 - 60 days past due	45,623,659	5,538,291	133,436	6,006	—	—	51,301,392
61 - 90 days past due	29,268,423	4,820,038	126,494	5,572	—	—	34,220,527
91 or more days past due	49,076,912	19,065,498	1,183,032	132,462	43,999	6,239	69,508,142
Total	$1,295,863,221	$96,671,832	$3,803,603	$185,797	$58,046	$9,704	$1,396,592,203

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$—	$—	$—	$—	$—	$—	$—
30 - 60 days past due	87,950	—	—	—	—	—	87,950
61 - 90 days past due	164,821	—	—	—	—	—	164,821
91 or more days past due	1,117,069	3,878	—	—	—	—	1,120,947
Total	$1,369,840	$3,878	$—	$—	$—	$—	$1,373,718
Total gross loans							$1,397,965,921

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,174,237,761	$53,652,011	$1,554,144	$64,233	$5,142	$1,491	$1,229,514,782
30 - 60 days past due	47,346,331	3,661,493	77,857	6,714	—	—	51,092,395
61 - 90 days past due	33,012,804	3,030,052	44,129	7,643	—	—	36,094,628
91 or more days past due	54,851,010	14,940,345	735,493	182,547	31,721	10,593	70,751,709
Total	$1,309,447,906	$75,283,901	$2,411,623	$261,137	$36,863	$12,084	$1,387,453,514

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,932,607	$—	$—	$—	$—	$—	$1,932,607
30 - 60 days past due	609,844	—	—	—	—	—	609,844
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	409	19,194	—	—	—	—	19,603
Total	$2,542,860	$19,194	$—	$—	$—	$—	$2,562,054
Total gross loans							$1,390,015,568

The following table provides a breakdown of the Company’s gross charge-offs by year of origination at June 30, 2023:

	Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total
2018 and prior	$5,007	$—	$5,007
2019	12,727	—	12,727
2020	104,287	—	104,287
2021	2,943,366	—	2,943,366
2022	47,396,816	4,627	47,401,443
2023	253,212	3,000	256,212
Total	$50,715,415	$7,627	$50,723,042

The following table provides a breakdown of the Company’s gross charge-offs by year of origination at June 30, 2022:

	Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total
2017 and prior	$5,663	$—	$5,663
2018	13,855	—	13,855
2019	138,663	—	138,663
2020	1,509,992	—	1,509,992
2021	65,867,200	14,163	65,881,363
2022	1,649,742	67,104	1,716,846
Total	$69,185,115	$81,267	$69,266,382

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, FICO scores, percent of loan balances that are paying and percentage of gross loans that are acquired loans. From time to time, the Company will make changes, as deemed appropriate, to our new borrower underwriting guidance. As a result, management also considers whether a change in our new borrower underwriting might suggest a change is needed to the allowance for credit losses. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment do not have a significant impact on loans outstanding at the end of a particular reporting period. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate.

The following table presents a roll forward of the allowance for credit losses for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Beginning balance	$125,552,733	$134,242,862
Provision for credit losses	46,602,012	85,822,267
Charge-offs	(50,723,042)	(69,266,382)
Recoveries[1]	7,911,285	4,851,932
Net charge-offs	(42,811,757)	(64,414,450)
Ending Balance	$129,342,988	$155,650,679

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2023:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,192,949	$5,159,304	$3,946,507	$7,533,473	$16,639,284	$77,832,233
6 to 17 months	97,270,965	6,044,736	4,167,086	7,578,864	17,790,686	115,061,651
18 to 35 months	133,608,163	6,116,113	3,508,885	5,909,343	15,534,341	149,142,504
36 to 59 months	219,635,566	8,468,545	4,959,167	7,858,701	21,286,413	240,921,979
60+ months	760,876,263	21,892,627	12,251,890	18,613,056	52,757,573	813,633,836

Tax advance loans	10,912	93,049	150,549	1,119,208	1,362,806	1,373,718
Total gross loans	1,272,594,818	47,774,374	28,984,084	48,612,645	125,371,103	1,397,965,921
Unearned interest, insurance and fees	(345,890,705)	(12,985,054)	(7,877,861)	(13,212,895)	(34,075,810)	(379,966,515)
Total net loans	$926,704,113	$34,789,320	$21,106,223	$35,399,750	$91,295,293	$1,017,999,406

Percentage of period-end gross loans receivable		3.4%	2.1%	3.5%	9.0%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

1 Recoveries during the three months ended June 30, 2023 include $4.4 million in proceeds related to the recurring sales of charge-offs. This gain on sale is included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$64,615,314	$5,451,276	$4,407,751	$7,329,327	$17,188,354	$81,803,668
6 to 17 months	113,946,833	6,527,355	4,655,441	8,520,559	19,703,355	133,650,188
18 to 35 months	120,125,821	5,336,994	3,727,331	6,206,041	15,270,366	135,396,187
36 to 59 months	223,734,062	8,070,011	4,839,000	7,771,182	20,680,193	244,414,255
60+ months	742,335,503	20,311,125	11,395,713	18,146,875	49,853,713	792,189,216

Tax advance loans	1,936,131	610,580	4,845	10,498	625,923	2,562,054
Total gross loans	1,266,693,664	46,307,341	29,030,081	47,984,482	123,321,904	1,390,015,568
Unearned interest, insurance and fees	(343,255,876)	(12,548,627)	(7,866,737)	(13,003,109)	(33,418,473)	(376,674,349)
Total net loans	$923,437,788	$33,758,714	$21,163,344	$34,981,373	$89,903,431	$1,013,341,219

Percentage of period-end gross loans receivable		3.3%	2.1%	3.5%	8.9%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$59,258,540	$5,113,469	$4,075,349	$9,384,875	$18,573,693	$77,832,233
6 to 17 months	93,865,123	6,127,267	4,571,045	10,498,216	21,196,528	115,061,651
18 to 35 months	129,848,141	6,471,807	4,158,292	8,664,264	19,294,363	149,142,504
36 to 59 months	214,011,449	9,223,244	5,966,254	11,721,032	26,910,530	240,921,979
60+ months	744,578,889	24,365,605	15,449,587	29,239,755	69,054,947	813,633,836

Tax advance loans	—	87,950	164,821	1,120,947	1,373,718	1,373,718
Total gross loans	1,241,562,142	51,389,342	34,385,348	70,629,089	156,403,779	1,397,965,921
Unearned interest, insurance and fees	(337,456,038)	(13,967,600)	(9,345,922)	(19,196,955)	(42,510,477)	(379,966,515)
Total net loans	$904,106,104	$37,421,742	$25,039,426	$51,432,134	$113,893,302	$1,017,999,406

Percentage of period-end gross loans receivable		3.7%	2.5%	5.1%	11.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,850,142	$5,320,659	$4,864,498	$9,768,369	$19,953,526	$81,803,668
6 to 17 months	109,694,389	6,892,610	5,613,468	11,449,721	23,955,799	133,650,188
18 to 35 months	115,711,782	5,721,694	4,499,010	9,463,701	19,684,405	135,396,187
36 to 59 months	217,821,239	8,991,995	6,078,488	11,522,533	26,593,016	244,414,255
60+ months	724,437,230	24,165,437	15,039,164	28,547,385	67,751,986	792,189,216

Tax advance loans	1,932,607	609,844	—	19,603	629,447	2,562,054
Total gross loans	1,231,447,389	51,702,239	36,094,628	70,771,312	158,568,179	1,390,015,568
Unearned interest, insurance and fees	(333,704,639)	(14,010,568)	(9,781,128)	(19,178,014)	(42,969,710)	(376,674,349)
Total net loans	$897,742,750	$37,691,671	$26,313,500	$51,593,298	$115,598,469	$1,013,341,219

Percentage of period-end gross loans receivable		3.7%	2.6%	5.1%	11.4%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended June 30, 2023 and June 30, 2022, the Company reversed a total of $6.3 million and $9.0 million, respectively, of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three months ended June 30, 2023 and 2022:

	Nonaccrual Loans Receivable
Customer Tenure	As of June 30, 2023	As of March 31, 2023	Interest Income Recognized for the three months ended June 30, 2023	Interest Income Recognized for the three months ended June 30, 2022
0 to 5 months	$14,146,363	$15,781,494	$326,773	$503,963
6 to 17 months	15,831,823	18,288,714	476,870	378,450
18 to 35 months	13,705,732	15,551,806	464,668	628,781
36 to 59 months	18,983,213	19,745,397	609,507	503,362
60+ months	48,292,974	49,285,814	1,737,871	1,658,281

Tax advance loans	1,299,860	19,603	—	—
Unearned interest, insurance and fees	(30,512,209)	(32,158,640)	—	—
Total	$81,747,756	$86,514,188	$3,615,689	$3,672,837

As of June 30, 2023 and March 31, 2023, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 5 – LEASES

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets have amortized over the useful life of the asset, rather than over the lease term. As of June 30, 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Lease Cost
Finance lease cost	$—	$103,302
Amortization of right-of-use assets	—	102,278
Interest on lease liabilities	—	1,024
Operating lease cost	$6,141,171	$6,662,311
Variable lease cost	$1,030,675	$931,084
Total lease cost	$7,171,846	$7,696,697

The following table reports other information about the Company's leases for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,324,218	$6,724,592
Operating cash flows from finance leases	—	1,024
Operating cash flows from operating leases	6,324,218	6,689,425
Financing cash flows from finance leases	—	34,143
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,046,251	$5,352,690
Weighted-average remaining lease term — finance leases	—	0.4 years
Weighted average remaining lease term — operating leases	7.1 years	7.2 years
Weighted-average discount rate — finance leases	—%	6.0%
Weighted-average discount rate — operating leases	6.1%	6.1%

The aggregate annual lease obligations as of June 30, 2023 are as follows:

Operating Leases
Remainder of 2024	$17,407,197
2025	19,180,075
2026	15,695,818
2027	11,797,164
2028	9,231,916
Thereafter	28,762,038
Total undiscounted lease liability	$102,074,208
Imputed interest	20,085,310
Total discounted lease liability	$81,988,898

The Company had no leases with related parties at June 30, 2023 or March 31, 2023.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2023	2022
Basic:
Weighted average common shares outstanding (denominator)	5,772,733	5,740,835

Diluted:
Weighted average common shares outstanding	5,772,733	5,740,835
Dilutive potential common shares[2]	118,566	—
Weighted average diluted shares outstanding (denominator)	5,891,299	5,740,835

Options to purchase 309,371 and 341,880 shares of common stock at various prices were outstanding during the three months ended June 30, 2023 and 2022, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three months ended June 30, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2023, there were a total of 149,174 shares of common stock remaining available for grant under the plans.

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

Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board approved and adopted a long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders’ interest by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares will vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

The Performance Share performance targets are set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Restricted Stock Eligible for Vesting (Percentage of Award)
$16.35	40%
$20.45	60%

The Restricted Stock awards typically vest in six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

The Service Options typically vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Service Options have a 10-year term.

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

Stock Options

There were no options issued during the three months ended June 30, 2023. The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2022 was $80.87.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended June 30,
	2023	2022

Dividend yield	—%	—%
Expected volatility	—%	55.96%
Average risk-free rate	—%	2.94%
Expected life	—	5.9 years

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

Option activity for the three months ended June 30, 2023 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	314,742		$104.41
Granted during period	—		—
Exercised during period	(7,540)		94.07
Forfeited during period	(6,018)		120.31
Expired during period	—		—
Options outstanding, end of period	301,184	[3]	$104.35	5.6 years	$9,920,060
Options exercisable, end of period	107,217		$100.66	4.8 years	$3,943,955

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all option holders exercised their options as of June 30, 2023. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended June 30, 2023 and 2022 was as follows:
3 Of the 301,184 options outstanding, 80,793 are not yet exercisable based solely on fulfilling a service condition and another 113,174 are not yet exercisable based solely on fulfilling the performance condition described further above.

	June 30, 2023	June 30, 2022

Three months ended	$215,135	$430,466

As of June 30, 2023, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $2.4 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Restricted Stock

During the first three months of fiscal 2024, the Company granted 1,875 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $103.78 per share.

During fiscal 2023, the Company granted 3,250 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $129.85 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $1.1 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of June 30, 2023, there was approximately $3.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2023, and changes during the three months ended June 30, 2023, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2023	460,614	$101.82
Granted during the period	1,875	103.78
Vested during the period	—	—
Forfeited during the period	—	—
Outstanding at June 30, 2023	462,489	$101.83

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income (loss) during the three month periods ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,
	2023	2022
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$313,347	$768,055
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	1,099,351	3,048,003
Total stock-based compensation related to equity classified awards	$1,412,698	$3,816,058

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022
Acquisitions:
Number of loan portfolios acquired through asset purchases	—	35
Total acquisitions	—	35

Purchase price	$—	$19,700,844

Tangible assets:
Loans receivable, net	—	23,547,972

Purchase price amount below carrying value of net tangible assets[4]	$—	$(3,847,128)

Non-compete agreements	$—	$215,000

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the three months ended June 30, 2023 and 2022.

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
4 As a result of the asset purchase during the first quarter of fiscal 2023, the Company recorded a $3.1 million gain, net of $917.4 thousand income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transaction resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

The estimated results of all acquisitions have been included in the Company’s Consolidated Financial Statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 9 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2023, the Company's senior notes payable consisted of a $685.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $785.0 million provided that certain conditions are met.

At June 30, 2023, $299.8 million was outstanding under the Company's credit facility, not including a $524.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2023. The letter of credit expires on December 31, 2023; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 9.6% annualized and 7.0%, respectively. At June 30, 2023, the unused amount available under the revolving credit facility was $366.3 million and borrowings under the revolving credit facility mature on June 7, 2024.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During fiscal 2023, the Company repurchased and extinguished $9.1 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

During the first three months of fiscal 2024. the Company repurchased and extinguished $2.0 million of its Notes, net of $24.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $1.54 million. In accordance with ASC 470, the Company recognized the $0.4 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at June 30, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events, (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible loans receivable that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of June 30, 2023 are as follows:

Amount
Remainder of 2024	$—
2025	299,776,031
2026	—
2027	288,860,000
2028	—
Total future debt payments	$588,636,031

NOTE 10 – INCOME TAXES

As of June 30, 2023 and March 31, 2023, the Company had $1.2 million and $1.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $0.9 million and $0.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2023, approximately $0.5 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $313.1 thousand accrued for gross interest as of June 30, 2023, and accrued $20.2 thousand during the three months ended June 30, 2023.

Investment in HTC was $21.7 million and $23.0 million as of June 30, 2023 and March 31, 2023, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. For the three months ended June 30, 2023 and 2022, the Company recognized net amortization from these investments of $1.3 million and $0.9 million, respectively, in income tax expense. For the three months ended June 30, 2023 and 2022, the Company recognized tax benefits from these investments of $1.5 million and $0.5 million, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate totaled 22.8% for the quarter ended June 30, 2023 compared to 20.2% for the prior year quarter. The increase is primarily due to the tax benefit related to the bargain purchase recorded as a discrete item in the prior year quarter. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year quarter.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Derivative Litigation

On September 25, 2020, a shareholder filed a derivative complaint in South Carolina state court, Paul Parshall v. World Acceptance et al., against the Company as the nominal defendant and certain current and former directors and officers as defendants. Pointing to the Company’s resolution with the SEC and DOJ of the Mexico investigation previously disclosed, the complaint alleged violations of South Carolina law, including breaches of fiduciary duties and corporate waste, and that the Company has suffered damages as a result of those alleged breaches. The complaint sought unspecified monetary damages from the individual defendants, equitable and/or injunctive relief, disgorgement of compensation from the individual defendants, and attorneys’ fees and costs. Because the complaint was derivative in nature, it did not seek monetary damages from the Company. On July 6, 2023, the Court issued a Final Order and Judgment approving the April 19, 2023 Stipulation and Agreement of Settlement dated March 31, 2023, by and among: the plaintiff, derivatively on behalf of the Company; (ii) the individual defendants; and (iii) the Company. The Final Order and Judgment resulted in a non-material payment by the Company.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 18, 2023, the Company amended its revolving credit agreement ("Tenth Amendment") to, among other things, (i) reduce the total commitments under the facility from $685 million to $580 million; (ii) increase the amount available under the accordion feature from $100 million to $150 million (for a total commitment, if the full accordion is borrowed, of $730 million); (iii) extend the maturity from June 7, 2024 to June 7, 2026; (iv) change the ratio of Net Income Available for Fixed Charges to Fixed Charges from not less than 2.75 to 1.0 to not less than 2.25 to 1.0 starting with the fiscal quarter ending March 31, 2024; and (v) replace certain lenders and amend the commitment levels of certain lenders.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation, employee misconduct or misconduct by third parties, uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans, labor unrest the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's most recent annual report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make, except to the extent required by law.

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2023	2022
	(Dollars in thousands)
Gross loans receivable	$1,397,966	$1,641,798
Average gross loans receivable (1)	1,388,662	1,575,548
Net loans receivable (2)	1,017,999	1,194,508
Average net loans receivable (3)	1,013,007	1,152,981

Expenses as a percentage of total revenue:
Provision for credit losses	33.4%	54.3%
General and administrative	48.9%	45.4%
Interest expense	8.8%	7.1%
Operating income as a % of total revenue (4)	17.7%	0.3%

Loan volume (5)	721,234	932,379

Net charge-offs as percent of average net loans receivable on an annualized basis	16.9%	22.3%

Return on average assets (trailing 12 months)	3.3%	2.5%

Return on average equity (trailing 12 months)	10.7%	7.5%

Branches opened or acquired (merged or closed), net	(18)	(21)

Branches open (at period end)	1,055	1,146
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

Comparison of three months ended June 30, 2023 versus three months ended June 30, 2022

Gross loans outstanding decreased to $1.40 billion as of June 30, 2023, a 14.9% decrease from the $1.64 billion of gross loans outstanding as of June 30, 2022. During the most recent quarter, we saw a decrease in borrowing from new, former, and refinance customers compared to the same quarter of the prior year due to the tighter underwriting standards implemented in prior quarters. During the three months ended June 30, 2023 our unique borrowers increased by 1.5% compared to an increase of 0.2% during the three months ended June 30, 2022.

Net income for the three months ended June 30, 2023 increased to $9.5 million, a 211.3% increase from a net loss of $8.6 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $24.2 million, or 5,419.6%, compared to the same period of the prior fiscal year.

Revenues for the three months ended June 30, 2023 decreased by $18.6 million, or 11.8%, to $139.3 million from $157.9 million for the same period of the prior year. Interest and fee income for the three months ended June 30, 2023 decreased by $13.6 million, or 10.4%, from the same period of the prior year due to a decrease in loans outstanding. The decrease was primarily due to a 14.0% decrease in average gross earning loans (total gross loans less gross loans 60 days or more contractually past due and tax advances).

Insurance and other income for the three months ended June 30, 2023 decreased by $5.0 million, or 18.1%, from the same period of the prior year. Insurance income decreased by approximately $1.0 million, or 5.9%, during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income decreased by $4.0 million. Other income in the prior year's first quarter includes a $3.1 million bargain purchase gain related to an acquisition.

The provision for credit losses decreased $39.2 million, or 45.7%, to $46.6 million from $85.8 million when comparing the first quarter of fiscal 2024 to the first quarter of fiscal 2023. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2024	FY 2023	Difference	Reconciliation
Beginning Allowance - March 31	$125.5	$134.2	$(8.7)
Change due to Growth	$0.7	$10.5	$(9.8)	$(9.8)
Change due to Expected Loss Rate on Performing Loans	$3.5	$16.8	$(13.3)	$(13.3)
Change due to 90 day past due	$(0.4)	$(5.9)	$5.5	$5.5
Ending Allowance - June 30	$129.3	$155.6	$(26.3)	$(17.6)
Net Charge-offs	$42.8	$64.4	$(21.6)	$(21.6)
Provision	$46.6	$85.8	$(39.2)	$(39.2)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision benefited from substantially lower charge-offs, smaller increases in expected loss rates, and slower growth in the portfolio. The three most important factors impacting the expected loss rates on performing loans are recent actual loss performance, changes in mix of the portfolio tenure, and a seasonality factor.

Net charge-offs for the quarter decreased $21.6 million, from $64.4 million in the first quarter of fiscal 2023 to $42.8 million in the first quarter of fiscal 2024. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased from 22.3% in the first quarter of fiscal 2023 to 16.9% in the first quarter of fiscal 2024. Net charge-offs during the period include $4.4 million in proceeds related to recurring sales of charge-offs.

The Company's allowance for credit losses as a percentage of net loans was 12.7% at June 30, 2023 compared to 13.0% at June 30, 2022. Accounts that were 61 days or more past due on a recency basis were 5.6% of the portfolio at June 30, 2023 and 6.9% of the portfolio at June 30, 2022.

We experienced significant improvement in recency delinquency on accounts at least 90 days past due, improving from 4.1% at June 30, 2022, to 3.5% at June 30, 2023. Recency delinquency for accounts 0-89 days past due also improved from 23.0% at June 30, 2022, to 20.2% at June 30, 2023.

G&A expenses for the three months ended June 30, 2023 decreased by $3.5 million, or 4.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 45.4% during the three months ended June 30, 2022 to 48.9% during the three months ended June 30, 2023. G&A expenses per average open branch decreased by 3.8% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $41.8 million for the three months ended June 30, 2023, a $3.4 million, or 7.5%, decrease over the three months ended June 30, 2022. Benefit expense decreased approximately $1.7 million, or 18.4%, when comparing the quarterly periods ended June 30, 2023 and 2022. Incentive expense decreased $3.3 million, or 34.2%. This was offset by a $1.1 million, or 3.6%, increase in salary expense when comparing the two quarterly periods ended June 30, 2023 and 2022. The decrease in incentive expense is mostly due to a $1.9 million decrease in share based compensation and bonus expense. On July 1, 2022, we increased base wages for our Financial Service Representatives to a minimum of approximately $15 an hour and eliminated the monthly bonus for the same position. The increase in salary expense is mostly due to the increased base wages for our Financial Service Representatives as mentioned above, partially offset by our headcount as of June 30, 2023, decreasing by 5.3% compared to June 30, 2022.

Occupancy and equipment expense totaled $12.6 million for the three months ended June 30, 2023, a $0.6 million, or 4.6%, decrease over the three months ended June 30, 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The current year includes $0.3 million in expense related to the merger of branches during the quarter. For the three months ended June 30, 2023, the average open branches decreased 8.4% compared to the three months ended June 30, 2022.

Advertising expense increased $0.5 million, or 24.5%, in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended June 30, 2023, a $62.8 thousand, or 5.5%, decrease over the three months ended June 30, 2022.

Other expense totaled $9.9 million for the three months ended June 30, 2023, remaining relatively flat compared to the three month ended June 30, 2022.
Interest expense for the three months ended June 30, 2023 increased by $1.1 million, or 9.6%, from the corresponding three months of the previous year. The increase in interest expense was due to a 42% increase in the effective interest rate from 6.0% to 8.5%, partially offset by a 20.0% decrease in the average debt outstanding, from $741.7 million to $593.2 million. The Company’s senior debt-to-equity ratio decreased from 2.2:1 at June 30, 2022 to 1.5:1 at June 30, 2023. The Company repurchased and extinguished $2.0 million of its Notes, net of $24.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $1.54 million.

Other key return ratios for the three months ended June 30, 2023 included a 3.3% return on average assets and a return on average equity of 10.7% (both on a trailing 12-month basis), as compared to a 2.5% return on average assets and a return on average equity of 7.5% (both on a trailing 12-month basis) for the three months ended June 30, 2022.

The Company’s effective income tax rate increased to 22.8% for the three months ended June 30, 2023 compared to 20.2% for the corresponding period of the previous year. The increase is primarily due to the tax benefit related to the bargain purchase recorded as a discrete item in the prior year quarter. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year quarter.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”); however, the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). However, on October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals held in Cmty. Fin.l Servs. Ass’n of Am., Ltd. v. Consumer Fin. Prot. Bureau, that the CFPB’s funding structure violated the U.S. Constitution’s Appropriations Clause, which requires that all expenditures of federal funds be approved by Congress. On this ground, it vacated the Rule. The decision will be binding in the Fifth Circuit’s jurisdiction, covering Louisiana, Texas and Mississippi, and persuasive in other circuits until there’s a competing case to contradict it. The CFPB has filed a certiorari petition asking the U.S. Supreme Court to review the Fifth Circuit’s panel decision. The Supreme Court has scheduled oral arguments on October 3, 2023 and it is possible that a decision may not be issued until the end of the Court’s term in June 2024. Implementation of the Rule’s payment requirements is uncertain, but if it were to take effect it could require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

In its Fall 2015 rulemaking agenda, the CFPB stated that it expected to conduct a rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. However, this initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking, and its Fall 2022 rulemaking agenda showed no planned activity in this area. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. While the CFPB has not yet initiated rulemaking for defining larger participants in the installment lending market, its Spring 2023 rulemaking agenda indicates that the CFPB is considering rules to define larger participants in markets for consumer payments, suggesting that the CFPB has renewed its focus on further identifying larger participants for purposes of its supervision program. Even in the absence of a larger participant rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). On April 25, 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities that pose risks to consumers.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2023 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2023 was $59.7 million.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

On September 27, 2021, we issued a $300 million in aggregate principal amount of 7.0% senior notes due 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company may use the proceeds of certain equity offerings to redeem up to 40% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During fiscal 2023, the Company repurchased and extinguished $9.1 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

During the first three months of fiscal 2024. the Company repurchased and extinguished $2.0 million of its Notes, net of $24.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $1.54 million. In accordance with ASC 470, the Company recognized the $0.4 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of June 30, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $34.0 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $524.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus .10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At June 30, 2023, the aggregate commitments under the revolving credit facility were $685.0 million. The $524.0 thousand letter of credit outstanding under the subfacility expires on December 31, 2023; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 62% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 9.6% annualized and 7.0%, respectively. At June 30, 2023, the unused amount available under the revolving credit facility was $366.3 million and borrowings under the revolving credit facility mature on June 7, 2024.

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

The Company was in compliance with these covenants at June 30, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

The agreement contains events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events, (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible loans receivable that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2023 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $34.0 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors. As of June 30, 2023, the Company's debt outstanding was $585.4 million, net of $3.2 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $396.9 million resulting in a debt-to-equity ratio of 1.5:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgement and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, qualitative factors, and reasonable and supportable forecasts.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of the Company’s common stock at the time of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of assumptions, including expected volatility, risk-free interest rate and expected life.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $299.8 million at June 30, 2023. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus .10% and an applicable margin of 3.5%. Based on the outstanding balance at June 30, 2023, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.0 million on an annual basis.

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

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the CEO and CFO do not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the unaudited Consolidated Financial Statements included in this report for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2023 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2023:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1 through April 30, 2023	—	$—	—	$1,123,544
May 1 through May 31, 2023	—	—	—	1,123,544
June 1 through June 30, 2023	—	—	—	1,123,544
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2023.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.01	Tenth Amendment to Amended and Restated Revolving Credit Facility, dated July 18, 2023, including the Amended and Restated Revolving Credit Facility attached as Exhibit A thereto		8-K	10.1 10.2	07-18-23
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2023 and June 30, 2022;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2023 and June 30, 2022;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and June 30, 2022; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 3, 2023