Form 10-Q
period 2023-09-30
WORLD ACCEPTANCE CORP
filed 2023-11-03
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

The number of outstanding shares of the issuer’s common stock, no par value, as of October 27, 2023 was 6,224,831.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$18,785,970	$16,508,935
Gross loans receivable	1,379,513,967	1,390,015,568
Less:
Unearned interest, insurance and fees	(370,312,342)	(376,674,349)
Allowance for credit losses	(128,892,192)	(125,552,733)
Loans receivable, net	880,309,433	887,788,486
Operating lease right‐of‐use assets, net	80,396,803	81,289,240
Property and equipment, net	23,695,862	23,926,080
Deferred income taxes, net	41,857,758	41,722,361
Other assets, net	40,125,544	43,422,669
Goodwill	7,370,791	7,370,791
Intangible assets, net	13,157,700	15,289,579
Total assets	$1,105,699,861	$1,117,318,141

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$276,555,903	$307,910,824
Senior unsecured notes payable, net	284,378,749	287,352,892
Income taxes payable	1,946,851	2,532,766
Operating lease liability	82,948,163	83,735,002
Accounts payable and accrued expenses	49,847,400	50,559,920
Total liabilities	695,677,066	732,091,404

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,246,818 and 6,231,082 shares at September 30, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	287,246,730	288,071,839
Retained earnings	122,776,065	97,154,898
Total shareholders' equity	410,022,795	385,226,737

Total liabilities and shareholders' equity	$1,105,699,861	$1,117,318,141

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Revenues:
Interest and fee income	$116,953,114	$130,461,548	$233,572,028	$260,666,938
Insurance and other income, net	19,922,207	20,796,630	42,627,084	48,509,528
Total revenues	136,875,321	151,258,178	276,199,112	309,176,466

Expenses:
Provision for credit losses	40,463,066	68,620,146	87,065,078	154,442,413
General and administrative expenses:
Personnel	38,437,364	45,294,668	80,229,451	90,473,013
Occupancy and equipment	12,428,506	13,490,914	25,048,246	26,725,611
Advertising	2,241,707	1,009,797	4,991,251	3,218,192
Amortization of intangible assets	1,062,563	1,106,050	2,131,879	2,238,154
Other	8,777,372	8,792,876	18,671,889	18,689,730
Total general and administrative expenses	62,947,512	69,694,305	131,072,716	141,344,700

Interest expense	12,543,238	13,032,418	24,785,487	24,206,765
Total expenses	115,953,816	151,346,869	242,923,281	319,993,878

Income (loss) before income taxes	20,921,505	(88,691)	33,275,831	(10,817,412)

Income tax expense (benefit)	4,839,086	548,888	7,654,664	(1,613,361)

Net income (loss)	$16,082,419	$(637,579)	$25,621,167	$(9,204,051)

Net income (loss) per common share:
Basic	$2.78	$(0.11)	$4.44	$(1.61)
Diluted	$2.71	$(0.11)	$4.33	$(1.61)
Weighted average common shares outstanding:
Basic	5,780,061	5,726,469	5,776,417	5,733,613
Diluted	5,938,705	5,726,469	5,915,023	5,733,613

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2023	6,240,497	$290,193,831	$106,693,646	$396,887,477
Proceeds from exercise of stock options	4,203	360,676	—	360,676
Stock-based compensation related to restricted stock, net of cancellations ($0)	2,118	1,066,500	—	1,066,500
Stock-based compensation (reversal) related to stock options	—	(4,374,277)	—	(4,374,277)
Net income	—	—	16,082,419	16,082,419
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795

	Three months ended September 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2022	6,280,721	$285,126,690	$67,356,437	$352,483,127
Stock-based compensation related to restricted stock, net of cancellations ($0)	1,000	3,143,874	—	3,143,874
Stock-based compensation related to stock options	—	676,704	—	676,704
Net loss	—	—	(637,579)	(637,579)
Balances at September 30, 2022	6,281,721	$288,947,268	$66,718,858	$355,666,126

	Six months ended September 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	11,743	1,069,970	—	1,069,970
Stock-based compensation related to restricted stock, net of cancellations ($0)	3,993	2,165,851	—	2,165,851
Stock-based compensation (reversal) related to stock options	—	(4,060,930)	—	(4,060,930)
Net income	—	—	25,621,167	25,621,167
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795

	Six months ended September 30, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	4,300	403,547	—	403,547
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Stock-based compensation related to restricted stock, net of cancellations ($0)	2,750	6,191,877	—	6,191,877
Stock-based compensation related to stock options	—	1,444,759	—	1,444,759
Cumulative effect of adoption of ASU 2023-02	—	—	(1,880,346)	(1,880,346)
Net loss	—	—	(9,204,051)	(9,204,051)
Balances at September 30, 2022	6,281,721	$288,947,268	$66,718,858	$355,666,126

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$25,621,167	$(9,204,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,131,879	2,238,154
Accrued unearned interest	(1,861,155)	(3,205,855)
Amortization of deferred loan cost	6,613,208	8,007,538
Gain on extinguishment of senior unsecured notes payable	(621,776)	—
Amortization of debt issuance costs	995,155	745,810
Provision for credit losses	87,065,078	154,442,413
Depreciation	3,230,062	3,016,033
Amortization of finance leases	—	204,552
Gain on asset acquisitions, net of income tax	—	(3,708,344)
Gain on sale of property and equipment	(62,085)	(29,962)
Deferred income tax benefit	(135,397)	(8,579,264)
Stock-based compensation (reversal) related to stock option and restricted stock plans, net of cancellations	(1,895,079)	7,636,636
Change in accounts:
Other assets, net	3,303,326	(6,307,587)
Income taxes payable	(585,915)	(5,067,372)
Accounts payable and accrued expenses	(712,520)	(3,531,037)
Net cash provided by operating activities	123,085,948	136,657,664
Cash flows from investing activities:
Increase in loans receivable, net	(84,338,078)	(149,437,154)
Cash paid for acquisitions, primarily loans	—	(22,314,902)
Purchases of property and equipment	(3,198,907)	(3,132,033)
Proceeds from the sale of property and equipment	261,148	283,927
Net cash used in investing activities	(87,275,837)	(174,600,162)
Cash flow from financing activities:
Borrowings from senior notes payable	123,726,963	182,426,096
Payments on senior notes payable	(155,081,884)	(128,500,000)
Payments for extinguished senior unsecured notes payable	(2,829,375)	—
Debt issuance costs associated with senior unsecured notes payable	—	(104,656)
Payments for debt extinguishment costs	(8,750)	—
Debt issuance costs associated with senior notes payable	(410,000)	(430,136)
Proceeds from exercise of stock options	1,069,970	403,547
Repayment of finance lease	—	(80,067)
Repurchase of common stock	—	(14,314,088)
Net cash provided by (used in) financing activities	(33,533,076)	39,400,696
Net change in cash and cash equivalents	2,277,035	1,458,198
Cash and cash equivalents at beginning of period	16,508,935	19,236,322
Cash and cash equivalents at end of period	$18,785,970	$20,694,520

Supplemental Disclosures:
Interest paid during the period	$24,526,424	$24,513,429
Income taxes paid during the period	$7,171,889	$10,772,869
Finance lease right-of-use assets, net transferred to property and equipment, net	$—	$402,960

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2023 and 2022 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2023, and the results of operations and cash flows for the periods ended September 30, 2023 and 2022, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.4 million and $4.9 million as of September 30, 2023 and March 31, 2023, respectively.

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

As a result of adopting ASU 2023-02, Investments- Equity Method and Joint Venture (Topic 323), in March 2023 with an effective date of April 1, 2022, previously reported net loss for the three and six months ended September 30, 2022 and shareholders' equity as of September 30, 2022 were immaterially impacted to conform to the modified retrospective application of this newly adopted ASU.

Recently Adopted Accounting Standards

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminated the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of ASU 2022-02 on April 1, 2023 expanded our write-off disclosures, but had no other impact on the Company’s Consolidated Financial Statements.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, senior notes payable, and senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of approximately less than twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable, consisting of a senior revolving credit facility has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		September 30, 2023		March 31, 2023
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$18,785,970	$18,785,970	$16,508,935	$16,508,935
Loans receivable, net	3	880,309,433	880,309,433	887,788,486	887,788,486

LIABILITIES
Senior unsecured notes payable	2	287,360,000	246,175,565	290,860,000	218,127,548
Senior notes payable	3	276,555,903	276,555,903	307,910,824	307,910,824

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 or March 31, 2023.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	September 30, 2023	March 31, 2023
0 to 5 months	$78,905,707	$81,803,668
6 to 17 months	98,860,782	133,650,188
18 to 35 months	151,877,424	135,396,187
36 to 59 months	226,824,412	244,414,255
60+ months	822,888,964	792,189,216

Tax advance loans	156,678	2,562,054
Total gross loans	$1,379,513,967	$1,390,015,568

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,169,455,712	$72,966,809	$4,066,741	$113,411	$22,705	$6,064	$1,246,631,442
30 - 60 days past due	44,868,140	6,430,788	458,895	53,300	24,474	2,567	51,838,164
61 - 90 days past due	26,627,657	3,480,427	143,063	5,984	9,473	4,000	30,270,604
91 or more days past due	42,123,820	8,031,158	446,165	13,578	2,358	—	50,617,079
Total	$1,283,075,329	$90,909,182	$5,114,864	$186,273	$59,010	$12,631	$1,379,357,289

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$33,367	$1,850	$—	$—	$—	$—	$35,217
30 - 60 days past due	34,884	—	—	—	—	—	34,884
61 - 90 days past due	27,612	188	—	—	—	—	27,800
91 or more days past due	58,777	—	—	—	—	—	58,777
Total	$154,640	$2,038	$—	$—	$—	$—	$156,678
Total gross loans							$1,379,513,967

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,148,997,074	$63,198,145	$3,210,332	$36,714	$12,494	$296	$1,215,455,055
30 - 60 days past due	49,700,949	5,031,320	205,934	1,533	—	3,082	54,942,818
61 - 90 days past due	32,676,887	4,570,414	146,508	2,939	1,218	—	37,397,966
91 or more days past due	51,700,417	18,109,303	1,552,092	145,088	45,298	9,252	71,561,450
Total	$1,283,075,327	$90,909,182	$5,114,866	$186,274	$59,010	$12,630	$1,379,357,289

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$21,277	$—	$—	$—	$—	$—	$21,277
30 - 60 days past due	24,279	—	—	—	—	—	24,279
61 - 90 days past due	27,076	—	—	—	—	—	27,076
91 or more days past due	82,008	2,038	—	—	—	—	84,046
Total	$154,640	$2,038	$—	$—	$—	$—	$156,678
Total gross loans							$1,379,513,967

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

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and six months ended September 30, 2023:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total	Loans	Tax advance loans	Total
2018 and prior	$2,721	$—	$2,721	$7,728	$—	$7,728
2019	4,811	—	4,811	17,538	—	17,538
2020	40,176	—	40,176	144,463	—	144,463
2021	1,703,191	—	1,703,191	4,646,557	—	4,646,557
2022	33,423,002	621	33,423,623	80,819,818	5,248	80,825,066
2023	15,457,320	1,138,748	16,596,068	15,710,532	1,141,748	16,852,280
Total	$50,631,221	$1,139,369	$51,770,590	$101,346,636	$1,146,996	$102,493,632

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and six months ended September 30, 2022:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total	Loans	Tax advance loans	Total
2017 and prior	$3,783	$—	$3,783	$9,446	$—	$9,446
2018	6,739	—	6,739	20,594	—	20,594
2019	37,082	—	37,082	175,745	—	175,745
2020	640,303	—	640,303	2,150,295	—	2,150,295
2021	40,824,718	5,459	40,830,177	106,691,918	19,622	106,711,540
2022	29,602,144	1,962,912	31,565,056	31,251,886	2,030,016	33,281,902
Total	$71,114,769	$1,968,371	$73,083,140	$140,299,884	$2,049,638	$142,349,522

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. All loans that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. Loans are charged-off at the earlier of 120 days past due on a recency basis or when deemed uncollectible. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, FICO scores, percent of loan balances that are paying and percentage of gross loans that are acquired loans. From time to time, the Company will make changes, as deemed appropriate, to our new borrower underwriting guidance. As a result, management also considers whether a change in our new borrower underwriting might suggest a change is needed to the allowance for credit losses. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period.

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

The following table presents a roll forward of the allowance for credit losses for the three and six months ended September 30, 2023 and 2022:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Beginning balance	$129,342,988	$155,650,679	$125,552,733	$134,242,862
Provision for credit losses	40,463,066	68,620,146	87,065,078	154,442,413
Charge-offs	(51,770,590)	(73,083,140)	(102,493,632)	(142,349,522)
Recoveries[1]	10,856,728	4,704,415	18,768,013	9,556,347
Net charge-offs	(40,913,862)	(68,378,725)	(83,725,619)	(132,793,175)
Ending Balance	$128,892,192	$155,892,100	$128,892,192	$155,892,100

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2023:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,025,284	$5,443,334	$4,574,581	$7,862,508	$17,880,423	$78,905,707
6 to 17 months	83,064,106	5,500,634	3,587,259	6,708,783	15,796,676	98,860,782
18 to 35 months	133,577,220	6,989,457	4,294,465	7,016,282	18,300,204	151,877,424
36 to 59 months	203,744,178	9,098,337	5,316,135	8,665,762	23,080,234	226,824,412
60+ months	765,220,654	24,806,402	12,498,164	20,363,744	57,668,310	822,888,964

Tax advance loans	35,217	34,884	27,800	58,777	121,461	156,678
Total gross loans	1,246,666,659	51,873,048	30,298,404	50,675,856	132,847,308	1,379,513,967
Unearned interest, insurance and fees	(336,723,807)	(10,890,630)	(8,467,754)	(14,230,151)	(33,588,535)	(370,312,342)
Total net loans	$909,942,852	$40,982,418	$21,830,650	$36,445,705	$99,258,773	$1,009,201,625

Percentage of period-end gross loans receivable		3.8%	2.2%	3.7%	9.6%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

1 Recoveries during the six months ended September 30, 2023 include $12.5 million in proceeds related to the sales of charge-offs, for which $4.9 million relates to bulk sales of charge-offs from prior periods and $7.6 million relates to recurring sales of charge-offs. This gain on sale is included as a component of Provision for credit losses in the Consolidated Statements of Operations. There were no sales of charge-offs during the six months ended September 30, 2022.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$64,615,314	$5,451,276	$4,407,751	$7,329,327	$17,188,354	$81,803,668
6 to 17 months	113,946,833	6,527,355	4,655,441	8,520,559	19,703,355	133,650,188
18 to 35 months	120,125,821	5,336,994	3,727,331	6,206,041	15,270,366	135,396,187
36 to 59 months	223,734,062	8,070,011	4,839,000	7,771,182	20,680,193	244,414,255
60+ months	742,335,503	20,311,125	11,395,713	18,146,875	49,853,713	792,189,216

Tax advance loans	1,936,131	610,580	4,845	10,498	625,923	2,562,054
Total gross loans	1,266,693,664	46,307,341	29,030,081	47,984,482	123,321,904	1,390,015,568
Unearned interest, insurance and fees	(343,255,876)	(12,548,627)	(7,866,737)	(13,003,109)	(33,418,473)	(376,674,349)
Total net loans	$923,437,788	$33,758,714	$21,163,344	$34,981,373	$89,903,431	$1,013,341,219

Percentage of period-end gross loans receivable		3.3%	2.1%	3.5%	8.9%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$59,438,082	$5,368,315	$4,770,167	$9,329,143	$19,467,625	$78,905,707
6 to 17 months	79,867,971	5,551,390	4,201,751	9,239,670	18,992,811	98,860,782
18 to 35 months	129,875,077	7,216,599	5,118,286	9,667,462	22,002,347	151,877,424
36 to 59 months	198,055,342	9,700,757	6,631,090	12,437,223	28,769,070	226,824,412
60+ months	748,218,582	27,105,757	16,676,672	30,887,953	74,670,382	822,888,964

Tax advance loans	21,278	24,279	27,076	84,045	135,400	156,678
Total gross loans	1,215,476,332	54,967,097	37,425,042	71,645,496	164,037,635	1,379,513,967
Unearned interest, insurance and fees	(329,722,233)	(10,789,771)	(10,392,242)	(19,408,096)	(40,590,109)	(370,312,342)
Total net loans	$885,754,099	$44,177,326	$27,032,800	$52,237,400	$123,447,526	$1,009,201,625

Percentage of period-end gross loans receivable		4.0%	2.7%	5.2%	11.9%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,850,142	$5,320,659	$4,864,498	$9,768,369	$19,953,526	$81,803,668
6 to 17 months	109,694,389	6,892,610	5,613,468	11,449,721	23,955,799	133,650,188
18 to 35 months	115,711,782	5,721,694	4,499,010	9,463,701	19,684,405	135,396,187
36 to 59 months	217,821,239	8,991,995	6,078,488	11,522,533	26,593,016	244,414,255
60+ months	724,437,230	24,165,437	15,039,164	28,547,385	67,751,986	792,189,216

Tax advance loans	1,932,607	609,844	—	19,603	629,447	2,562,054
Total gross loans	1,231,447,389	51,702,239	36,094,628	70,771,312	158,568,179	1,390,015,568
Unearned interest, insurance and fees	(333,704,639)	(14,010,568)	(9,781,128)	(19,178,014)	(42,969,710)	(376,674,349)
Total net loans	$897,742,750	$37,691,671	$26,313,500	$51,593,298	$115,598,469	$1,013,341,219

Percentage of period-end gross loans receivable		3.7%	2.6%	5.1%	11.4%

The Company elected not to record an allowance for credit losses for accrued interest as outlined in ASC 326-20-30-5A. Loans are placed on nonaccrual status when management determines that the full payment of principal and collection of interest according to contractual terms is no longer likely. The accrual of interest is discontinued when a loan is 61 days or more past the contractual due date. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. While a loan is on nonaccrual status, interest revenue is recognized only when a payment is received. Once a loan moves to nonaccrual status, it remains in nonaccrual status until it is paid out, charged off or refinanced. During the three months ended September 30, 2023 and September 30, 2022, the Company reversed a total of $7.1 million and $11.4 million, respectively, of unpaid accrued interest against interest income. During the six months ended September 30, 2023 and
September 30, 2022, the Company reversed a total of $13.4 million and $20.4 million, respectively, of unpaid accrued interest against interest income.

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and six months ended September 30, 2023 and 2022:

	Nonaccrual Loans Receivable
Customer Tenure	As of September 30, 2023	As of March 31, 2023	Interest Income Recognized for the three months ended September 30, 2023	Interest Income Recognized for the three months ended September 30, 2022	Interest Income Recognized for the six months ended September 30, 2023	Interest Income Recognized for the six months ended September 30, 2022
0 to 5 months	$14,589,794	$15,781,494	$245,175	$537,625	$571,948	$1,041,588
6 to 17 months	14,037,737	18,288,714	371,909	386,764	848,779	765,214
18 to 35 months	15,425,066	15,551,806	387,714	568,310	852,382	1,197,091
36 to 59 months	20,205,905	19,745,397	571,850	548,019	1,181,357	1,051,381
60+ months	50,445,844	49,285,814	1,550,214	1,606,056	3,288,085	3,264,337

Tax advance loans	152,773	19,603	—	—	—	—
Unearned interest, insurance and fees	(30,831,880)	(32,158,640)	—	—	—	—
Total	$84,025,239	$86,514,188	$3,126,862	$3,646,774	$6,742,551	$7,319,611

As of September 30, 2023 and March 31, 2023, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets have amortized over the useful life of the asset, rather than over the lease term. As of September 30, 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2023 and 2022:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Lease Cost
Finance lease cost	$—	$102,673	$—	$205,975
Amortization of right-of-use assets	—	102,274	—	204,552
Interest on lease liabilities	—	399	—	1,423
Operating lease cost	$6,362,566	$7,604,721	$12,836,401	$14,267,032
Variable lease cost	$890,051	$920,545	$1,920,726	$1,851,629
Total lease cost	$7,252,617	$8,627,939	$14,757,127	$16,324,636

The following table reports other information about the Company's leases for the three and six months ended September 30, 2023 and 2022:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,329,622	$6,723,622	$12,699,941	$13,448,214
Operating cash flows from finance leases	—	399	—	1,423
Operating cash flows from operating leases	6,329,622	6,677,299	12,699,941	13,366,724
Financing cash flows from finance leases	—	45,924	—	80,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,946,228	$5,112,689	$8,992,479	$10,465,379
Weighted-average remaining lease term — finance leases	—	—	—	—
Weighted average remaining lease term — operating leases	7.0 years	7.1 years	7.0 years	7.1 years
Weighted-average discount rate — finance leases	—%	—%	—%	—%
Weighted-average discount rate — operating leases	6.2%	6.1%	6.2%	6.1%

The aggregate annual lease obligations as of September 30, 2023 are as follows:

Operating Leases
Remainder of 2024	$11,910,201
2025	20,523,579
2026	17,022,023
2027	12,939,221
2028	10,324,644
Thereafter	30,418,206
Total undiscounted lease liability	$103,137,874
Imputed interest	20,189,711
Total discounted lease liability	$82,948,163

The Company had no leases with related parties at September 30, 2023 or March 31, 2023.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding (denominator)	5,780,061	5,726,469	5,776,417	5,733,613

Diluted:
Weighted average common shares outstanding	5,780,061	5,726,469	5,776,417	5,733,613
Dilutive potential common shares[2]	158,644	—	138,606	—
Weighted average diluted shares outstanding (denominator)	5,938,705	5,726,469	5,915,023	5,733,613

Options to purchase 298,954 and 340,236 shares of common stock at various prices were outstanding during the three months ended September 30, 2023 and 2022, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 303,966 and 341,053 shares of common stock at various prices were outstanding during the six months ended September 30, 2023 and 2022, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.
2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains a 2008 Stock Option Plan, a 2011 Stock Option Plan and a 2017 Stock Incentive Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2023, there were a total of 147,774 shares of common stock remaining available for grant under the plans.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended September 30, 2023 and 2022 was $73.07 and $71.32, respectively. The weighted-average fair value at the grant date for options issued during the six months ended September 30, 2023 and 2022 was $73.07 and $72.56, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022

Dividend yield	—%	—%	—%	—%
Expected volatility	62.67%	56.37%	62.67%	56.32%
Average risk-free rate	4.58%	2.92%	4.58%	2.93%
Expected life	4.6 years	5.8 years	4.6 years	5.8 years

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

Option activity for the six months ended September 30, 2023 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	314,742		$104.41
Granted during period	274		132.16
Exercised during period	(11,743)		91.12
Forfeited during period	(6,018)		120.31
Expired during period	(992)		176.51
Options outstanding, end of period	296,263	[3]	$104.40	5.4 years	$7,894,384
Options exercisable, end of period	102,022		$100.53	4.7 years	$3,113,302

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2023 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of September 30, 2023. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended September 30, 2023 and 2022 was as follows:
3 Of the 296,263 options outstanding, 81,067 are not yet exercisable based solely on fulfilling a service condition and another 113,174 are not yet exercisable based solely on fulfilling the performance condition described further above.

	September 30, 2023	September 30, 2022

Three months ended	$226,175	$—
Six months ended	$441,310	$430,466

As of September 30, 2023, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.7 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Restricted Stock

During the first six months of fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified) to certain vice presidents and senior vice presidents with a grant date weighted average fair value of $120.12 per share.

During fiscal 2023, the Company granted 3,250 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $129.85 per share.

Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company recognized compensation expense of $1.1 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, which is included as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2023, there was approximately $2.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.1 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2023, and changes during the six months ended September 30, 2023, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2023	460,614	$101.82
Granted during the period	3,993	120.12
Vested during the period	—	—
Forfeited during the period	—	—
Outstanding at September 30, 2023	464,607	$105.82

Total Stock-Based Compensation

Total stock-based compensation included as a component of net income (loss) during the three and six month periods ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
Stock-based compensation related to equity classified awards:
Stock-based compensation (reversal) related to stock options[4]	$(4,374,277)	$676,704	$(4,060,930)	$1,444,759
Stock-based compensation related to restricted stock, net of adjustments and exclusive of cancellations	1,066,500	3,143,874	2,165,851	6,191,877
Total stock-based compensation (reversal) related to equity classified awards	$(3,307,777)	$3,820,578	$(1,895,079)	$7,636,636

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2023 and 2022.

	Six months ended September 30,
	2023	2022
Acquisitions:
Number of loan portfolios acquired through asset purchases	—	43
Total acquisitions	—	43

Purchase price	$—	$22,314,902

Tangible assets:
Loans receivable, net	—	27,105,078

Purchase price amount below carrying value of net tangible assets[5]	$—	$(4,790,176)

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

4 During the second quarter of fiscal 2024, it was determined that the Performance Option performance target is no longer probable of being achieved. In accordance with ASC 718, the Company reversed $4.9 million in previously recognized stock-based compensation related to these Performance Options during the second quarter of fiscal 2024.
5 As a result of asset purchases during the first six months of fiscal 2023, the Company recorded a $4.8 million gain, net of $1.1 million income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transaction resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the six months ended September 30, 2023 and 2022.

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

At September 30, 2023, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At September 30, 2023, $276.6 million was outstanding under the Company's credit facility, not including a $524.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of September 30, 2023. The letter of credit expires on December 31, 2023; however, it automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.9 million and $0.6 million for the six months ended September 30, 2023 and 2022, respectively.

For the six months ended September 30, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 9.8% annualized and 7.0%, respectively. At September 30, 2023, the unused amount available under the revolving credit facility was $302.9 million and borrowings under the revolving credit facility mature on June 7, 2026.

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

During the first six months of fiscal 2024, the Company repurchased and extinguished $3.5 million of its Notes, net of $40.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $2.9 million. In accordance with ASC 470, the Company recognized the $0.6 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, and 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26% as of the end of each calendar month (increasing to 28% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at September 30, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of September 30, 2023 are as follows:

Amount
Remainder of 2024	$—
2025	—
2026	—
2027	563,915,903
2028	—
Total future debt payments	$563,915,903

NOTE 10 – INCOME TAXES

As of September 30, 2023 and March 31, 2023, the Company had $1.2 million and $1.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $0.9 million and $0.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2023, approximately $0.5 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $333.3 thousand accrued for gross interest as of September 30, 2023, and accrued $40.5 thousand during the six months ended September 30, 2023.

Investment in HTC was $20.6 million and $23.0 million as of September 30, 2023 and March 31, 2023, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $0.8 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.3 million during the six months ended September 30, 2023 and 2022, respectively, in income tax expense. The Company recognized tax benefits from these investments of $0.9 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $1.0 million during the six months ended September 30, 2023 and 2022, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate totaled 23.1% for the quarter ended September 30, 2023 compared to (618.9)% for the prior year quarter. The difference is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year quarter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including those identified by words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” “believe,” “may,” “will,” “should,” "would," "could," "continue," "forecast," and any variation of the foregoing and similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Therefore, you should not rely on any of these forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross loans receivable	$1,379,514	$1,598,361	$1,379,514	$1,598,361
Average gross loans receivable (1)	1,394,395	1,635,556	1,390,609	1,600,374
Net loans receivable (2)	1,009,202	1,158,705	1,009,202	1,158,705
Average net loans receivable (3)	1,017,773	1,187,295	1,015,017	1,166,656

Expenses as a percentage of total revenue:
Provision for credit losses	29.6%	45.4%	31.5%	50.0%
General and administrative	46.0%	46.1%	47.5%	45.7%
Interest expense	9.2%	8.6%	9.0%	7.8%
Operating income as a % of total revenue (4)	24.4%	8.6%	21.0%	4.3%

Loan volume (5)	668,215	756,477	1,389,449	1,688,856

Net charge-offs as percent of average net loans receivable on an annualized basis	16.1%	23.0%	16.5%	22.8%

Return on average assets (trailing 12 months)	5.0%	1.3%	5.0%	1.3%

Return on average equity (trailing 12 months)	15.2%	4.1%	15.2%	4.1%

Branches opened or acquired (merged or closed), net	(2)	(42)	(20)	(63)

Branches open (at period end)	1,053	1,104	1,053	1,104
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

Comparison of three months ended September 30, 2023 versus three months ended September 30, 2022

Gross loans outstanding decreased to $1.38 billion as of September 30, 2023, a 13.7% decrease from the $1.60 billion of gross loans outstanding as of September 30, 2022. During the most recent quarter, we saw a decrease in borrowing from new, former, and refinance customers compared to the same quarter of fiscal 2022 due to the tighter underwriting standards implemented in prior quarters. During the three months ended September 30, 2023 our unique borrowers increased by 1.0% compared to a decrease of 5.1% during the three months ended September 30, 2022.

Net income for the three months ended September 30, 2023 increased to $16.1 million, a 2,622.4% increase from a net loss of $0.6 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $20.5 million, or 158.5%, compared to the same period of the prior fiscal year.

Revenues for the three months ended September 30, 2023 decreased by $14.4 million, or 9.5%, to $136.9 million from $151.3 million for the same period of the prior year. Interest and fee income for the three months ended September 30, 2023 decreased by $13.5 million, or 10.4%, from the same period of the prior year due to a decrease in loans outstanding. The decrease was primarily due to an 11.6% decrease in average gross earning loans (total gross loans less gross loans 60 days or more contractually past due and tax advances).

Insurance and other income for the three months ended September 30, 2023 decreased by $0.9 million, or 4.2%, from the same period of the prior year. Insurance income decreased by approximately $1.3 million, or 7.8%, during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income increased by $0.4 million.

The provision for credit losses decreased $28.1 million, or 41.0%, to $40.5 million from $68.6 million when comparing the second quarter of fiscal 2024 to the second quarter of fiscal 2023. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2024	FY 2023	Difference	Reconciliation
Beginning Allowance - June 30	$129.3	$155.7	$(26.4)
Change due to Growth	$(1.6)	$(4.1)	$2.5	$2.5
Change due to Expected Loss Rate on Performing Loans	$(1.2)	$(3.6)	$2.4	$2.4
Change due to 90 day past due	$2.4	$7.9	$(5.5)	$(5.5)
Ending Allowance - September 30	$128.9	$155.9	$(27.0)	$(0.6)
Net Charge-offs	$40.9	$68.4	$(27.5)	$(27.5)
Provision	$40.5	$68.6	$(28.1)	$(28.1)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision benefited from substantially lower charge-offs and smaller increases in loans 90 days past due.

Net charge-offs for the quarter decreased $27.5 million, from $68.4 million in the second quarter of fiscal 2023 to $40.9 million in the second quarter of fiscal 2024. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased from 23.0% in the second quarter of fiscal 2023 to 16.1% in the second quarter of fiscal 2024. Net charge-offs during the period include $8.1 million in proceeds related to the sale of charge-offs, for which $4.9 million relates to bulk sales of charge-offs from prior periods and $3.2 million relates to recurring sales of charge-offs.

The Company's allowance for credit losses as a percentage of net loans was 12.8% at September 30, 2023 compared to 13.5% at September 30, 2022. Accounts that were 61 days or more past due on a recency basis were 5.9% of the portfolio at September 30, 2023 and 8.0% of the portfolio at September 30, 2022.

We experienced significant improvement in recency delinquency on accounts at least 90 days past due, improving from 5.0% at September 30, 2022, to 3.7% at September 30, 2023. Recency delinquency for accounts 0-89 days past due also improved from 23.5% at September 30, 2022, to 22.1% at September 30, 2023.

G&A expenses for the three months ended September 30, 2023 decreased by $6.7 million, or 9.7%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 46.1% during the three months ended September 30, 2022 to 46.0% during the three months ended September 30, 2023. G&A expenses per average open branch decreased by 3.3% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $38.4 million for the three months ended September 30, 2023, a $6.9 million, or 15.1%, decrease over the three months ended September 30, 2022. Benefit expense increased approximately $1.2 million, or 15.0%, when comparing the quarterly periods ended September 30, 2023 and 2022. Incentive expense decreased $7.3 million, or 93.9%. Salary expense decreased $0.6 million, or 1.9%, when comparing the two quarterly periods ended September 30, 2023 and 2022. The decrease in incentive expense is mostly due to a decrease in share-based compensation of $4.9 million related to the reversal of the expense associated with the third tranche of our performance-based share plan, since the Company determined it is no longer probable to achieve the target required for the third tranche to vest, which was set at earnings per share of $25.30 over four consecutive quarters.

Occupancy and equipment expense totaled $12.4 million for the three months ended September 30, 2023, a $1.1 million, or 7.9%, decrease over the three months ended September 30, 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The prior year's second quarter includes $0.7 million in expense related to the merger of branches during the quarter. For the three months ended September 30, 2023, the average open branches decreased 6.6% compared to the three months ended September 30, 2022.

Advertising expense increased $1.2 million, or 122.0%, in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended September 30, 2023, a $43.5 thousand, or 3.9%, decrease over the three months ended September 30, 2022.

Other expense totaled $8.8 million for the three months ended September 30, 2023, remaining relatively flat compared to the three months ended September 30, 2022.
Interest expense for the three months ended September 30, 2023 decreased by $0.5 million, or 3.8%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 25.2% decrease in the average debt outstanding from $775.6 million to $580.4 million partially offset by a 30% increase in the effective interest rate from 6.7% to 8.7%. The Company’s senior debt-to-equity ratio decreased from 2.1:1 at September 30, 2022 to 1.4:1 at September 30, 2023. The Company repurchased and extinguished $1.5 million of its Notes, net of $16.0 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $1.3 million.

Other key return ratios for the three months ended September 30, 2023 included a 5.0% return on average assets and a return on average equity of 15.2% (both on a trailing 12-month basis), as compared to a 1.3% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis) for the three months ended September 30, 2022.

The Company’s effective income tax rate increased to 23.1% for the three months ended September 30, 2023 compared to (618.9)% for the corresponding period of the previous year. The difference is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year quarter.

Comparison of six months ended September 30, 2023 versus six months ended September 30, 2022

Gross loans outstanding decreased to $1.38 billion as of September 30, 2023, a 13.7% decrease from the $1.60 billion of gross loans outstanding as of September 30, 2022. During the six months ended September 30, 2023 our number of unique borrowers in the portfolio decreased by 9.4% compared to a decrease of 2.3% during the six months ended September 30, 2022.

Net income for the six months ended September 30, 2023 increased to $25.6 million, a 378.4% increase from the $9.2 million loss reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $44.7 million, or 333.6%.

Revenues decreased by $33.0 million, or 10.7%, to $276.2 million during the six months ended September 30, 2023 from $309.2 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding.

Interest and fee income for the six months ended September 30, 2023 decreased by $27.1 million, or 10.4%, from the same period of the prior year. Net loans outstanding at September 30, 2023 decreased by 12.9% over the balance at September 30, 2022. Average net loans outstanding decreased by 13.0% for the six months ended September 30, 2023 compared to the six-month period ended September 30, 2022.

Insurance commissions and other income for the six months ended September 30, 2023 decreased by $5.9 million, or 12.1%, from the same period of the prior year. Insurance commissions decreased by approximately $2.3 million, or 6.8%, during the six months ended September 30, 2023 when compared to the six months ended September 30, 2022. Other income decreased by $3.6 million. Sales of our motor club product decreased by $1.5 million as sales opportunities decreased with lower originations.

The provision for credit losses decreased $67.3 million, or 43.6%, to $87.1 million from $154.4 million when comparing the first two quarters of fiscal 2024 to the first two quarters of fiscal 2023. This decrease was primarily driven by a $49.1 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 22.8% in the first two quarters of fiscal 2023 to 16.5% in the first two quarters of fiscal 2024. Net charge-offs during the period include $12.5 million in proceeds related to the sales of charge-offs, for which $4.9 million relates to bulk sales of charge-offs from prior periods and $7.6 million relates to recurring sales of charge-offs.

G&A expenses for the six months ended September 30, 2023 decreased by $10.3 million, or 7.3%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 45.7% during the first six months of fiscal 2023 to 47.5% during the first six months of fiscal 2024. G&A expenses per average open branch increased by 0.1% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $80.2 million for the six months ended September 30, 2023, a $10.2 million, or 11.3%, decrease over the six months ended September 30, 2022. Salary expense decreased approximately $0.4 million, or 0.7%, when comparing the two six month periods ended September 30, 2023 and 2022. Our headcount as of September 30, 2023, decreased 6.2% compared to September 30, 2022. Benefit expense decreased approximately $0.5 million, or 3.0%, when comparing the six month periods ended September 30, 2023 and 2022. Incentive expense decreased $10.7 million, or 60.8%, mostly due to the reversal of the expense associated with the third tranche of our performance-based share plan as discussed above.

Occupancy and equipment expense totaled $25.0 million for the six months ended September 30, 2023, a $1.7 million, or 6.3%, decrease over the six months ended September 30, 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2023, the average occupancy and equipment expense per branch increased to $23.7 thousand, up from $23.4 thousand for the six months ended September 30, 2022. The prior year includes $1.1 million in expense related to the merger of branches during the period.

Advertising expense totaled $5.0 million for the six months ended September 30, 2023, a $1.8 million, or 55.1%, increase over the six months ended September 30, 2022 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $2.1 million for the six months ended September 30, 2023, a $106.3 thousand, or 4.7%, decrease over the six months ended September 30, 2022.

Other expense totaled $18.7 million for the six months ended September 30, 2023, remaining relatively flat compared to the six months ended September 30, 2022.
Interest expense for the six months ended September 30, 2023 increased by $0.6 million, or 2.4%, from the corresponding six months of the previous year. The increase in interest expense was due to a 35.2% increase in the effective interest rate from 6.4% to 8.6%, offset by a 22.4% decrease in the average debt outstanding, from $755.4 million to $586.5 million.

Other key return ratios for the first six months of fiscal 2024 included a 5.0% return on average assets and a return on average equity of 15.2% (both on a trailing 12-month basis), as compared to a 1.3% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis) for the first six months of fiscal 2023.

The Company’s effective income tax rate increased to 23.0% for the six months ended September 30, 2023 compared to 14.9% for the corresponding period of the previous year. The increase is primarily due to the tax benefit related to the bargain purchase recorded as a discrete item in the prior year. This was partially offset by the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”); however, the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). However, on October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals held in Cmty. Fin.l Servs. Ass’n of Am., Ltd. v. Consumer Fin. Prot. Bureau, that the CFPB’s funding structure violated the U.S. Constitution’s Appropriations Clause, which requires that all expenditures of federal funds be approved by Congress. On this ground, it vacated the Rule. The decision will be binding in the Fifth Circuit’s jurisdiction, covering Louisiana, Texas and Mississippi, and persuasive in other circuits until there’s a competing case to contradict it. The CFPB has filed a certiorari petition asking the U.S. Supreme Court to review the Fifth Circuit’s panel decision. The Supreme Court heard oral arguments on October 3, 2023 and it is possible that a decision may not be issued until the end of the Court’s term in June 2024. Implementation of the Rule’s payment requirements is uncertain, but if it were to take effect it could require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

In its Fall 2015 rulemaking agenda, the CFPB stated that it expected to conduct a rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. However, this initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking, and its Spring 2023 rulemaking agenda showed no planned activity in this area. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. While the CFPB has not yet initiated rulemaking for defining larger participants in the installment lending market, its Spring 2023 rulemaking agenda indicates that the CFPB is considering rules to define larger participants in markets for consumer payments, suggesting that the CFPB has renewed its focus on further identifying larger participants for purposes of its supervision program. Even in the absence of a larger participant rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). On April 25, 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities that pose risks to consumers.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2023 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2023 was $123.1 million.

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

During the first six months of fiscal 2024, the Company repurchased and extinguished $3.5 million of its Notes, net of $40.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $2.9 million. In accordance with ASC 470, the Company recognized the $0.6 million gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of September 30, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $42.0 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $524.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At September 30, 2023, the aggregate commitments under the revolving credit facility were $580.0 million. The $524.0 thousand letter of credit outstanding under the subfacility expires on December 31, 2023; however, it automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the six months ended September 30, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 9.8% annualized and 7.0%, respectively. At September 30, 2023, the unused amount available under the revolving credit facility was $302.9 million and borrowings under the revolving credit facility mature on June 7, 2026.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, and 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month (increasing to 28.0% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at September 30, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of September 30, 2023, the Company's debt outstanding was $560.9 million, net of $3.0 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $410.0 million resulting in a debt-to-equity ratio of 1.4:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Share Repurchase Program

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2023, the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $42.0 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $276.6 million at September 30, 2023. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance at September 30, 2023, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $2.8 million on an annual basis.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On February 24, 2022, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2023 the Company had $1.1 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2023:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1 through July 31, 2023	—	$—	—	$1,123,544
August 1 through August 31, 2023	—	—	—	1,123,544
September 1 through September 30, 2023	—	—	—	1,123,544
Total for the quarter	—	$—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2023.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.01	Tenth Amendment to Amended and Restated Revolving Credit Facility, dated July 18, 2023, including the Amended and Restated Revolving Credit Facility attached as Exhibit A thereto		8-K	10.1 10.2	07-18-23
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2023 and September 30, 2022;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2023 and September 30, 2022;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and September 30, 2022; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 3, 2023