Form 10-Q
period 2023-12-31
WORLD ACCEPTANCE CORP
filed 2024-02-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023
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

The number of outstanding shares of the issuer’s common stock, no par value, as of February 1, 2024 was 6,080,276.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of years since a customer was first serviced by the Company
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due 2026 issued on September 27, 2021
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Cash and cash equivalents	$12,775,524	$16,508,935
Gross loans receivable	1,400,621,989	1,390,015,568
Less:
Unearned interest, insurance and fees	(372,310,672)	(376,674,349)
Allowance for credit losses	(121,082,068)	(125,552,733)
Loans receivable, net	907,229,249	887,788,486
Income taxes receivable	1,716,789	—
Operating lease right‐of‐use assets, net	80,049,367	81,289,240
Property and equipment, net	23,195,803	23,926,080
Deferred income taxes, net	37,047,569	41,722,361
Other assets, net	38,046,804	43,422,669
Goodwill	7,370,791	7,370,791
Intangible assets, net	12,106,773	15,289,579
Total assets	$1,119,538,669	$1,117,318,141

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$305,089,480	$307,910,824
Senior unsecured notes payable, net	279,915,756	287,352,892
Income taxes payable	—	2,532,766
Operating lease liability	82,471,106	83,735,002
Accounts payable and accrued expenses	45,043,161	50,559,920
Total liabilities	712,519,503	732,091,404

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 6,073,299 and 6,231,082 shares at December 31, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	284,870,280	288,071,839
Retained earnings	122,148,886	97,154,898
Total shareholders' equity	407,019,166	385,226,737

Total liabilities and shareholders' equity	$1,119,538,669	$1,117,318,141

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Revenues:
Interest and fee income	$118,665,105	$126,201,028	$352,237,133	$386,867,966
Insurance and other income, net	19,084,282	20,331,122	61,711,366	68,840,650
Total revenues	137,749,387	146,532,150	413,948,499	455,708,616

Expenses:
Provision for credit losses	40,631,994	59,608,655	127,697,072	214,051,068
General and administrative expenses:
Personnel	39,890,187	40,700,713	120,119,638	131,173,726
Occupancy and equipment	12,090,198	12,932,456	37,138,444	39,658,067
Advertising	3,721,155	1,323,671	8,712,406	4,541,863
Amortization of intangible assets	1,050,926	1,114,540	3,182,805	3,352,694
Other	9,156,841	8,880,014	27,828,730	27,569,744
Total general and administrative expenses	65,909,307	64,951,394	196,982,023	206,296,094

Interest expense	11,689,924	14,070,458	36,475,411	38,277,223
Total expenses	118,231,225	138,630,507	361,154,506	458,624,385

Income (loss) before income taxes	19,518,162	7,901,643	52,793,993	(2,915,769)

Income tax expense	2,853,344	2,097,057	10,508,008	483,696

Net income (loss)	$16,664,818	$5,804,586	$42,285,985	$(3,399,465)

Net income (loss) per common share:
Basic	$2.89	$1.01	$7.32	$(0.59)
Diluted	$2.84	$0.99	$7.17	$(0.59)
Weighted average common shares outstanding:
Basic	5,772,503	5,761,954	5,775,108	5,743,094
Diluted	5,860,117	5,857,490	5,896,716	5,743,094

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795
Proceeds from exercise of stock options	11,104	948,441	—	948,441
Common stock repurchases	(148,765)	—	(17,291,997)	(17,291,997)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(35,858)	(3,514,473)	—	(3,514,473)
Stock-based compensation related to stock options	—	189,582	—	189,582
Net income	—	—	16,664,818	16,664,818
Balances at December 31, 2023	6,073,299	$284,870,280	$122,148,886	$407,019,166

	Three months ended December 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2022	6,281,721	$288,947,268	$66,718,858	$355,666,126
Proceeds from exercise of stock options	1,296	82,825	—	82,825
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,543,001)	(54,408)	(3,222,444)	—	(3,222,444)
Stock-based compensation related to stock options	—	425,120	—	425,120
Net income	—	—	5,804,586	5,804,586
Balances at December 31, 2022	6,228,609	$286,232,769	$72,523,444	$358,756,213

	Nine months ended December 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	22,847	2,018,412	—	2,018,412
Common stock repurchases	(148,765)		(17,291,997)	(17,291,997)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(31,865)	(1,348,623)	—	(1,348,623)
Stock-based compensation (reversal) related to stock options	—	(3,871,348)	—	(3,871,348)
Net income	—	—	42,285,985	42,285,985
Balances at December 31, 2023	6,073,299	$284,870,280	$122,148,886	$407,019,166

	Nine months ended December 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	5,596	486,372	—	486,372
Common stock repurchases	(73,643)	—	(14,314,088)	(14,314,088)
Stock-based compensation related to restricted stock, net of cancellations ($2,543,001)	(51,658)	2,969,433	—	2,969,433
Stock-based compensation related to stock options	—	1,869,879	—	1,869,879
Cumulative effect of adoption of ASU 2023-02	—	—	(1,880,346)	(1,880,346)
Net loss	—	—	(3,399,465)	(3,399,465)
Balances at December 31, 2022	6,228,609	$286,232,769	$72,523,444	$358,756,213

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$42,285,985	$(3,399,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	3,182,805	3,352,694
Accrued unearned interest	(4,225,244)	(2,253,757)
Amortization of deferred loan cost	10,285,733	12,187,196
Gain on extinguishment of senior unsecured notes payable	(1,162,581)	—
Amortization of debt issuance costs	1,338,352	1,170,040
Provision for credit losses	127,697,072	214,051,068
Depreciation	4,937,169	4,648,277
Amortization of finance leases	—	204,552
Gain on asset acquisitions, net of income tax	—	(3,708,344)
Loss (gain) on sale of property and equipment	(95,621)	21,261
Deferred income tax expense (benefit)	4,674,792	(3,665,493)
Stock-based compensation (reversal) related to equity classified awards	(2,396,197)	7,382,313
Change in accounts:
Other assets, net	5,213,994	(6,579,852)
Income taxes payable	(4,249,555)	(8,295,947)
Accounts payable and accrued expenses	(5,516,759)	(9,241,015)
Net cash provided by operating activities	181,969,945	205,873,528
Cash flows from investing activities:
Increase in loans receivable, net	(153,198,324)	(189,511,989)
Cash paid for acquisitions, primarily loans	—	(22,314,902)
Purchases of property and equipment	(4,419,445)	(4,517,809)
Proceeds from the sale of property and equipment	308,174	349,792
Net cash used in investing activities	(157,309,595)	(215,994,908)
Cash flow from financing activities:
Borrowings from senior notes payable	215,066,622	251,431,701
Payments on senior notes payable	(217,887,966)	(221,914,242)
Payments for extinguished senior unsecured notes payable	(6,978,717)	—
Debt issuance costs associated with senior unsecured notes payable	—	(104,656)
Payments for debt extinguishment costs	(20,625)	—
Debt issuance costs associated with senior notes payable	(475,716)	(1,115,136)
Proceeds from exercise of stock options	2,018,412	486,372
Payments for taxes related to net share settlement of equity awards	(2,823,774)	(2,543,001)
Repayment of finance lease	—	(80,067)
Repurchase of common stock	(17,291,997)	(14,314,088)
Net cash provided by (used in) financing activities	(28,393,761)	11,846,883
Net change in cash and cash equivalents	(3,733,411)	1,725,503
Cash and cash equivalents at beginning of period	16,508,935	19,236,322
Cash and cash equivalents at end of period	$12,775,524	$20,961,825

Supplemental Disclosures:
Interest paid during the period	$41,233,947	$42,834,034
Income taxes paid during the period	$7,726,889	$10,772,869
Finance lease right-of-use assets, net transferred to property and equipment, net	$—	$402,960

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2023 and 2022 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2023, and the results of operations and cash flows for the periods ended December 31, 2023 and 2022, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.6 million and $4.9 million as of December 31, 2023 and March 31, 2023, respectively.

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

As a result of adopting ASU 2023-02, Investments- Equity Method and Joint Venture (Topic 323), in March 2023 with an effective date of April 1, 2022, previously reported net income for the three months ended December 31, 2022, net loss for the nine months ended December 31, 2022 and shareholders' equity as of December 31, 2022 were immaterially impacted to conform to the modified retrospective application of this newly adopted ASU.

Recently Adopted Accounting Standards

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminated the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, for public business entities, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The adoption of ASU 2022-02 on April 1, 2023 expanded our gross charge-off disclosures, but had no other impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's Consolidated Financial Statements and related disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to expand annual disclosures to 1) include specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold and 2) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. ASU 2023-09 also requires entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign, among other changes. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company's Consolidated Financial Statements and related disclosures.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the Consolidated Financial Statements and related disclosures as a result of future adoption.

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

		December 31, 2023		March 31, 2023
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$12,775,524	$12,775,524	$16,508,935	$16,508,935
Loans receivable, net	3	907,229,249	907,229,249	887,788,486	887,788,486

LIABILITIES
Senior unsecured notes payable	2	282,610,000	257,517,058	290,860,000	218,127,548
Senior notes payable	3	305,089,480	305,089,480	307,910,824	307,910,824

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 or March 31, 2023.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2023	March 31, 2023
0 to 5 months	$88,474,205	$81,803,668
6 to 17 months	83,641,505	133,650,188
18 to 35 months	154,272,047	135,396,187
36 to 59 months	212,663,970	244,414,255
60+ months	861,562,368	792,189,216

Tax advance loans	7,894	2,562,054
Total gross loans	$1,400,621,989	$1,390,015,568

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,199,541,510	$67,910,482	$4,917,687	$119,767	$36,259	$8,904	$1,272,534,609
30 - 60 days past due	39,988,200	5,754,817	604,508	28,282	15,556	3,633	46,394,996
61 - 90 days past due	25,958,915	3,677,614	285,870	14,542	18,404	1,843	29,957,188
91 or more days past due	43,659,995	7,522,539	512,369	21,530	5,091	5,778	51,727,302
Total	$1,309,148,620	$84,865,452	$6,320,434	$184,121	$75,310	$20,158	$1,400,614,095

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,294	$—	$—	$—	$—	$—	$2,294
30 - 60 days past due	2,508	—	—	—	—	—	2,508
61 - 90 days past due	3,092	—	—	—	—	—	3,092
91 or more days past due	—	—	—	—	—	—	—
Total	$7,894	$—	$—	$—	$—	$—	$7,894
Total gross loans							$1,400,621,989

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,188,126,383	$60,651,793	$3,944,841	$52,853	$12,484	$652	$1,252,789,006
30 - 60 days past due	40,230,196	3,897,049	250,587	941	1,006	—	44,379,779
61 - 90 days past due	28,592,002	3,484,278	236,372	1,646	—	296	32,314,594
91 or more days past due	52,200,038	16,832,332	1,888,635	128,681	61,820	19,210	71,130,716
Total	$1,309,148,619	$84,865,452	$6,320,435	$184,121	$75,310	$20,158	$1,400,614,095

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$—	$—	$—	$—	$—	$—	$—
30 - 60 days past due	439	—	—	—	—	—	439
61 - 90 days past due	1,714	—	—	—	—	—	1,714
91 or more days past due	5,741	—	—	—	—	—	5,741
Total	$7,894	$—	$—	$—	$—	$—	$7,894
Total gross loans							$1,400,621,989

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

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and nine months ended December 31, 2023:

	Three months ended December 31,			Nine months ended December 31,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total	Loans	Tax advance loans	Total
2018 and prior	$1,958	$—	$1,958	$9,686	$—	$9,686
2019	2,448	—	2,448	19,986	—	19,986
2020	32,909	—	32,909	177,372	—	177,372
2021	943,234	—	943,234	5,589,791	—	5,589,791
2022	15,175,088	188	15,175,276	95,994,906	5,436	96,000,342
2023	38,460,870	118,287	38,579,157	54,171,402	1,260,035	55,431,437
Total	$54,616,507	$118,475	$54,734,982	$155,963,143	$1,265,471	$157,228,614

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and nine months ended December 31, 2022:

	Three months ended December 31,			Nine months ended December 31,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination by Calendar Year	Loans	Tax advance loans	Total	Loans	Tax advance loans	Total
2017 and prior	$656	$—	$656	$10,102	$—	$10,102
2018	19,203	—	19,203	39,797	—	39,797
2019	158,346	—	158,346	334,091	—	334,091
2020	441,199	—	441,199	2,591,494	—	2,591,494
2021	19,276,965	263	19,277,228	125,968,883	19,885	125,988,768
2022	66,102,716	383,534	66,486,250	97,354,602	2,413,550	99,768,152
Total	$85,999,085	$383,797	$86,382,882	$226,298,969	$2,433,435	$228,732,404

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

The following table presents a roll forward of the allowance for credit losses for the three and nine months ended December 31, 2023 and 2022:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Beginning balance	$128,892,192	$155,892,100	$125,552,733	$134,242,862
Provision for credit losses	40,631,994	59,608,655	127,697,072	214,051,068
Charge-offs	(54,734,982)	(86,382,882)	(157,228,614)	(228,732,404)
Recoveries[1]	6,292,864	15,421,670	25,060,877	24,978,017
Net charge-offs	(48,442,118)	(70,961,212)	(132,167,737)	(203,754,387)
Ending Balance	$121,082,068	$144,539,543	$121,082,068	$144,539,543

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2023:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,723,005	$5,258,173	$4,431,184	$8,061,843	$17,751,200	$88,474,205
6 to 17 months	70,403,444	4,322,410	2,974,763	5,940,888	13,238,061	83,641,505
18 to 35 months	136,529,566	6,306,026	4,251,454	7,185,001	17,742,481	154,272,047
36 to 59 months	191,171,843	7,712,458	5,057,386	8,722,283	21,492,127	212,663,970
60+ months	803,706,751	22,795,929	13,242,401	21,817,287	57,855,617	861,562,368

Tax advance loans	2,294	2,508	3,092	—	5,600	7,894
Total gross loans	1,272,536,903	46,397,504	29,960,280	51,727,302	128,085,086	1,400,621,989
Unearned interest, insurance and fees	(340,464,381)	(9,305,045)	(8,165,777)	(14,375,469)	(31,846,291)	(372,310,672)
Total net loans	$932,072,522	$37,092,459	$21,794,503	$37,351,833	$96,238,795	$1,028,311,317

Percentage of period-end gross loans receivable		3.3%	2.1%	3.7%	9.1%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

1 Recoveries during the three and nine months ended December 31, 2023 include $3.7 million and $16.2 million, respectively, in proceeds from the sales of charge-offs. For the three months ended December 31, 2023, $0.8 million relates to bulk sales of charge-offs from prior periods and $2.9 million relates to recurring sales of charge-offs. For the nine months ended December 31, 2023, $5.7 million relates to bulk sales of charge-offs from prior periods and $10.5 million relates to recurring sales of charge-offs. Recoveries during the three and nine months ended December 31, 2022 include $11.4 million in proceeds related to the sale of charge-offs, for which $8.4 million relates to bulk sales of charge-offs from prior periods and $3.0 million relates to recurring sales of charge-offs The gain on sale is included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$64,615,314	$5,451,276	$4,407,751	$7,329,327	$17,188,354	$81,803,668
6 to 17 months	113,946,833	6,527,355	4,655,441	8,520,559	19,703,355	133,650,188
18 to 35 months	120,125,821	5,336,994	3,727,331	6,206,041	15,270,366	135,396,187
36 to 59 months	223,734,062	8,070,011	4,839,000	7,771,182	20,680,193	244,414,255
60+ months	742,335,503	20,311,125	11,395,713	18,146,875	49,853,713	792,189,216

Tax advance loans	1,936,131	610,580	4,845	10,498	625,923	2,562,054
Total gross loans	1,266,693,664	46,307,341	29,030,081	47,984,482	123,321,904	1,390,015,568
Unearned interest, insurance and fees	(343,255,876)	(12,548,627)	(7,866,737)	(13,003,109)	(33,418,473)	(376,674,349)
Total net loans	$923,437,788	$33,758,714	$21,163,344	$34,981,373	$89,903,431	$1,013,341,219

Percentage of period-end gross loans receivable		3.3%	2.1%	3.5%	8.9%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at December 31, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$69,745,014	$5,057,373	$4,433,801	$9,238,017	$18,729,191	$88,474,205
6 to 17 months	68,600,697	3,932,710	3,077,743	8,030,355	15,040,808	83,641,505
18 to 35 months	134,132,918	5,933,072	4,509,138	9,696,919	20,139,129	154,272,047
36 to 59 months	187,676,345	7,282,389	5,443,963	12,261,273	24,987,625	212,663,970
60+ months	792,634,032	22,174,235	14,849,949	31,904,152	68,928,336	861,562,368

Tax advance loans	—	439	1,714	5,741	7,894	7,894
Total gross loans	1,252,789,006	44,380,218	32,316,308	71,136,457	147,832,983	1,400,621,989
Unearned interest, insurance and fees	(336,138,470)	(8,303,761)	(8,796,156)	(19,072,285)	(36,172,202)	(372,310,672)
Total net loans	$916,650,536	$36,076,457	$23,520,152	$52,064,172	$111,660,781	$1,028,311,317

Percentage of period-end gross loans receivable		3.2%	2.3%	5.1%	10.6%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$61,850,142	$5,320,659	$4,864,498	$9,768,369	$19,953,526	$81,803,668
6 to 17 months	109,694,389	6,892,610	5,613,468	11,449,721	23,955,799	133,650,188
18 to 35 months	115,711,782	5,721,694	4,499,010	9,463,701	19,684,405	135,396,187
36 to 59 months	217,821,239	8,991,995	6,078,488	11,522,533	26,593,016	244,414,255
60+ months	724,437,230	24,165,437	15,039,164	28,547,385	67,751,986	792,189,216

Tax advance loans	1,932,607	609,844	—	19,603	629,447	2,562,054
Total gross loans	1,231,447,389	51,702,239	36,094,628	70,771,312	158,568,179	1,390,015,568
Unearned interest, insurance and fees	(333,704,639)	(14,010,568)	(9,781,128)	(19,178,014)	(42,969,710)	(376,674,349)
Total net loans	$897,742,750	$37,691,671	$26,313,500	$51,593,298	$115,598,469	$1,013,341,219

Percentage of period-end gross loans receivable		3.7%	2.6%	5.1%	11.4%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and nine months ended December 31, 2023 and December 31, 2022:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Customer Tenure
0 to 5 months	$(1,358,755)	$(1,813,804)	$(3,904,031)	$(8,117,103)
6 to 17 months	(777,293)	(1,627,586)	(2,651,226)	(4,605,102)
18 to 35 months	(946,820)	(1,285,309)	(2,609,760)	(3,862,834)
36 to 59 months	(1,065,935)	(1,365,428)	(3,211,393)	(3,543,651)
60+ months	(2,822,515)	(3,352,265)	(7,972,048)	(9,724,169)
Total	$(6,971,318)	$(9,444,392)	$(20,348,458)	$(29,852,859)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and nine months ended December 31, 2023 and 2022:

	Nonaccrual Loans Receivable
Customer Tenure	As of December 31, 2023	As of March 31, 2023	Interest Income Recognized for the three months ended December 31, 2023	Interest Income Recognized for the three months ended December 31, 2022	Interest Income Recognized for the nine months ended December 31, 2023	Interest Income Recognized for the nine months ended December 31, 2022
0 to 5 months	$14,079,793	$15,781,494	$197,470	$480,947	$769,418	$1,522,535
6 to 17 months	11,853,469	18,288,714	319,474	450,877	1,168,253	1,216,091
18 to 35 months	15,380,814	15,551,806	396,720	544,689	1,249,102	1,741,780
36 to 59 months	19,379,244	19,745,397	547,608	555,085	1,728,965	1,606,466
60+ months	51,666,613	49,285,814	1,497,757	1,711,201	4,785,842	4,975,538

Tax advance loans	50,950	19,603	—	—	—	—
Unearned interest, insurance and fees	(29,880,847)	(32,158,640)	—	—	—	—
Total	$82,530,036	$86,514,188	$2,959,029	$3,742,799	$9,701,580	$11,062,410

As of December 31, 2023 and March 31, 2023, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the right-of-use assets have amortized over the useful life of the asset, rather than over the lease term. As of December 31, 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2023 and 2022:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Lease Cost
Finance lease cost	$—	$—	$—	$205,975
Amortization of right-of-use assets	—	—	—	204,552
Interest on lease liabilities	—	—	—	1,423
Operating lease cost	$6,163,762	$6,746,965	$19,000,163	$21,013,997
Variable lease cost	$888,119	$920,991	$2,808,845	$2,772,620
Total lease cost	$7,051,881	$7,667,956	$21,809,008	$23,992,592

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2023 and 2022:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$6,265,527	$6,550,184	$18,965,468	$19,998,398
Operating cash flows from finance leases	—	—	—	1,423
Operating cash flows from operating leases	6,265,527	6,550,184	18,965,468	19,916,908
Financing cash flows from finance leases	—	—	—	80,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,568,169	$3,447,091	$13,560,648	$13,912,470
Weighted-average remaining lease term — finance leases	—	—	—	—
Weighted average remaining lease term — operating leases	6.9 years	7.1 years	6.9 years	7.1 years
Weighted-average discount rate — finance leases	—%	—%	—%	—%
Weighted-average discount rate — operating leases	6.3%	6.1%	6.3%	6.1%

The aggregate annual lease obligations as of December 31, 2023 are as follows:

Operating Leases
Remainder of 2024	$6,054,892
2025	21,532,117
2026	18,010,788
2027	13,832,252
2028	11,124,461
Thereafter	31,854,653
Total undiscounted lease liability	$102,409,163
Imputed interest	19,938,057
Total discounted lease liability	$82,471,106

The Company had no leases with related parties at December 31, 2023 or March 31, 2023.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding (denominator)	5,772,503	5,761,954	5,775,108	5,743,094

Diluted:
Weighted average common shares outstanding	5,772,503	5,761,954	5,775,108	5,743,094
Dilutive potential common shares[2]	87,614	95,536	121,608	—
Weighted average diluted shares outstanding (denominator)	5,860,117	5,857,490	5,896,716	5,743,094

Options to purchase 291,826 and 332,275 shares of common stock at various prices were outstanding during the three months ended December 31, 2023 and 2022, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 299,904 and 338,154 shares of common stock at various prices were outstanding during the nine months ended December 31, 2023 and 2022, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.
2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the nine months ended December 31, 2022. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan and the 2017 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2023, there were a total of 165,196 shares of common stock remaining available for grant under the 2017 Plan.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50. FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the Consolidated Financial Statements based on their grant date fair values. Stock-based compensation related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. The Company has applied the Black-Scholes valuation model in determining the grant date fair value of stock option awards. Compensation expense is recognized only for those awards expected to vest.

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

Pursuant to this program, in fiscal 2019, the Compensation Committee approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2011 Plan and the 2017 Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain of the Company’s non-employee directors.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2023 and 2022 was $68.52 and $44.23, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2023 and 2022 was $69.00 and $53.51, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022

Dividend yield	—%	—%	—%	—%
Expected volatility	62.54%	57.46%	62.55%	57.09%
Average risk-free rate	4.70%	3.91%	4.69%	3.59%
Expected life	4.6 years	5.8 years	4.6 years	5.8 years

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

Option activity for the nine months ended December 31, 2023 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	314,742		$104.41
Granted during period	2,598		124.67
Exercised during period	(22,847)		88.34
Forfeited during period	(11,027)		122.25
Expired during period	(2,682)		162.17
Options outstanding, end of period	280,784	[3]	$104.66	5.2 years	$8,250,477
Options exercisable, end of period	128,057		$105.11	5.1 years	$3,919,056

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of December 31, 2023. This amount will change as the market price of the common stock changes. The total intrinsic value of options exercised during the periods ended December 31, 2023 and 2022 was as follows:
3 Of the 280,784 options outstanding, 43,862 are not yet exercisable based solely on fulfilling a service condition and another 108,865 are not yet exercisable based solely on fulfilling the performance condition described further above.

	December 31, 2023	December 31, 2022

Three months ended	$369,543	$51,106
Nine months ended	$810,853	$481,572

As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.6 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

Restricted Stock

During the first nine months of fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified) to certain vice presidents and senior vice presidents with a grant date weighted average fair value of $120.12 per share.

During fiscal 2023, the Company granted 3,250 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $129.85 per share.

As of December 31, 2023, there was approximately $1.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 0.9 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2023, and changes during the nine months ended December 31, 2023, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2023	460,614	$101.82
Granted during the period	3,993	120.12
Vested during the period	(62,983)	103.85
Forfeited during the period	(13,047)	116.56
Outstanding at December 31, 2023	388,577	$101.18

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and nine month periods ended December 31, 2023 and 2022 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
Stock-based compensation related to equity classified awards:
Stock-based compensation (reversal) related to stock options[4]	$189,582	$425,120	$(3,871,348)	$1,869,879
Stock-based compensation (reversal) related to restricted stock, net of adjustments and exclusive of cancellations[5]	(690,699)	(679,443)	1,475,151	5,512,434
Total stock-based compensation (reversal) related to equity classified awards	$(501,117)	$(254,323)	$(2,396,197)	$7,382,313

4 During the second quarter of fiscal 2024, it was determined that the Performance Option performance target is no longer probable of being achieved. In accordance with ASC 718, the Company reversed $4.9 million in previously recognized stock-based compensation related to these Performance Options during the second quarter of fiscal 2024.
5 The $(690,699) for the three months ended December 31, 2023 represents $1.4 million in forfeiture credit, offset by $0.7 million in current period expense. The $(679,443) for the three months ended December 31, 2022 represents $2.8 million in forfeiture credit, offset by $2.1 million in current period expense.

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
	2023	2022
Acquisitions:
Number of loan portfolios acquired through asset purchases	—	43
Total acquisitions	—	43

Purchase price	$—	$22,314,902

Tangible assets:
Loans receivable, net	—	27,105,078

Purchase price amount below carrying value of net tangible assets[6]	$—	$(4,790,176)

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the nine months ended December 31, 2023 and 2022.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates their fair values.

6 As a result of asset purchases during the first six months of fiscal 2023, the Company recorded a $4.8 million gain, net of $1.1 million income tax, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations. The transaction resulted in a gain as the acquired loan portfolios were purchased at a discount. As an immediate gain would be recognized on the net loans acquired if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the net loans acquired.

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

NOTE 9 – DEBT

Senior Notes Payable; Revolving Credit Facility

On November 9, 2023, the Company amended its revolving credit agreement ("Eleventh Amendment") to (i) permit the Company to repurchase up to $20 million of Company securities in its fiscal quarter ending December 31, 2023 and (ii) not require the minimum fixed charges coverage ratio to be at least 2.0 to 1.0 for the fiscal quarter ending September 30, 2023 in order to make such repurchases.

At December 31, 2023, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At December 31, 2023, $305.1 million was outstanding under the Company's credit facility, not including a $524.0 thousand outstanding standby letter of credit related to workers compensation under a $1.5 million sub-facility. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of December 31, 2023. The letter of credit expires on December 31, 2024 and automatically extends for one year on the expiration date. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.3 million and $0.9 million for the nine months ended December 31, 2023 and 2022, respectively.

For the nine months ended December 31, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 9.8% annualized and 7.0%, respectively. At December 31, 2023, the unused amount available under the revolving credit facility was $274.4 million and borrowings under the revolving credit facility mature on June 7, 2026.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company could have used the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During the fourth quarter of fiscal 2023, the Company repurchased and extinguished $9.1 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

During the first nine months of fiscal 2024, the Company repurchased and extinguished $8.25 million of its Notes, net of $88.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.0 million. For the three and nine months ended December 31, 2023, the Company recognized a $0.6 million and $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, and 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26% as of the end of each calendar month (increasing to 28% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0, other than for the fiscal quarter ending September 30, 2023, in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at December 31, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of December 31, 2023 are as follows:

Amount
Remainder of 2024	$—
2025	—
2026	—
2027	587,699,480
2028	—
Total future debt payments	$587,699,480

NOTE 10 – INCOME TAXES

As of December 31, 2023 and March 31, 2023, the Company had $1.0 million and $1.1 million, respectively, of total gross unrecognized tax benefits including interest. Approximately $0.8 million and $0.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2023, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $296.8 thousand accrued for gross interest as of December 31, 2023, and accrued $3.9 thousand during the nine months ended December 31, 2023.

Investment in HTC was $19.4 million and $23.0 million as of December 31, 2023 and March 31, 2023, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $1.2 million and $0.4 million during the three months ended December 31, 2023 and 2022, respectively, and $3.2 million and $1.7 million during the nine months ended December 31, 2023 and 2022, respectively, in income tax expense. The Company recognized tax benefits from these investments of $1.2 million and $0.5 million during the three months ended December 31, 2023 and 2022, respectively, and $3.6 million and $1.5 million during the nine months ended December 31, 2023 and 2022, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

The Company is subject to U.S. income taxes, as well as taxes in various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019, although carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

General

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains various "forward-looking statements," within the meaning of The Private Securities Litigation Reform Act of 1995, that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including those identified by words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” "project," “believe,” “may,” “will,” “should,” "would," "could," "continue," "probable," "forecast," and any variation of the foregoing and similar expressions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual financial results, performance or financial condition may vary materially from those anticipated, estimated or expected. Therefore, you should not rely on any of these forward-looking statements.

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross loans receivable	$1,400,622	$1,553,985	$1,400,622	$1,553,985
Average gross loans receivable (1)	1,383,194	1,562,199	1,388,752	1,585,306
Net loans receivable (2)	1,028,311	1,122,687	1,028,311	1,122,687
Average net loans receivable (3)	1,014,113	1,131,636	1,015,237	1,153,443

Expenses as a percentage of total revenue:
Provision for credit losses	29.5%	40.7%	30.8%	47.0%
General and administrative	47.8%	44.3%	47.6%	45.3%
Interest expense	8.5%	9.6%	8.8%	8.4%
Operating income as a % of total revenue (4)	22.7%	15.0%	21.6%	7.8%

Loan volume (5)	744,193	787,775	2,133,642	2,476,631

Net charge-offs as percent of average net loans receivable on an annualized basis	19.1%	25.1%	17.4%	23.6%

Return on average assets (trailing 12 months)	6.0%	1.2%	6.0%	1.2%

Return on average equity (trailing 12 months)	17.3%	4.1%	17.3%	4.1%

Branches opened or acquired (merged or closed), net	(1)	(20)	(21)	(83)

Branches open (at period end)	1,052	1,084	1,052	1,084
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

Comparison of three months ended December 31, 2023 versus three months ended December 31, 2022

Gross loans outstanding decreased to $1.40 billion as of December 31, 2023, a 9.9% decrease from the $1.55 billion of gross loans outstanding as of December 31, 2022. During the most recent quarter, gross loans outstanding increased sequentially 1.5%, or $21.1 million, from $1.38 billion as of September 30, 2023, compared to a decrease of 2.8%, or $44.4 million, in the comparable quarter of the prior year. Additionally, we saw an increase in borrowing from new, former, and refinance customers compared to the same quarter of fiscal 2023 as we took incremental steps to ease the historically stringent underwriting standards implemented in prior quarters. We also continued to improve the gross yield to expected loss ratio for all new, former, and refinance customer originations. During the three months ended December 31, 2023 our unique borrowers increased by 2.4% compared to a decrease of 4.9% during the three months ended December 31, 2022.

Net income for the three months ended December 31, 2023 increased to $16.7 million, a 187.1% increase from net income of $5.8 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $9.2 million, or 42.0%, compared to the same period of the prior fiscal year.

Revenues for the three months ended December 31, 2023 decreased by $8.8 million, or 6.0%, to $137.7 million from $146.5 million for the same period of the prior year. Interest and fee income for the three months ended December 31, 2023 decreased by $7.5 million, or 6.0%, from the same period of the prior year due to a decrease in loans outstanding. The large loan portfolio decreased from 56.4% of the overall portfolio as of December 31, 2022, to 55.2% as of December 31, 2023.

Insurance and other income for the three months ended December 31, 2023 decreased by $1.2 million, or 6.1%, from the same period of the prior year. Insurance income decreased by approximately $2.7 million, or 15.9%, during the three months ended December 31, 2023 when compared to the three months ended December 31, 2022. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income increased by $1.5 million.

The provision for credit losses decreased $19.0 million, or 31.8%, to $40.6 million from $59.6 million when comparing the third quarter of fiscal 2024 to the third quarter of fiscal 2023. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	FY 2024	FY 2023	Difference	Reconciliation
Beginning Allowance - September 30	$128.9	$155.9	$(27.0)
Change due to Growth	$2.0	$(4.3)	$6.3	$6.3
Change due to Expected Loss Rate on Performing Loans	$(10.0)	$(7.5)	$(2.5)	$(2.5)
Change due to 90 day past due	$0.2	$0.4	$(0.2)	$(0.2)
Ending Allowance - December 31	$121.1	$144.5	$(23.4)	$3.6
Net Charge-offs	$48.4	$71.0	$(22.6)	$(22.6)
Provision	$40.6	$59.6	$(19.0)	$(19.0)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision benefited from substantially lower charge-offs and smaller increases in loans 90 days past due.

Net charge-offs for the quarter decreased 22.6 million, from $71.0 million in the third quarter of fiscal 2023 to $48.4 million in the third quarter of fiscal 2024. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased from 25.1% in the third quarter of fiscal 2023 to 19.1% in the third quarter of fiscal 2024. Net charge-offs during the period include $3.7 million in proceeds related to the sale of charge-offs, for which $0.8 million relates to bulk sales of charge-offs from prior periods and $2.9 million relates to recurring sales of charge-offs.

The Company's allowance for credit losses as a percentage of net loans was 11.8% at December 31, 2023 compared to 12.9% at December 31, 2022. Accounts that were 61 days or more past due on a recency basis were 5.8% of the portfolio at December 31, 2023 and 7.4% of the portfolio at December 31, 2022.

We experienced significant improvement in recency delinquency on accounts at least 90 days past due, improving from 4.9% at December 31, 2022, to 3.7% at December 31, 2023.

G&A expenses for the three months ended December 31, 2023 increased by $1.0 million, or 1.5%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 44.3% during the three months ended December 31, 2022 to 47.8% during the three months ended December 31, 2023. G&A expenses per average open branch increased by 5.4% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $39.9 million for the three months ended December 31, 2023, a $0.8 million, or 2.0%, decrease over the three months ended December 31, 2022. Benefit expense increased approximately $0.6 million, or 8.1%, when comparing the quarterly periods ended December 31, 2023 and 2022. Incentive expense decreased $1.0 million, or 24.5%. Salary expense totaled $32.0 million staying relatively flat, when comparing the two quarterly periods ended December 31, 2023 and 2022. The decrease in incentive expense is mostly due to a decrease in bonuses paid.

Occupancy and equipment expense totaled $12.1 million for the three months ended December 31, 2023, a $0.8 million, or 6.5%, decrease over the three months ended December 31, 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The prior year's third quarter includes $0.4 million in expense related to the merger of branches during the quarter. For the three months ended December 31, 2023, the average open branches decreased 3.8% compared to the three months ended December 31, 2022.

Advertising expense increased $2.4 million, or 181.1%, in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.1 million for the three months ended December 31, 2023, a $63.6 thousand, or 5.7%, decrease over the three months ended December 31, 2022.

Other expense totaled $9.2 million for the three months ended December 31, 2023, a $0.3 million, or 3.1%, increase over the three months ended December 31, 2022.
Interest expense for the three months ended December 31, 2023 decreased by $2.4 million, or 16.9%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 22.8% decrease in the average debt outstanding from $734.3 million to $567.1 million partially offset by a 12.5% increase in the effective interest rate from 7.6% to 8.6%. The Company’s debt-to-equity ratio decreased from 2.0:1 at December 31, 2022 to 1.4:1 at December 31, 2023. The Company repurchased and extinguished $4.75 million of its Notes, net of $48.0 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $4.1 million.

Other key return ratios for the three months ended December 31, 2023 included a 6.0% return on average assets and a return on average equity of 17.3% (both on a trailing 12-month basis), as compared to a 1.2% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis) for the three months ended December 31, 2022.

The Company’s effective income tax rate decreased to 14.6% for the three months ended December 31, 2023 compared to 26.5% for the corresponding period of the previous year. The decrease is primarily due to the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock along with provision to return adjustments as discrete items in the current quarter.

Comparison of nine months ended December 31, 2023 versus nine months ended December 31, 2022

Gross loans outstanding decreased to $1.40 billion as of December 31, 2023, a 9.9% decrease from the $1.55 billion of gross loans outstanding as of December 31, 2022. During the twelve months ended December 31, 2023 our number of unique borrowers in the portfolio decreased by 2.4% compared to a decrease of 13.7% during the twelve months ended December 31, 2022.

Net income for the nine months ended December 31, 2023 increased to $42.3 million from the $3.4 million loss reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $53.9 million, or 152.4%.

Revenues decreased by $41.8 million, or 9.2%, to $413.9 million during the nine months ended December 31, 2023 from $455.7 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding.

Interest and fee income for the nine months ended December 31, 2023 decreased by $34.6 million, or 9.0%, from the same period of the prior year. Net loans outstanding at December 31, 2023 decreased by 8.4% over the balance at December 31, 2022. Average net loans outstanding decreased by 12.0% for the nine months ended December 31, 2023 compared to the nine-month period ended December 31, 2022.

Insurance commissions and other income for the nine months ended December 31, 2023 decreased by $7.1 million, or 10.4%, from the same period of the prior year. Insurance commissions decreased by approximately $5.1 million, or 9.9%, during the nine months ended December 31, 2023 when compared to the nine months ended December 31, 2022. Other income decreased by $2.1 million. Sales of our motor club product decreased by $1.5 million as sales opportunities decreased with lower originations.

The provision for credit losses decreased $86.4 million, or 40.3%, to $127.7 million from $214.1 million when comparing the first three quarters of fiscal 2024 to the first three quarters of fiscal 2023. This decrease was primarily driven by a $71.6 million decrease in net charge-offs. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 23.6% in the first three quarters of fiscal 2023 to 17.4% in the first three quarters of fiscal 2024. Net charge-offs during the period include $16.2 million in proceeds related to the sales of charge-offs, for which $5.7 million relates to bulk sales of charge-offs from prior periods and $10.5 million relates to recurring sales of charge-offs.

G&A expenses for the nine months ended December 31, 2023 decreased by $9.3 million, or 4.5%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 45.3% during the first nine months of fiscal 2023 to 47.6% during the first nine months of fiscal 2024. G&A expenses per average open branch increased by 1.8% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $120.1 million for the nine months ended December 31, 2023, a $11.1 million, or 8.4%, decrease over the nine months ended December 31, 2022. Salary expense increased approximately $0.4 million, or 0.4%, when comparing the two nine month periods ended December 31, 2023 and 2022. Our headcount as of December 31, 2023, decreased 6.9% compared to December 31, 2022. Benefit expense increased approximately $0.1 million, or 0.4%, when comparing the nine month periods ended December 31, 2023 and 2022. Incentive expense decreased $11.7 million, or 53.9%, mostly due to the reversal of the expense associated with the Performance Option performance target, and a decrease in stock-based compensation expense.

Occupancy and equipment expense totaled $37.1 million for the nine months ended December 31, 2023, a $2.5 million, or 6.4%, decrease over the nine months ended December 31, 2022. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2023, the average occupancy and equipment expense per branch totaled $35.2 thousand, staying relatively flat when compared to the nine months ended December 31, 2022. The prior year period includes $1.5 million in expense related to the merger of branches during the period.

Advertising expense totaled $8.7 million for the nine months ended December 31, 2023, a $4.2 million, or 91.8%, increase over the nine months ended December 31, 2022 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $3.2 million for the nine months ended December 31, 2023, a $0.2 million, or 5.1%, decrease over the nine months ended December 31, 2022.

Other expense totaled $27.8 million for the nine months ended December 31, 2023, a $0.3 million, or 0.9% increase over the nine months ended December 31, 2022.
Interest expense for the nine months ended December 31, 2023 decreased by $1.8 million, or 4.7%, from the corresponding nine months of the previous year. The decrease in interest expense was due to a 22.3% decrease in the average debt outstanding, from $747.4 million to $581.0 million, partially offset by a 26.5% increase in the effective interest rate from 6.8% to 8.6%. The Company repurchased and extinguished $8.25 million of its Notes, net of $88.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.0 million.

Other key return ratios for the first nine months of fiscal 2024 included a 6.0% return on average assets and a return on average equity of 17.3% (both on a trailing 12-month basis), as compared to a 1.2% return on average assets and a return on average equity of 4.1% (both on a trailing 12-month basis) for the first nine months of fiscal 2023.

The Company’s effective income tax rate increased to 19.9% for the nine months ended December 31, 2023 compared to (16.6)% for the corresponding period of the previous year. The difference is primarily due to the tax benefit related to the bargain purchase recorded as a discrete item in the prior year. This was partially offset by the permanent tax benefit related to non-qualified stock option exercises and vesting of restricted stock along with provision to return adjustments as discrete items in the current year.

Regulatory Matters

CFPB Rulemaking Initiatives

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”); however, the ability to repay requirements were rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). However, on October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals held in Cmty. Fin.l Servs. Ass’n of Am., Ltd. v. Consumer Fin. Prot. Bureau, ruled that the CFPB’s funding structure violated the U.S. Constitution’s Appropriations Clause, which requires that all expenditures of federal funds be approved by Congress. On this ground, it vacated the Rule. The decision will be binding in the Fifth Circuit’s jurisdiction, covering Louisiana, Texas and Mississippi, and persuasive in other circuits until there’s a competing case to contradict it. The CFPB has filed a certiorari petition asking the U.S. Supreme Court to review the Fifth Circuit’s panel decision. The Supreme Court heard oral arguments on October 3, 2023 and it is possible that a decision may not be issued until the end of the Court’s term in June 2024. Implementation of the Rule’s payment requirements is uncertain, but if it were to take effect it could require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

In its Fall 2015 rulemaking agenda, the CFPB stated that it expected to conduct a rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. However, this initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking, and its Fall 2023 rulemaking agenda showed no planned activity in this area. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. While the CFPB has not yet initiated rulemaking for defining larger participants in the installment lending market, its Fall 2023 rulemaking agenda indicates that the CFPB is considering rules to define larger participants in markets for consumer payments, suggesting that the CFPB has renewed its focus on further identifying larger participants for purposes of its supervision program. Even in the absence of a larger participant rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). On April 25, 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities that pose risks to consumers. The CFPB has determined under its dormant authority that the Company is subject to its supervisory authority, and therefore is subject to reporting obligations to, and on-site examinations by, the CFPB. In light of this, we expect a supervisory review by the CFPB in the near future.

See Part I, Item 1, “Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the year ended March 31, 2023 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2023 was $182.0 million.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

On September 27, 2021, we issued a $300 million in aggregate principal amount of 7.0% senior notes due 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company could have used the proceeds of certain equity offerings to redeem up to 40% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During the fourth quarter of fiscal 2023, the Company repurchased and extinguished $9.1 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

During the first nine months of fiscal 2024, the Company repurchased and extinguished $8.25 million of its Notes, net of $88.1 thousand unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.0 million. For the three and nine months ended December 31, 2023, the Company recognized a $0.6 million and $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of December 31, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $33.2 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $524.0 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At December 31, 2023, the aggregate commitments under the revolving credit facility were $580.0 million. The $524.0 thousand letter of credit outstanding under the subfacility expires on December 31, 2024 and automatically extends for one year on the expiration date. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the nine months ended December 31, 2023 and fiscal year ended March 31, 2023, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 9.8% annualized and 7.0%, respectively. At December 31, 2023, the unused amount available under the revolving credit facility was $274.4 million and borrowings under the revolving credit facility mature on June 7, 2026.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.5 to 1.0 (decreasing to 2.25 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 2.0 to 1.0 for the fiscal quarter ending September 30, 2023, and 2.25 to 1.0 for the fiscal quarter ending December 31, 2023); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month (increasing to 28.0% for the calendar months ending October 31, 2022 through June 30, 2023); and (iv) a minimum fixed charges coverage ratio of 1.25 to 1.0 for the fiscal quarter ended December 31, 2022, 1.15 to 1.0 for the fiscal quarters ending March 31, 2023 and June 30, 2023, 1.50 to 1.0 for the fiscal quarter ending September 30, 2023, 2.0 to 1.0 for the fiscal quarter ending December 31, 2023, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0, other than for the fiscal quarter ending September 30, 2023, in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at December 31, 2023 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of December 31, 2023, the Company's debt outstanding was $585.0 million, net of $2.7 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $407.0 million resulting in a debt-to-equity ratio of 1.4:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Share Repurchase Program

On November 9, 2023, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2023, the Company had $2.8 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2023, subject to further approval from our Board of Directors, we could repurchase approximately $33.2 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $305.1 million at December 31, 2023. Interest on borrowing under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance at December 31, 2023, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.1 million on an annual basis.

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

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the CEO and CFO do not expect that our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On November 9, 2023, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2023 the Company had $2.8 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2023:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1 through October 31, 2023	—	$—	—	$1,123,544
November 1 through November 30, 2023	64,062	110.18	64,062	12,941,576
December 1 through December 31, 2023	84,703	119.38	84,703	2,829,485
Total for the quarter	148,765	$115.42	148,765

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers and directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of the Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.01	Tenth Amendment to Amended and Restated Revolving Credit Facility, dated July 18, 2023, including the Amended and Restated Revolving Credit Facility attached as Exhibit A thereto		8-K	10.1 10.2	07-18-23
10.02	Eleventh Amendment to Amended and Restated Revolving Credit Facility, dated November 9, 2023, including the Amended and Restated Revolving Credit Facility attached as Exhibit A thereto		8-K	10.1 10.2	11-09-23
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2023, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and December 31, 2022;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2023 and December 31, 2022;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and December 31, 2022; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 7, 2024