Form 10-K
period 2024-03-31
WORLD ACCEPTANCE CORP
filed 2024-05-23
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2023, computed by reference to the closing sale price on such date, was $508,522,709. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 17, 2024, 5,844,898 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2024 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including Consolidated Financial Statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of months since a customer was first serviced by the Company
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FICO	The Fair Isaac Corporation
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
NB	New Borrower
Notes	$300 million in aggregate principal amount of 7.0% senior unsecured notes due 2026 issued on September 27, 2021
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement of defined performance measures
Performance Shares	Service- and performance-based restricted stock awards
Restricted Stock	Service-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
ROU	Right-of-use
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
UCC	Uniform Commercial Code

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2024. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2025” are to the Company’s fiscal year ending March 31, 2025; all references in this report to "fiscal 2024" are to the Company's fiscal year ended March 31, 2024; all references to “fiscal 2023” are to the Company’s fiscal year ended March 31, 2023; all references to “fiscal 2022” are to the Company’s fiscal year ended March 31, 2022; all references to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018 and all references to "fiscal 2015" are to the Company's fiscal year ended March 31, 2015.

PART I.

Item 1.	Description of Business

General. The Company, which has continuously operated since July 1962, is now one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers traditional installment loans generally between $350 and $6,000, with the average loan origination being $2,118 in fiscal 2024. The Company operates 1,048 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2024. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

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

Branch Expansion and Consolidation. As of March 31, 2024, the Company had 1,048 branches in 16 states, with over 100 branches located in Texas and Georgia. During fiscal 2024, the Company opened 3 new branches and merged 28 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2025, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans. We primarily offer pre-computed and interest bearing consumer installment loans with interest and fee income from such loans accounting for 81.7%, 82.4%, and 83.0% of our total revenues in fiscal years 2024, 2023, and 2022, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 14 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2024:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$250	$2,450	5	30
Large loans	$2,500	$32,400	9	60
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2024, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

	Amount	Percentage of total gross loans receivable
0 to 36%	$595,445,625	46.5%
Greater than 36%	681,703,631	53.5%
	$1,277,149,256	100.0%

The average annual percentage rate of our portfolio was 47.5% as of March 31, 2024.

Insurance Related Operations. The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. The Company offers credit insurance for all loans originated in Georgia, Indiana, Kentucky, Louisiana, Mississippi and South Carolina, and on a more limited basis in Alabama, Idaho, Missouri, Oklahoma, Tennessee, Texas and Utah. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2024, the captive insurance subsidiary reinsured approximately 12.6% of the credit insurance sold by the Company and contributed approximately $2.9 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2024:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Accidental Death & Dismemberment	Non-file	Automobile Club Membership
Alabama (1)	X	X	X	X			X
Georgia	X	X	X		X	X	X
Idaho (1)	X	X	X	X			X
Illinois
Indiana	X	X	X	X		X	X
Kentucky	X	X	X	X		X	X
Louisiana	X	X	X		X	X	X
Mississippi	X	X	X				X
Missouri (1)	X	X		X			X
New Mexico
Oklahoma (1)	X	X	X	X			X
South Carolina	X	X	X	X		X	X
Tennessee (1)	X	X	X	X			X
Texas (1)	X	X	X	X			X
Utah (1)	X	X	X	X	X		X
Wisconsin							X
_______________________________________________________
(1) Credit insurance is offered for certain loans.

Non-Filing Insurance. Non-filing insurance premiums are charged to customers where allowed by state law in lieu of recording and perfecting the Company's security interest in the assets pledged. In the event of default, rather than exercising rights in a lien as a lender might otherwise do, the insured can file a claim with the insurer for reimbursement. Non-filing insurance premiums are equal in aggregate amount to the premiums paid by the Company and are passed through to a third-party insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations. The Company does not profit from the purchase of non-file other than through an offset to its charge-offs.

Automobile Club Memberships. The Company also offers automobile club memberships to its borrowers in Alabama, Georgia, Idaho, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, Texas, South Carolina, Utah and Wisconsin, as an agent for an unaffiliated automobile club. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company primarily sells automobile club memberships to borrowers.

Tax Preparation Services and Advances. The Company also offers income tax return preparation and electronic filing services. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 83,000, 75,000 and 80,000 returns in fiscal years 2024, 2023, and 2022, respectively. Net revenue generated by the Company from this program during fiscal 2024, 2023, and 2022 amounted to approximately $29.5 million, $24.0 million, and $24.5 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2024:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	$500	$7,000	8	35

Loan Receivables. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2015 through 2024:

	At March 31,
State	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Alabama	6%	6%	7%	6%	5%	5%	5%	4%	6%	5%
Georgia	12	13	13	13	13	13	14	15	13	13
Idaho (1)	1	1	1	1	1	1	—	—	—	—
Illinois	10	10	10	8	8	7	7	7	7	7
Indiana	3	2	3	2	2	2	2	2	1	1
Kentucky	6	6	6	7	8	8	9	10	10	10
Louisiana	4	4	3	3	3	3	2	2	2	2
Mississippi	2	2	2	2	1	1	1	1	—	—
Missouri	7	7	7	8	8	7	7	7	8	8
New Mexico	5	4	2	2	2	2	2	2	2	2
Oklahoma	6	6	6	6	6	7	7	7	8	8
South Carolina	7	8	8	10	10	9	10	11	10	11
Tennessee	9	9	10	11	11	12	13	13	13	13
Texas	20	20	20	19	19	21	19	18	19	19
Utah (2)	1	1	1	1	1	—	—	—	—	—
Wisconsin	1	1	1	1	2	2	2	1	1	1
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Utah in October 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2024:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	44,958	$1,637	$73,610
Georgia	84,411	1,826	154,146
Idaho	6,175	1,654	10,216
Illinois	44,301	2,974	131,744
Indiana	19,923	1,609	32,050
Kentucky	42,450	1,913	81,197
Louisiana	30,702	1,743	53,528
Mississippi	20,795	1,336	27,773
Missouri	31,562	2,885	91,051
New Mexico	28,933	1,998	57,802
Oklahoma	37,939	1,944	73,746
South Carolina	49,158	2,076	102,049
Tennessee	55,143	2,002	110,416
Texas	162,542	1,586	257,838
Utah	4,073	1,819	7,409
Wisconsin	7,095	1,772	12,574
Total	670,160	$1,906	$1,277,149

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

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2024, 2023, and 2022, the percentages of the Company's loan originations that were refinancings of existing loans were 67.3%, 71.4%, and 63.9%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the delinquent loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.3%, 1.4%, and 1.1% of the Company’s loan volume in fiscal 2024, 2023, and 2022, respectively.

Approximately 18.8%, 16.9%, and 15.0% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2024, 2023, and 2022, respectively.

Collection Operations. To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Delinquent customers are promptly contacted following any payment due date through phone calls, letters, emails, or texts until payment is received or some other resolution is reached. The Company also has a centralized collections team that primarily focuses on customers who have become more than 90 days past due on a recency basis. In Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Utah, and Wisconsin, the Company is permitted under state laws to garnish customers' wages, within certain circumstances, for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and rarely attempts to foreclose on collateral.

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

Advertising. The Company actively advertises through direct mail, digital platforms, email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 1.7%, 1.0%, and 3.1% in fiscal 2024, 2023, and 2022, respectively.

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

We value feedback from our Team Members and participate in an annual engagement survey that resulted in being named by Energage as a Top Workplaces USA winner in 2024, 2023, 2022, and 2021.

During fiscal 2024, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2024, we employed 2,872 full and part-time employees, approximately 272 of whom were corporate Team Members located in our main corporate office in Greenville, South Carolina and approximately 2,600 of whom were branch-based Team Members located in 16 states throughout the United States. None of our Team Members belong to a union or are party to any collective bargaining or similar agreement.

We strive toward having a powerful and diverse team of Team Members, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people.

As of March 31, 2024, our Team Members had the following gender, race and ethnicity demographics:

Gender - All Team Members
Female	85.38%
Male	14.59%
Undeclared	0.03%

Race/Ethnicity - All Team Members
White	55.27%
Hispanic or Latino	20.71%
Black or African American	16.08%
Other Race/Ethnicity	4.77%
Not provided	3.17%

Total Rewards. We provide a comprehensive suite of benefits designed to help Team Members and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, and flexible spending accounts
•A 401(k) Plan (with an employer matching contribution)
•Company-paid basic life insurance and long-term and short-term disability
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave
•Time off donation program for Team Members experiencing medical emergencies
•Financial assistance program for Team Members impacted by natural disasters
•Dependent Scholarship Program

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

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (43)	President and Chief Executive Officer
•President and Chief Executive Officer since June 2018
•Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018
•Vice President of Analytics from June 2014 to February 2018
•Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014
•Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013

John L. Calmes Jr. (44)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer
•Executive Vice President, Chief Financial and Strategy Officer and Treasurer since October 2018
•Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018
•Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015
•Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013
•Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (51)	Executive Vice President and Chief Branch Operations Officer
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

Luke J. Umstetter (44)	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
•Senior Vice President, Secretary and General Counsel since August 2018
•General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018
•General Counsel for Global Lending Services from May 2015 to December 2015; Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (48)	Senior Vice President, Human Resources
•Senior Vice President, Human Resources since October 2018
•Vice President, Human Resources from February 2016 to October 2018
•Divisional Vice President - Human Resources of Family Dollar Corporation, a nationwide variety retail chain, from 2012 to 2016
•Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (49)	Senior Vice President, Information Technology
•Senior Vice President, Information Technology since October 2018
•Vice President of IT Strategic Solutions from April 2016 to October 2018
•Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (47)	Senior Vice President, Accounting	•Senior Vice President of Accounting since October 2018 •Vice President of Accounting-US from June 2013 to October 2018 •Controller-US from June 2011 to June 2013.

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

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit, similar services and related products on terms substantially similar to those we currently provide would, if enacted, have a material, adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. See Part I, Item 1A, “Risk Factors” - "Federal legislative or regulatory proposals, initiatives, actions or changes that are adverse to our operations or result in adverse regulatory proceedings, or our failure to comply with existing or future federal laws and regulations, could force us to modify, suspend, or cease part or all of our nationwide operations,” for further information regarding the potential impact of adverse legislative and regulatory changes.

Available Information. The Company maintains an Internet website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as any amendments to these filings via a link to a third-party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov/edgar. Information included on or linked to our website is not incorporated by reference into this annual report.

Item 1A.	Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including, but not limited to those identified by the use of words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” "project," “believe,” “may,” “will,” “should,” “would,” “could,” "continue," "forecast," and any variations of the foregoing and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as cybersecurity attacks and breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; restrictions on sales process, consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral).

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

While we commit resources to the design, implementation, maintenance, testing, and monitoring of our networks and systems and training of our employees, we may be required to expend significant additional resources in the future to modify and enhance our security controls in response to new or more sophisticated threats, new regulations related to cybersecurity and other developments. Additionally, there is no guarantee that our security controls can provide absolute security or that our cybersecurity risk management program will be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks or successfully protect the confidentiality, integrity, and availability of our critical systems and information.

Despite the measures we implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, ransomware, computer viruses or other security breaches, particularly because the techniques used by attackers change frequently and often are not immediately detected, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems directly, by fraudulently inducing employees, customers, or other users of our systems, or by using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. Or, they may seek to disrupt or disable our services through attacks such as denial-of-service attacks and ransomware attacks. In addition, while we have a third-party risk management process for service providers, suppliers, and vendors, we cannot guarantee that their security controls and other protective measures will be successful in preventing an attack on their systems, which could negatively impact our operations or data. We may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks, and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our vendors’ operations. We also routinely transmit and receive personal, confidential and proprietary information through third parties, which may be vulnerable to interception, misuse, or mishandling.

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

Our off-site data centers and centralized IT functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our information systems, and administrative and management processes could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of war or terror or similar event, destroyed or severely damaged our infrastructure. Any such catastrophic event or other unexpected disruption of our headquarters' functions or off-site data centers could have a material adverse effect on our business, results of operations, and financial condition.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders may have interests which conflict with the interests of our other security holders.

As of March 31, 2024, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 46.0% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

Our revolving credit agreement allows us to borrow up to $580.0 million, with an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met. The maturity date of the revolving credit agreement is June 7, 2026. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Our current debt and any additional debt we may incur in the future could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

We may incur a substantial amount of debt in the future. As of March 31, 2024, the Company's debt outstanding was $496.0 million, net of $2.4 million unamortized debt issuance costs related to the unsecured senior notes payable, and a total debt-to-equity ratio of approximately 1.2 to 1.0. The amount of debt we may incur in the future could have important consequences, including the following:

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2024, we had $355.9 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

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

The Company is under the supervisory authority of the CFPB. Regulations issued by the CFPB or examinations by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, the Company believes that the implementation of any such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB previously notified the Company that it was seeking to establish such supervisory authority over the Company. Since then, the CFPB has issued a public designation order setting forth its determination that the Company has met the legal requirements for supervision (the "Order"). Pursuant to the terms of the Order, the CFPB has supervisory authority over the Company until such time as the Order is terminated. Importantly, while the Order establishes that the CFPB has supervisory authority over the Company, it does not constitute a finding that the Company has engaged in wrongdoing, nor does it require any immediate action on the part of the Company. However, the outcome of such supervision could result in operational changes which could reduce our ability to operate profitably or increase compliance costs. The supervision could also result in additional examinations, litigation, consent orders or administrative proceedings, which could require considerable resources, time, effort and attention from our management, and may result in operational changes, monetary penalties or declines in our stock price.

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

In 2017, the CFPB issued a final rule under its unfair, deceptive and abusive acts and practices rulemaking authority relating to payday and certain high-cost installment loans (the "Rule"). The Rule curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). The Rule's ability to repay requirements were rescinded in July 2020. Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Additionally, any further regulatory changes to the Rule could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations.

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
Defaults by, or force majeure events involving, our third-party vendors and service providers could adversely impact our business.

We rely upon third parties for the performance of certain functions within our operations. If the third-party contracts were breached or disrupted by events of force majeure, we may be unable to service the needs of our customers or replace the third party with an alternative provider in a timely manner. Such failure could have a material adverse impact on our business, results of operations, and financial condition. Further, federal and state regulators have been scrutinizing the practices of lead aggregators and providers recently. If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.
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

We sell loan accounts that are charged-off, which may result in increased regulator scrutiny, potential reputational damage and financial loss.

As part of our business, from time to time, we may sell loans that are charged off. If we do not appropriately assess a debt buyer’s collection practices for compliance with laws and regulations, there is risk potential. Failure to appropriately select and manage debt buyers can lead to additional regulatory scrutiny, penalties and potentially limit our collection practices on certain debts. In addition, if we do not maintain and provide sufficient documentation of the loans sold, debt buyers may pursue collection without complete and accurate information, subjecting us to potential fines by regulators as well as repurchase risk from debt buyers.

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

The annual turnover as of March 31, 2024 among our branch employees was approximately 42.8%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program operates within the Company's overall enterprise risk management program and is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of our overall enterprise risk, including legal, compliance, strategic, operational, and financial risk.

As part of its responsibility to oversee the management, business, and strategy of the Company, the Company’s Board of Directors reviews and approves the Company’s risk management framework annually through its Audit and Compliance Committee and oversees the Company’s risk management processes by informing itself about the Company’s key risks and evaluating whether management has reasonable risk management and control processes in place to address those risks.

Key elements of our cybersecurity risk management program include:

•periodic risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;

•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors.

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company, including its business strategies, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot provide full assurance that our cybersecurity risk management processes will be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks. Refer to “Item 1A. Risk Factors” in this annual report on Form 10-K, including “We depend on secure information technology, and an attack on or a breach of those systems or those of third-party vendors could result in significant losses, unauthorized disclosure of confidential customer information, and reputational damage, which could materially adversely affect our business, financial condition and/or results of operations, and could lead to significant financial and legal exposure and reputational harm.”, for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Our Board of Directors and Audit and Compliance Committee oversee the Company’s cybersecurity risk management program, which is operated by senior management. Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit and Compliance Committee.

Both the Board of Directors and the Audit and Compliance Committee periodically review the measures we have implemented to identify and mitigate cybersecurity risks.

Our Vice President of Information Security is responsible for overseeing the Company’s cybersecurity practices. He joined the Company in 2018 and has over 10 years of information security and cybersecurity experience. He has an undergraduate degree from Clemson University, and has obtained professional security certifications and trainings, including the Certified Information Systems Security Professional certification. In his role as Vice President of Information Security, he meets with the Audit and Compliance Committee and Board of Directors each quarter to discuss the Company's cybersecurity risk management program.

The cybersecurity team is led by the Vice President of Information Security and the Senior Vice President of IT. Our team is comprised of highly skilled analysts, all of whom hold professional certifications and have undergone extensive training to assist in safeguarding our sensitive customer data.

We strive to integrate cybersecurity into our corporate governance, engaging with expert third parties, managing third-party risks, and ensuring that both management and the Board of Directors are actively involved in overseeing and mitigating these risks.

Item 2.	Properties

Our headquarters is located in approximately 45,000 square feet of leased space in downtown Greenville, South Carolina. This lease expires on January 31, 2030 and includes two five-year renewal options. We also lease approximately 8,000 square feet of space in Greenville, South Carolina which expires in January 31, 2032.

As of March 31, 2024, we had 1,048 branches, most of which are leased and are classified as operating leases. Our branch leases generally provide for an initial three-to-five-year term with renewal options. Our branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of 1,600 square feet. We own all of the furniture, fixtures and computer terminals located in each of our branches.

Item 3.	Legal Proceedings

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

Holders

As of May 17, 2024, there were 23 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

Issuer Purchases of Equity Securities

On February 24, 2024, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of March 31, 2024, the Company had $11.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Company's debt agreements, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2024:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2024	1,383	$129.99	1,383	$2,649,704
February 1 through February 29, 2024	—	—	—	2,649,704
March 1 through March 31, 2024	145,053	129.94	145,053	11,151,669
Total for the quarter	146,436	$129.94	146,436

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

300
200
100
0
Index Value
2019
2020
2021
2022
2023
2024
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2020, gross loans receivable have increased at a 1.36% annual compounded rate from $1.21 billion to $1.28 billion at March 31, 2024. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 83,000, 75,000, and 80,000 returns in each of the fiscal years 2024, 2023, and 2022, respectively. Revenues from the Company’s tax preparation business in fiscal 2024 amounted to approximately $29.5 million, a 23.1% increase over the $24.0 million earned during fiscal 2023.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Balance Sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2024	2023	2022
	(Dollars in thousands)
Gross loans receivable	$1,277,149	$1,390,016	$1,522,789
Average gross loans receivable (1)	$1,378,329	$1,555,655	$1,377,740
Net loans receivable (2)	$950,403	$1,013,341	$1,119,758
Average net loans receivable (3)	$1,012,544	$1,133,051	$1,014,984

Expenses as a percentage of total revenue:
Provision for credit losses	27.4%	42.1%	31.8%
General and administrative	46.9%	45.3%	51.3%
Interest expense	8.4%	8.2%	5.7%
Operating income as a % of total revenue (4)	25.8%	12.6%	16.9%

Loan volume (5)	2,758,260	3,078,672	3,267,860

Net charge-offs as percent of average net loans receivable	17.7%	23.7%	14.2%

Return on average assets (trailing 12 months)	7.0%	1.7%	4.8%

Return on average equity (trailing 12 months)	19.1%	5.8%	13.4%

Branches opened or acquired (merged or closed), net	(25)	(94)	(38)

Branches open (at period end)	1,048	1,073	1,167
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

Comparison of Fiscal 2024 Versus Fiscal 2023

Net income for fiscal 2024 was $77.3 million, a 264.3% increase from the $21.2 million earned during fiscal 2023. The increase in net income was primarily due to a $102.5 million decrease in the provision for credit losses partially offset by a $43.3 million decrease in revenue.

Operating income (revenues less provision for credit losses and general and administrative expenses) during fiscal 2024 increased $70.0 million.

Total revenues decreased $43.33 million, or 7.0%, to $573.21 million in fiscal 2024, from $616.55 million in fiscal 2023. At March 31, 2024, the Company had 1,048 branches in operation, a decrease of 25 branches from March 31, 2023.

Interest and fee income during fiscal 2024 decreased by $39.8 million, or 7.8%, from fiscal 2023. The decrease was primarily due to a decrease in average net loans receivable, which decreased 10.6% during fiscal 2024 compared to fiscal 2023. Interest and fee income was also impacted by a shift away from larger, lower interest rate loans. The large loan portfolio decreased from 58.1% of the overall portfolio as of March 31, 2023, to 55.8% as of March 31, 2024.

Insurance revenue and other income decreased by $3.5 million, or 3.3%, from fiscal 2023 to fiscal 2024. See Note 7 to the Consolidated Financial Statements for the material components of Insurance and other income for the fiscal years ended March 31, 2024, 2023 and 2022.

Insurance revenue decreased by $7.9 million, or 11.8%, from fiscal 2023 to fiscal 2024 due to a decrease in loan volume in states where we offer our insurance products along with the shift away from larger loans. The sale of insurance products is limited to large loans in several states in which we operate. Other income increased by $4.4 million, or 10.7%, from fiscal 2023 to fiscal 2024 primarily due to an increase in tax preparation revenue of $5.5 million, partially offset by a decrease in revenue from the Company's motor club product of $1.6 million.

The provision for credit losses during fiscal 2024 decreased by $102.5 million, or 39.5%, from the previous year. This decrease can mostly be attributed to a decrease in charge-off rates during the year. Accounts that were 91 days or more past due represented 3.1% and 3.5% of our loan portfolio on a recency basis at March 31, 2024 and March 31, 2023, respectively.

The Company's year-over-year net charge-off ratio (net charge-offs as a percentage of average net loans receivable) decreased from 23.7% for the year ended March 31, 2023 to 17.7% for the year ended March 31, 2024. The net charge-off rate for the past ten fiscal years averaged 16.3%, with a high of 23.7% (fiscal 2023) and a low of 12.8% (fiscal 2015). The following table presents the Company's net charge-off ratios since 2013.

Historical Net Charge-off Rate

25%
22.5%
20%
17.5%
15%
12.5%
10%
Percentage
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
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
2023 In fiscal 2023, the Company's net charge-off rate increased to 23.7%. This increase is primarily attributable to the higher proportion of NBs at the beginning of the current fiscal year. Additionally, NBs originated in the prior fiscal year performed worse than expected as a result of the rapid rise in inflation during Q4 of fiscal 2022.
2024 In fiscal 2024, the Company's net charge-off rate decreased to 17.7%. This decrease is primarily attributable to the Company's continued focus on credit quality and a conservative approach to its lending operations.

General and administrative expenses during fiscal 2024 decreased by $10.9 million, or 3.9%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, increased 1.6% from fiscal 2023 to fiscal 2024 and, overall, general and administrative expenses as a percent of total revenues increased to 46.9% in fiscal 2024 from 45.3% in fiscal 2023. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $164.5 million for fiscal 2024, a $13.2 million, or 7.4%, decrease over fiscal 2023. The decrease was largely due to a $10.7 million decrease in stock compensation expense and a $2.2 million decrease in bonus expense.

Occupancy and equipment expense totaled $49.8 million for fiscal 2024, a 2.3 million, or 4.5%, decrease over fiscal 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2024, the expense per average open branch increased to $47.2 thousand, up from $46.7 thousand in fiscal 2023.

Advertising expense totaled $9.9 million for fiscal 2024, a $3.8 million, or 62.9%, increase over fiscal 2023. The increase was primarily due to increased spending in our new customer acquisition programs.

Amortization of intangible assets totaled $4.2 million for fiscal 2024, a $0.2 million, or 5.5%, decrease over fiscal 2023, which primarily relates to a corresponding decrease in intangible assets acquired in the current fiscal year compared to the previous fiscal year.

Other expense totaled $40.2 million for fiscal 2024, a $1.1 million, or 2.8%, increase over fiscal 2023.

Interest expense decreased by $2.2 million, or 4.4%, during fiscal 2024 when compared to the previous fiscal year as a result of a 21.1% decrease in average debt outstanding, partially offset by an increase in the effective interest rate from 7.1% to 8.6%.

Income tax expense increased $16.1 million for fiscal 2024 compared to the prior fiscal year. The effective tax rate increased to 22.2% for fiscal 2024 compared to 21.8% for fiscal 2023. The effective tax rate remained substantially unchanged from prior year with the slight increase related to the effects of increased pretax book earnings relative to the effect of permanent items included in the current fiscal year.

Comparison of Fiscal 2023 Versus Fiscal 2022

For a comparison of our results of operations for the years ended March 31, 2023 and March 31, 2022, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (which was filed with the SEC on June 1, 2023).

Regulatory Matters

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

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. The payment requirements were scheduled to take effect in June 2022. However, on October 19, 2022, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit ruled, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, that the funding mechanism for the CFPB violates the appropriations clause of the U.S. Constitution, and as a result, vacated the Rule. On October 3, 2023, the U.S. Supreme Court held oral argument to decide the constitutionality of the CFPB's funding mechanism. On May 16, 2024, the Supreme Court held that the funding mechanism for the CFPB complies with the appropriations clause of the U.S. Constitution, reversing the judgment of the Court of Appeals, and remanding the cause for further proceedings. To the extent that the Rule is reinstated and takes effect, any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda and has remained inactive since, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it had begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB previously notified the Company that it was seeking to establish such supervisory authority over the Company. Since then, the CFPB issued a public designation order setting forth its determination that the Company has met the legal requirements for supervision (the "Order"). Pursuant to the terms of the Order, the CFPB has supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010 until such time as the Order is terminated consistent with 12 C.F.R. 1091.113. Importantly, while the Order establishes that the CFPB has supervisory authority over the Company, it does not constitute a finding that the Company has engaged in wrongdoing, nor does it require any immediate action on the part of the Company. However, the outcome of such supervision could result in operational changes which could reduce our ability to operate profitably or increase compliance costs. The supervision could also result in additional examinations, investigations, litigation, consent orders or administrative proceedings, which could require considerable resources, time, effort and attention from our management, and may result in operational changes, monetary penalties or declines in our stock price. See Part I, Item 1, “Description of Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” for more information regarding these regulatory and related risks.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2024 and 2023.

	At or for the Three Months Ended
	Fiscal 2024				Fiscal 2023
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$139,324	$136,875	$137,749	$159,265	$157,918	$151,258	$146,533	$160,837
Provision for credit losses	$46,602	$40,463	$40,632	$29,276	$85,822	$68,620	$59,609	$45,412
General and administrative expenses	$68,125	$62,948	$65,909	$71,619	$71,650	$69,694	$64,951	$73,178
Net income (loss)	$9,539	$16,082	$16,665	$35,058	$(8,566)	$(637)	$5,806	$24,632

Gross loans receivable	$1,397,966	$1,379,514	$1,400,622	$1,277,149	$1,641,798	$1,598,362	$1,553,985	$1,390,016
Number of branches open	1,055	1,053	1,052	1,048	1,146	1,104	1,084	1,073

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the IRS or by state or foreign taxing authorities. The Company is subject to potential adverse adjustments including, but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable increased from $1.10 billion at March 31, 2021 to $1.28 billion at March 31, 2024, net cash provided by operating activities for fiscal years 2024, 2023, and 2022 was $265.8 million, $291.6 million, and $272.4 million, respectively.

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

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

During fiscal 2023, the Company repurchased and extinguished $9.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

As a result, the Company recognized a $1.6 million and $1.8 million gain on extinguishment for the years ended March 31, 2024 and 2023, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $30.1 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company acquired $2.1 million and $28.3 million in loans receivable, net during fiscal 2024 and 2023, respectively. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $725.8 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus a spread adjustment of 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At March 31, 2024, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $725.8 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2024. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation is equal to the product of (a) the Company’s eligible loans receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 70% (decreasing to as low as 62% for the calendar months ended October 31, 2022 through June 30, 2023) to 80% based on a collateral performance indicator, as more completely described below. Further, under the revolving credit facility, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2024, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 9.9%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2024, $223.4 million was outstanding under this facility, and there was $355.9 million of unused borrowing availability under the borrowing base limitations.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 for the fiscal quarter ended December 31, 2023 and each fiscal quarter thereafter); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.0 to 1.0 for the fiscal quarters ending December 31, 2023 through December 31, 2024, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters (other than for the fiscal quarter ended September 30, 2023) must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of March 31, 2024, the Company's debt outstanding was $496.0 million, net of $2.4 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $424.4 million resulting in a debt-to-equity ratio of 1.2:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its Consolidated Balance Sheets.

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

Share Repurchase Program

On February 24, 2024, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2024, the Company had $11.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company's debt agreements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of March 31, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $30.1 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

Inflation

The Company does not believe that inflation will have a materially adverse effect on its financial condition, unless changes in inflation are particularly severe and sudden in nature. Although inflation would increase the Company’s operating costs in absolute terms and may impact the ability or willingness of borrowers to repay their loans, the Company expects that the same decrease in the value of money would result in an increase in the size of loans demanded by its customer base. It is reasonable to anticipate that such a change in customer preference would result in an increase in total loan receivables and an increase in absolute revenues to be generated from that larger amount of loans receivable. The Company believes that this increase in absolute revenues should offset any increase in operating costs. In addition, because the Company’s loans have a relatively short contractual term and average life, it is unlikely that loans made at any given point in time will be repaid with significantly inflated dollars.

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

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $223.4 million at March 31, 2024. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2024, a change of 1% in the interest rate would cause a change in interest expense of approximately $2.2 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	2023
ASSETS
Cash and cash equivalents	$11,839,460	$16,508,935
Gross loans receivable	1,277,149,256	1,390,015,568
Less:
Unearned interest, insurance and fees	(326,746,136)	(376,674,349)
Allowance for credit losses	(102,962,811)	(125,552,733)
Loans receivable, net	847,440,309	887,788,486
Income taxes receivable	3,091,229	—
Operating lease ROU assets, net	79,501,238	81,289,240
Property and equipment, net	22,897,197	23,926,080
Deferred income taxes, net	30,942,844	41,722,361
Other assets, net	42,198,242	43,422,669
Goodwill	7,370,791	7,370,791
Intangible assets, net	11,069,733	15,289,579
Total assets	$1,056,351,043	$1,117,318,141

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$223,419,132	$307,910,824
Senior unsecured notes payable, net	272,609,632	287,352,892
Income taxes payable	—	2,532,766
Operating lease liability	81,920,865	83,735,002
Accounts payable and accrued expenses	53,974,198	50,559,920
Total liabilities	631,923,827	732,091,404

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,938,665 and 6,231,082 shares at March 31, 2024 and March 31, 2023, respectively	—
Additional paid-in capital	286,432,952	288,071,839
Retained earnings	137,994,264	97,154,898
Total shareholders' equity	424,427,216	385,226,737

Total liabilities and shareholders' equity	$1,056,351,043	$1,117,318,141

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2024	2023	2022

Revenues:
Interest and fee income	$468,527,861	$508,335,681	$485,666,579
Insurance and other income, net	104,685,541	108,209,683	99,520,174
Total revenues	573,213,402	616,545,364	585,186,753

Expenses:
Provision for credit losses	156,973,220	259,463,199	186,207,341
General and administrative expenses:
Personnel	164,454,210	177,690,957	183,058,343
Occupancy and equipment	49,776,200	52,106,567	52,084,641
Advertising	9,932,122	6,096,083	18,298,212
Amortization of intangible assets	4,219,846	4,466,535	5,010,275
Other	40,217,781	39,113,656	41,523,834
Total general and administrative expenses	268,600,159	279,473,798	299,975,305

Interest expense	48,232,287	50,462,594	33,424,788
Total expenses	473,805,666	589,399,591	519,607,434

Income before income taxes	99,407,736	27,145,773	65,579,319

Income taxes	22,062,509	5,913,783	11,659,482

Net income	$77,345,227	$21,231,990	$53,919,837

Net income per common share:
Basic	$13.45	$3.69	$8.88
Diluted	$13.19	$3.60	$8.47
Weighted average common shares outstanding:
Basic	5,748,554	5,749,492	6,072,170
Diluted	5,861,900	5,898,670	6,364,066

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	34,649	2,867,974	—	2,867,974
Common stock repurchases	(295,201)	—	(36,505,861)	(36,505,861)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(31,865)	(752,652)	—	(752,652)
Stock-based compensation (reversal) related to stock options	—	(3,754,209)	—	(3,754,209)
Net income	—	—	77,345,227	77,345,227
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216

	Year ended March 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options, net of cancellations	7,569	654,920	—	654,920
Common stock repurchases	(73,643)	—	(14,314,089)	(14,314,089)
Stock-based compensation related to restricted stock, net of cancellations ($2,543,001)	(51,158)	4,067,525	—	4,067,525
Stock-based compensation related to stock options	—	2,442,309	—	2,442,309
Cumulative effect of adoption of ASU 2023-02	—	—	(1,880,346)	(1,880,346)
Net income	—	—	21,231,990	21,231,990
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737

	Year ended March 31, 2022
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2021	6,805,294	$255,590,674	$149,336,767	$404,927,441
Proceeds from exercise of stock options	154,699	12,805,646	—	12,805,646
Common stock repurchases	(589,533)	—	(111,139,261)	(111,139,261)
Stock-based compensation related to restricted stock, net of cancellations ($5,072,230)	(22,146)	9,036,852	—	9,036,852
Stock-based compensation related to stock options	—	3,473,913	—	3,473,913
Net income	—	—	53,919,837	53,919,837
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$77,345,227	$21,231,990	$53,919,837
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on assets held for sale	—	—	38,633
Amortization of intangible assets	4,219,846	4,466,535	5,010,275
Amortization of historic tax credits	—	—	3,930,753
Accrued unearned interest	(1,131,985)	3,213,737	(9,032,020)
Gain on extinguishment of senior unsecured notes payable	(1,631,964)	(1,831,277)	—
Amortization of deferred loan costs	14,216,781	15,526,336	16,911,599
Amortization of debt issuance costs	1,686,563	1,654,916	1,095,325
Provision for credit losses	156,973,220	259,463,199	186,207,341
Depreciation	6,668,557	6,239,266	6,253,175
Amortization of finance leases	—	204,552	407,624
Gain on asset acquisitions, net of income tax	(112,683)	(3,993,168)	—
Loss (gain) on sale of property and equipment	(57,100)	11,837	419,975
Deferred income tax expense (benefit)	10,737,604	(2,102,085)	(14,808,715)
Stock-based compensation (reversal) related to equity classified awards	(1,683,087)	9,052,835	17,582,995
Gain on company-owned life insurance	(154,140)	(104,113)	(106,885)
Change in accounts:
Other assets, net	1,217,574	(9,147,152)	(8,193,529)
Income taxes payable and receivable	(5,623,995)	(4,851,403)	(4,191,692)
Accounts payable and accrued expenses	3,112,948	(7,482,219)	17,001,850
Net cash provided by operating activities	265,783,366	291,553,786	272,446,541
Cash flows from investing activities:
Increase in loans receivable, net	(127,576,429)	(152,154,050)	(436,311,573)
Cash paid for acquisitions, primarily loans	(1,978,815)	(23,131,758)	(10,859,984)
Purchases of property and equipment	(5,932,748)	(5,827,773)	(6,070,414)
Proceeds from sale of property and equipment	350,174	529,781	245,935
Proceeds from the sale of assets held for sale	—	—	1,104,895
Net cash used in investing activities	(135,137,818)	(180,583,800)	(451,891,141)
Cash flow from financing activities:
Borrowings from senior notes payable	305,700,964	313,862,948	515,315,246
Payments on senior notes payable	(390,192,656)	(402,924,870)	(523,350,000)
Payments for extinguished senior unsecured notes payable	(14,043,159)	(7,171,700)	—
Issuance of senior unsecured notes payable	—	—	300,000,000
Debt issuance costs associated with senior unsecured notes payable	—	(19,656)	(5,119,647)
Payments for debt extinguishment costs	(28,125)	(22,850)
Debt issuance costs associated with senior notes payable	(591,716)	(1,139,008)	—
Proceeds from exercise of stock options	2,867,974	654,920	12,805,646
Payments for taxes related to net share settlement of equity awards	(2,823,774)	(2,543,001)	(5,072,230)
Repurchase of common stock	(36,204,531)	(14,314,089)	(111,139,261)
Repayment of finance lease	—	(80,067)	(505,286)
Net cash provided by (used in) financing activities	(135,315,023)	(113,697,373)	182,934,468
Net change in cash and cash equivalents	(4,669,475)	(2,727,387)	3,489,868
Cash and cash equivalents at beginning of year	16,508,935	19,236,322	15,746,454

Cash and cash equivalents at end of year	$11,839,460	$16,508,935	$19,236,322

Supplemental Disclosures:
Interest paid during the year	$48,836,325	$51,761,768	$21,318,911
Income taxes paid during the year	$8,952,124	$10,783,143	$30,941,852
Finance lease ROU assets, net transferred to property and equipment, net	$—	$402,960	$—
Non-cash excise tax on stock repurchases	$301,330	$—	$—

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

As of March 31, 2024, the Company operated 1,048 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: World Finance Corporation or World Finance.

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

Reclassification

From time to time, prior period amounts may be reclassified to conform to the current presentation. Such reclassifications have no impact on previously reported net income or shareholders' equity.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2024 and 2023, the Company had $6.7 million and $8.3 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2024, 2023, and 2022, the Company originated loans generally ranging up to $6,000 with terms of 60 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally, a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2024:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$250	$2,450	5	30
Large loans	2,500	32,400	9	60
Tax advance loans	500	7,000	8	35

Gross loans receivable at March 31, 2024 and 2023 consisted of the following:

	2024	2023
Small loans	$551,769,248	$580,107,889
Large loans	712,991,000	807,345,625
Tax advance loans	12,389,008	2,562,054
Total gross loans	$1,277,149,256	$1,390,015,568

Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in interest income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification.

Loans are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses.  Net unamortized deferred origination costs were $5.0 million and $4.9 million as of March 31, 2024 and 2023, respectively.

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

From time to time, the Company will sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 2, “Allowance for Credit Losses and Credit Quality Information," for further information.

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

Allowance for Credit Losses

Refer to Note 2, “Allowance for Credit Losses and Credit Quality Information”, for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

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

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. Lease liability is measured as of the lease commencement date based on the present value of the remaining minimum lease payments. The Company uses its effective annual interest rate as the discount rate when evaluating leases. Refer to Note 9, "Leases", for further discussion of the discount rate. A lease's ROU asset equals its lease liability, net of any prepaid rent.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU assets and lease obligations for its short-term equipment leases, which are defined as leases with an initial term of 12 months or less. Further, the Company has elected to not separate lease from non-lease components. Variable lease costs are payments that vary because of changes in facts or circumstances occurring after a lease's commencement date, other than the passage of time, and can include expenses such as common area maintenance, utilities, and repairs and maintenance.

Other Assets

Other assets include cash surrender value of life insurance policies, HTC investments, prepaid expenses, debt issuance costs related to the senior notes payable, and other deposits and receivables.

Debt Issuance Costs

In accordance with ASC 835, debt issuance costs related to the senior unsecured notes payable are presented as a direct deduction from its carrying value in the Consolidated Balance Sheets. Unamortized debt issuance costs related to the senior unsecured notes payable as of March 31, 2024 and 2023 were $2.4 million and $3.5 million, respectively.

As the Company intends to pay down the senior notes payable throughout the contractual arrangement, debt issuance costs related to this arrangement are presented as an asset within Other assets in the Consolidated Balance Sheets as discussed above. Unamortized debt issuance costs related to the senior notes payable as of March 31, 2024 and 2023 were $1.1 million and $1.2 million, respectively.

Intangible Assets and Goodwill

Intangible assets include the fair value of acquired customer lists and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit. As of March 31, 2024, the useful life of customer lists ranged from 8 to 23 years with a weighted average of approximately 9.3 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement. As of March 31, 2024, the useful life of non-compete agreements ranged from 3 to 5 years with a weighted average of approximately 4.6 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal years ended March 31, 2024, 2023, or 2022.

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

Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active.

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

Non-filing Insurance

Non-filing insurance premiums are charged to certain customers on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are passed through to a third-party insurance company, and any recoveries from customers after a receipt of an insurance payment are remitted to the third-party insurance company. Neither non-filing insurance premiums nor recoveries are reflected in the accompanying Consolidated Statements of Operations (see Note 8).

Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations. Paid claims are applied to customers' accounts, typically prior to charge-off, and are not reflected in net charge-offs. Non-filing insurance claims do not impact our allowance for credit losses.

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

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with FASB ASC Topic 260. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of Service Options and Restricted Stock, which are computed using the treasury stock method. See Note 11 for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12). The Company accounts for forfeitures as they occur. At March 31, 2024, the Company had several share-based employee compensation plans, which are described more fully in Note 12.

Share Repurchases

On February 24, 2024, the Board of Directors authorized the Company to repurchase up to $30.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2024, the Company had $11.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. As of March 31, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $30.1 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

Concentration of Risk

The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan; however, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral.

During the year ended March 31, 2024, the Company operated in sixteen states in the United States. For fiscal years ended March 31, 2024, 2023, and 2022, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $9.9 million, $6.1 million, and $18.3 million for fiscal years 2024, 2023, and 2022, respectively.

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

(2)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2024	March 31, 2023
0 to 5 months	$73,699,568	$81,803,668
6 to 17 months	69,616,739	133,650,188
18 to 35 months	140,340,728	135,396,187
36 to 59 months	181,399,293	244,414,255
60+ months	799,703,920	792,189,216

Tax advance loans	12,389,008	2,562,054
Total gross loans	$1,277,149,256	$1,390,015,568

The Company uses current payment performance to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled. Current payment performance is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at March 31, 2024 and 2023 was 4.9% and 7.1%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,094,896,350	$61,853,967	$4,807,924	$109,050	$25,850	$1,371	$1,161,694,512
30 - 60 days past due	34,034,537	4,600,615	610,649	10,856	14,076	5,429	39,276,162
61 - 90 days past due	21,874,701	2,154,561	200,117	17,493	204	—	24,247,076
91 or more days past due	34,560,868	4,600,040	364,386	6,151	5,617	5,436	39,542,498
Total	$1,185,366,456	$73,209,183	$5,983,076	$143,550	$45,747	$12,236	$1,264,760,248

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,441,660	$860	$—	$—	$—	$—	$7,442,520
30 - 60 days past due	4,942,757	788	—	—	—	—	4,943,545
61 - 90 days past due	—	1,650	—	—	—	—	1,650
91 or more days past due	—	1,293	—	—	—	—	1,293
Total	$12,384,417	$4,591	$—	$—	$—	$—	$12,389,008
Total gross loans							$1,277,149,256

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,079,720,968	$54,770,231	$3,681,104	$39,921	$10,484	$1,371	$1,138,224,079
30 - 60 days past due	37,475,784	3,388,380	288,576	1,064	—	—	41,153,804
61 - 90 days past due	26,191,269	2,903,253	208,172	3,430	204	—	29,306,328
91 or more days past due	41,978,436	12,147,320	1,805,223	99,134	35,059	10,865	56,076,037
Total	$1,185,366,457	$73,209,184	$5,983,075	$143,549	$45,747	$12,236	$1,264,760,248

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,441,661	$—	$—	$—	$—	$—	$7,441,661
30 - 60 days past due	4,942,757	—	—	—	—	—	4,942,757
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	—	4,590	—	—	—	—	4,590
Total	$12,384,418	$4,590	$—	$—	$—	$—	$12,389,008
Total gross loans							$1,277,149,256

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2023:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,174,237,761	$53,652,011	$1,554,144	$64,233	$5,142	$1,491	$1,229,514,782
30 - 60 days past due	47,346,331	3,661,493	77,857	6,714	—	—	51,092,395
61 - 90 days past due	33,012,804	3,030,052	44,129	7,643	—	—	36,094,628
91 or more days past due	54,851,010	14,940,345	735,493	182,547	31,721	10,593	70,751,709
Total	$1,309,447,906	$75,283,901	$2,411,623	$261,137	$36,863	$12,084	$1,387,453,514

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,932,607	$—	$—	$—	$—	$—	$1,932,607
30 - 60 days past due	609,844	—	—	—	—	—	609,844
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	409	19,194	—	—	—	—	19,603
Total	$2,542,860	$19,194	$—	$—	$—	$—	$2,562,054
Total gross loans							$1,390,015,568

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the years ended March 31, 2024 and 2023:

	2024
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2019 and prior	$17,352	$—	$17,352
2020	53,791	—	53,791
2021	301,162	—	301,162
2022	11,095,208	5,197	11,100,405
2023	132,745,783	1,287,512	134,033,295
2024	65,038,754	—	65,038,754
Total	$209,252,050	$1,292,709	$210,544,759

	2023
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2018 and prior	$7,940		$7,940
2019	33,698		33,698
2020	313,337		313,337
2021	4,663,908	18,716	4,682,624
2022	193,167,575	2,473,341	195,640,916
2023	101,668,877	32,753	101,701,630
Total	$299,855,335	$2,524,810	$302,380,145

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for NBs, 60-89 day delinquencies on a recency basis, FICO scores at origination, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The decrease in the allowance for credit losses from March 31, 2023 to March 31, 2024 was primarily due to lower expected loss rates on performing loans resulting from improvement in net charge-offs and a decrease in the loan portfolio.

Due to the short term nature of the loan portfolio, forecasted changes in macro-economic variables, such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. From time to time, the Company will also make changes, as deemed appropriate, to its NB underwriting guidance. As a result, management also considers whether a change in its NB underwriting might suggest a change is needed to the allowance for credit losses. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of March 31, 2024 and 2023, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,802,703	$4,720,150	$4,496,518	$7,680,197	$16,896,865	$73,699,568
6 to 17 months	60,634,735	3,155,423	2,075,608	3,750,973	8,982,004	69,616,739
18 to 35 months	126,843,010	5,057,256	3,224,662	5,215,800	13,497,718	140,340,728
36 to 59 months	165,694,013	6,159,335	3,519,743	6,026,202	15,705,280	181,399,293
60+ months	751,720,050	20,183,999	10,930,545	16,869,326	47,983,870	799,703,920

Tax advance loans	7,442,520	4,943,545	1,650	1,293	4,946,488	12,389,008
Total gross loans	1,169,137,031	44,219,708	24,248,726	39,543,791	108,012,225	1,277,149,256
Unearned interest, insurance and fees	(301,616,958)	(7,677,494)	(6,674,554)	(10,777,130)	(25,129,178)	(326,746,136)
Total net loans	$867,520,073	$36,542,214	$17,574,172	$28,766,661	$82,883,047	$950,403,120

Percentage of period-end gross loans receivable		3.5%	1.9%	3.1%	8.5%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2023:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$64,615,314	$5,451,276	$4,407,751	$7,329,327	$17,188,354	$81,803,668
6 to 17 months	113,946,833	6,527,355	4,655,441	8,520,559	19,703,355	133,650,188
18 to 35 months	120,125,821	5,336,994	3,727,331	6,206,041	15,270,366	135,396,187
36 to 59 months	223,734,062	8,070,011	4,839,000	7,771,182	20,680,193	244,414,255
60+ months	742,335,503	20,311,125	11,395,713	18,146,875	49,853,713	792,189,216

Tax advance loans	1,936,131	610,580	4,845	10,498	625,923	2,562,054
Total gross loans	1,266,693,664	46,307,341	29,030,081	47,984,482	123,321,904	1,390,015,568
Unearned interest, insurance and fees	(343,255,876)	(12,548,627)	(7,866,737)	(13,003,109)	(33,418,473)	(376,674,349)
Total net loans	$923,437,788	$33,758,714	$21,163,344	$34,981,373	$89,903,431	$1,013,341,219

Percentage of period-end gross loans receivable		3.3%	2.1%	3.5%	8.9%

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2024:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$55,572,691	$4,645,860	$4,784,273	$8,696,744	$18,126,877	$73,699,568
6 to 17 months	58,920,283	2,990,455	2,364,202	5,341,799	10,696,456	69,616,739
18 to 35 months	123,878,546	5,246,778	3,813,284	7,402,120	16,462,182	140,340,728
36 to 59 months	161,614,270	6,388,791	4,435,367	8,960,865	19,785,023	181,399,293
60+ months	738,238,289	21,881,920	13,909,202	25,674,509	61,465,631	799,703,920

Tax advance loans	7,441,661	4,942,757	—	4,590	4,947,347	12,389,008
Total gross loans	1,145,665,740	46,096,561	29,306,328	56,080,627	131,483,516	1,277,149,256
Unearned interest, insurance and fees	(296,584,056)	(7,544,366)	(7,936,622)	(14,681,092)	(30,162,080)	(326,746,136)
Total net loans	$849,081,684	$38,552,195	$21,369,706	$41,399,535	$101,321,436	$950,403,120

Percentage of period-end gross loans receivable		3.6%	2.3%	4.4%	10.3%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the years ended March 31, 2024 and 2023:

	Unpaid Accrued Interest Reversed Against Interest Income
	2024	2023
Customer Tenure
0 to 5 months	$(5,337,159)	$(9,280,329)
6 to 17 months	(3,251,451)	(5,790,516)
18 to 35 months	(3,381,665)	(4,673,972)
36 to 59 months	(4,055,663)	(4,596,229)
60+ months	(10,495,899)	(12,191,199)
Total	$(26,521,837)	$(36,532,245)

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2024 and March 31, 2023, as well as interest income recognized on nonaccrual loans for the years ended March 31, 2024, 2023, and 2022:

	Nonaccrual Loans Receivable
Customer Tenure	As of March 31, 2024	As of March 31, 2023	Interest Income Recognized Fiscal 2024	Interest Income Recognized Fiscal 2023	Interest Income Recognized Fiscal 2022
0 to 5 months	$13,971,062	$15,781,494	$1,024,573	$2,032,098	$1,485,356
6 to 17 months	8,507,503	18,288,714	1,522,705	1,815,167	1,662,082
18 to 35 months	12,569,729	15,551,806	1,730,680	2,385,356	2,292,776
36 to 59 months	15,250,596	19,745,397	2,364,522	2,357,340	1,602,011
60+ months	45,091,589	49,285,814	6,547,368	7,017,026	5,615,521

Tax advance loans	4,590	19,603	—	—	—
Unearned interest, insurance and fees	(24,405,895)	(32,158,640)	—	—	—
Total	$70,989,174	$86,514,188	$13,189,848	$15,606,987	$12,657,746

As of March 31, 2024 and March 31, 2023, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance at beginning of period	$125,552,733	$134,242,862	$91,722,288
Provision for credit losses	156,973,220	259,463,199	186,207,341
Charge-offs[1]	(210,544,759)	(302,380,145)	(164,747,552)
Recoveries[2]	30,981,617	34,226,817	21,060,785
Net charge-off	(179,563,142)	(268,153,328)	(143,686,767)
Balance at end of period	$102,962,811	$125,552,733	$134,242,862

1 The Company saw a significant increase in charge-offs in fiscal 2023 primarily due to the higher proportion of NBs at the beginning of the fiscal year. Additionally, NBs originated in fiscal 2022 performed worse than expected as a result of the rapid rise in inflation during Q4 of fiscal 2022. Fiscal 2024 saw a significant decrease in charge-offs primarily due to the Company's continued focus on credit quality and a conservative approach to its lending operations.
2 Recoveries for the year ended March 31, 2024 and March 31, 2023 include $19.3 million and $15.8 million, respectively, in proceeds related to the sale of charge-offs, which are included as a component of Provision for credit losses in the Consolidated Statements of Operations. Of the $19.3 million in fiscal 2024, $5.7 million relates to bulk sales of charge-offs from prior periods and $13.6 million relates to recurring sales of charge-offs. Of the $15.8 million in fiscal 2023, $8.4 million relates to bulk sales of charge-offs from prior periods and $7.4 million relates to recurring sales of charge-offs.

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2024	March 31, 2023
Land	$100,443	$100,443
Building and leasehold improvements	20,155,951	18,504,321
Furniture and equipment	58,814,442	56,482,568
	79,070,836	75,087,332
Less accumulated depreciation and amortization	(56,173,639)	(51,161,252)
Total	$22,897,197	$23,926,080

Depreciation expense was approximately $6.7 million, $6.2 million, and $6.3 million for the years ended March 31, 2024, 2023, and 2022, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,730,620	$(44,796,996)	$10,933,624	$55,730,620	$(40,950,350)	$14,780,270
Non-compete agreements	10,528,143	(10,392,034)	136,109	10,528,143	(10,018,834)	509,309
Total	$66,258,763	$(55,189,030)	$11,069,733	$66,258,763	$(50,969,184)	$15,289,579

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $3.8 million for 2025; $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; and an aggregate of $0.1 million for the years thereafter.

(5)Goodwill

As of March 31, 2024 and 2023, goodwill was $7.4 million. There were no goodwill additions during fiscal 2024 and 2023. The Company performed an annual impairment test during the fourth quarters of fiscal 2024 and 2023 and determined none of its recorded goodwill was impaired.

(6)Debt

Senior Notes Payable; Revolving Credit Facility

On February 28, 2024, the Company amended its revolving credit agreement ("Twelfth Amendment") to (i) change the ratio of Net Income Available for Fixed Charges from not less than 2.25 to 1 to not less than 2.00 to 1 for the quarters ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 and (ii) change the ratio of Total Debt to Consolidated Adjusted Net Worth limit to 225% for the remainder of the Amended and Restated Credit Agreement.

At March 31, 2024, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met. At March 31, 2024, the Company had $223.4 million outstanding under the facility, not including $725.8 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2024. Both letters of credit automatically extend for one year on their expiration dates. To the extent that a letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of March 31, 2024. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5%, with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.64 million, $1.29 million, and $1.34 million for the years ended March 31, 2024, 2023, and 2022, respectively. Borrowings under the revolving credit facility mature on June 7, 2026.

For the years ended March 31, 2024, 2023, and 2022 the Company’s effective interest rate, including the commitment fee, was 9.9%, 7.0%, and 5.0%, respectively, and the unused amount available under the revolver at March 31, 2024 was $355.9 million.

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

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

During fiscal 2023, the Company repurchased and extinguished $9.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $7.2 million.

As a result, the Company recognized a $1.6 million and $1.8 million gain on extinguishment for the years ended March 31, 2024 and 2023, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 for the fiscal quarter ended December 31, 2023 and each fiscal quarter thereafter); (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.0 to 1.0 for the fiscal quarters ending December 31, 2023 through December 2024, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters (other than for the fiscal quarter ended September 30, 2023) must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at March 31, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2024, the aggregate annual maturities of the Company's debt arrangements for each of the five fiscal years subsequent to March 31, 2024 were as follows:

2025	$—
2026	—
2027	498,419,132
2028	—
2029	—
Total future debt payments	$498,419,132

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2024, 2023, and 2022 consist of:

	2024	2023	2022
Insurance revenue	$59,237,299	$67,153,063	$56,270,249
Tax return preparation revenue	29,499,378	23,970,639	24,498,059
Auto club membership revenue	8,041,245	9,661,126	14,758,783
Other	7,907,619	7,424,855	3,993,083
Insurance and other income	$104,685,541	$108,209,683	$99,520,174

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written, and revenue is recognized over the life of the related insurance contracts. As of March 31, 2024, 2023, and 2022, the amount of net written premiums by the reinsurance subsidiary were $7.2 million, $9.0 million, and $9.8 million, respectively, and the amount of earned premiums were $8.2 million, $9.1 million, and $7.6 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2024 and 2023, the cash reserves were $4.9 million and $5.7 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2024, 2023, and 2022:

	2024	2023	2022
Insurance premiums written	$7,103,355	$6,732,057	$8,804,046
Recoveries on claims paid	$986,384	$1,143,332	$982,025
Claims paid	$7,426,712	$12,026,092	$6,336,549

(9)Leases

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its effective annual interest rate to determine the discount rate when evaluating leases under Topic 842. Management applies its effective interest rate to leases entered for the entirety of the subsequent year. For example, fiscal 2023’s annual effective interest rate of 7.1% was used in the determination of lease type as well as the discount rate when calculating the present value of lease payments for all leases entered into in fiscal 2024.

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the ROU assets were amortized over the useful life of the assets, rather than over the lease terms. As of March 31, 2024 and 2023, the Company had no finance leases.

The following table reports information about the Company's lease costs for the years ended March 31, 2024, 2023, and 2022:

	2024	2023	2022
Lease Cost
Finance lease cost	$—	$205,975	$427,619
Amortization of ROU assets	—	204,552	407,624
Interest on lease liabilities	—	1,423	19,995
Operating lease cost	$25,291,087	$27,408,284	$27,529,425
Short-term lease cost	—	—	—
Variable lease cost	3,823,435	3,710,560	3,629,903
Total lease cost	$29,114,522	$31,324,819	$31,586,947

The following table reports other information about the Company's leases for the years ended March 31, 2024, 2023, and 2022:

	2024	2023	2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$25,292,363	$26,476,133	$27,936,317
Operating cash flows from finance leases	—	1,423	19,994
Operating cash flows from operating leases	25,292,363	26,394,643	27,411,037
Financing cash flows from finance leases	—	80,067	505,286
ROU assets obtained in exchange for new finance lease liabilities	$—	$—	$—
ROU assets obtained in exchange for new operating lease liabilities	$18,024,157	$16,924,511	$15,381,953
Weighted-average remaining lease term — finance leases	—	—	0.4 years
Weighted average remaining lease term — operating leases	6.8 years	7.1 years	7.3 years
Weighted-average discount rate (monthly) — finance leases	—%	—%	6.0%
Weighted-average discount rate — operating leases	6.3%	6.0%	6.1%

The aggregate annual lease obligations as of March 31, 2024, are as follows:

Operating Leases
2025	$22,595,008
2026	19,015,580
2027	14,798,976
2028	11,839,812
2029	8,135,173
Thereafter	25,100,542
Total undiscounted lease liability	$101,485,091
Imputed interest	19,564,226
Total discounted lease liability	$81,920,865

The Company had no leases with related parties as of March 31, 2024 or 2023.

(10)Income Taxes

The Company adopted ASU 2023-02, Investments- Equity Method and Joint Ventures, on a modified retrospective basis in March 2023 with an effective date of April 1, 2022. Prior to the adoption of this pronouncement, the Company recognized its HTC investment under the flow through method over the five-year investment period on a straight-line basis as a component of other expense. With the adoption of this ASU, the Company recognizes the investment of the HTC under the proportional amortization method which allows the investment to be recognized in proportion to the tax credit as a component of income tax expense. In fiscal 2023, the Company recorded a cumulative adjustment of $1.9 million to the opening balance of retained earnings, which represents the net difference between the investment amortization under the two methods through the April 1, 2022 adoption date.

As of March 31, 2024 and 2023, investment in HTC was $24.8 million and $23.0 million, respectively, which is included as a component of Other assets, net and Accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $8.8 million and $2.1 million for the years ended March 31, 2024 and 2023, respectively, in income tax expense. The Company recognized tax benefits from these investments of $9.7 million and $1.9 million during the years ended March 31, 2024 and 2023, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications to its investments during the current fiscal year.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2024
Federal	$9,592,743	$8,325,695	$17,918,438
State and local	1,732,162	2,411,909	4,144,071
	$11,324,905	$10,737,604	$22,062,509

Year ended March 31, 2023
Federal	$7,135,030	$(1,430,623)	$5,704,407
State and local	880,838	(671,462)	209,376
	$8,015,868	$(2,102,085)	$5,913,783

Year ended March 31, 2022
Federal	$22,262,110	$(11,892,354)	$10,369,756
State and local	4,206,087	(2,916,361)	1,289,726
	$26,468,197	$(14,808,715)	$11,659,482

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense for March 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
Expected income tax	$20,875,624	$5,700,613	$13,771,657
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	3,513,226	328,026	1,489,800
Federal tax credits, net	(1,034,091)	(200,203)	(1,193,021)
State tax credits	(239,410)	(162,619)	(470,916)
Uncertain tax positions	(16,802)	(1,151,234)	(555,252)
Expiration of capital loss carryforward	7,773,559	—	—
Executive compensation limitation under Section 162(m)	62,686	732,504	1,918,618
Excess tax benefits related to equity compensation	(347,806)	(73,644)	(3,237,682)
Decrease in valuation allowance related to capital loss carryforward	(7,773,559)	—	—
Prior year adjustments	(1,135,270)	238,187	(51,728)
Other, net	384,352	502,153	(11,994)
	$22,062,509	$5,913,783	$11,659,482

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2024 and 2023 are presented below:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$25,538,524	$31,239,616
Unearned insurance commissions	10,944,327	14,589,099
Accrued expenses primarily related to employee benefits	10,234,369	12,444,567
Reserve for uncollectible interest	990,192	1,124,879
Lease liability	20,217,720	20,675,974
Intangible assets	1,701,995	660,312
Foreign tax credit carryforward	3,254,926	3,254,926
Capital loss carryforward	192,767	7,966,326
State net operating loss carryforwards	5,481,746	4,851,747
Gross deferred tax assets	78,556,566	96,807,446
Less valuation allowance	(8,094,712)	(15,209,271)
Net deferred tax assets	70,461,854	81,598,175

Deferred tax liabilities:
Fair value adjustment for loans receivable	(12,357,392)	(11,371,461)
Property and equipment	(3,912,030)	(4,611,006)
Deferred loan origination costs	(1,239,726)	(1,212,809)
Prepaid expenses	(1,662,717)	(1,766,564)
ROU assets	(19,619,875)	(20,072,506)
Other	(727,270)	(841,468)
Gross deferred tax liabilities	(39,519,010)	(39,875,814)

Deferred income taxes, net	$30,942,844	$41,722,361

At March 31, 2024, the Company had state net operating loss carryforwards of approximately $94.4 million. A deferred tax asset of approximately $5.5 million was recorded to reflect the benefit of these losses. Of this $5.5 million, $0.8 million is expected to be recognized. Approximately $1,000 of the state net operating loss carryforward will expire in 2025 with the remaining carryforward expiring between 2031 and 2042.

The valuation allowance for deferred tax assets decreased by $7.1 million for the year ended March 31, 2024 when compared to March 31, 2023. The valuation allowance at March 31, 2024 and 2023 was $8.1 million and $15.2 million, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2024 consisted of $4.6 million from state net operating loss carryforwards in the amount of $73.6 million which expire from 2025 to 2042, a foreign tax credit carryforward of $3.3 million arising in relation to the Section 965 calculation ("Transition Tax") during fiscal 2018 which expires in 2028, and $0.2 million related to the $0.9 million capital loss on the sale of the former headquarters buildings which expire from 2026 to 2027. The Company does not expect to generate enough foreign source income, state taxable income in the respective jurisdictions or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.

As of March 31, 2024, 2023, and 2022, the Company had $1.1 million, $1.1 million, and $2.2 million of total gross unrecognized tax benefits including interest, respectively. Of these totals, approximately $0.9 million, $0.9 million, and $2.0 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2024, 2023, and 2022 are presented below:

	2024	2023	2022
Unrecognized tax benefit balance beginning of year	$818,225	$1,616,116	$1,811,244
Gross increases for tax positions of current year	105,531	129,146	153,754
Lapse of statute of limitations	(175,467)	(927,037)	(348,882)
Unrecognized tax benefit balance end of year	$748,289	$818,225	$1,616,116

At March 31, 2024, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2024, 2023, and 2022, the Company had $0.3 million, $0.3 million, and $0.6 million accrued for gross interest, respectively, of which $0.1 million, $0.1 million, and $0.2 million represented the current period expense for the periods ended March 31, 2024, 2023, and 2022, respectively.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$77,345,227	5,748,554	$13.45

Effect of dilutive securities options and restricted stock	—	113,346

Diluted EPS
Net income available to common shareholders including dilutive securities	$77,345,227	5,861,900	$13.19

	For the year ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$21,231,990	5,749,492	$3.69

Effect of dilutive securities options and restricted stock	—	149,178

Diluted EPS
Net income available to common shareholders including dilutive securities	$21,231,990	5,898,670	$3.60

	For the year ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$53,919,837	6,072,170	$8.88

Effect of dilutive securities options and restricted stock	—	291,896

Diluted EPS
Net income available to common shareholders including dilutive securities	$53,919,837	6,364,066	$8.47

Options to purchase 293,695, 333,072, and 412,015 shares of common stock at various prices were outstanding during the years ended March 31, 2024, 2023, and 2022, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.5 million, $1.7 million, and $1.8 million, for the years ended March 31, 2024, 2023, and 2022, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For the years ended March 31, 2024, 2023, and 2022, contributions of $0.5 million, respectively, were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $5.5 million and $5.7 million as of March 31, 2024 and 2023, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2024 and 2023, no executive or director had deferred any compensation under this plan.

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, and the 2017 Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2024 there were a total of 242,540 shares of common stock available for grant under the 2017 Plan.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50. FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their grant date fair values. Stock-based compensation related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. Stock-based compensation related to stock option awards is based on the number of shares expected to vest and the estimated fair value of the awards on the grant date using the the Black-Scholes valuation model.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares shall vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period subject to each respective employee’s continued employment at the Company through the last day of the Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

The Performance Share performance targets are set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Restricted Stock Eligible for Vesting (Percentage of Award)
$16.35	40%
$20.45	60%

The Restricted Stock awards typically vest in three to six equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2024, 2023, and 2022 was $69.00, $53.57, and $99.14 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2024	2023	2022
Dividend yield	—%	—%	—%
Expected volatility	62.55%	57.21%	57.82%
Average risk-free interest rate	4.69%	3.64%	1.02%
Expected life	4.6 years	5.8 years	6.0 years

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

Option activity for the year ended March 31, 2024 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	314,742		$104.41
Granted	2,598		124.67
Exercised	(34,649)		82.77
Forfeited	(11,836)		128.08
Expired	(2,908)		159.05
Options outstanding, end of period	267,947	[3]	$105.77	5.00	$11,130,937
Options exercisable, end of period	117,979		$108.47	4.93	$4,758,782

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2024 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of March 31, 2024. This amount will change as the stock's market price changes. The total intrinsic value and tax benefit of options exercised during the years ended March 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Intrinsic value of options exercised	$1,556,871	$493,418	$17,494,865
Tax benefit of options exercised	$120,557	$51,103	$2,454,039

The total fair value of stock options vested during the years ended March 31, 2024, 2023, and 2022 were $2,466,706, $2,602,858 and $2,376,824, respectively.

As of March 31, 2024, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.4 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

Restricted Stock

During fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified), to certain vice presidents and senior vice presidents with a grant date weighted average fair value of $120.12 per share.

During fiscal 2023, the Company granted 3,250 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $129.85 per share.

During fiscal 2022, the Company granted 4,062 shares of restricted stock (which are equity classified) to certain non-employee directors with a grant date weighted average fair value of $188.38 per share.

The total fair value of restricted stock vested during the years ended March 31, 2024, 2023, and 2022 were $7,796,666, $6,721,492 and $12,814,827, respectively.

As of March 31, 2024, there was approximately $1.4 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 0.6 years based on current estimates.

3Of the 267,947 options outstanding, 41,103 are not yet exercisable based solely on fulfilling a service condition and another 108,865 are not yet exercisable based solely on fulfilling the performance condition described further above.

A summary of the status of the Company’s restricted stock as of March 31, 2024 and changes during the year ended March 31, 2024, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2023	460,614	$101.82
Granted during the period	3,993	120.12
Vested during the period	(62,983)	103.85
Forfeited during the period	(13,047)	116.56
Outstanding at March 31, 2024	388,577	$101.18

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the years ended March 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Stock-based compensation related to equity classified units:
Stock-based compensation (reversal) related to stock options[4]	$(3,754,209)	$2,442,309	$3,473,913
Stock-based compensation related to restricted stock	2,071,122	6,610,526	14,109,082
Total stock-based compensation related to equity classified awards	$(1,683,087)	$9,052,835	$17,582,995

4 During the second quarter of fiscal 2024, it was determined that the Performance Option performance target was no longer probable of being achieved. As a result and in accordance with ASC 718, the Company reversed $4.9 million in previously recognized stock-based compensation related to these Performance Options.

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2024, 2023, and 2022:

	2024	2023	2022
Acquisitions:
Number of asset purchases	1	50	50
Total acquisitions	1	50	50

Purchase price	$1,978,815	$23,131,758	$10,859,984
Tangible assets:
Loans receivable, net	2,133,410	28,322,554	9,631,112

Purchase price amount over (below) carrying value of net tangible assets[5]	$(154,595)	$(5,190,796)	$1,228,872

Customer lists	$—	$—	$952,872
Non-compete agreements	—	—	276,000

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

Non-compete agreements are valued at the stated amount paid to the other party for these agreements, which the Company believes approximates the fair values.

5 For the years ended March 31, 2024 and 2023, the Company recorded a $154.6 thousand gain, before income tax of $41.9 thousand, and a $5.2 million gain, before income tax of $1.2 million, respectively, on asset purchases, which are included as a component of Insurance and other income, net in the Consolidated Statements of Operations. Because the loan portfolios were purchased at a discount and there were no other elements to the transactions that should be accounted for separately, the Company recognized a gain on the excess fair value. As an immediate gain would be recognized on the acquired loans if the cost below fair value was allocated, it was not determined appropriate to reduce the basis of the acquired net loans receivable.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, the senior notes payable, and the senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable, consisting of a senior revolving credit facility, has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considered its creditworthiness in its determination of fair value.
The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		March 31, 2024		March 31, 2023
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$11,839,460	$11,839,460	$16,508,935	$16,508,935
Loans receivable, net	3	847,440,309	847,440,309	887,788,486	887,788,486

LIABILITIES
Senior unsecured notes payable	2	275,000,000	256,437,500	290,860,000	218,127,548
Senior notes payable	3	223,419,132	223,419,132	307,910,824	307,910,824

There were no other significant assets or liabilities measured at fair value as of March 31, 2024 and 2023.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2024				Fiscal 2023
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$139,324	$136,875	$137,749	$159,265	$157,918	$151,258	$146,533	$160,837
Provision for credit losses	46,602	40,463	40,632	29,276	85,822	68,620	59,609	45,412
General and administrative expenses	68,125	62,948	65,909	71,619	71,650	69,694	64,951	73,178
Interest expense	12,242	12,543	11,690	11,757	11,174	13,032	14,070	12,185
Income tax expense (benefit)	2,816	4,839	2,853	11,555	(2,162)	549	2,097	5,430
Net income (loss)	$9,539	$16,082	$16,665	$35,058	$(8,566)	$(637)	$5,806	$24,632

Net income (loss) per common share:
Basic	$1.65	$2.78	$2.89	$6.19	$(1.49)	$(0.11)	$1.01	4.27
Diluted	$1.62	$2.71	$2.84	$6.09	$(1.49)	$(0.11)	$0.99	4.20

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

(17)Subsequent Events

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2024. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2024 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	May 23, 2024	Date:	May 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 23, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses
As described in Notes 1 and 2 to the financial statements, the Company established an allowance for credit losses of $103.0 million as of March 31, 2024, which was estimated using the Company’s current expected credit loss (CECL) model. The Company’s CECL model estimates the allowance for credit losses for each Customer Tenure bucket using a historical migration analysis for the 12 most recent historical 12-month migration periods. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans, except for TAL loans, greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, FICO scores at origination, percent of loan balances that are paying and percentage of gross loans that are acquired loans as compared to metrics in the historical migration period. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management’s judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. Management also utilizes a reasonable and supportable forecast by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Management utilized significant judgment in developing reasonable and supportable forecasts and qualitative factors.

We identified the reasonable and supportable forecasts and qualitative factors of the allowance for credit losses as a critical audit matter as auditing management’s judgments of reasonable and supportable forecasts and qualitative factors required a high degree of auditor judgment and increased extent of audit effort.

Our audit procedures related to the Company’s estimate of reasonable and supportable forecasts and qualitative factors of the allowance for credit losses, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses as of March 31, 2024, and tested such controls for design and operating effectiveness, in particular, those controls over (a) quarterly review and approval of the appropriateness of the key assumptions of the CECL model, and (b) the quarterly management review control providing approval of the allowance for credit losses, both of which cover the Company’s estimate of reasonable and supportable forecasts and qualitative factors.
•We evaluated the reasonableness of management’s methodology, including the relevance of data inputs utilized, in determining adjustments for qualitative factors and reasonable and supportable forecasts.
•We tested the completeness and accuracy of data inputs utilized by management in determining adjustments for qualitative factors and reasonable and supportable forecasts by comparing to internal and external source data and documents.
•We evaluated the reasonableness of management’s conclusions regarding adjustments for reasonable and supportable forecasts, and qualitative factors.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
May 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries' (the Company’s) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and our report dated May 23, 2024 expressed an unqualified opinion.

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
May 23, 2024

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accounting firm to report under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information contained under the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if any) in the Proxy Statement is incorporated herein by reference in response to this Item 10. The information in response to this Item 10 regarding the executive officers of the Company is contained in Item 1, Part I hereof under the caption “Information about our Executive Officers.”

Insider Trading Policies and Procedures

Under United States securities laws, it is a crime to buy or sell securities of a company (including stocks or bonds) while in possession of material, non-public information about the company. Furthermore, it is a crime to pass on such information to others who use it for personal profit if the information was obtained in the course of one’s employment and disclosure violates a duty (of confidentiality or otherwise) owed to the employer. Corporations and “controlling persons” can also be criminally liable unless they take precautions to prevent violations of these laws.

The Company maintains an Insider Trading Policy (the “Policy”) as part of its efforts to ensure compliance with these laws. If a director, officer or any employee has material non-public information relating to the Company, the Policy, consistent with the law, requires that neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of that information or to pass it on to others.

The Policy also applies to information obtained in the course of employment relating to any other company, including customers, suppliers or other companies with whom the Company is considering a transaction.

There are no exceptions for transactions that may be necessary or justifiable for independent reasons (such as the need to raise money for an emergency expenditure).

To provide assistance in preventing inadvertent violations and avoiding even the appearance of an improper transaction (which could result, for example, where any director, officer or other employee engages in a trade while unaware of a pending major development), the Policy provides that:

•Except as otherwise set forth below with respect to Rule 10b5-1 Plans, all transactions in Company securities (acquisitions, dispositions, transfers, etc.) and any plans related thereto by "Insiders" (as defined in the Policy) must be pre-cleared by the Company’s Chief Financial Officer or General Counsel.

•Insiders include all directors and officers, as well as certain other designated employees. If an employee has not been previously designated as an Insider and the Company determines that he or she is or may become aware of potentially material information nonetheless, such employee will be notified of his or her Insider status and the rules relating to trading by Insiders will apply to such employee until further notice.

•Those persons required to pre-clear transactions should contact the Chief Financial Officer or General Counsel at least two business days in advance of a proposed transaction. The Chief Financial Officer or General Counsel will make appropriate inquiries, review and, as soon as possible, advise whether or not the Company will permit a transaction under the circumstances. The Chief Financial Officer or General Counsel is under no obligation to approve a transaction submitted for pre-clearance and may determine not to permit the transaction, or may approve the transaction in advance of the two business day window, if appropriate review is completed.

•Once pre-cleared, a transaction or Rule 10b5-1 Plan must be initiated within two business days. If a transaction is not initiated within that period, it cannot thereafter be initiated without a second pre-clearance.

•There will be regular quarterly blackout periods, and may be additional blackout periods instituted by the Company for certain specific events or anticipated announcements, during which transactions in the Company’s stock will not be permitted.

The Policy also contains prohibitions or limitations on certain transactions that could result in actual or apparent conflicts of interest or forced sales during periods when transactions are prohibited, including various derivative transactions, short sales, hedges, pledges and short-term trading. This description of the Policy is just a summary and is qualified in its entirety by reference to the full Policy, which is attached as Exhibit 19 to this Annual Report on Form 10-K.

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2024.

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

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2024 and 2023

        Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2024, 2023, and 2022

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, 2023, and 2022

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
4.03	Indenture, dated as of September 27, 2021, among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A.		8-K	4.1	09-28-21
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.08	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K/A	10.1	12-16-20
10.09	Fifth Amendment to Amended and Restated Revolving Credit Facility dated March 26, 2021		8-K	10.1	03-29-21
10.10	Sixth Amendment to Amended and Restated Revolving Credit Facility dated September 27, 2021		8-K	10.1	09-28-21
10.11	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 3, 2022		8-K	10.1	05-06-22
10.12	Eighth Amendment to Amended and Restated Revolving Credit Facility dated July 27, 2022		8-K	10.1	7-27-22
10.13	Ninth Amendment to Amended and Restated Revolving Credit Facility dated November 23, 2022		8-K	10.1	11-23-22
10.14	Tenth Amendment to Amended and Restated Revolving Credit Facility dated July 18, 2023		8-K	10.1	07-18-23
10.15	Eleventh Amendment to Amended and Restated Revolving Credit Facility dated November 9, 2023		8-K	10.1	11-09-23
10.16	Twelve Amendment to Amended and Restated Revolving Credit Facility dated February 28, 2024		8-K	10.1	02-28-24
10.17+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.18+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.19+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.20+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.21+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.22+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19

10.23+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.24+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.25+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.26+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.27+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.28+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.29+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.30+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.31+	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.32+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.33+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.34+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.35+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.36+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.37+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.38+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.39+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.40+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.41+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.42+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.43+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.44+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.45+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
19	Insider Trading Policy	*
21	Schedule of the Company’s Subsidiaries as of March 31, 2024	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
97	Policy Relating to Recovery of Erroneously Awarded Compensation	*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022;
(iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022;
(iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, March 31, 2023, and March 31, 2022; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	May 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President, Chief Executive Officer and Director		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	May 23, 2024	Date:	May 23, 2024

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	May 23, 2024

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	May 23, 2024	Date:	May 23, 2024

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	May 23, 2024	Date:	May 23, 2024

/s/ Beth Neuhoff		/s/ Benjamin Robinson
Beth Neuhoff		Benjamin Robinson
Director		Director
Date:	May 23, 2024	Date:	May 23, 2024