Form 10-Q
period 2024-06-30
WORLD ACCEPTANCE CORP
filed 2024-08-08
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

The number of outstanding shares of the issuer’s common stock, no par value, as of August 5, 2024 was 5,854,598.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2025" are to the Company’s fiscal year ending March 31, 2025; all references in this report to "fiscal 2024" are to the Company's fiscal year ended March 31, 2024; and all references to "fiscal 2019" are to the Company’s fiscal year ended March 31, 2019.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$11,119,138	$11,839,460
Gross loans receivable	1,274,819,257	1,277,149,256
Less:
Unearned interest, insurance and fees	(330,334,164)	(326,746,136)
Allowance for credit losses	(109,643,363)	(102,962,811)
Loans receivable, net	834,841,730	847,440,309
Income taxes receivable	3,950,606	3,091,229
Operating lease right‐of‐use assets, net	80,865,970	79,501,238
Property and equipment, net	22,199,110	22,897,197
Deferred income taxes, net	32,425,138	30,942,844
Other assets, net	45,599,564	42,198,242
Goodwill	7,370,791	7,370,791
Intangible assets, net	10,063,983	11,069,733
Total assets	$1,048,436,030	$1,056,351,043

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$241,727,745	$223,419,132
Senior unsecured notes payable, net	251,013,681	272,609,632
Operating lease liability	83,136,404	81,920,865
Accounts payable and accrued expenses	49,947,032	53,974,198
Total liabilities	625,824,862	631,923,827

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,847,398 and 5,938,665 shares at June 30, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	285,924,247	286,432,952
Retained earnings	136,686,921	137,994,264
Total shareholders' equity	422,611,168	424,427,216

Total liabilities and shareholders' equity	$1,048,436,030	$1,056,351,043

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2024	2023
Revenues:
Interest and fee income	$111,161,086	$116,618,914
Insurance and other income, net	18,366,180	22,704,877
Total revenues	129,527,266	139,323,791

Expenses:
Provision for credit losses	45,419,007	46,602,012
General and administrative expenses:
Personnel	36,976,186	41,792,087
Occupancy and equipment	12,163,775	12,619,740
Advertising	1,656,279	2,749,544
Amortization of intangible assets	1,005,750	1,069,316
Other	9,610,334	9,894,517
Total general and administrative expenses	61,412,324	68,125,204

Interest expense	9,768,771	12,242,249
Total expenses	116,600,102	126,969,465

Income before income taxes	12,927,164	12,354,326

Income tax expense	2,979,737	2,815,578

Net income	$9,947,427	$9,538,748

Net income per common share:
Basic	$1.82	$1.65
Diluted	$1.79	$1.62
Weighted average common shares outstanding:
Basic	5,480,205	5,772,733
Diluted	5,567,818	5,891,299

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	7,011	686,382	—	686,382
Common stock repurchases	(79,324)	—	(11,254,770)	(11,254,770)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($131,242)	(18,954)	(1,338,807)	—	(1,338,807)
Stock-based compensation related to stock options	—	143,720	—	143,720
Net income	—	—	9,947,427	9,947,427
Balances at June 30, 2024	5,847,398	$285,924,247	$136,686,921	$422,611,168

	Three months ended June 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	7,540	709,294	—	709,294
Stock-based compensation related to restricted stock, net of cancellations ($0)	1,875	1,099,351	—	1,099,351
Stock-based compensation related to stock options	—	313,347	—	313,347
Net income	—	—	9,538,748	9,538,748
Balances at June 30, 2023	6,240,497	$290,193,831	$106,693,646	$396,887,477

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$9,947,427	$9,538,748
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,005,750	1,069,316
Accrued unearned interest	(1,225,006)	(879,946)
Amortization of deferred loan cost	3,351,475	3,198,092
Gain on extinguishment of senior unsecured notes payable	(841,902)	(435,885)
Amortization of debt issuance costs	347,904	484,571
Provision for credit losses	45,419,007	46,602,012
Depreciation	1,643,118	1,574,515
Gain on sale of property and equipment	(22,972)	(11,753)
Deferred income tax expense (benefit)	(1,482,294)	(1,549,589)
Stock-based compensation (reversal) related to equity classified awards	(1,063,845)	1,412,698
Change in accounts:
Other assets, net	(3,675,104)	2,114,620
Income taxes receivable	(859,377)	1,279,411
Accounts payable and accrued expenses	(4,133,254)	(4,670,611)
Net cash provided by operating activities	48,410,927	59,726,199
Cash flows from investing activities:
Increase in loans receivable, net	(34,946,897)	(49,788,091)
Purchases of property and equipment	(1,083,641)	(1,658,199)
Proceeds from the sale of property and equipment	161,582	165,453
Net cash used in investing activities	(35,868,956)	(51,280,837)
Cash flow from financing activities:
Borrowings from senior notes payable	94,138,260	65,529,224
Payments on senior notes payable	(75,829,647)	(73,664,017)
Payments for extinguished senior unsecured notes payable	(20,962,500)	(1,535,000)
Payments for debt extinguishment costs	(12,500)	(5,000)
Debt issuance costs associated with senior notes payable	(2,364)	—
Proceeds from exercise of stock options	686,382	709,294
Payments for taxes related to net share settlement of equity awards	(131,242)	—
Repurchase of common stock	(11,148,682)	—
Net cash used in financing activities	(13,262,293)	(8,965,499)
Net change in cash and cash equivalents	(720,322)	(520,137)
Cash and cash equivalents at beginning of period	11,839,460	16,508,935
Cash and cash equivalents at end of period	$11,119,138	$15,988,798

Supplemental Disclosures:
Interest paid during the period	$15,255,371	$17,301,329
Income taxes paid during the period	$954,509	$2,466,889
Non-cash excise tax on stock repurchases	$106,088	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2024 and 2023 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2024, and the results of operations and cash flows for the periods ended June 30, 2024 and 2023, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC. The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Loans receivable, net

Loans receivable are carried at the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.5 million and $5.0 million as of June 30, 2024 and March 31, 2024, respectively.

From time to time, the Company will sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 4 to the Consolidated Financial Statements for further information.

Allowance for credit losses

Refer to Note 4 to the Consolidated Financial Statements for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

Reclassification

From time to time, prior period amounts will be reclassified to conform to the current presentation. Such reclassifications have no impact on previously reported net income or shareholders' equity.

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, the senior notes payable, and the senior unsecured notes payable. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s senior notes payable, consisting of a senior revolving credit facility, has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The fair value of the senior unsecured notes payable is estimated based on quoted prices in markets that are not active. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		June 30, 2024		March 31, 2024
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$11,119,138	$11,119,138	$11,839,460	$11,839,460
Loans receivable, net	3	834,841,730	834,841,730	847,440,309	847,440,309

LIABILITIES
Senior unsecured notes payable	2	251,013,681	239,251,180	272,609,632	254,208,482
Senior notes payable	3	241,727,745	241,727,745	223,419,132	223,419,132

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 or March 31, 2024.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2024	March 31, 2024
0 to 5 months	$67,870,166	$73,699,568
6 to 17 months	74,677,636	69,616,739
18 to 35 months	140,903,386	140,340,728
36 to 59 months	164,922,673	181,399,293
60+ months	821,331,631	799,703,920

TALs	5,113,765	12,389,008
Total gross loans	$1,274,819,257	$1,277,149,256

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at June 30, 2024 and March 31, 2024 was 5.0% and 4.9%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,090,434,963	$62,146,428	$6,122,255	$138,949	$7,803	$11,419	$1,158,861,817
30 - 60 days past due	37,896,134	5,117,469	825,854	41,768	7,045	1,029	43,889,299
61 - 90 days past due	23,424,741	3,585,432	381,438	10,974	—	—	27,402,585
91 or more days past due	32,505,250	6,353,303	657,114	26,165	6,139	3,820	39,551,791
Total	$1,184,261,088	$77,202,632	$7,986,661	$217,856	$20,987	$16,268	$1,269,705,492

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$577,952	$1,500	$—	$—	$—	$—	$579,452
30 - 60 days past due	411,505	—	—	—	—	—	411,505
61 - 90 days past due	585,227	—	—	—	—	—	585,227
91 or more days past due	3,537,326	255	—	—	—	—	3,537,581
Total	$5,112,010	$1,755	$—	$—	$—	$—	$5,113,765
Total gross loans							$1,274,819,257

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,094,896,350	$61,853,967	$4,807,924	$109,050	$25,850	$1,371	$1,161,694,512
30 - 60 days past due	34,034,537	4,600,615	610,649	10,856	14,076	5,429	39,276,162
61 - 90 days past due	21,874,701	2,154,561	200,117	17,493	204	—	24,247,076
91 or more days past due	34,560,868	4,600,040	364,386	6,151	5,617	5,436	39,542,498
Total	$1,185,366,456	$73,209,183	$5,983,076	$143,550	$45,747	$12,236	$1,264,760,248

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,441,660	$860	$—	$—	$—	$—	$7,442,520
30 - 60 days past due	4,942,757	788	—	—	—	—	4,943,545
61 - 90 days past due	—	1,650	—	—	—	—	1,650
91 or more days past due	—	1,293	—	—	—	—	1,293
Total	$12,384,417	$4,591	$—	$—	$—	$—	$12,389,008
Total gross loans							$1,277,149,256

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,077,923,932	$55,336,446	$4,790,145	$77,468	$—	$5,408	$1,138,133,399
30 - 60 days past due	40,161,675	4,322,214	409,589	7,360	516	—	44,901,354
61 - 90 days past due	26,639,089	3,965,283	338,414	4,964	708	—	30,948,458
91 or more days past due	39,536,390	13,578,690	2,448,514	128,064	19,763	10,860	55,722,281
Total	$1,184,261,086	$77,202,633	$7,986,662	$217,856	$20,987	$16,268	$1,269,705,492

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$471,939	$—	$—	$—	$—	$—	$471,939
30 - 60 days past due	410,053	—	—	—	—	—	410,053
61 - 90 days past due	629,413	—	—	—	—	—	629,413
91 or more days past due	3,600,605	1,755	—	—	—	—	3,602,360
Total	$5,112,010	$1,755	$—	$—	$—	$—	$5,113,765
Total gross loans							$1,274,819,257

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,079,720,968	$54,770,231	$3,681,104	$39,921	$10,484	$1,371	$1,138,224,079
30 - 60 days past due	37,475,784	3,388,380	288,576	1,064	—	—	41,153,804
61 - 90 days past due	26,191,269	2,903,253	208,172	3,430	204	—	29,306,328
91 or more days past due	41,978,436	12,147,320	1,805,223	99,134	35,059	10,865	56,076,037
Total	$1,185,366,457	$73,209,184	$5,983,075	$143,549	$45,747	$12,236	$1,264,760,248

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$7,441,661	$—	$—	$—	$—	$—	$7,441,661
30 - 60 days past due	4,942,757	—	—	—	—	—	4,942,757
61 - 90 days past due	—	—	—	—	—	—	—
91 or more days past due	—	4,590	—	—	—	—	4,590
Total	$12,384,418	$4,590	$—	$—	$—	$—	$12,389,008
Total gross loans							$1,277,149,256

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three months ended June 30, 2024:

	Three months ended June 30,
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2020 and prior	$20,281	$—	$20,281
2021	11,268	—	11,268
2022	322,944	—	322,944
2023	4,275,700	—	4,275,700
2024	39,206,136	53,125	39,259,261
2025	—	—	—
Total	$43,836,329	$53,125	$43,889,454

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three months ended June 30, 2023:

	Three months ended June 30,
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2019 and prior	$6,706	$—	$6,706
2020	24,375	—	24,375
2021	153,427	—	153,427
2022	5,416,692	4,388	5,421,080
2023	45,113,128	3,238	45,116,366
2024	1,088	—	1,088
Total	$50,715,416	$7,626	$50,723,042

The allowance for credit losses is applied to amortized cost, which is defined as the amount at which a financing receivable is originated, and net of deferred fees and costs, collection of cash, and charge-offs. Amortized cost also includes interest earned but not collected.

Credit risk is inherent in the business of extending loans to borrowers and is continuously monitored by management and reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s gross loans receivable portfolio. In estimating the allowance for credit losses, loans with similar risk characteristics are aggregated into pools and collectively assessed. The Company’s loan products have generally the same terms therefore the Company looks to borrower characteristics as a way to disaggregate loans into pools sharing similar risks.

In determining the allowance for credit losses, the Company examined four borrower risk metrics as noted below.

1.Borrower type
2.Active months
3.Prior loan performance
4.Customer Tenure

To determine how well each metric predicts default risk the Company used loss rate data over an observation period of twelve months at the loan level.

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2024 to June 30, 2024 was primarily due to a seasonally driven increase in expected loss rates.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of June 30, 2024 and March 31, 2024, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Beginning balance	$102,962,811	$125,552,733
Provision for credit losses	45,419,007	46,602,012
Charge-offs	(43,889,454)	(50,723,042)
Recoveries[1]	5,150,999	7,911,285
Net charge-offs	(38,738,455)	(42,811,757)
Ending Balance	$109,643,363	$129,342,988

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2024:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$52,065,068	$4,832,188	$3,931,350	$7,041,560	$15,805,098	$67,870,166
6 to 17 months	64,749,046	3,815,767	2,490,382	3,622,441	9,928,590	74,677,636
18 to 35 months	125,777,090	6,039,975	3,769,672	5,316,649	15,126,296	140,903,386
36 to 59 months	147,849,164	6,781,282	4,284,121	6,008,106	17,073,509	164,922,673
60+ months	768,421,449	22,420,087	12,927,060	17,563,035	52,910,182	821,331,631

TALs	579,452	411,505	585,227	3,537,581	4,534,313	5,113,765
Total gross loans	1,159,441,269	44,300,804	27,987,812	43,089,372	115,377,988	1,274,819,257
Unearned interest, insurance and fees	(304,015,610)	(8,472,795)	(7,303,512)	(10,542,247)	(26,318,554)	(330,334,164)
Total net loans	$855,425,659	$35,828,009	$20,684,300	$32,547,125	$89,059,434	$944,485,093

Percentage of period-end gross loans receivable		3.5%	2.2%	3.4%	9.1%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

1 Recoveries during the three months ended June 30, 2024 and June 30, 2023 include $2.6 million and $4.4 million, respectively, in proceeds related to the recurring sales of charge-offs, which is included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,802,704	$4,720,149	$4,496,518	$7,680,197	$16,896,864	$73,699,568
6 to 17 months	60,634,735	3,155,423	2,075,608	3,750,973	8,982,004	69,616,739
18 to 35 months	126,843,010	5,057,256	3,224,662	5,215,800	13,497,718	140,340,728
36 to 59 months	165,694,013	6,159,335	3,519,743	6,026,202	15,705,280	181,399,293
60+ months	751,720,050	20,183,999	10,930,545	16,869,326	47,983,870	799,703,920

TALs	7,442,520	4,943,545	1,650	1,293	4,946,488	12,389,008
Total gross loans	1,169,137,032	44,219,707	24,248,726	39,543,791	108,012,224	1,277,149,256
Unearned interest, insurance and fees	(301,616,958)	(7,677,494)	(6,674,554)	(10,777,130)	(25,129,178)	(326,746,136)
Total net loans	$867,520,074	$36,542,213	$17,574,172	$28,766,661	$82,883,046	$950,403,120

Percentage of period-end gross loans receivable		3.5%	1.9%	3.1%	8.5%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$51,122,298	$4,732,439	$4,009,253	$8,006,176	$16,747,868	$67,870,166
6 to 17 months	63,479,851	3,661,347	2,576,331	4,960,107	11,197,785	74,677,636
18 to 35 months	123,326,453	5,922,236	4,213,315	7,441,382	17,576,933	140,903,386
36 to 59 months	144,424,256	6,833,482	4,884,425	8,780,510	20,498,417	164,922,673
60+ months	755,780,541	23,751,850	15,265,134	26,534,106	65,551,090	821,331,631

TALs	471,939	410,053	629,413	3,602,360	4,641,826	5,113,765
Total gross loans	1,138,605,338	45,311,407	31,577,871	59,324,641	136,213,919	1,274,819,257
Unearned interest, insurance and fees	(299,657,876)	(8,160,681)	(8,204,664)	(14,310,943)	(30,676,288)	(330,334,164)
Total net loans	$838,947,462	$37,150,726	$23,373,207	$45,013,698	$105,537,631	$944,485,093

Percentage of period-end gross loans receivable		3.6%	2.5%	4.7%	10.8%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$55,572,691	$4,645,860	$4,784,273	$8,696,744	$18,126,877	$73,699,568
6 to 17 months	58,920,283	2,990,455	2,364,202	5,341,799	10,696,456	69,616,739
18 to 35 months	123,878,546	5,246,778	3,813,284	7,402,120	16,462,182	140,340,728
36 to 59 months	161,614,270	6,388,791	4,435,367	8,960,865	19,785,023	181,399,293
60+ months	738,238,289	21,881,920	13,909,202	25,674,509	61,465,631	799,703,920

TALs	7,441,661	4,942,757	—	4,590	4,947,347	12,389,008
Total gross loans	1,145,665,740	46,096,561	29,306,328	56,080,627	131,483,516	1,277,149,256
Unearned interest, insurance and fees	(296,584,056)	(7,544,366)	(7,936,622)	(14,681,092)	(30,162,080)	(326,746,136)
Total net loans	$849,081,684	$38,552,195	$21,369,706	$41,399,535	$101,321,436	$950,403,120

Percentage of period-end gross loans receivable		3.6%	2.3%	4.4%	10.3%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Customer Tenure
0 to 5 months	$(1,147,060)	$(1,147,128)
6 to 17 months	(767,769)	(717,671)
18 to 35 months	(870,532)	(1,007,900)
36 to 59 months	(591,258)	(963,733)
60+ months	(2,687,769)	(2,462,048)
Total	$(6,064,388)	$(6,298,480)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three months ended June 30, 2024 and 2023:

	Nonaccrual Loans Receivable
Customer Tenure	As of June 30, 2024	As of March 31, 2024	Interest Income Recognized for the three months ended June 30, 2024	Interest Income Recognized for the three months ended June 30, 2023
0 to 5 months	$12,338,965	$13,971,062	$198,802	$326,773
6 to 17 months	7,968,045	8,507,503	235,464	476,870
18 to 35 months	12,524,214	12,569,729	361,284	464,668
36 to 59 months	14,837,127	15,250,596	471,665	609,507
60+ months	45,787,207	45,091,589	1,462,925	1,737,871
Unearned interest, insurance and fees	(24,313,956)	(24,643,778)	—	—
Total	$69,141,602	$70,746,701	$2,730,140	$3,615,689

As of June 30, 2024 and March 31, 2024, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 5 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its senior notes payable's effective annual interest rate to determine the discount rate when evaluating leases under Topic 842. Specifically, Management applies its senior notes payable's effective annual interest rate at the end of the prior fiscal year to leases entered into in the following year. For example, the senior notes payable's annual effective interest rate of 9.9% at March 31, 2024 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2025.

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

As of June 30, 2024 and 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Lease Cost
Operating lease cost	$6,179,179	$6,141,171
Variable lease cost	$1,088,833	$1,030,675
Total lease cost	$7,268,012	$7,171,846

The following table reports other information about the Company's leases for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,288,260	$6,324,218
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,876,619	$3,046,251
Weighted average remaining lease term — operating leases	6.7 years	7.1 years
Weighted-average discount rate — operating leases	6.4%	6.1%

The aggregate annual lease obligations as of June 30, 2024 are as follows:

Operating Leases
Remainder of 2025	$17,584,266
2026	20,369,096
2027	16,013,979
2028	12,940,749
2029	9,224,712
Thereafter	26,848,053
Total undiscounted lease liability	$102,980,855
Imputed interest	19,844,451
Total discounted lease liability	$83,136,404

The Company had no leases with related parties as of June 30, 2024 or March 31, 2024.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2024	2023
Basic:
Weighted average common shares outstanding (denominator)	5,480,205	5,772,733

Diluted:
Weighted average common shares outstanding	5,480,205	5,772,733
Dilutive potential common shares	87,613	118,566
Weighted average diluted shares outstanding (denominator)	5,567,818	5,891,299

Options to purchase 259,355 and 309,371 shares of common stock at various prices were outstanding during the three months ended June 30, 2024 and 2023, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan and the 2017 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At June 30, 2024, there were a total of 268,670 shares of common stock remaining available for grant under the 2017 Plan.

Stock-based compensation is recognized as provided under FASB ASC Topic 718-10 and FASB ASC Topic 505-50. FASB ASC Topic 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the Consolidated Financial Statements based on their grant date fair values. Stock-based compensation related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. Stock-based compensation related to stock option awards is based on the number of shares expected to vest and the estimated fair value of the awards on the grant date using the Black-Scholes valuation model. Under the Black-Scholes valuation method, the assumptions used to determine the fair value are expected volatility, expected life, average risk-free rate, and dividend yield, if any. The expected stock price volatility is based on the historical volatility of the Company's common stock for a period approximating the expected life. The expected life represents the period of time that options are expected to be outstanding after the grant date. The risk-free rate reflects the interest rate at grant date on zero coupon U.S. governmental bonds having a remaining life similar to the expected option term.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares will vest, if at all, based on the achievement of two trailing EPS performance targets established by the Compensation Committee that are based on EPS (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

The Performance Options will fully vest if the Company attains the trailing EPS target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 as described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options have a 10-year term. The Performance Option performance target is set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Options Eligible for Vesting (Percentage of Award)
$25.30	100%

During the second quarter of fiscal 2024, it was determined that the Performance Option performance target was no longer probable of being achieved and that the Performance Options would likely be forfeited as of the last day of the performance period in accordance with their terms. As a result and in accordance with ASC 718, the Company reversed $4.9 million in previously recognized stock-based compensation related to these Performance Options during the second quarter of fiscal 2024.

Stock Options

During the first three months of fiscal 2025 and 2024, the Company did not grant any stock options.

Option activity for the three months ended June 30, 2024 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	267,947		$105.77
Exercised during period	(7,011)		97.90
Forfeited during period	(6,699)		102.13
Expired during period	(1,431)		207.51
Options outstanding, end of period	252,806	[2]	$105.51	4.8 years	$5,573,455
Options exercisable, end of period	112,037		$107.69	4.7 years	$2,466,448

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2024 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of June 30, 2024. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three months ended June 30, 2024 and 2023 was as follows:

	June 30, 2024	June 30, 2023

Intrinsic value of options exercised	$256,797	$215,135
Tax benefit of options exercised	62,915	52,708

The total fair value of stock options vested during the three months ended June 30, 2024 was $133,582. As of June 30, 2024, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
2 Of the 252,806 options outstanding, 37,844 are not yet exercisable based solely on fulfilling a service condition and another 102,925 are not yet exercisable based solely on fulfilling the performance condition described further above.

Restricted Stock

During the first three months of fiscal 2025, the Company did not grant shares of restricted stock.

During fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $120.12 per share.

The total fair value of restricted stock vested during the three months ended June 30, 2024 was $412,710. As of June 30, 2024, there was approximately $0.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 0.4 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2024, and changes during the three months ended June 30, 2024, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2024	388,577	$101.18
Vested during the period	(3,000)	100.79
Forfeited during the period	(18,000)	100.79
Outstanding at June 30, 2024	367,577	$101.20

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three month periods ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,
	2024	2023
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$143,720	$313,347
Stock-based compensation (reversal) related to restricted stock[3]	(1,207,565)	1,099,351
Total stock-based compensation (reversal) related to equity classified awards	$(1,063,845)	$1,412,698

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

There were no business combinations or asset purchases during the three months ended June 30, 2024 and 2023.

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

3 The $(1,207,565) for the three months ended June 30, 2024 represents $1.8 million in forfeiture credit, offset by $0.6 million in current period expense.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the three months ended June 30, 2024 and 2023.

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

The results of all acquisitions are included in the Company’s consolidated financial statements since the respective acquisition date. The pro forma impact of these branches as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 9 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,730,620	$(45,737,737)	$9,992,883	$55,730,620	$(44,796,996)	$10,933,624
Non-compete agreements	10,528,143	(10,457,043)	71,100	10,528,143	(10,392,034)	136,109
Total	$66,258,763	$(56,194,780)	$10,063,983	$66,258,763	$(55,189,030)	$11,069,733

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $2.8 million for the remainder of 2025; $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; and an aggregate of $0.1 million for the years thereafter.

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2024, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At June 30, 2024, $241.7 million was outstanding under the Company's credit facility, not including $725.8 thousand in outstanding standby letters of credit, which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of June 30, 2024. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.5 million for both the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 10.1% annualized and 9.9%, respectively. At June 30, 2024, the unused amount available under the revolving credit facility was $337.5 million and borrowings under the revolving credit facility mature on June 7, 2026.

Substantially all of the Company’s assets are pledged as collateral for borrowings under the revolving credit agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company could have used the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During the first quarter of fiscal 2025, the Company repurchased and extinguished $21.8 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $21.0 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

For the three months ended June 30, 2024 and 2023, the Company recognized an $0.8 million and $0.4 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 for the fiscal quarter ended December 31, 2023 and each fiscal quarter thereafter; (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.0 to 1.0 for the fiscal quarters ending December 31, 2023 through December 31, 2024, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters (other than for the fiscal quarter ended September 30, 2023) must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at June 30, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of June 30, 2024 are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	494,727,745
2028	—
2029	—
Thereafter	—
Total future debt payments	$494,727,745

NOTE 11 – INCOME TAXES

As of June 30, 2024 and March 31, 2024, the Company had $1.1 million of total gross unrecognized tax benefits including interest. Approximately $0.9 million represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2024, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $330.8 thousand accrued for gross interest as of June 30, 2024, and accrued $13.8 thousand during the three months ended June 30, 2024.

Investment in HTC was $32.7 million and $24.8 million as of June 30, 2024 and March 31, 2024, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $4.1 million and $1.3 million during the three months ended June 30, 2024 and 2023, respectively, in income tax expense. The Company recognized tax benefits from these investments of $4.5 million and $1.5 million during the three months ended June 30, 2024 and 2023, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

The Company is subject to U.S. income taxes, as well as taxes in various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020, although carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate increased to 23.1% for the three months ended June 30, 2024 compared to 22.8% for the prior year quarter. The effective tax rate remained substantially unchanged from the prior year quarter with a slight increase due to return to provision adjustments recorded as discrete items in the prior year quarter.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make, except to the extent required by law.

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2024	2023
	(Dollars in thousands)
Gross loans receivable	$1,274,819	$1,397,966
Average gross loans receivable (1)	1,270,677	1,388,662
Net loans receivable (2)	944,485	1,017,999
Average net loans receivable (3)	942,603	1,013,007

Expenses as a percentage of total revenue:
Provision for credit losses	35.1%	33.4%
General and administrative	47.4%	48.9%
Interest expense	7.5%	8.8%
Operating income as a % of total revenue (4)	17.5%	17.7%

Loan volume (5)	682,197	721,234

Net charge-offs as percent of average net loans receivable on an annualized basis	16.4%	16.9%

Return on average assets (trailing 12 months)	7.1%	3.3%

Return on average equity (trailing 12 months)	18.9%	10.7%

Branches opened or acquired (merged or closed), net	(1)	(18)

Branches open (at period end)	1,047	1,055
_______________________________________________________
(1) Average gross loans receivable has been determined by averaging month-end gross loans receivable over the indicated period, excluding TALs.
(2) Net loans receivable is defined as gross loans receivable less unearned interest and deferred fees.
(3) Average net loans receivable has been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding tax TALs.
(4) Operating income is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Comparison of three months ended June 30, 2024 versus three months ended June 30, 2023

Gross loans outstanding decreased to $1.275 billion as of June 30, 2024, an 8.8% decrease from the $1.398 billion of gross loans outstanding as of June 30, 2023. During the most recent quarter, gross loans outstanding decreased sequentially 0.2%, from $1.277 million as of March 31, 2024, compared to an increase of 0.6%, or $8.0 million, in the comparable quarter of the prior year. Our customer base decreased by 2.6% during the twelve-month period ended June 30, 2024, compared to a decrease of 14.8% for the comparable period ended June 30, 2023. During the three months ended June 30, 2024 our unique borrowers increased by 0.5% compared to an increase of 1.5% during the three months ended June 30, 2023. We continued to improve the gross yield to expected loss ratio for all new, former and refinance customer originations and will continue to monitor performance indicators and intend to adjust underwriting accordingly.

Net income for the three months ended June 30, 2024 increased to $9.9 million, a 4.3% increase from net income of $9.5 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $1.9 million, or 7.7%, compared to the same period of the prior year.

Revenues for the three months ended June 30, 2024 decreased by $9.8 million, or 7.0%, to $129.5 million from $139.3 million for the same period of the prior year. Interest and fee income for the three months ended June 30, 2024 decreased by $5.5 million, or 4.7%, from the same period of the prior year due to a decrease in loans outstanding. The large loan portfolio decreased from 57.4% of the overall portfolio as of June 30, 2023, to 54.5% as of June 30, 2024.

Insurance and other income for the three months ended June 30, 2024 decreased by $4.3 million, or 19.1%, from the same period of the prior year. Insurance income decreased by approximately $3.1 million, or 19.4%, during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income decreased by $1.2 million, primarily due to a decrease in revenue from the Company's motor club product and tax preparations.

The provision for credit losses decreased $1.2 million, or 2.5%, to $45.4 million from $46.6 million when comparing the first quarter of fiscal 2025 to the first quarter of fiscal 2024. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q1 FY 2025	Q1 FY 2024	Difference	Reconciliation
Beginning Allowance - March 31	$103.0	$125.5	$(22.5)
Change due to Growth	$(0.2)	$0.7	$(0.9)	$(0.9)
Change due to Expected Loss Rate on Performing Loans	$6.8	$3.5	$3.3	$3.3
Change due to 90 day past due	$0.1	$(0.4)	$0.5	$0.5
Ending Allowance - June 30	$109.7	$129.3	$(19.6)	$2.9
Net Charge-offs	$38.7	$42.8	$(4.1)	$(4.1)
Provision	$45.4	$46.6	$(1.2)	$(1.2)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision benefited from lower net charge-offs during the current quarter. This was partially offset by a seasonally driven increase in expected loss rates.

Net charge-offs for the quarter decreased $4.1 million, from $42.8 million in the first quarter of fiscal 2024 to $38.7 million in the first quarter of fiscal 2025. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased from 16.9% in the first quarter of fiscal 2024 to 16.4% in the first quarter of fiscal 2025. Net charge-offs during the current quarter include $2.6 million in proceeds related to recurring sales of charge-offs.

The Company's allowance for credit losses as a percentage of net loans was 11.6% at June 30, 2024 compared to 12.7% at June 30, 2023. Accounts that were 61 days or more past due on a recency basis remained flat at 5.6% at June 30, 2024 and June 30, 2023.

We experienced a slight improvement in recency delinquency on accounts at least 90 days past due, improving from 3.5% at June 30, 2023, to 3.4% at June 30, 2024.

G&A expenses for the three months ended June 30, 2024 decreased by $6.7 million, or 9.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 48.9% during the three months ended June 30, 2023 to 47.4% during the three months ended June 30, 2024. G&A expenses per average open branch increased by 8.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $37.0 million for the three months ended June 30, 2024, a $4.8 million, or 11.5%, decrease over the three months ended June 30, 2023. Salary expense decreased approximately $0.3 million, or 0.9%, during the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Our headcount as of June 30, 2024, decreased 5.4% compared to June 30, 2023. Benefit expense decreased approximately $0.9 million, or 11.1%, when comparing the quarterly periods ended June 30, 2024 and 2023. Incentive expense decreased $3.5 million, or 54.8%. The decrease in incentive expense is mostly due to a decrease in share-based compensation.

Occupancy and equipment expense totaled $12.2 million for the three months ended June 30, 2024, a $0.5 million, or 3.6%, decrease over the three months ended June 30, 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. The prior year's first quarter includes $0.3 million in expense related to the merger of branches during the quarter. For the three months ended June 30, 2024, the average open branches decreased 1.4% compared to the three months ended June 30, 2023.

Advertising expense decreased $1.1 million, or 39.8%, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to decreased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.0 million for the three months ended June 30, 2024, a $63.6 thousand, or 5.9%, decrease over the three months ended June 30, 2023.

Other expense totaled $9.6 million for the three months ended June 30, 2024, a $0.3 million, or 2.9%, decrease over the three months ended June 30, 2023.
Interest expense for the three months ended June 30, 2024 decreased by $2.5 million, or 20.2%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 17.5% decrease in the average debt outstanding from $593.2 million to $489.2 million partially offset by a 1.4% increase in the effective interest rate from 8.5% to 8.6%. The Company’s debt-to-equity ratio decreased from 1.5:1 at June 30, 2023 to 1.2:1 at June 30, 2024. The Company repurchased and extinguished $21.8 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $21.0 million during the first quarter of fiscal 2025.

Other key return ratios for the three months ended June 30, 2024 included a 7.1% return on average assets and a return on average equity of 18.9% (both on a trailing 12-month basis), as compared to a 3.3% return on average assets and a return on average equity of 10.7% (both on a trailing 12-month basis) for the three months ended June 30, 2023.

The Company’s effective income tax rate increased to 23.1% for the three months ended June 30, 2024 compared to 22.8% for the corresponding period of the previous year. The effective tax rate remained substantially unchanged from the prior year quarter with the slight increase related to return to provision adjustments recorded as discrete items in the prior year quarter.

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

See Part I, Item 1, “Business Government Regulation Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in each case, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2024 was $48.4 million.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company could have used the proceeds of certain equity offerings to redeem up to 40% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During the first quarter of fiscal 2025, the Company repurchased and extinguished $21.8 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $21.0 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

For the three months ended June 30, 2024 and 2023, the Company recognized a $0.8 million and $0.4 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of June 30, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $23.6 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes $725.8 thousand in outstanding standby letters of credit.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At June 30, 2024, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $725.8 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 10.1% annualized and 9.9%, respectively. At June 30, 2024, the unused amount available under the revolving credit facility was $337.5 million. Borrowings under the revolving credit facility mature on June 7, 2026.

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

The agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325 million on and after December 31, 2020; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 for the fiscal quarter ended December 31, 2023 and each fiscal quarter thereafter; (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.0 to 1.0 for the fiscal quarters ending December 31, 2023 through December 31, 2024, and 2.25 to 1.0 for each fiscal quarter thereafter, where the ratio for the most recent four consecutive fiscal quarters (other than for the fiscal quarter ended September 30, 2023) must be at least 2.0 to 1.0, in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at June 30, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of June 30, 2024, the Company's debt outstanding was $492.7 million, net of $2.0 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $422.6 million resulting in a debt-to-equity ratio of 1.2:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report including, but not limited to, any discussions in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

On May 15, 2024, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2024, the Company had $20.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $23.6 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Quarterly Information and Seasonality

See Note 2 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements recently adopted. See Note 2 to the Consolidated Financial Statements for information regarding recently issued accounting standards not yet adopted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $241.7 million at June 30, 2024. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's revolving credit facility at June 30, 2024, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Consolidated Financial Statements included in this report for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of it’s outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of June 30, 2024 the Company had $20.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2024:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2024	79,324	$140.53	79,324	$4,576
May 1 through May 31, 2024	—	—	—	20,000,000
June 1 through June 30, 2024	—	—	—	20,000,000
Total for the quarter	79,324	$140.53	79,324

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers or directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2024, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2024 and March 31, 2024;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2024 and June 30, 2023;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2024 and June 30, 2023;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and June 30, 2023; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
+	Management Contract or other compensatory plan required to be filed under Item 6 of this report and Item 601 of Regulation S-K of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 8, 2024