Form 10-Q
period 2024-09-30
WORLD ACCEPTANCE CORP
filed 2024-11-07
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

The number of outstanding shares of the issuer’s common stock, no par value, as of November 1, 2024 was 5,749,572.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which the Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$9,745,763	$11,839,460
Gross loans receivable	1,295,869,592	1,277,149,256
Less:
Unearned interest, insurance and fees	(338,707,505)	(326,746,136)
Allowance for credit losses	(114,455,495)	(102,962,811)
Loans receivable, net	842,706,592	847,440,309
Income taxes receivable	4,768,517	3,091,229
Operating lease right‐of‐use assets, net	80,604,346	79,501,238
Property and equipment, net	21,445,113	22,897,197
Deferred income taxes, net	32,231,220	30,942,844
Other assets, net	41,182,963	42,198,242
Goodwill	7,370,791	7,370,791
Intangible assets, net	9,106,517	11,069,733
Total assets	$1,049,161,822	$1,056,351,043

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$265,629,893	$223,419,132
Senior unsecured notes payable, net	239,310,556	272,609,632
Operating lease liability	82,859,962	81,920,865
Accounts payable and accrued expenses	43,897,657	53,974,198
Total liabilities	631,698,068	631,923,827

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,769,530 and 5,938,665 shares at September 30, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	268,746,030	286,432,952
Retained earnings	148,717,724	137,994,264
Total shareholders' equity	417,463,754	424,427,216

Total liabilities and shareholders' equity	$1,049,161,822	$1,056,351,043

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenues:
Interest and fee income	$113,905,272	$116,953,114	$225,066,358	$233,572,028
Insurance and other income, net	17,504,232	19,922,207	35,870,412	42,627,084
Total revenues	131,409,504	136,875,321	260,936,770	276,199,112

Expenses:
Provision for credit losses	46,668,521	40,463,066	92,087,528	87,065,078
General and administrative expenses:
Personnel	21,753,935	38,437,364	58,730,121	80,229,451
Occupancy and equipment	12,336,648	12,428,506	24,500,423	25,048,246
Advertising	2,821,244	2,241,707	4,477,523	4,991,251
Amortization of intangible assets	959,072	1,062,563	1,964,822	2,131,879
Other	8,484,516	8,777,372	18,094,850	18,671,889
Total general and administrative expenses	46,355,415	62,947,512	107,767,739	131,072,716

Interest expense	10,457,421	12,543,238	20,226,192	24,785,487
Total expenses	103,481,357	115,953,816	220,081,459	242,923,281

Income before income taxes	27,928,147	20,921,505	40,855,311	33,275,831

Income tax expense	5,799,989	4,839,086	8,779,726	7,654,664

Net income	$22,128,158	$16,082,419	$32,075,585	$25,621,167

Net income per common share:
Basic	$4.05	$2.78	$5.86	$4.44
Diluted	$3.99	$2.71	$5.77	$4.33
Weighted average common shares outstanding:
Basic	5,469,276	5,780,061	5,474,710	5,776,417
Diluted	5,548,518	5,938,705	5,558,138	5,915,023

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2024	5,847,398	$285,924,247	$136,686,921	$422,611,168
Proceeds from exercise of stock options	7,975	770,634	—	770,634
Common stock repurchases	(85,843)	—	(10,097,355)	(10,097,355)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($0)	—	(18,042,631)	—	(18,042,631)
Stock-based compensation related to stock options	—	93,780	—	93,780
Net income	—	—	22,128,158	22,128,158
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754

	Three months ended September 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2023	6,240,497	$290,193,831	$106,693,646	$396,887,477
Proceeds from exercise of stock options	4,203	360,676	—	360,676
Stock-based compensation related to restricted stock, net of cancellations ($0)	2,118	1,066,500	—	1,066,500
Stock-based compensation (reversal) related to stock options	—	(4,374,277)	—	(4,374,277)
Net income	—	—	16,082,419	16,082,419
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795

	Six months ended September 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	14,986	1,457,016	—	1,457,016
Common stock repurchases	(165,167)	—	(21,352,125)	(21,352,125)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($131,242)	(18,954)	(19,381,438)	—	(19,381,438)
Stock-based compensation related to stock options	—	237,500	—	237,500
Net income	—	—	32,075,585	32,075,585
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754

	Six months ended September 30, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	11,743	1,069,970	—	1,069,970
Stock-based compensation related to restricted stock, net of cancellations ($0)	3,993	2,165,851	—	2,165,851
Stock-based compensation (reversal) related to stock options	—	(4,060,930)	—	(4,060,930)
Net income	—	—	25,621,167	25,621,167
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$32,075,585	$25,621,167
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,964,822	2,131,879
Accrued unearned interest	(1,984,689)	(1,861,155)
Amortization of deferred loan cost	6,859,119	6,613,208
Gain on extinguishment of senior unsecured notes payable	(1,207,175)	(621,776)
Amortization of debt issuance costs	681,032	995,155
Provision for credit losses	92,087,528	87,065,078
Depreciation	3,247,246	3,230,062
Loss (gain) on sale of property and equipment	11,036	(62,085)
Deferred income tax benefit	(1,288,376)	(135,397)
Stock-based compensation (reversal) related to equity classified awards	(19,012,696)	(1,895,079)
Change in accounts:
Other assets, net	630,063	3,303,326
Income taxes receivable	(1,677,288)	(585,915)
Accounts payable and accrued expenses	(10,280,012)	(712,520)
Net cash provided by operating activities	102,106,195	123,085,948
Cash flows from investing activities:
Increase in loans receivable, net	(92,173,553)	(84,338,078)
Cash paid for acquisitions, primarily loans	(56,294)	—
Purchases of property and equipment	(2,128,809)	(3,198,907)
Proceeds from the sale of property and equipment	322,611	261,148
Net cash used in investing activities	(94,036,045)	(87,275,837)
Cash flow from financing activities:
Borrowings from senior notes payable	173,900,755	123,726,963
Payments on senior notes payable	(131,689,994)	(155,081,884)
Payments for extinguished senior unsecured notes payable	(32,507,500)	(2,829,375)
Payments for debt extinguishment costs	(12,500)	(8,750)
Debt issuance costs associated with senior notes payable	(31,728)	(410,000)
Proceeds from exercise of stock options	1,457,016	1,069,970
Payments for taxes related to net share settlement of equity awards	(131,242)	—
Repurchase of common stock	(21,148,654)	—
Net cash used in financing activities	(10,163,847)	(33,533,076)
Net change in cash and cash equivalents	(2,093,697)	2,277,035
Cash and cash equivalents at beginning of period	11,839,460	16,508,935
Cash and cash equivalents at end of period	$9,745,763	$18,785,970

Supplemental Disclosures:
Interest paid during the period	$21,468,005	$24,526,424
Income taxes paid during the period	$2,579,509	$7,171,889
Non-cash excise tax on stock repurchases	$203,471	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2024 and 2023 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2024, and the results of operations and cash flows for the periods ended September 30, 2024 and 2023, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC (the "fiscal 2024 Annual Report"). The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in fiscal 2024 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.9 million and $5.0 million as of September 30, 2024 and March 31, 2024, respectively.

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

		September 30, 2024		March 31, 2024
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,745,763	$9,745,763	$11,839,460	$11,839,460
Loans receivable, net	3	842,706,592	842,706,592	847,440,309	847,440,309

LIABILITIES
Senior unsecured notes payable	2	239,310,556	235,201,594	272,609,632	254,208,482
Senior notes payable	3	265,629,893	265,629,893	223,419,132	223,419,132

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 or March 31, 2024.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	September 30, 2024	March 31, 2024
0 to 5 months	$82,490,067	$73,699,568
6 to 17 months	77,718,233	69,616,739
18 to 35 months	128,959,202	140,340,728
36 to 59 months	156,174,258	181,399,293
60+ months	848,192,754	799,703,920

TALs	2,335,078	12,389,008
Total gross loans	$1,295,869,592	$1,277,149,256

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at September 30, 2024 and March 31, 2024 was 4.7% and 4.9%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,114,672,375	$55,415,887	$5,566,495	$216,295	$10,659	$8,353	$1,175,890,064
30 - 60 days past due	40,327,356	5,185,019	781,860	47,802	6,338	3,226	46,351,601
61 - 90 days past due	25,173,787	3,267,222	353,070	32,346	2,621	576	28,829,622
91 or more days past due	35,746,319	6,088,808	566,972	59,719	1,345	64	42,463,227
Total	$1,215,919,837	$69,956,936	$7,268,397	$356,162	$20,963	$12,219	$1,293,534,514

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$374,721	$—	$—	$—	$—	$—	$374,721
30 - 60 days past due	113,542	—	—	—	—	—	113,542
61 - 90 days past due	90,777	100	—	—	—	—	90,877
91 or more days past due	1,755,003	935	—	—	—	—	1,755,938
Total	$2,334,043	$1,035	$—	$—	$—	$—	$2,335,078
Total gross loans							$1,295,869,592

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,102,614,103	$49,020,727	$4,310,302	$112,353	$—	$4,878	$1,156,062,363
30 - 60 days past due	42,067,504	3,740,824	337,841	7,643	426	—	46,154,238
61 - 90 days past due	28,242,342	3,678,242	311,581	8,797	—	—	32,240,962
91 or more days past due	42,995,889	13,517,142	2,308,673	227,369	20,537	7,341	59,076,951
Total	$1,215,919,838	$69,956,935	$7,268,397	$356,162	$20,963	$12,219	$1,293,534,514

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$302,721	$—	$—	$—	$—	$—	$302,721
30 - 60 days past due	80,808	—	—	—	—	—	80,808
61 - 90 days past due	63,570	—	—	—	—	—	63,570
91 or more days past due	1,886,944	1,035	—	—	—	—	1,887,979
Total	$2,334,043	$1,035	$—	$—	$—	$—	$2,335,078
Total gross loans							$1,295,869,592

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

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and six months ended September 30, 2024:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2020 and prior	$4,638	$—	$4,638	$24,919	$—	$24,919
2021	12,218	—	12,218	23,486	—	23,486
2022	236,627	—	236,627	559,571	—	559,571
2023	2,832,087	175	2,832,262	7,107,787	175	7,107,962
2024	40,845,825	2,109,768	42,955,593	80,051,961	2,162,893	82,214,854
2025	636,715	—	636,715	636,715	—	636,715
Total	$44,568,110	$2,109,943	$46,678,053	$88,404,439	$2,163,068	$90,567,507

The following table provides a breakdown of the Company’s gross charge-offs by year of origination for the three and six months ended September 30, 2023:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2019 and prior	$2,721	$—	$2,721	$9,427	$—	$9,427
2020	4,811	—	4,811	29,186	—	29,186
2021	40,176	—	40,176	193,603	—	193,603
2022	1,703,191	—	1,703,191	7,119,883	4,388	7,124,271
2023	33,423,002	621	33,423,623	78,536,130	3,859	78,539,989
2024	15,457,320	1,138,748	16,596,068	15,458,408	1,138,748	16,597,156
Total	$50,631,221	$1,139,369	$51,770,590	$101,346,637	$1,146,995	$102,493,632

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2024 to September 30, 2024 was primarily due to a seasonally driven increase in expected loss rates.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of September 30, 2024 and March 31, 2024, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Beginning balance	$109,643,363	$129,342,988	$102,962,811	$125,552,733
Provision for credit losses	46,668,521	40,463,066	92,087,528	87,065,078
Charge-offs	(46,678,053)	(51,770,590)	(90,567,507)	(102,493,632)
Recoveries[1]	4,821,664	10,856,728	9,972,663	18,768,013
Net charge-offs	(41,856,389)	(40,913,862)	(80,594,844)	(83,725,619)
Ending Balance	$114,455,495	$128,892,192	$114,455,495	$128,892,192

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2024:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$66,059,674	$4,887,111	$4,180,881	$7,362,401	$16,430,393	$82,490,067
6 to 17 months	66,075,247	3,986,003	2,997,996	4,658,987	11,642,986	77,718,233
18 to 35 months	113,925,876	5,653,707	3,544,325	5,835,294	15,033,326	128,959,202
36 to 59 months	139,697,453	6,727,518	3,889,492	5,859,795	16,476,805	156,174,258
60+ months	790,131,814	25,097,262	14,216,928	18,746,750	58,060,940	848,192,754

TALs	374,721	113,542	90,877	1,755,938	1,960,357	2,335,078
Total gross loans	1,176,264,785	46,465,143	28,920,499	44,219,165	119,604,807	1,295,869,592
Unearned interest, insurance and fees	(310,722,817)	(8,907,992)	(7,720,031)	(11,356,665)	(27,984,688)	(338,707,505)
Total net loans	$865,541,968	$37,557,151	$21,200,468	$32,862,500	$91,620,119	$957,162,087

Percentage of period-end gross loans receivable		3.6%	2.2%	3.4%	9.2%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

1 Recoveries during the three and six months ended September 30, 2024 include $2.4 million and $5 million, respectively, in proceeds related to the recurring sales of charge-offs. Recoveries during the three months ended September 30, 2023 include $8.1 million in proceeds, for which $3.2 million relates to the recurring sale of charge-offs and the remaining $4.9 million relates to a bulk sale of charge-offs from prior periods. Recoveries during the six months ended September 30, 2023 include $12.5 million in proceeds, for which $7.6 million relates to the recurring sale of charge-offs and the remaining $4.9 million relates to a bulk sale of charge-offs from prior periods. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,802,704	$4,720,149	$4,496,518	$7,680,197	$16,896,864	$73,699,568
6 to 17 months	60,634,735	3,155,423	2,075,608	3,750,973	8,982,004	69,616,739
18 to 35 months	126,843,010	5,057,256	3,224,662	5,215,800	13,497,718	140,340,728
36 to 59 months	165,694,013	6,159,335	3,519,743	6,026,202	15,705,280	181,399,293
60+ months	751,720,050	20,183,999	10,930,545	16,869,326	47,983,870	799,703,920

TALs	7,442,520	4,943,545	1,650	1,293	4,946,488	12,389,008
Total gross loans	1,169,137,032	44,219,707	24,248,726	39,543,791	108,012,224	1,277,149,256
Unearned interest, insurance and fees	(301,616,958)	(7,677,494)	(6,674,554)	(10,777,130)	(25,129,178)	(326,746,136)
Total net loans	$867,520,074	$36,542,213	$17,574,172	$28,766,661	$82,883,046	$950,403,120

Percentage of period-end gross loans receivable		3.5%	1.9%	3.1%	8.5%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$65,317,551	$4,649,194	$4,234,860	$8,288,462	$17,172,516	$82,490,067
6 to 17 months	64,988,059	3,834,403	3,117,461	5,778,310	12,730,174	77,718,233
18 to 35 months	111,448,971	5,556,204	3,981,562	7,972,465	17,510,231	128,959,202
36 to 59 months	136,503,628	6,462,570	4,454,787	8,753,273	19,670,630	156,174,258
60+ months	777,804,154	25,651,867	16,452,292	28,284,441	70,388,600	848,192,754

TALs	302,721	80,808	63,570	1,887,979	2,032,357	2,335,078
Total gross loans	1,156,365,084	46,235,046	32,304,532	60,964,930	139,504,508	1,295,869,592
Unearned interest, insurance and fees	(306,492,633)	(8,309,183)	(8,611,588)	(15,294,101)	(32,214,872)	(338,707,505)
Total net loans	$849,872,451	$37,925,863	$23,692,944	$45,670,829	$107,289,636	$957,162,087

Percentage of period-end gross loans receivable		3.6%	2.5%	4.7%	10.8%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$55,572,691	$4,645,860	$4,784,273	$8,696,744	$18,126,877	$73,699,568
6 to 17 months	58,920,283	2,990,455	2,364,202	5,341,799	10,696,456	69,616,739
18 to 35 months	123,878,546	5,246,778	3,813,284	7,402,120	16,462,182	140,340,728
36 to 59 months	161,614,270	6,388,791	4,435,367	8,960,865	19,785,023	181,399,293
60+ months	738,238,289	21,881,920	13,909,202	25,674,509	61,465,631	799,703,920

TALs	7,441,661	4,942,757	—	4,590	4,947,347	12,389,008
Total gross loans	1,145,665,740	46,096,561	29,306,328	56,080,627	131,483,516	1,277,149,256
Unearned interest, insurance and fees	(296,584,056)	(7,544,366)	(7,936,622)	(14,681,092)	(30,162,080)	(326,746,136)
Total net loans	$849,081,684	$38,552,195	$21,369,706	$41,399,535	$101,321,436	$950,403,120

Percentage of period-end gross loans receivable		3.6%	2.3%	4.4%	10.3%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Customer Tenure
0 to 5 months	$(1,282,527)	$(1,398,466)	$(2,429,587)	$(2,545,594)
6 to 17 months	(807,263)	(910,322)	(1,398,521)	(1,874,055)
18 to 35 months	(820,520)	(945,454)	(1,588,289)	(1,663,125)
36 to 59 months	(853,109)	(1,137,732)	(1,723,641)	(2,145,632)
60+ months	(2,954,446)	(2,686,687)	(5,642,215)	(5,148,735)
Total	$(6,717,865)	$(7,078,661)	$(12,782,253)	$(13,377,141)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and six months ended September 30, 2024 and 2023:

	Nonaccrual Loans Receivable
Customer Tenure	As of September 30, 2024	As of March 31, 2024	Interest Income Recognized for the three months ended September 30, 2024	Interest Income Recognized for the three months ended September 30, 2023	Interest Income Recognized for the six months ended September 30, 2024	Interest Income Recognized for the six months ended September 30, 2023
0 to 5 months	$12,779,685	$13,971,062	$170,453	$245,175	$369,255	$571,948
6 to 17 months	9,243,407	8,507,503	208,284	371,909	443,748	848,779
18 to 35 months	12,723,258	12,569,729	349,824	387,714	711,108	852,382
36 to 59 months	14,206,489	15,250,596	441,629	571,850	913,294	1,181,357
60+ months	48,316,458	45,091,589	1,493,432	1,550,214	2,956,357	3,288,085
Unearned interest, insurance and fees	(25,469,626)	(24,643,778)	—	—	—	—
Total	$71,799,671	$70,746,701	$2,663,622	$3,126,862	$5,393,762	$6,742,551

As of September 30, 2024 and March 31, 2024, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

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

As of September 30, 2024 and 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$6,279,769	$6,362,566	$12,458,948	$12,836,401
Variable lease cost	920,580	890,051	2,009,413	1,920,726
Total lease cost	$7,200,349	$7,252,617	$14,468,361	$14,757,127

The following table reports other information about the Company's leases for the three and six months ended September 30, 2024 and 2023:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,295,532	$6,329,622	$12,583,792	$12,699,941
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,688,152	$5,946,228	$10,564,771	$8,992,479
Weighted average remaining lease term — operating leases	6.6 years	7.0 years	6.6 years	7.0 years
Weighted-average discount rate — operating leases	6.6%	6.2%	6.6%	6.2%

The aggregate annual lease obligations as of September 30, 2024 are as follows:

Operating Leases
Remainder of 2025	$12,030,571
2026	21,492,850
2027	17,158,502
2028	13,878,782
2029	10,042,218
Thereafter	28,294,970
Total undiscounted lease liability	$102,897,893
Imputed interest	20,037,931
Total discounted lease liability	$82,859,962

The Company had no leases with related parties as of September 30, 2024 or March 31, 2024.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Basic:
Weighted average common shares outstanding (denominator)	5,469,276	5,780,061	5,474,710	5,776,417

Diluted:
Weighted average common shares outstanding	5,469,276	5,780,061	5,474,710	5,776,417
Dilutive potential common shares	79,242	158,644	83,428	138,606
Weighted average diluted shares outstanding (denominator)	5,548,518	5,938,705	5,558,138	5,915,023

Options to purchase 244,738 and 298,954 shares of common stock at various prices were outstanding during the three months ended September 30, 2024 and 2023, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 252,006 and 303,966 shares of common stock at various prices were outstanding during the six months ended September 30, 2024 and 2023, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan and the 2017 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At September 30, 2024, there were a total of 270,301 shares of common stock remaining available for grant under the 2017 Plan.

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

During the second quarter of fiscal 2025, it was determined that the $20.45 Performance Share performance target was no longer probable of being achieved and that the $20.45 Performance Shares would likely be forfeited as of the last day of the performance period in accordance with their terms. As a result and in accordance with ASC 718, the Company reversed $18.5 million in previously recognized stock-based compensation related to the $20.45 Performance Shares during the second quarter of fiscal 2025.

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

Stock Options

During the first six months of fiscal 2025, the Company did not grant stock options.

During fiscal 2024, the Company granted 2,598 stock options at a weighted-average fair value of $69.00 per share.

Option activity for the six months ended September 30, 2024 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	267,947		$105.77
Exercised during period	(14,986)		97.23
Forfeited during period	(8,212)		102.62
Expired during period	(1,549)		206.52
Options outstanding, end of period	243,200	[2]	$105.76	4.6 years	$4,152,825
Options exercisable, end of period	103,944		$108.44	4.6 years	$1,789,753

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2024 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of September 30, 2024. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three and six month periods ended September 30, 2024 and 2023 were as follows:
2 Of the 243,200 options outstanding, 36,331 are not yet exercisable based solely on fulfilling a service condition and another 102,925 are not yet exercisable based solely on fulfilling the performance condition described further above.

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023

Intrinsic value of options exercised	$259,922	$226,175	$516,719	$441,310
Tax benefit of options exercised	63,681	55,413	126,596	108,121

The total fair value of stock options vested during the six months ended September 30, 2024 was $133,582. As of September 30, 2024, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock

During the first six months of fiscal 2025, the Company did not grant shares of restricted stock.

During fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified) to certain vice presidents with a grant date weighted average fair value of $120.12 per share.

The total fair value of restricted stock vested during the six months ended September 30, 2024 was $412,710. As of September 30, 2024, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 0.1 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2024, and changes during the six months ended September 30, 2024, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2024	388,577	$101.18
Vested during the period	(3,000)	100.79
Forfeited during the period	(18,000)	100.79
Outstanding at September 30, 2024	367,577	$101.20

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and six month periods ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Stock-based compensation related to equity classified awards:
Stock-based compensation (reversal) related to stock options[3]	$93,780	$(4,374,277)	$237,500	$(4,060,930)
Stock-based compensation (reversal) related to restricted stock[4]	(18,042,631)	1,066,500	(19,250,196)	2,165,851
Total stock-based compensation (reversal) related to equity classified awards	$(17,948,851)	$(3,307,777)	$(19,012,696)	$(1,895,079)

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

The following table sets forth the Company's acquisition activity for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
	2024	2023
Acquisitions:
Number of loan portfolios acquired through asset purchases	1	—
Total acquisitions	1	—

Purchase price	$56,294	$—

Tangible assets:
Loans receivable, net	54,688	—
Property and equipment	—	—
Total tangible assets	54,688	—

Purchase price amount over carrying value of net tangible assets	$1,606	$—

Non-compete agreements	$1,606	$—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets
3 The $(4,374,277) for the three months ended September 30, 2023 represents the reversal of $4.9 million in previously recognized stock-based compensation related to the Performance Options, offset by $0.5 million in current period expense. The $(4,060,930) for the six months ended September 30, 2023 represents this $4.9 million reversal and $0.3 million in forfeiture credit, offset by $1.1 million in current period expense.
4 The $(18,042,631) for the three months ended September 30, 2024 represents the reversal of $18.5 million in previously recognized stock-based compensation related to the $20.45 Performance Shares, offset by $0.5 million in current period expense. The $(19,250,196) for the six months ended September 30, 2024 represents this $18.5 million reversal and $1.8 million in forfeiture credit, offset by $1.0 million in current period expense.

acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. Any remaining benefit is recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and is amortized over the life of loans receivable acquired.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the six months ended September 30, 2024 and 2023.

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

NOTE 9 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,730,620	$(46,667,716)	$9,062,904	$55,730,620	$(44,796,996)	$10,933,624
Non-compete agreements	10,529,747	(10,486,134)	43,613	10,528,143	(10,392,034)	136,109
Total	$66,260,367	$(57,153,850)	$9,106,517	$66,258,763	$(55,189,030)	$11,069,733

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $1.8 million for the remainder of 2025; $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; and an aggregate of $0.1 million for the years thereafter.

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At September 30, 2024, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At September 30, 2024, $265.6 million was outstanding under the Company's credit facility, not including $725.8 thousand in outstanding standby letters of credit, which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letter of credit as of

September 30, 2024. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.9 million for both the six months ended September 30, 2024 and 2023.

For the six months ended September 30, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 10.1% annualized and 9.9%, respectively. At September 30, 2024, the unused amount available under the revolving credit facility was $313.6 million and borrowings under the revolving credit facility mature on June 7, 2026.

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

During the six months ended September 30, 2024, the Company repurchased and extinguished $33.7 million of its Notes, net of
$0.3 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $32.5 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

For the three months ended September 30, 2024 and 2023, the Company recognized a $0.4 million and $0.2 million gain on extinguishment, respectively. For the six months ended September 30, 2024 and 2023, the Company recognized a $1.2 million and $0.6 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at September 30, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements as of September 30, 2024 are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	506,629,893
2028	—
2029	—
Thereafter	—
Total future debt payments	$506,629,893

NOTE 11 – INCOME TAXES

As of September 30, 2024 and March 31, 2024, the Company had $1.1 million of total gross unrecognized tax benefits including interest. Approximately $0.9 million represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2024, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $344.6 thousand accrued for gross interest as of September 30, 2024, and accrued $27.6 thousand during the six months ended September 30, 2024.

Investment in HTC was $22.8 million and $24.8 million as of September 30, 2024 and March 31, 2024, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $4.1 million and $0.8 million during the three months ended September, 30 2024 and 2023, respectively, and $8.2 million and $2.0 million during the six months ended September 30, 2024 and 2023, respectively, in income tax expense. The Company recognized tax benefits from these investments of $4.5 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $9.1 million and $2.4 million for the six months ended September 30, 2024 and 2023, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate decreased to 20.8% for the three months ended September 30, 2024 compared to 23.1% for the prior year quarter. The decrease is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 22, 2024, the Company executed a series of asset purchase agreements to acquire $18.8 million in loans receivable, net, at a $1.0 million discount.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory examinations, proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's fiscal 2024 Annual Report, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make, except to the extent required by law.

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Gross loans receivable	$1,295,870	$1,379,514	$1,295,870	$1,379,514
Average gross loans receivable (1)	1,284,326	1,394,395	1,277,911	1,390,609
Net loans receivable (2)	957,162	1,009,202	957,162	1,009,202
Average net loans receivable (3)	949,302	1,017,773	946,188	1,015,017

Expenses as a percentage of total revenue:
Provision for credit losses	35.5%	29.6%	35.3%	31.5%
General and administrative	35.3%	46.0%	41.3%	47.5%
Interest expense	8.0%	9.2%	7.8%	9.0%
Operating income as a % of total revenue (4)	29.2%	24.4%	23.4%	21.0%

Loan volume (5)	702,238	668,215	1,384,435	1,389,449

Net charge-offs as percent of average net loans receivable on an annualized basis	17.6%	16.1%	17.0%	16.5%

Return on average assets (trailing 12 months)	7.8%	5.0%	7.8%	5.0%

Return on average equity (trailing 12 months)	20.1%	15.2%	20.1%	15.2%

Branches opened or acquired (merged or closed), net	(2)	(2)	(3)	(20)

Branches open (at period end)	1,045	1,053	1,045	1,053
_______________________________________________________
(1) Average gross loans receivable has been determined by averaging month-end gross loans receivable over the indicated period, excluding TALs.
(2) Net loans receivable is defined as gross loans receivable less unearned interest and deferred fees.
(3) Average net loans receivable has been determined by averaging month-end gross loans receivable less unearned interest and deferred fees over the indicated period, excluding TALs.
(4) Operating income is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Comparison of three months ended September 30, 2024 versus three months ended September 30, 2023

Gross loans outstanding decreased to $1.296 billion as of September 30, 2024, a 6.1% decrease from the $1.380 billion of gross loans outstanding as of September 30, 2023. During the most recent quarter, gross loans outstanding increased 1.7%, from $1.275 million as of June 30, 2024, compared to a decrease of 1.3%, or $18.5 million, in the comparable quarter of the prior year. During the most recent quarter, we saw improvement in borrowing from new, former and existing customers compared to the same quarter of fiscal year 2024. Specifically, new, former and refinance loan customer volume during the quarter increased 20.8%, 11.5% and 2.9%, respectively, compared to the same quarter of fiscal year 2024. Our customer base decreased by 0.1% during the twelve-month period ended September 30, 2024, compared to a decrease of 9.4% for the comparable period ended September 30, 2023. During the three months ended September 30, 2024 our unique borrowers increased by 3.6% compared to an increase of 1.0% during the three months ended September 30, 2023. We continued to improve the gross yield to expected loss ratio for all new, former and refinance customer originations and will continue to monitor performance indicators and intend to adjust underwriting accordingly.

Net income for the three months ended September 30, 2024 increased to $22.1 million, a 37.6% increase from net income of $16.1 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $4.9 million, or 14.7%, compared to the same period of the prior year.

Revenues for the three months ended September 30, 2024 decreased by $5.5 million, or 4.0%, to $131.4 million from $136.9 million for the same period of the prior year. Interest and fee income for the three months ended September 30, 2024 decreased by $3.0 million, or 2.6%, from the same period of the prior year due to a decrease in loans outstanding. The large loan portfolio decreased from 56.7% of the overall portfolio as of September 30, 2023, to 52.1% as of September 30, 2024.

Insurance and other income for the three months ended September 30, 2024 decreased by $2.4 million, or 12.1%, from the same period of the prior year. Insurance income decreased by approximately $3.2 million, or 20.5%, during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income increased by $0.8 million.

The provision for credit losses increased $6.2 million, or 15.3%, to $46.7 million from $40.5 million when comparing the second quarter of fiscal 2025 to the second quarter of fiscal 2024. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q2 FY 2025	Q2 FY 2024	Difference	Reconciliation
Beginning Allowance - June 30	$109.7	$129.3	$(19.6)
Change due to Growth	$1.8	$(1.6)	$3.4	$3.4
Change due to Expected Loss Rate on Performing Loans	$0.8	$(1.2)	$2.0	$2.0
Change due to 90 day past due	$2.2	$2.4	$(0.2)	$(0.2)
Ending Allowance - September 30	$114.5	$128.9	$(14.4)	$5.2
Net Charge-offs	$41.9	$40.9	$1.0	$1.0
Provision	$46.7	$40.5	$6.2	$6.2
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).

The provision was negatively impacted by loan growth and an increase in expected loss rates during the quarter. Specifically, expected loss rates were negatively impacted by an increase in our 0-5 month customers, our riskiest customers, during the current quarter.

Net charge-offs for the quarter increased $1.0 million, from $40.9 million in the second quarter of fiscal 2024 to $41.9 million in the second quarter of fiscal 2025. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased from 16.1% in the second quarter of fiscal 2024 to 17.6% in the second quarter of fiscal 2025. The prior year quarter's net charge-offs benefited from a $4.9 million bulk sale of charge-offs from prior periods.

The Company's allowance for credit losses as a percentage of net loans was 12.0% at September 30, 2024 compared to 12.8% at September 30, 2023. Accounts that were 61 days or more past due on a recency basis decreased to 5.6% at September 30, 2024 compared to 5.9% at September 30, 2023.

We experienced an improvement in recency delinquency on accounts at least 90 days past due, improving from 3.7% at September 30, 2023, to 3.4% at September 30, 2024.

G&A expenses for the three months ended September 30, 2024 decreased by $16.6 million, or 26.4%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 46.0% during the three months ended September 30, 2023 to 35.3% during the three months ended September 30, 2024. G&A expenses per average open branch increased by 25.9% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $21.8 million for the three months ended September 30, 2024, a $16.7 million, or 43.4%, decrease over the three months ended September 30, 2023. Salary expense decreased approximately $0.5 million, or 1.7%, during the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Our headcount as of September 30, 2024, decreased 6.7% compared to September 30, 2023. Benefit expense decreased approximately $1.1 million, or 12.2%, when comparing the quarterly periods ended September 30, 2024 and 2023. Incentive expense decreased $14.6 million in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The decrease in incentive expense is mostly due to a decrease in share-based compensation as a result of an

$18.5 million reversal of the expense associated with the $20.45 Performance Shares since the Company is no longer expected to achieve the target required to vest.

Occupancy and equipment expense totaled $12.3 million for the three months ended September 30, 2024, a $0.1 million, or 0.7%, decrease over the three months ended September 30, 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period.

Advertising expense increased $0.6 million, or 25.9%, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.0 million for the three months ended September 30, 2024, a $103.5 thousand, or 9.7%, decrease over the three months ended September 30, 2023.

Other expense totaled $8.5 million for the three months ended September 30, 2024, a $0.3 million, or 3.3%, decrease over the three months ended September 30, 2023.
Interest expense for the three months ended September 30, 2024 decreased by $2.1 million, or 16.6%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 14.5% decrease in the average debt outstanding from $580.4 million to $496.0 million and a 0.6% decrease in the effective interest rate from 8.71% to 8.66%. The Company’s debt-to-equity ratio decreased from 1.4:1 at September 30, 2023 to 1.2:1 at September 30, 2024. The Company repurchased and extinguished $11.9 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $11.5 million during the second quarter of fiscal 2025.

Other key return ratios for the three months ended September 30, 2024 included a 7.8% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis), as compared to a 5.0% return on average assets and a return on average equity of 15.2% (both on a trailing 12-month basis) for the three months ended September 30, 2023.

The Company’s effective income tax rate decreased to 20.8% for the three months ended September 30, 2024 compared to 23.1% for the corresponding period of the previous year. The decrease is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

Comparison of six months ended September 30, 2024 versus six months ended September 30, 2023

Gross loans outstanding decreased to $1.296 billion as of September 30, 2024, a 6.1% decrease from the $1.380 billion of gross loans outstanding as of September 30, 2023.

Net income for the six months ended September 30, 2024 increased to $32.1 million from the $25.6 million net income reported for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $3.0 million, or 5.2%.

Revenues decreased by $15.3 million, or 5.5%, to $260.9 million during the six months ended September 30, 2024 from $276.2 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding.

Interest and fee income for the six months ended September 30, 2024 decreased by $8.5 million, or 3.6%, from the same period of the prior year. Net loans outstanding at September 30, 2024 decreased by 5.2% over the balance at September 30, 2023. Average net loans outstanding decreased by 6.8% for the six months ended September 30, 2024 compared to the six-month period ended September 30, 2023.

Insurance commissions and other income for the six months ended September 30, 2024 decreased by $6.8 million, or 15.9%, from the same period of the prior year. Insurance commissions decreased by approximately $6.3 million, or 19.9%, during the six months ended September 30, 2024 when compared to the six months ended September 30, 2023. Other income decreased by $0.5 million. Sales of our motor club product decreased by $1.2 million as sales opportunities decreased with lower originations. This decrease was offset by a $0.8 million increase in revenue from the Company's tax preparation.

The provision for credit losses increased $5.0 million, or 5.8%, to $92.1 million from $87.1 million when comparing the first two quarters of fiscal 2025 to the first two quarters of fiscal 2024. Net charge-offs as a percentage of average net loans receivable on an annualized basis increased from 16.5% in the first two quarters of fiscal 2024 to 17.0% in the first two quarters of fiscal 2025.

G&A expenses for the six months ended September 30, 2024 decreased by $23.3 million, or 17.8%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 47.5% during the first six months of fiscal 2024 to 41.3% during the first six months of fiscal 2025. G&A expenses per average open branch decreased by 16.9% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $58.7 million for the six months ended September 30, 2024, a $21.5 million, or 26.8%, decrease over the six months ended September 30, 2023. Salary expense decreased approximately $0.8 million, or 1.3%, when comparing the six month periods ended September 30, 2024 and 2023. Our headcount as of September 30, 2024, decreased 6.7% compared to September 30, 2023. Benefit expense decreased approximately $2.0 million, or 11.7%, when comparing the six month periods ended September 30, 2024 and 2023. Incentive expense decreased $18.1 million, mostly due to the $18.5 million reversal of the expense associated with the $20.45 Performance Shares since the Company is no longer expected to achieve the target required to vest.

Occupancy and equipment expense totaled $24.5 million for the six months ended September 30, 2024, a $0.5 million, or 2.2%, decrease over the six months ended September 30, 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2024, the average occupancy and equipment expense per branch totaled $23.4 thousand, a 0.3 thousand, or 1.3% decrease when compared to the six months ended September 30, 2023.

Advertising expense totaled $4.5 million for the six months ended September 30, 2024, a $0.5 million, or 10.3%, decrease over the six months ended September 30, 2023 due to decreased spending on customer acquisition programs.

Amortization of intangible assets totaled $2.0 million for the six months ended September 30, 2024, a $0.2 million, or 7.8%, decrease over the six months ended September 30, 2023.

Other expense totaled $18.1 million for the six months ended September 30, 2024, a $0.6 million, or 3.1% decrease over the six months ended September 30, 2023.

Interest expense for the six months ended September 30, 2024 decreased by $4.6 million, or 18.4%, from the corresponding six months of the previous year. The decrease in interest expense was due to a 16.1% decrease in the average debt outstanding, from $586.5 million to $492.3 million, and a $0.6 million increase in gain recognized on Notes repurchased and extinguished during the six months ended September 30, 2024. The Company repurchased and extinguished $33.7 million of its Notes, net of $0.3 unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $32.5 million, during the six months ended September 30, 2024.

Other key return ratios for the first six months of fiscal 2025 included a 7.8% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis), as compared to a 5.0% return on average assets and a return on average equity of 15.2% (both on a trailing 12-month basis) for the first six months of fiscal 2024.

The Company’s effective income tax rate decreased to 21.5% for the six months ended September 30, 2024 compared to 23.0% for the corresponding period of the previous year. The decrease is primarily due to the effects of pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

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

See Part I, Item 1, “Business Government Regulation Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in each case, in the Company’s fiscal 2024 Annual Report for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2024 was $102.1 million.

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

During the six months ended September 30, 2024, the Company repurchased and extinguished $33.7 million of its Notes, net of
$0.3 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $32.5 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

For the three months ended September 30, 2024 and 2023, the Company recognized a $0.4 million and $0.2 million gain on extinguishment, respectively. For the six months ended September 30, 2024 and 2023, the Company recognized a $1.2 million and $0.6 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of September 30, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $24.7 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes $725.8 thousand in outstanding standby letters of credit.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At September 30, 2024, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $725.8 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2024 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the six months ended September 30, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 10.1% annualized and 9.9%, respectively. At September 30, 2024, the unused amount available under the revolving credit facility was $313.6 million. Borrowings under the revolving credit facility mature on June 7, 2026.

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

The Company was in compliance with these covenants at September 30, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of September 30, 2024, the Company's debt outstanding was $504.9 million, net of $1.7 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $417.5 million resulting in a debt-to-equity ratio of 1.2:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that cash flow from operations and borrowings under its revolving credit facility or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in (i) this report including, but not limited to, any discussions in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A, "Risk Factors" in the Company's fiscal 2024 Annual Report (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Share Repurchase Program

On May 15, 2024, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2024, the Company had $10.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $24.7 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $265.6 million at September 30, 2024. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's revolving credit facility at September 30, 2024, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $2.7 million on an annual basis.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's fiscal 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of September 30, 2024 the Company had $10.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2024:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2024	—	$—	—	$20,000,000
August 1 through August 31, 2024	—	—	—	20,000,000
September 1 through September 30, 2024	85,843	116.47	85,843	10,001,742
Total for the quarter	85,843	$116.47	85,843

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers or directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2024 and September 30, 2023;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2024 and September 30, 2023;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and September 30, 2023; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 7, 2024