Form 10-Q
period 2024-12-31
WORLD ACCEPTANCE CORP
filed 2025-02-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024
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

The number of outstanding shares of the issuer’s common stock, no par value, as of January 31, 2025 was 5,746,677.

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
2018 Performance Option Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which Performance Options are eligible to vest, following certification by the Compensation Committee of achievement

2018 Performance Share Measurement Period
The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement

2024 Performance Option Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025
2024 Performance Share Measurement Period
The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement

$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	The Fair Isaac Corporation
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Cash and cash equivalents	$15,582,553	$11,839,460
Gross loans receivable	1,381,461,902	1,277,149,256
Less:
Unearned interest, insurance and fees	(361,444,148)	(326,746,136)
Allowance for credit losses	(116,110,946)	(102,962,811)
Loans receivable, net	903,906,808	847,440,309
Income taxes receivable	7,188,053	3,091,229
Operating lease right‐of‐use assets, net	78,856,773	79,501,238
Property and equipment, net	20,551,225	22,897,197
Deferred income taxes, net	31,967,282	30,942,844
Other assets, net	36,775,212	42,198,242
Goodwill	7,370,791	7,370,791
Intangible assets, net	8,301,486	11,069,733
Total assets	$1,110,500,183	$1,056,351,043

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$335,949,020	$223,419,132
Senior unsecured notes payable, net	223,910,142	272,609,632
Operating lease liability	81,207,297	81,920,865
Accounts payable and accrued expenses	41,263,775	53,974,198
Total liabilities	682,330,234	631,923,827

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,787,976 and 5,938,665 shares at December 31, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	267,074,904	286,432,952
Retained earnings	161,095,045	137,994,264
Total shareholders' equity	428,169,949	424,427,216

Total liabilities and shareholders' equity	$1,110,500,183	$1,056,351,043

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Revenues:
Interest and fee income	$122,390,403	$118,665,105	$347,456,761	$352,237,133
Insurance and other income, net	16,242,350	19,084,282	52,112,762	61,711,366
Total revenues	138,632,753	137,749,387	399,569,523	413,948,499

Expenses:
Provision for credit losses	44,103,495	40,631,994	136,191,023	127,697,072
General and administrative expenses:
Personnel	41,074,877	39,890,187	99,804,998	120,119,638
Occupancy and equipment	12,293,093	12,090,198	36,793,516	37,138,444
Advertising	4,448,074	3,721,155	8,925,597	8,712,406
Amortization of intangible assets	938,026	1,050,926	2,902,848	3,182,805
Other	8,468,838	9,156,841	26,563,688	27,828,730
Total general and administrative expenses	67,222,908	65,909,307	174,990,647	196,982,023

Interest expense	11,293,874	11,689,924	31,520,066	36,475,411
Total expenses	122,620,277	118,231,225	342,701,736	361,154,506

Income before income taxes	16,012,476	19,518,162	56,867,787	52,793,993

Income tax expense	2,624,180	2,853,344	11,403,906	10,508,008

Net income	$13,388,296	$16,664,818	$45,463,881	$42,285,985

Net income per common share:
Basic	$2.46	$2.89	$8.32	$7.32
Diluted	$2.45	$2.84	$8.23	$7.17
Weighted average common shares outstanding:
Basic	5,436,688	5,772,503	5,461,990	5,775,108
Diluted	5,464,217	5,860,117	5,526,784	5,896,716

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754
Proceeds from exercise of stock options	5,324	424,420	—	424,420
Common stock repurchases	(9,465)	—	(1,010,975)	(1,010,975)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,544,812)	22,587	(2,181,186)	—	(2,181,186)
Stock-based compensation related to stock options	—	85,640	—	85,640
Net income	—	—	13,388,296	13,388,296
Balances at December 31, 2024	5,787,976	$267,074,904	$161,095,045	$428,169,949

	Three months ended December 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2023	6,246,818	$287,246,730	$122,776,065	$410,022,795
Proceeds from exercise of stock options	11,104	948,441	—	948,441
Common stock repurchases	(148,765)	—	(17,291,997)	(17,291,997)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(35,858)	(3,514,473)	—	(3,514,473)
Stock-based compensation related to stock options	—	189,582	—	189,582
Net income	—	—	16,664,818	16,664,818
Balances at December 31, 2023	6,073,299	$284,870,280	$122,148,886	$407,019,166

	Nine months ended December 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	20,310	1,881,436	—	1,881,436
Common stock repurchases	(174,632)	—	(22,363,100)	(22,363,100)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,676,053)	3,633	(21,562,624)	—	(21,562,624)
Stock-based compensation related to stock options	—	323,140	—	323,140
Net income	—	—	45,463,881	45,463,881
Balances at December 31, 2024	5,787,976	$267,074,904	$161,095,045	$428,169,949

	Nine months ended December 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options	22,847	2,018,412	—	2,018,412
Common stock repurchases	(148,765)		(17,291,997)	(17,291,997)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(31,865)	(1,348,623)	—	(1,348,623)
Stock-based compensation (reversal) related to stock options	—	(3,871,348)	—	(3,871,348)
Net income	—	—	42,285,985	42,285,985
Balances at December 31, 2023	6,073,299	$284,870,280	$122,148,886	$407,019,166

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2024	2023
Cash flow from operating activities:
Net income	$45,463,881	$42,285,985
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,902,848	3,182,805
Accrued unearned interest	(4,437,733)	(4,225,244)
Amortization of deferred loan cost	10,461,809	10,285,733
Gain on extinguishment of senior unsecured notes payable	(1,160,067)	(1,162,581)
Amortization of debt issuance costs	999,688	1,338,352
Amortization of discount on loans acquired in an asset purchase	(380,232)	—
Provision for credit losses	136,191,023	127,697,072
Depreciation	4,799,367	4,937,169
Gain on sale of property and equipment	(78,011)	(95,621)
Deferred income tax expense (benefit)	(1,024,438)	4,674,792
Stock-based compensation (reversal) related to equity classified awards	(18,563,431)	(2,396,197)
Change in accounts:
Other assets, net	5,007,294	5,213,994
Income taxes receivable	(4,096,824)	(4,249,555)
Accounts payable and accrued expenses	(12,878,833)	(5,516,759)
Net cash provided by operating activities	163,206,341	181,969,945
Cash flows from investing activities:
Increase in loans receivable, net	(179,488,673)	(153,198,324)
Cash paid for acquisitions, primarily loans	(18,947,294)	—
Purchases of property and equipment	(2,814,437)	(4,419,445)
Proceeds from the sale of property and equipment	439,053	308,174
Net cash used in investing activities	(200,811,351)	(157,309,595)
Cash flow from financing activities:
Borrowings from senior notes payable	297,385,341	215,066,622
Payments on senior notes payable	(184,855,453)	(217,887,966)
Payments for extinguished senior unsecured notes payable	(48,148,250)	(6,978,717)
Payments for debt extinguishment costs	(12,500)	(20,625)
Debt issuance costs associated with senior notes payable	(31,728)	(475,716)
Proceeds from exercise of stock options	1,881,436	2,018,412
Payments for taxes related to net share settlement of equity awards	(2,676,053)	(2,823,774)
Repurchase of common stock	(22,194,690)	(17,291,997)
Net cash provided by (used in) financing activities	41,348,103	(28,393,761)
Net change in cash and cash equivalents	3,743,093	(3,733,411)
Cash and cash equivalents at beginning of period	11,839,460	16,508,935
Cash and cash equivalents at end of period	$15,582,553	$12,775,524

Supplemental Disclosures:
Interest paid during the period	$36,476,307	$41,233,947
Income taxes paid during the period	$3,204,509	$7,726,889
Excise tax on stock repurchases not paid during the period	$168,410	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2024 and 2023 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2024, and the results of operations and cash flows for the periods ended December 31, 2024 and 2023, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $6.6 million and $5.0 million as of December 31, 2024 and March 31, 2024, respectively.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure, in the notes to financial statements, about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which was clarified by ASU 2025-01, Clarifying the Effective Date. Early adoption is permitted. ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements and related disclosures.

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

		December 31, 2024		March 31, 2024
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$15,582,553	$15,582,553	$11,839,460	$11,839,460
Loans receivable, net	3	903,906,808	903,906,808	847,440,309	847,440,309

LIABILITIES
Senior unsecured notes payable, net	2	223,910,142	222,969,719	272,609,632	254,208,482
Senior notes payable	3	335,949,020	335,949,020	223,419,132	223,419,132

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 or March 31, 2024.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2024	March 31, 2024
0 to 5 months	$120,206,225	$73,699,568
6 to 17 months	83,792,574	69,616,739
18 to 35 months	119,019,301	140,340,728
36 to 59 months	152,290,291	181,399,293
60+ months	904,874,073	799,703,920

TALs	1,279,438	12,389,008
Total gross loans	$1,381,461,902	$1,277,149,256

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at December 31, 2024 and March 31, 2024 was 4.7% and 4.9%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,191,801,595	$53,796,457	$5,232,034	$246,907	$5,097	$4,612	$1,251,086,702
30 - 60 days past due	45,078,425	5,587,931	771,319	88,677	5,498	12,712	51,544,562
61 - 90 days past due	27,968,712	3,192,929	387,807	46,475	5,912	518	31,602,353
91 or more days past due	38,928,934	6,353,121	611,384	52,719	2,689	—	45,948,847
Total	$1,303,777,666	$68,930,438	$7,002,544	$434,778	$19,196	$17,842	$1,380,182,464

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$191,926	$—	$—	$—	$—	$—	$191,926
30 - 60 days past due	71,880	—	—	—	—	—	71,880
61 - 90 days past due	56,193	—	—	—	—	—	56,193
91 or more days past due	959,439	—	—	—	—	—	959,439
Total	$1,279,438	$—	$—	$—	$—	$—	$1,279,438
Total gross loans							$1,381,461,902

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2024:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,179,892,149	$47,643,195	$4,032,753	$130,939	$—	$—	$1,231,699,036
30 - 60 days past due	46,938,294	4,289,434	347,554	10,189	—	4,836	51,590,307
61 - 90 days past due	30,851,070	3,357,138	300,261	20,307	205	—	34,528,981
91 or more days past due	46,096,156	13,640,670	2,321,974	273,343	18,991	13,006	62,364,140
Total	$1,303,777,669	$68,930,437	$7,002,542	$434,778	$19,196	$17,842	$1,380,182,464

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$158,737	$—	$—	$—	$—	$—	$158,737
30 - 60 days past due	50,553	—	—	—	—	—	50,553
61 - 90 days past due	37,596	—	—	—	—	—	37,596
91 or more days past due	1,032,552	—	—	—	—	—	1,032,552
Total	$1,279,438	$—	$—	$—	$—	$—	$1,279,438
Total gross loans							$1,381,461,902

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and nine months ended December 31, 2024:

	Three months ended December 31,			Nine months ended December 31,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2020 and prior	$—	$—	$—	$24,919	$—	$24,919
2021	2,675	—	2,675	26,161	—	26,161
2022	148,994	—	148,994	708,565	—	708,565
2023	1,463,591	—	1,463,591	8,571,378	175	8,571,553
2024	23,325,438	651,498	23,976,936	103,377,399	2,814,391	106,191,790
2025	23,230,774	—	23,230,774	23,867,489	—	23,867,489
Total	$48,171,472	$651,498	$48,822,970	$136,575,911	$2,814,566	$139,390,477

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and nine months ended December 31, 2023:

	Three months ended December 31,			Nine months ended December 31,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2019 and prior	$1,958	$—	$1,958	$11,385	$—	$11,385
2020	3,909	—	3,909	33,560	—	33,560
2021	44,632	—	44,632	275,558	—	275,558
2022	1,660,567	188	1,660,755	10,243,978	5,197	10,249,175
2023	28,683,289	118,287	28,801,576	120,931,950	1,260,273	122,192,223
2024	24,222,152	—	24,222,152	24,466,713	—	24,466,713
Total	$54,616,507	$118,475	$54,734,982	$155,963,144	$1,265,470	$157,228,614

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2024 to December 31, 2024 was primarily due to loan growth during the period.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of December 31, 2024 and March 31, 2024, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three and nine months ended December 31, 2024 and 2023:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Beginning balance	$114,455,495	$128,892,192	$102,962,811	$125,552,733
Provision for credit losses	44,103,495	40,631,994	136,191,023	127,697,072
Charge-offs	(48,822,970)	(54,734,982)	(139,390,477)	(157,228,614)
Recoveries[1]	6,374,926	6,292,864	16,347,589	25,060,877
Net charge-offs	(42,448,044)	(48,442,118)	(123,042,888)	(132,167,737)
Ending Balance	$116,110,946	$121,082,068	$116,110,946	$121,082,068

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2024:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$97,729,708	$8,178,732	$5,850,084	$8,447,701	$22,476,517	$120,206,225
6 to 17 months	71,894,285	4,123,710	2,957,998	4,816,581	11,898,289	83,792,574
18 to 35 months	104,818,028	5,232,991	3,486,649	5,481,633	14,201,273	119,019,301
36 to 59 months	135,845,513	6,391,258	3,906,289	6,147,231	16,444,778	152,290,291
60+ months	840,799,168	27,617,871	15,401,333	21,055,701	64,074,905	904,874,073

TALs	191,926	71,880	56,193	959,439	1,087,512	1,279,438
Total gross loans	1,251,278,628	51,616,442	31,658,546	46,908,286	130,183,274	1,381,461,902
Unearned interest, insurance and fees	(331,428,164)	(9,525,813)	(8,350,208)	(12,139,963)	(30,015,984)	(361,444,148)
Total net loans	$919,850,464	$42,090,629	$23,308,338	$34,768,323	$100,167,290	$1,020,017,754

Percentage of period-end gross loans receivable		3.7%	2.3%	3.4%	9.4%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

1 Recoveries during the three months ended December 31, 2024 include $2.6 million and $1.5 million in proceeds related to the recurring sales of charge-offs and bulk sale of charge-offs from prior periods, respectively. Recoveries during the nine months ended December 31, 2024 include $7.6 million and $1.5 million in proceeds related to the recurring sales of charge-offs and bulk sale of charge-offs from prior periods, respectively. Recoveries during the three months ended December 31, 2023 include $2.9 million and $0.8 million in proceeds related to the recurring sales of charge-offs and bulk sale of charge-offs from prior periods, respectively. Recoveries during the nine months ended December 31, 2023 include $10.5 million and $5.7 million in proceeds related to the recurring sales of charge-offs and bulk sale of charge-offs from prior periods, respectively. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,802,704	$4,720,149	$4,496,518	$7,680,197	$16,896,864	$73,699,568
6 to 17 months	60,634,735	3,155,423	2,075,608	3,750,973	8,982,004	69,616,739
18 to 35 months	126,843,010	5,057,256	3,224,662	5,215,800	13,497,718	140,340,728
36 to 59 months	165,694,013	6,159,335	3,519,743	6,026,202	15,705,280	181,399,293
60+ months	751,720,050	20,183,999	10,930,545	16,869,326	47,983,870	799,703,920

TALs	7,442,520	4,943,545	1,650	1,293	4,946,488	12,389,008
Total gross loans	1,169,137,032	44,219,707	24,248,726	39,543,791	108,012,224	1,277,149,256
Unearned interest, insurance and fees	(301,616,958)	(7,677,494)	(6,674,554)	(10,777,130)	(25,129,178)	(326,746,136)
Total net loans	$867,520,074	$36,542,213	$17,574,172	$28,766,661	$82,883,046	$950,403,120

Percentage of period-end gross loans receivable		3.5%	1.9%	3.1%	8.5%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at December 31, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$97,003,231	$8,063,335	$5,874,364	$9,265,295	$23,202,994	$120,206,225
6 to 17 months	70,860,586	4,036,915	2,987,142	5,907,931	12,931,988	83,792,574
18 to 35 months	102,558,371	5,188,437	3,806,830	7,465,663	16,460,930	119,019,301
36 to 59 months	133,059,756	6,150,175	4,191,450	8,888,910	19,230,535	152,290,291
60+ months	828,217,092	28,151,445	17,669,195	30,836,341	76,656,981	904,874,073

TALs	158,737	50,553	37,596	1,032,552	1,120,701	1,279,438
Total gross loans	1,231,857,773	51,640,860	34,566,577	63,396,692	149,604,129	1,381,461,902
Unearned interest, insurance and fees	(327,330,320)	(8,969,250)	(9,101,669)	(16,042,909)	(34,113,828)	(361,444,148)
Total net loans	$904,527,453	$42,671,610	$25,464,908	$47,353,783	$115,490,301	$1,020,017,754

Percentage of period-end gross loans receivable		3.7%	2.5%	4.6%	10.8%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$55,572,691	$4,645,860	$4,784,273	$8,696,744	$18,126,877	$73,699,568
6 to 17 months	58,920,283	2,990,455	2,364,202	5,341,799	10,696,456	69,616,739
18 to 35 months	123,878,546	5,246,778	3,813,284	7,402,120	16,462,182	140,340,728
36 to 59 months	161,614,270	6,388,791	4,435,367	8,960,865	19,785,023	181,399,293
60+ months	738,238,289	21,881,920	13,909,202	25,674,509	61,465,631	799,703,920

TALs	7,441,661	4,942,757	—	4,590	4,947,347	12,389,008
Total gross loans	1,145,665,740	46,096,561	29,306,328	56,080,627	131,483,516	1,277,149,256
Unearned interest, insurance and fees	(296,584,056)	(7,544,366)	(7,936,622)	(14,681,092)	(30,162,080)	(326,746,136)
Total net loans	$849,081,684	$38,552,195	$21,369,706	$41,399,535	$101,321,436	$950,403,120

Percentage of period-end gross loans receivable		3.6%	2.3%	4.4%	10.3%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and nine months ended December 31, 2024 and 2023:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Customer Tenure
0 to 5 months	$(1,513,556)	$(1,364,409)	$(3,943,143)	$(3,910,003)
6 to 17 months	(802,513)	(779,642)	(2,201,034)	(2,653,697)
18 to 35 months	(789,715)	(949,250)	(2,378,004)	(2,612,375)
36 to 59 months	(829,641)	(1,068,613)	(2,553,282)	(3,214,245)
60+ months	(3,227,592)	(2,828,677)	(8,869,807)	(7,977,412)
Total	$(7,163,017)	$(6,990,591)	$(19,945,270)	$(20,367,732)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and nine months ended December 31, 2024 and 2023:

	Nonaccrual Loans Receivable
Customer Tenure	As of December 31, 2024	As of March 31, 2024	Interest Income Recognized for the three months ended December 31, 2024	Interest Income Recognized for the three months ended December 31, 2023	Interest Income Recognized for the nine months ended December 31, 2024	Interest Income Recognized for the nine months ended December 31, 2023
0 to 5 months	$14,404,816	$13,971,062	$152,639	$197,470	$521,894	$769,418
6 to 17 months	9,047,425	8,507,503	217,517	319,474	661,265	1,168,253
18 to 35 months	11,964,366	12,569,729	346,761	396,720	1,057,869	1,249,102
36 to 59 months	13,915,169	15,250,596	402,275	547,608	1,315,569	1,728,965
60+ months	51,333,978	45,091,589	1,507,229	1,497,757	4,463,586	4,785,842
Unearned interest, insurance and fees	(26,362,491)	(24,643,778)	—	—	—	—
Total	$74,303,263	$70,746,701	$2,626,421	$2,959,029	$8,020,183	$9,701,580

As of December 31, 2024 and March 31, 2024, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

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

As of December 31, 2024 and 2023, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2024 and 2023:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Lease Cost
Operating lease cost	$6,387,738	$6,163,762	$18,846,686	$19,000,163
Variable lease cost	940,465	888,119	2,949,878	2,808,845
Total lease cost	$7,328,203	$7,051,881	$21,796,564	$21,809,008

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2024 and 2023:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,301,091	$6,265,527	$18,884,883	$18,965,468
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,247,250	$4,568,169	$13,812,021	$13,560,648
Weighted average remaining lease term — operating leases	6.5 years	6.9 years	6.5 years	6.9 years
Weighted-average discount rate — operating leases	6.8%	6.3%	6.8%	6.3%

The aggregate annual lease obligations as of December 31, 2024 are as follows:

Operating Leases
Remainder of 2025	$6,160,520
2026	22,367,057
2027	17,961,935
2028	14,520,255
2029	10,573,915
Thereafter	29,343,439
Total undiscounted lease liability	$100,927,121
Imputed interest	19,719,824
Total discounted lease liability	$81,207,297

The Company had no leases with related parties as of December 31, 2024 or March 31, 2024.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Basic:
Weighted average common shares outstanding (denominator)	5,436,688	5,772,503	5,461,990	5,775,108

Diluted:
Weighted average common shares outstanding	5,436,688	5,772,503	5,461,990	5,775,108
Dilutive potential common shares	27,529	87,614	64,794	121,608
Weighted average diluted shares outstanding (denominator)	5,464,217	5,860,117	5,526,784	5,896,716

Options to purchase 246,111 and 291,826 shares of common stock at various prices were outstanding during the three months ended December 31, 2024 and 2023, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Options to purchase 250,034 and 299,904 shares of common stock at various prices were outstanding during the nine months ended December 31, 2024 and 2023, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan and the 2017 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum term of 10 years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At December 31, 2024, there were a total of 187,020 shares of common stock remaining available for grant under the 2017 Plan.

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

2018 Long-term Incentive Program and Non-Employee Director Awards

On October 15, 2018, the Compensation Committee and Board of Directors approved and adopted a long-term incentive program that seeks to motivate and reward certain employees and to align management’s interest with shareholders’ interest by focusing executives on the achievement of long-term results. The program is comprised of four components: Service Options, Performance Options, Restricted Stock, and Performance Shares.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares will vest, if at all, based on the achievement of two trailing EPS performance targets established by the Compensation Committee that are based on EPS (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the 2018 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

The Performance Options will fully vest if the Company attains the trailing EPS target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 as described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the 2018 Performance Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options have a 10-year term. The Performance Option performance target is set forth below.

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

2024 Long-term Incentive Program and Non-Employee Director Awards

On December 18, 2024, the Compensation Committee and Board of Directors approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2017 Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Restricted Stock to certain non-employee directors of the Company.

Up to 100% of the shares of restricted stock subject to the Performance Shares will vest, if at all, based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Share Measurement Period, for which achievement must be certified by the Compensation Committee. The Performance Shares are eligible to vest over the 2024 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2024 Performance Share Measurement Period or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

The Restricted Stock awards fully vest on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through the vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

The Service Options vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Service Options have a 10-year term.

Up to 100% of the Performance Options will vest, if at all, based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Option Measurement Period, for which achievement must be certified by the Compensation Committee. The Performance Options typically vest in three equal annual installments, beginning on January 30, 2026, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options have a 10-year term.

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended December 31, 2024 and 2023 was $58.29 and $68.52, respectively. The weighted-average fair value at the grant date for options issued during the nine months ended December 31, 2024 and 2023 was $58.29 and $69.00, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Dividend yield	—%	—%	—%	—%
Expected volatility	59.53%	62.54%	59.53%	62.55%
Average risk-free rate	4.39%	4.70%	4.39%	4.69%
Expected life	4.5 years	4.6 years	4.5 years	4.6 years

Option activity for the nine months ended December 31, 2024 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	267,947		$105.77
Granted during period	38,661		111.68
Exercised during period	(20,310)		92.64
Forfeited during period	(8,212)		102.62
Expired during period	(1,549)		206.52
Options outstanding, end of period	276,537	[2]	$107.09	5.1 years	$2,850,363
Options exercisable, end of period	131,659		$110.58	4.6 years	$1,594,728

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2024 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of December 31, 2024. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three and nine month periods ended December 31, 2024 and 2023 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023

Intrinsic value of options exercised	$215,599	$369,543	$732,318	$810,853
Tax benefit of options exercised	52,822	90,538	179,418	198,659

The total fair value of stock options vested during the nine months ended December 31, 2024 was $2,120,670. As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.9 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

2 Of the 276,537 options outstanding, 16,453 are not yet exercisable based solely on fulfilling a service condition and another 128,425 are not yet exercisable based solely on fulfilling performance conditions.

Restricted Stock

During the first nine months of fiscal 2025, the Company granted 71,186 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors with a grant date weighted average fair value of $111.64 per share.

During fiscal 2024, the Company granted 3,993 shares of restricted stock (which are equity classified) to certain vice presidents and senior vice presidents with a grant date weighted average fair value of $120.12 per share.

The total fair value of restricted stock vested during the nine months ended December 31, 2024 was $7,293,854. As of December 31, 2024, there was approximately $7.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.0 year based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2024, and changes during the nine months ended December 31, 2024, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2024	388,577	$101.18
Granted during the period	71,186	111.64
Vested during the period	(62,577)	104.08
Forfeited during the period	(44,566)	100.37
Outstanding at December 31, 2024	352,620	$102.88

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and nine month periods ended December 31, 2024 and 2023 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Stock-based compensation related to equity classified awards:
Stock-based compensation (reversal) related to stock options[3]	$85,640	$189,582	$323,140	$(3,871,348)
Stock-based compensation (reversal) related to restricted stock[4]	363,626	(690,699)	(18,886,571)	1,475,151
Total stock-based compensation (reversal) related to equity classified awards	$449,266	$(501,117)	$(18,563,431)	$(2,396,197)

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

3 The $(3,871,348) for the nine months ended December 31, 2023 represents the reversal of $4.9 million in previously recognized stock-based compensation related to the Performance Options and $0.4 million in forfeiture credit, offset by $1.4 million in current period expense.
4 The $(18,886,570) for the nine months ended December 31, 2024 represents the reversal of $18.5 million in previously recognized stock-based compensation related to the $20.45 Performance Shares and $1.8 million in forfeiture credit, offset by $1.4 million in current period expense. The $(690,699) for the three months ended December 31, 2023 represents $1.4 million in forfeiture credit, offset by $0.7 million in current period expense.

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
	2024	2023
Acquisitions:
Number of loan portfolios acquired through asset purchases	6	—

Purchase price	$18,947,294	$—

Tangible assets:
Loans receivable, net	18,812,693	—
Purchase price amount over carrying value of net tangible assets	$134,601	$—

Customer lists	$127,995	$—
Non-compete agreements	$6,606	$—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. Any remaining benefit is recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and is amortized over the life of loans receivable acquired. During the nine months ended December 31, 2024, the Company recorded a $1.0 million discount on loans acquired in asset purchases.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the nine months ended December 31, 2024 and 2023.

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

NOTE 9 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(47,593,700)	$8,264,915	$55,730,620	$(44,796,996)	$10,933,624
Non-compete agreements	10,534,749	(10,498,178)	36,571	10,528,143	(10,392,034)	136,109
Total	$66,393,364	$(58,091,878)	$8,301,486	$66,258,763	$(55,189,030)	$11,069,733

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $0.9 million for the remainder of 2025; $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; and an aggregate of $0.2 million for the years thereafter.

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At December 31, 2024, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At December 31, 2024, $335.9 million was outstanding under the Company's credit facility, not including $725.8 thousand in outstanding standby letters of credit, which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of December 31, 2024. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.2 million and $1.3 million for the nine months ended December 31, 2024 and 2023, respectively.

For the nine months ended December 31, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 9.7% annualized and 9.9%, respectively. At December 31, 2024, the unused amount available under the revolving credit facility was $243.3 million and borrowings under the revolving credit facility mature on June 7, 2026.

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

During the nine months ended December 31, 2024, the Company repurchased and extinguished $49.3 million of its Notes, net of $0.4 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $48.1 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

For the three months ended December 31, 2024 and 2023, the Company recognized a $50.0 thousand loss and a $0.6 million gain on extinguishment, respectively. For each of the the nine months ended December 31, 2024 and 2023, the Company recognized a $1.2 million gain on extinguishment. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at December 31, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2025	$—
2026	—
2027	561,249,020
2028	—
2029	—
Thereafter	—
Total future debt payments	$561,249,020

NOTE 11 – INCOME TAXES

As of December 31, 2024 and March 31, 2024, the Company had $1.1 million of total gross unrecognized tax benefits including interest. Approximately $0.8 million represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2024, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $327.9 thousand accrued for gross interest as of December 31, 2024, and accrued $10.9 thousand during the nine months ended December 31, 2024.

Investment in HTC was $18.7 million and $24.8 million as of December 31, 2024 and March 31, 2024, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $4.2 million and $1.2 million during the three months ended December 31, 2024 and 2023, respectively, and $12.4 million and $3.2 million during the nine months ended December 31, 2024 and 2023, respectively, in income tax expense. The Company recognized tax benefits from these investments of $4.3 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively, and $13.6 million and $3.6 million for the nine months ended December 31, 2024 and 2023, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

The Company is subject to U.S. income taxes, as well as taxes in various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021, although carryforward attributes that were generated prior to 2021 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

The Company’s effective income tax rate increased to 16.4% for the three months ended December 31, 2024 compared to 14.6% for the prior year quarter. The increase is primarily due to the effects of provision to return adjustments treated as discrete items in the prior year quarter, which were partially offset by pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including pursuant to policies of the new U.S. administration; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory examinations, proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s amended revolving credit facility or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Gross loans receivable	$1,381,462	$1,400,622	$1,381,462	$1,400,622
Average gross loans receivable (1)	1,336,375	1,383,194	1,299,519	1,388,752
Net loans receivable (2)	1,020,018	1,028,311	1,020,018	1,028,311
Average net loans receivable (3)	987,833	1,014,113	961,767	1,015,237

Expenses as a percentage of total revenue:
Provision for credit losses	31.8%	29.5%	34.1%	30.8%
General and administrative	48.5%	47.8%	43.8%	47.6%
Interest expense	8.1%	8.5%	7.9%	8.8%
Operating income as a % of total revenue (4)	19.7%	22.7%	22.1%	21.6%

Loan volume (5)	$777,197	$744,193	$2,161,632	$2,133,642

Net charge-offs as percent of average net loans receivable on an annualized basis	17.2%	19.1%	17.1%	17.4%

Return on average assets (trailing 12 months)	7.5%	6.0%	7.5%	6.0%

Return on average equity (trailing 12 months)	19.2%	17.3%	19.2%	17.3%

Branches opened or acquired (merged or closed), net	(10)	(1)	(13)	(21)

Branches open (at period end)	1,035	1,052	1,035	1,052
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

Comparison of three months ended December 31, 2024 versus three months ended December 31, 2023

Gross loans outstanding decreased to $1.38 billion as of December 31, 2024, a 1.4% decrease from the $1.40 billion of gross loans outstanding as of December 31, 2023. During the most recent quarter, gross loans outstanding increased sequentially 6.6%, or $85.6 million, from $1.30 billion as of September 30, 2024, compared to an increase of 1.5%, or $21.1 million, in the comparable quarter of the prior year. During the most recent quarter, we saw improvement in borrowing from new, former and existing customers compared to the same quarter of fiscal year 2024. Specifically, new, former and refinance loan customer volume during the quarter increased 22.6%, 13.9% and 1.5%, respectively, compared to the same quarter of fiscal year 2024. Our customer base increased by 3.7% during the twelve-month period ended December 31, 2024, compared to a decrease of 2.4% for the comparable period ended December 31, 2023. During the three months ended December 31, 2024 our unique borrowers increased by 6.2% compared to an increase of 2.4% during the three months ended December 31, 2023. We continued to improve the gross yield to expected loss ratio for all new, former and refinance customer originations and will continue to monitor performance indicators and intend to adjust underwriting accordingly.

Net income for the three months ended December 31, 2024 decreased to $13.4 million, a 19.7% decrease from net income of $16.7 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $3.9 million, or 12.5%, compared to the same period of the prior year.

Revenues for the three months ended December 31, 2024 increased by $0.9 million, or 0.6%, to $138.6 million from $137.7 million for the same period of the prior year. Interest and fee income for the three months ended December 31, 2024 increased by $3.7 million, or 3.1%, from the same period of the prior year mostly due to an increase in interest yields.

Insurance and other income for the three months ended December 31, 2024 decreased by $2.8 million, or 14.9%, from the same period of the prior year. Insurance income decreased by approximately $2.0 million, or 14.1%, during the three months ended December 31, 2024 when compared to the three months ended December 31, 2023. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. The large loan portfolio decreased from 55.2% of the overall portfolio as of December 31, 2023, to 48.2% as of December 31, 2024. Other income decreased by $0.8 million primarily due to lower motor club sales driven by fewer large loan customers.

The provision for credit losses increased $3.5 million, or 8.5%, to $44.1 million from $40.6 million when comparing the third quarter of fiscal 2025 to the third quarter of fiscal 2024. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q3 FY 2025	Q3 FY 2024	Difference	Reconciliation
Beginning Allowance - September 30	$114.4	$128.9	$(14.5)
Change due to Growth	$7.6	$2.0	$5.6	$5.6
Change due to Expected Loss Rate on Performing Loans	$(5.6)	$(10.0)	$4.4	$4.4
Change due to 90 day past due	$(0.3)	$0.2	$(0.5)	$(0.5)
Ending Allowance - December 31	$116.1	$121.1	$(5.0)	$9.5
Net Charge-offs	$42.4	$48.4	$(6.0)	$(6.0)
Provision	$44.1	$40.6	$3.5	$3.5
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).

The provision was negatively impacted by loan growth and a smaller decrease in expected loss rates during the quarter. Specifically, expected loss rates were negatively impacted by an increase in our 0-5 month customers, our riskiest customers, as a percentage of the portfolio during the current quarter.

Net charge-offs for the quarter decreased $6.0 million, from $48.4 million in the third quarter of fiscal 2024 to $42.4 million in the third quarter of fiscal 2025. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased from 19.1% in the third quarter of fiscal 2024 to 17.2% in the third quarter of fiscal 2025.

The Company's allowance for credit losses as a percentage of net loans was 11.4% at December 31, 2024 compared to 11.8% at December 31, 2023. Accounts that were 61 days or more past due on a recency basis decreased to 5.7% at December 31, 2024 compared to 5.8% at December 31, 2023.

We experienced an improvement in recency delinquency on accounts at least 90 days past due, improving from 3.7% at December 31, 2023, to 3.4% at December 31, 2024.

G&A expenses for the three months ended December 31, 2024 increased by $1.3 million, or 2.0%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 47.8% during the three months ended December 31, 2023 to 48.5% during the three months ended December 31, 2024. G&A expenses per average open branch increased by 3.3% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $41.1 million for the three months ended December 31, 2024, a $1.2 million, or 3.0%, increase over the three months ended December 31, 2023. Salary expense increased approximately $0.4 million, or 1.1%, during the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. Our headcount as of December 31, 2024, decreased 3.1% compared to December 31, 2023. Benefit expense decreased approximately $0.7 million, or 8.8%, when comparing the quarterly periods ended December 31, 2024 and 2023. Incentive expense increased $1.9 million in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The increase in incentive expense is mostly due to an increase in bonuses paid.

Occupancy and equipment expense totaled $12.3 million for the three months ended December 31, 2024, a $0.2 million, or 1.7%, increase over the three months ended December 31, 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period.

Advertising expense increased $0.7 million, or 19.5%, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $0.9 million for the three months ended December 31, 2024, a $0.1 million, or 10.7%, decrease over the three months ended December 31, 2023.

Other expense totaled $8.5 million for the three months ended December 31, 2024, a $0.7 million, or 7.5%, decrease over the three months ended December 31, 2023.
Interest expense for the three months ended December 31, 2024 decreased by $0.4 million, or 3.4%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 5.8% decrease in the average debt outstanding from $567.1 million to $534.0 million and a 2.4% decrease in the effective interest rate from 8.6% to 8.4%. The Company’s debt-to-equity ratio decreased from 1.4:1 at December 31, 2023 to 1.3:1 at December 31, 2024. The Company repurchased and extinguished $15.6 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $15.6 million during the third quarter of fiscal 2025.

Other key return ratios for the three months ended December 31, 2024 included a 7.5% return on average assets and a return on average equity of 19.2% (both on a trailing 12-month basis), as compared to a 6.0% return on average assets and a return on average equity of 17.3% (both on a trailing 12-month basis) for the three months ended December 31, 2023.

The Company’s effective income tax rate increased to 16.4% for the three months ended December 31, 2024 compared to 14.6% for the corresponding period of the previous year. The increase is primarily due to the effects of provision to return adjustments treated as discrete items in the prior year quarter, which were partially offset by pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m) and the recognition of additional HTCs when compared to the prior year.

Comparison of nine months ended December 31, 2024 versus nine months ended December 31, 2023

Gross loans outstanding decreased to $1.38 billion as of December 31, 2024, a 1.4% decrease from the $1.40 billion of gross loans outstanding as of December 31, 2023.

Net income for the nine months ended December 31, 2024 increased to $45.5 million from the $42.3 million net income reported for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $0.9 million, or 1.0%.

Revenues decreased by $14.4 million, or 3.5%, to $399.6 million during the nine months ended December 31, 2024 from $413.9 million for the same period of the prior year. The decrease was primarily due to a decrease in average net loans outstanding.

Interest and fee income for the nine months ended December 31, 2024 decreased by $4.8 million, or 1.4%, from the same period of the prior year. Net loans outstanding at December 31, 2024 decreased by 0.8% over the balance at December 31, 2023. Average net loans outstanding decreased by 5.3% for the nine months ended December 31, 2024 compared to the nine-month period ended December 31, 2023.

Insurance commissions and other income for the nine months ended December 31, 2024 decreased by $9.6 million, or 15.6%, from the same period of the prior year. Insurance commissions decreased by approximately $8.3 million, or 18.1%, during the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. Other income decreased by $1.3 million. Sales of our motor club product decreased by $2.0 million as sales opportunities decreased with lower originations. This decrease was offset by a $0.8 million increase in revenue from the Company's tax preparation.

The provision for credit losses increased $8.5 million, or 6.7%, to $136.2 million from $127.7 million when comparing the first three quarters of fiscal 2025 to the first three quarters of fiscal 2024. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 17.4% in the first three quarters of fiscal 2024 to 17.1% in the first three quarters of fiscal 2025.

G&A expenses for the nine months ended December 31, 2024 decreased by $22.0 million, or 11.2%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 47.6% during the first nine months of fiscal 2024 to 43.8% during the first nine months of fiscal 2025. G&A expenses per average open branch decreased by 10.1% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $99.8 million for the nine months ended December 31, 2024, a $20.3 million, or 16.9%, decrease over the nine months ended December 31, 2023. Salary expense decreased approximately $0.4 million, or 0.5%, when comparing the nine month periods ended December 31, 2024 and 2023. Our headcount as of December 31, 2024, decreased 3.1% compared to December 31, 2023. Benefit expense decreased approximately $2.7 million, or 10.7%, when comparing the nine month periods ended December 31, 2024 and 2023. Incentive expense decreased $16.2 million, mostly due to the $18.5 million reversal of the expense associated with the $20.45 Performance Shares during the second quarter of fiscal 2025.

Occupancy and equipment expense totaled $36.8 million for the nine months ended December 31, 2024, a $0.3 million, or 0.9%, decrease over the nine months ended December 31, 2023. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period.

Advertising expense totaled $8.9 million for the nine months ended December 31, 2024, a $0.2 million, or 2.4%, increase over the nine months ended December 31, 2023 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $2.9 million for the nine months ended December 31, 2024, a $0.3 million, or 8.8%, decrease over the nine months ended December 31, 2023.

Other expense totaled $26.6 million for the nine months ended December 31, 2024, a $1.3 million, or 4.5% decrease over the nine months ended December 31, 2023.

Interest expense for the nine months ended December 31, 2024 decreased by $5.0 million, or 13.6%, from the corresponding nine months of the previous year. The decrease in interest expense was due to a 12.6% decrease in the average debt outstanding, from $581.0 million to $507.5 million. The Company repurchased and extinguished $49.3 million of its Notes, net of $0.4 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $48.1 million, during the nine months ended December 31, 2024.

Other key return ratios for the first nine months of fiscal 2025 included a 7.5% return on average assets and a return on average equity of 19.2% (both on a trailing 12-month basis), as compared to a 6.0% return on average assets and a return on average equity of 17.3% (both on a trailing 12-month basis) for the first nine months of fiscal 2024.

The Company’s effective income tax rate increased to 20.1% for the nine months ended December 31, 2024 compared to 19.9% for the corresponding period of the previous year. The effective tax rate remained substantially unchanged from the prior year with the slight increase related to provision adjustments recorded as discrete items in the prior year.

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

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. The payment requirements were scheduled to take effect in June 2022. However, on October 19, 2022, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit ruled, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, that the funding mechanism for the CFPB violates the appropriations clause of the U.S. Constitution, and as a result, vacated the Rule. On October 3, 2023, the U.S. Supreme Court held oral argument to decide the constitutionality of the CFPB's funding mechanism. On May 16, 2024, the Supreme Court held that the funding mechanism for the CFPB complies with the appropriations clause of the U.S. Constitution, reversing the judgment of the Court of Appeals, and remanding the cause for further proceedings. In June 2024, the CFPB announced that the Rule would go into effect on March 30, 2025. Such regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2024 was $163.2 million.

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

During the nine months ended December 31, 2024, the Company repurchased and extinguished $49.3 million of its Notes, net of $0.4 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $48.1 million.

During fiscal 2024, the Company repurchased and extinguished $15.7 million of its Notes, net of $0.2 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $14.1 million.

The Company recognized a $50.0 thousand loss and a $0.5 million gain on extinguishment during the three months ended December 31, 2024 and 2023, respectively. For each of the nine months ended December 31, 2024 and 2023, the Company recognized a $1.2 million gain on extinguishment. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of December 31, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $32.2 million of shares under the terms of our debt facilities (subject to further board approval). Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes $725.8 thousand in outstanding standby letters of credit.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At December 31, 2024, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $725.8 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $425.8 thousand related to the Company's investment in captive insurance expiring on April 12, 2025. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation is equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the nine months ended December 31, 2024 and fiscal year ended March 31, 2024, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 9.7% annualized and 9.9%, respectively. At December 31, 2024, the unused amount available under the revolving credit facility was $243.3 million. Borrowings under the revolving credit facility mature on June 7, 2026.

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

The Company was in compliance with these covenants at December 31, 2024 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of December 31, 2024, the Company's debt outstanding was $559.9 million, net of $1.4 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $428.2 million resulting in a debt-to-equity ratio of 1.3:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Share Repurchase Program

On May 15, 2024, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2024, the Company had $9.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2024, subject to further approval from our Board of Directors, we could repurchase approximately $32.2 million of shares under the terms of our debt facilities (subject to further board approval). To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $335.9 million at December 31, 2024. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's revolving credit facility at December 31, 2024, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.4 million on an annual basis.

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

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of December 31, 2024 the Company had $9.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2024:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2024	—	$—	—	$10,001,742
November 1 through November 30, 2024	—	—	—	10,001,742
December 1 through December 31, 2024	9,465	110.5	9,465	8,955,896
Total for the quarter	9,465	$110.50	9,465

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers or directors entered into, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2024, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and December 31, 2023;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2024 and December 31, 2023;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and December 31, 2023; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 6, 2025