Form 10-K
period 2025-03-31
WORLD ACCEPTANCE CORP
filed 2025-05-22
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2024, computed by reference to the closing sale price on such date, was $417,974,589. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 19, 2025, 5,307,307 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2025 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including Consolidated Financial Statements and related notes.

Term	Definition
$16.35 Performance Shares	Performance shares associated with the $16.35 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
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
The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Options are eligible to vest, following certification by the Compensation Committee of achievement

2024 Performance Share Measurement Period
The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement

$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of months since a customer was first serviced by the Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
NIST CSF	National Institute of Standards and Technology Cybersecurity Framework
NB	New Borrower
Notes	$300 million in aggregate principal amount of 7.0% senior unsecured notes due 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
ROU	Right-of-use
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002

SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2025. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2026” are to the Company’s fiscal year ending March 31, 2026; all references in this report to "fiscal 2025" are to the Company's fiscal year ended March 31, 2025; all references to “fiscal 2024” are to the Company’s fiscal year ended March 31, 2024; all references to “fiscal 2023” are to the Company’s fiscal year ended March 31, 2023; all references to "fiscal 2022" are to the Company's fiscal year ended March 31, 2022; all references to "fiscal 2021" are to the Company's fiscal year ended March 31, 2021; all references to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; and all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018.

PART I.

Item 1.	Description of Business

General. The Company, which has continuously operated since July 1962, is one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers traditional installment loans generally between $400 and $5,000, with the average loan origination being $1,975 in fiscal 2025. The Company operates 1,024 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2025. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

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

Branch Expansion and Consolidation. As of March 31, 2025, the Company had 1,024 branches in 16 states, with over 100 branches located in each of Texas and Georgia. During fiscal 2025, the Company acquired 3 new branches through asset acquisitions and merged 27 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2026, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans. We primarily offer pre-computed and interest bearing consumer installment loans with interest and fee income from such loans accounting for 82.3%, 81.7%, and 82.4% of our total revenues in fiscal years 2025, 2024, and 2023, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 14 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2025:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$150	$2,450	4	33
Large loans	$2,500	$25,200	9	60
_______________________________________________________
(1) Gross loan net of finance charges.

Specific allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2025, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

	Amount	Percentage of total gross loans receivable
0 to 36%	$512,152,059	41.8%
Greater than 36%	713,483,859	58.2%
	$1,225,635,918	100.0%

The average annual percentage rate of our portfolio was 50.3% as of March 31, 2025.

Insurance Related Operations. The Company, as an agent for an unaffiliated insurance company, markets and sells credit life, credit accident and health, credit property and auto, unemployment, and accidental death and dismemberment insurance in connection with its loans in selected states where the sale of such insurance is permitted by law. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of death. The Company offers credit insurance for all loans originated in Georgia, Indiana, Kentucky, Louisiana, Mississippi and South Carolina, and on a more limited basis in Alabama, Idaho, Oklahoma, Tennessee, Texas and Utah. Customers in those states typically obtain such credit insurance through the Company. Charges for such credit insurance are made at filed, authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws. In the sale of insurance policies, the Company, as an agent, writes policies only within limitations established by its agency contracts with the insurer. The Company does not sell credit insurance to non-borrowers. These insurance policies provide for the payment of the outstanding balance of the Company's loan upon the occurrence of an insured event. The Company earns a commission on the sale of such credit insurance, which, for most products, is directly impacted by the claims experience of the insurance company on policies sold on its behalf by the Company. In states where commissions on certain products are capped, the commission earned is not directly impacted by the claims experience.

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2025, the captive insurance subsidiary reinsured approximately 11.2% of the credit insurance sold by the Company and contributed approximately $2.4 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2025:

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

Non-Filing Insurance. Non-filing insurance premiums are charged to customers where allowed by state law in lieu of recording and perfecting the Company's security interest in the assets pledged. In the event of default, rather than exercising rights in a lien as a lender might otherwise do, the insured can file a claim with the insurer for reimbursement. Non-filing insurance premiums are equal in aggregate amount to the premiums paid by the Company and are passed through to a third-party insurance company. Certain losses related to such loans, which are not recoverable through life, accident and health, property, or unemployment insurance claims, are reimbursed through non-filing insurance claims subject to policy limitations. The Company does not profit from the purchase of non-filing insurance other than through an offset to its charge-offs.

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

Tax Preparation Services and Advances. The Company also offers income tax return preparation and electronic filing services. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 82,000, 83,000 and 75,000 returns in fiscal years 2025, 2024, and 2023, respectively. Net revenue generated by the Company from this program during fiscal 2025, 2024, and 2023 amounted to approximately $37.2 million, $29.5 million, and $24.0 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan which is generally a percentage of the anticipated tax refund amount. The Company believes that this is a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2025:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	$500	$7,000	8	35

Loan Receivables. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2016 through 2025:

	At March 31,
State	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Alabama	6%	6%	6%	7%	6%	5%	5%	5%	4%	6%
Georgia	12	12	13	13	13	13	13	14	15	13
Idaho (1)	1	1	1	1	1	1	1	—	—	—
Illinois	10	10	10	10	8	8	7	7	7	7
Indiana	2	3	2	3	2	2	2	2	2	1
Kentucky	6	6	6	6	7	8	8	9	10	10
Louisiana	4	4	4	3	3	3	3	2	2	2
Mississippi	2	2	2	2	2	1	1	1	1	—
Missouri	7	7	7	7	8	8	7	7	7	8
New Mexico	5	5	4	2	2	2	2	2	2	2
Oklahoma	6	6	6	6	6	6	7	7	7	8
South Carolina	8	7	8	8	10	10	9	10	11	10
Tennessee	8	9	9	10	11	11	12	13	13	13
Texas	21	20	20	20	19	19	21	19	18	19
Utah (2)	1	1	1	1	1	1	—	—	—	—
Wisconsin	1	1	1	1	1	2	2	2	1	1
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Utah in October 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2025:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	50,756	$1,514	$76,831
Georgia	85,242	1,644	140,116
Idaho	6,015	1,521	9,151
Illinois	46,850	2,673	125,219
Indiana	19,922	1,456	29,016
Kentucky	43,944	1,737	76,341
Louisiana	30,948	1,721	53,271
Mississippi	22,580	1,277	28,835
Missouri	30,770	2,626	80,799
New Mexico	32,682	1,956	63,933
Oklahoma	37,089	1,808	67,056
South Carolina	50,969	1,931	98,424
Tennessee	53,959	1,885	101,711
Texas	171,567	1,507	258,524
Utah	4,157	1,696	7,052
Wisconsin	6,106	1,532	9,357
Total	693,556	$1,767	$1,225,636

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

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2025, 2024, and 2023, the percentages of the Company's loan originations that were refinancings of existing loans were 65.7%, 67.3%, and 71.4%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the delinquent loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.0%, 1.3%, and 1.4% of the Company’s loan volume in fiscal 2025, 2024, and 2023, respectively.

Approximately 17.7%, 18.8%, and 16.9% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2025, 2024, and 2023, respectively.

Collection Operations. To reduce late payment risk, local branch staff encourage customers to inform the Company in advance of expected payment problems. Delinquent customers are promptly contacted following any payment due date through phone calls, letters, emails, or texts until payment is received or some other resolution is reached. The Company also has a centralized collections team that primarily focuses on customers who have become more than 90 days past due on a recency basis. In Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, Utah, and Wisconsin, the Company is permitted under state laws to garnish customers' wages, within certain circumstances, for repayment of loans, but the Company does not otherwise generally resort to litigation for collection purposes and only attempts to foreclose on collateral in limited cases.

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

Advertising. The Company actively advertises through direct mail, digital platforms, email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 1.8%, 1.7%, and 1.0% in fiscal 2025, 2024, and 2023, respectively.

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

Human Capital Resources

Our Mission. At World Acceptance Corporation, our employees create possibilities by embracing our mission to partner with customers to unlock their financial good. Creating a culture of opportunity for our employees is key to supporting this mission.

Our Employees. As a people-focused finance company, we value our employees by investing in competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication. We strive to build and maintain a high-performing culture and believe in operating by strong values.

We value feedback from our employees and participate in an annual engagement survey that resulted in being named by Energage as a Top Workplaces USA winner in 2024, 2023, 2022, and 2021.

During fiscal 2025, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2025, we employed 2,838 full and part-time employees, approximately 260 of whom were corporate employees located in our main corporate office in Greenville, South Carolina and approximately 2,600 of whom were branch-based employees located in 16 states throughout the United States. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to an inclusive workplace where our employees can thrive and achieve their potential, we focus on understanding, accepting, and valuing each of our employees.

As of March 31, 2025, our employees had the following gender, race and ethnicity demographics:

Gender - All Employees
Female	85.44%
Male	14.52%
Not provided	0.04%

Race/Ethnicity - All Employees
White	53.88%
Hispanic or Latino	19.66%
Black or African American	16.21%
Other Race/Ethnicity	3.80%
Not provided	6.45%

Total Rewards. We provide a comprehensive suite of benefits designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, and flexible spending accounts
•A 401(k) Plan (with an employer matching contribution)
•Company-paid basic life insurance and long-term and short-term disability
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave
•Time off donation program for employees experiencing medical emergencies
•Financial assistance program for employees impacted by natural disasters
•Dependent Scholarship Program

Training and Development. We believe the development of our employees is key to our future success and are focused on delivering programs designed to increase our internal talent pools at all levels within the organization.

Information about our Executive Officers. The names and ages, positions, terms of office and periods of service of each of the Company's executive officers (and other business experience for executive officers who have served as such for less than five years) are set forth below.

Name and Age	Position	Period of Service as Executive Officer and Pre-Executive Officer Experience (if an Executive Officer for Less Than Five Years)

R. Chad Prashad (44)	President and Chief Executive Officer
•President and Chief Executive Officer since June 2018
•Senior Vice President, Chief Strategy & Analytics Officer from February 2018 to June 2018
•Vice President of Analytics from June 2014 to February 2018
•Senior Director of Strategy Development for Resurgent Capital Services (a consumer debt managing and servicing company) from 2013 to June 2014
•Director of Legal Strategy for Resurgent Capital Services from 2009 to 2013

John L. Calmes Jr. (45)	Executive Vice President, Chief Financial and Strategy Officer, and Treasurer
•Executive Vice President, Chief Financial and Strategy Officer and Treasurer since October 2018
•Senior Vice President, Chief Financial Officer and Treasurer from November 2015 to October 2018
•Vice President, Chief Financial Officer and Treasurer from December 2013 to November 2015
•Director of Finance - Corporate and Investment Banking Division of Bank of Tokyo-Mitsubishi UFJ in 2013
•Senior Manager of PricewaterhouseCoopers from 2011 to 2013; Manager of PricewaterhouseCoopers from 2008 to 2011.

D. Clinton Dyer (52)	Executive Vice President and Chief Branch Operations Officer
•Executive Vice President and Chief Branch Operations Officer since February 2018
•Executive Vice President of Branch Operations from September 2016 to February 2018
•Senior Vice President, Southeastern Division from November 2015 to September 2016
•Senior Vice President, Central Division from June 2005 to November 2015;
•Vice President, Operations –Tennessee and Kentucky from April 2002 to June 2005.

Luke J. Umstetter (45)	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
•Senior Vice President, Secretary and General Counsel since August 2018
•General Counsel and Chief Compliance Officer for Shellpoint Mortgage Servicing from December 2015 to August 2018
•General Counsel for Global Lending Services from May 2015 to December 2015;
•Managing Counsel for Resurgent Capital Services, June 2009 to May 2015.

A. Lindsay Caulder (49)	Senior Vice President, Human Resources
•Senior Vice President, Human Resources since October 2018
•Vice President, Human Resources from February 2016 to October 2018
•Divisional Vice President - Human Resources of Family Dollar Corporation, a nationwide variety retail chain, from 2012 to 2016
•Director - Learning and Talent Acquisition of Family Dollar Corporation from 2009-2012.

Jason E. Childers (50)	Senior Vice President, Information Technology
•Senior Vice President, Information Technology since October 2018
•Vice President of IT Strategic Solutions from April 2016 to October 2018
•Partner and Head of IT at Sabal Financial Group, LP from March 2009 until April 2016.

Scott McIntyre (48)	Senior Vice President, Accounting	•Senior Vice President of Accounting since October 2018 •Vice President of Accounting-US from June 2013 to October 2018 •Controller-US from June 2011 to June 2013.

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

Various legislative proposals addressing consumer credit transactions have been passed in recent years or are currently pending in the U.S. Congress. Congressional members continue to receive pressure from consumer activists and other industry opposition groups to adopt legislation to address various aspects of consumer credit transactions. The Dodd-Frank Act established the CFPB, which has sweeping regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders. The CFPB continues to engage in the announcement and implementation of various plans and initiatives generally in the area of consumer financial transactions. Some of these CFPB announced plans and initiatives, if implemented or continued, would directly affect certain loan products we currently offer and subject us to the CFPB’s supervisory authority. However, the CFPB has recently signaled that, under current leadership, it would take a less aggressive posture with respect to supervision and enforcement of regulated entities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters,” for more information regarding the CFPB's regulatory initiatives.

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

Available Information. The Company maintains a website, “www.LoansByWorld.com,” where interested persons will be able to access free of charge, among other information, the Company’s annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, as well as any amendments to these filings via a link to a third-party website. These documents are available for access as soon as reasonably practicable after we electronically file these documents with the SEC. The Company files these reports with the SEC via the SEC’s EDGAR filing system, and such reports also may be accessed via the SEC’s EDGAR database at www.sec.gov/edgar. Information included on or linked to our website is not incorporated by reference into this annual report.

Item 1A.	Risk Factors

Forward-Looking Statements

This annual report contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, as well as information currently available to management. Statements other than those of historical fact, including, but not limited to those identified by the use of words such as “anticipate,” “estimate,” “intend,” “plan,” “expect,” "project," “believe,” “may,” “will,” “should,” “would,” “could,” "continue," "forecast," "probable," and any variations of the foregoing and similar expressions, are forward-looking statements. Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual financial results, performance or financial condition may vary materially from those anticipated, estimated, expected or implied by any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Negative media coverage or public perception of consumer installment loans as predatory or abusive may materially impact our business performance, growth prospects, and financial condition.

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

Fluctuations in interest rates may negatively impact borrowing costs, profitability, and overall liquidity.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. In response to elevated inflation, the Federal Reserve Board increased interest rates on several occasions during calendar 2022 and 2023 and subsequently decreased rates in calendar 2024. The Federal Reserve Board has indicated that it could raise rates further, if deemed necessary, to combat continued inflation growth. The Federal Reserve Board has also expressed concern about stagflation.

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

The Company's lending activities risk the potential of borrower default, which may impact earnings and asset quality.

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

The Company's insurance operations face risks related to claims volatility, catastrophic events, underwriting performance, and reliance on a primary distribution channel.

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

If actual credit losses exceed projected estimates, the Company may be required to increase the provision, negatively impacting earnings and financial results.

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

A significant concentration of revenue in certain states increases exposure to regional economic, regulatory, or legislative changes that could adversely affect the Company.

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

Adverse economic conditions—such as inflation, unemployment, interest rate volatility, or reduced consumer spending may impair the Company's ability to execute business strategy and could materially impact it's financial position, operating results, and cash flows.

Uncertainty and deterioration in general economic conditions in the U.S. historically have created a difficult operating environment for consumer lending. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole. Many factors, including factors that are beyond our control, may impact our financial position, liquidity, and results of operations and depend on management’s ability to execute our business strategy. The U.S. economy is undergoing a period of significant uncertainty. These macro-economic factors include general inflation, tariffs and retaliatory tariffs, price increases, unemployment levels, housing markets, commodity prices, energy costs, volatile interest rates, natural disasters, acts of war and terrorism. Additionally, many of our customers are primarily non-prime borrowers, who have historically been more likely to be affected by adverse macro-economic factors than prime borrowers. Currently, due to a number of factors, the global economy is experiencing significant uncertainty with respect to trade and tariffs and the possibility that significant inflationary pressures will develop. We cannot predict the timing or the duration of any trade wars or retaliatory tariffs, inflation or downturn in the economy and we are not immune to the effects of general worldwide economic conditions. During an economic downturn or recession, demand for credit products often decreases and credit losses in the financial services industry generally increase. Additionally, during an economic downturn, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities.

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

The Company's ability to achieve growth objectives may be hindered by external factors such as regulatory changes, economic shifts, competitive pressure, or operational constraints beyond it's control.

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

Limited product and business diversification may expose the Company to greater earnings volatility and heighten sensitivity to external market or regulatory changes, compared to more diversified peers.

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

A decline in demand for products—combined with failure to adapt offerings or strategy—could negatively impact the business and operating results.
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

Failures or circumvention of loan underwriting, processing, or servicing policies may lead to credit losses or operational breakdowns that adversely impact results.

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

Intense market competition may pressure pricing, reduce market share, or impact profitability, potentially affecting our financial condition and liquidity.

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

A cyberattack, data breach, or technology failure—whether in the Company's systems or those of third-party vendors—could compromise customer data, disrupt operations, and result in financial loss, legal liability, and reputational harm.

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

Disruptions or outages in various information systems could impair business operations, delay services, and negatively affect customer experience and financial performance.

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

Slower adoption of new technologies compared to competitors may reduce competitiveness and adversely impact growth, financial condition, and liquidity.

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

Evolving data privacy laws may increase compliance and technology costs, potentially impacting financial results and operational efficiency.

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

Theft or misuse of physical customer or employee records at facilities could lead to data exposure, legal liability, and reputational damage.

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

Catastrophic events affecting the off-site data center, centralized IT functions, or critical third-party cloud infrastructure could disrupt operations and materially impact business continuity and financial performance.

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

A small number of shareholders may exert significant influence over matters requiring shareholder approval, which could result in decisions that conflict with the interests of other investors.

As of March 31, 2025, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 47.2% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Challenges in identifying, executing, or integrating acquisitions may lead to financial losses, operational disruption, or increased credit risk, adversely impacting results of operations.

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
Taking on additional debt or liabilities may heighten financial risk, reduce flexibility, and increase pressure on the ability to meet repayment terms or maintain favorable lending conditions.

We may incur a substantial amount of debt in the future. As of March 31, 2025, the Company's debt outstanding was $446.9 million, net of $1.0 million unamortized debt issuance costs related to the unsecured senior notes payable, and a total debt-to-equity ratio of approximately 1.0 to 1.0. The amount of debt we may incur in the future could have important consequences, including the following:

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

Although the terms of our revolving credit agreement contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2025, we had $316.7 million available for borrowing under our revolving credit agreement, subject to borrowing base limitations and other specified terms and conditions.

If cash flows are insufficient to meet debt obligations and operational needs, the Company may be required to restructure debt, reduce spending, or pursue alternative financing, which could impact financial stability.

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

Restrictions imposed by debt agreements may limit the Company’s ability to pursue certain strategic, operational, or financial activities, potentially constraining business flexibility.

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

Adverse conditions in U.S. or international capital markets may affect lending partners, increase funding costs, and reduce available liquidity, negatively impacting the Company’s financial position and operating results.

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

Risks Related to Legal Proceedings and Regulation

Adverse federal legislative or regulatory changes—or noncompliance with existing or future laws—could result in enforcement actions or require the Company to modify, suspend, or cease part or all of its operations.

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

The Company is no longer under the supervisory authority of the CFPB. However, regulations issued by the CFPB or investigations by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

In July 2010 the Dodd-Frank Act was enacted. The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the CFPB, an agency with sweeping regulatory and enforcement authority over consumer financial transactions. The CFPB’s rulemaking and enforcement authority extends to certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. Although the CFPB has not yet developed a “larger participant” rule that directly covers the Company’s installment lending business, the Company believes that the implementation of any such rules would likely bring the Company’s business under the CFPB’s direct supervisory authority. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it has begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB issued a public designation order setting forth its determination that the Company had met the legal requirements for supervision (the "Order"). Pursuant to the terms of the Order, the CFPB had supervisory authority over the Company until such time as the Order is terminated. Importantly, on May 12, 2025, the CFPB withdrew the Order, indicating that the CFPB "is shifting its supervisory priorities to focus on pressing threats to consumers" and that supervision of the Company "is not consistent with these priorities." Additionally, the CFPB has recently signaled that, under current leadership, it would take a less aggressive posture with respect to supervision and enforcement of regulated entities.

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

Litigation or regulatory actions—including challenges to arbitration provisions in customer agreements—may result in class actions, fines, penalties, or judgments that increase expenses and materially impact the Company’s business, financial condition, and operating results.

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

Unfavorable state legislation, executive orders, regulatory actions, or adverse legal outcomes may require the Company to cease, suspend, or modify operations in affected states, potentially resulting in material impacts to business, financial condition, and operating results.

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
Changes in local laws, ordinances, or regulatory interpretations may disrupt operations in specific jurisdictions, increase compliance costs, or limit the Company’s ability to offer certain products or services.
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
Defaults or force majeure events affecting key third-party vendors or service providers may disrupt operations, impair service delivery, and negatively impact the Company’s performance.

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
The decentralized nature of origination and servicing, including reliance on third parties, may increase the risk of inconsistent practices, reduced oversight, and misconduct—potentially resulting in monetary loss, legal liability, regulatory scrutiny, or reputational harm.

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

The sale of defaulted or charged-off loan accounts may expose the Company to increased regulatory scrutiny, reputational risk, and potential financial loss.

As part of our business, from time to time, we sell loans that are charged off. If we do not appropriately assess a debt buyer’s collection practices for compliance with laws and regulations, there is risk potential. Failure to appropriately select and manage debt buyers can lead to additional regulatory scrutiny, penalties and potentially limit our collection practices on certain debts. In addition, if we do not maintain and provide sufficient documentation of the loans sold, debt buyers may pursue collection without complete and accurate information, subjecting us to potential fines by regulators as well as repurchase risk from debt buyers.

General Risk Factors

Limitations in risk identification, assessment, or mitigation may weaken the Company’s risk management framework and expose the business to unexpected losses or compliance failures.

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

Significant turnover or instability within the senior management team may disrupt strategic execution, impact employee engagement, and adversely affect business performance.

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

The departure or replacement of key personnel—and challenges in attracting or retaining high-performing employees—may disrupt operations and negatively affect the Company’s business and financial results.

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

Changes in tax laws or regulations—or adverse interpretations or rulings by tax authorities—may increase the Company’s tax burden or negatively impact financial condition and operating results.

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

Negative public perception, media coverage, or stakeholder sentiment may damage the Company’s reputation, leading to reduced customer trust, regulatory scrutiny, or business disruption.

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

Failure to maintain effective controls and procedures may result in inaccurate financial reporting, regulatory consequences, or loss of investor confidence, potentially affecting operations, financial condition, and stock performance.

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

Frequent turnover among branch managers and staff may disrupt operations, increase staffing costs, and negatively impact customer experience, regulatory compliance, and the Company’s overall financial performance.

The annual turnover as of March 31, 2025 among our branch employees was approximately 47.4%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

The absence or reduction of dividend payments may decrease the Company’s attractiveness to income-focused investors and impact shareholder sentiment.

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

Broad stock market fluctuations—driven by economic, geopolitical, or investor sentiment factors—may materially impact the trading price of the Company’s common stock, regardless of Company performance.

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. Additionally, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for credit losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry; developments in domestic or international tariffs or trade agreements, disruption to the domestic financial services industry, the domestic or global economy, including inflationary pressures, or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Changes in accounting rules, regulations, or interpretations may materially affect the Company’s reported financial results and disclosures.

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

Inaccurate or revised assumptions and estimates used in financial reporting may adversely impact the Company’s reported operating results and financial condition.

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

Future issuance of additional common stock—whether for acquisitions, capital raises, or other purposes—may dilute existing shareholders and impact earnings per share.

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

We design and assess our program based on the NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

•training and awareness programs for employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;

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

Our Vice President of Information Security is responsible for overseeing the Company’s cybersecurity practices. He joined the Company in 2018 and has over 10 years of information security and cybersecurity experience. He has the relevant education and professional security certifications and trainings, including the Certified Information Systems Security Professional certification. In his role as Vice President of Information Security, he meets with the Audit and Compliance Committee and Board of Directors each quarter to discuss the Company's cybersecurity risk management program.

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

As of March 31, 2025, we had 1,024 branches, most of which are leased and are classified as operating leases. Our branch leases generally provide for an initial three-to-five-year term with renewal options. Our branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of approximately 1,600 square feet. We own all of the furniture, fixtures and computer terminals located in each of our branches.

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

Holders

As of May 19, 2025, there were 20 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

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

Issuer Purchases of Equity Securities

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of December 31, 2024, the Company had approximately $9.0 million in aggregate remaining repurchase capacity under that share repurchase program. On February 12, 2025, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. On February 18, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 162,712 shares for $24.0 million from Prescott Associates L.P. in a privately negotiated transaction. Prescott Associates L.P. is an affiliate of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 47.2% of the Company's common stock. The $147.50 price per share was based upon the prevailing market rate at the time, and the closing market rate at February 18, 2025 was $147.16.

As of March 31, 2025, the Company had $0.4 million in aggregate remaining repurchase capacity under such share repurchase program, and on April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under this prior repurchase authorization. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Company's debt agreements, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2025:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2025	42,849	$118.84	—	$3,863,868
February 1 through February 28, 2025	183,136	146.93	—	380,306
March 1 through March 31, 2025	—	—	—	380,306
Total for the quarter	225,985	$141.60	—

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

400
300
200
100
0
Index Value
2020
2021
2022
2023
2024
2025
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2021, gross loans receivable have increased at a 2.63% annual compounded rate from $1.10 billion to $1.23 billion at March 31, 2025. We believe we were able to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 82,000, 83,000, and 75,000 returns in each of the fiscal years 2025, 2024, and 2023, respectively. Revenues from the Company’s tax preparation business in fiscal 2025 amounted to approximately $37.2 million, a 26.0% increase over the $29.5 million earned during fiscal 2024.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Balance Sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2025	2024	2023
	(Dollars in thousands)
Gross loans receivable	$1,225,636	$1,277,149	$1,390,016
Average gross loans receivable (1)	$1,300,782	$1,378,329	$1,555,655
Net loans receivable (2)	$916,316	$950,403	$1,013,341
Average net loans receivable (3)	$965,331	$1,012,544	$1,133,051

Expenses as a percentage of total revenue:
Provision for credit losses	30.0%	27.4%	42.1%
General and administrative	42.7%	46.9%	45.3%
Interest expense	7.6%	8.4%	8.2%
Operating income as a % of total revenue (4)	27.4%	25.8%	12.6%

Loan volume (5)	2,714,988	2,758,260	3,078,672

Net charge-offs as percent of average net loans receivable	17.5%	17.7%	23.7%

Return on average assets (trailing 12 months)	8.5%	7.0%	1.7%

Return on average equity (trailing 12 months)	21.0%	19.1%	5.8%

Branches opened or acquired (merged or closed), net	(24)	(25)	(94)

Branches open (at period end)	1,024	1,048	1,073
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

Comparison of Fiscal 2025 Versus Fiscal 2024

Net income for fiscal 2025 was $89.7 million, a 16.0% increase from the $77.3 million earned during fiscal 2024. The increase in net income was primarily due to a $17.9 million decrease in personnel incentive expense, primarily due to the reversal of previously recognized stock-based compensation expense as discussed below.

Operating income (revenues less provision for credit losses and general and administrative expenses) during fiscal 2025 increased $7.1 million.

Total revenues decreased $8.4 million, or 1.5%, to $564.8 million in fiscal 2025, from $573.2 million in fiscal 2024. At March 31, 2025, the Company had 1,024 branches in operation, a decrease of 24 branches from March 31, 2024.

Interest and fee income during fiscal 2025 decreased by $3.4 million, or 0.7%, from fiscal 2024. The decrease was primarily due to a decrease in average net loans receivable, which decreased 4.7% during fiscal 2025 compared to fiscal 2024. Interest and fee income was also impacted by a shift away from larger, lower interest rate loans. The large loan portfolio decreased from 55.8% of the overall portfolio as of March 31, 2024, to 48.5% as of March 31, 2025.

Insurance revenue and other income decreased by $4.9 million, or 4.7%, from fiscal 2024 to fiscal 2025. See Note 7 to the Consolidated Financial Statements for the material components of Insurance and other income for the fiscal years ended March 31, 2025, 2024, and 2023.

Insurance revenue decreased by $9.8 million, or 16.5%, from fiscal 2024 to fiscal 2025 due to a shift away from larger loans. The sale of insurance products is limited to large loans in several states in which we operate. Other income increased by $4.8 million, or 10.6%, from fiscal 2024 to fiscal 2025 primarily due to an increase in tax preparation revenue of $7.7 million, partially offset by a decrease in revenue from the Company's motor club product of $2.4 million.

The provision for credit losses during fiscal 2025 increased by $12.2 million, or 7.8%, from the previous year. Accounts that were 91 days or more past due represented 3.7% and 3.1% of our loan portfolio on a recency basis at March 31, 2025 and March 31, 2024, respectively. The table below itemizes the key components of the CECL allowance and provision impact during the year.

CECL Allowance and Provision (Dollars in millions)	FY 2025	FY 2024	Difference	Reconciliation
Beginning Allowance - March 31, 2024	$103.0	$125.6	$(22.6)
Change due to Growth	$(4.1)	$(10.2)	$6.1	$6.1
Change due to Expected Loss Rate on Performing Loans	$0.5	$(10.1)	$10.6	$10.6
Change due to 90 day past due	$4.0	$(2.3)	$6.3	$6.3
Ending Allowance - March 31, 2025	$103.4	$103.0	$0.4	$23.0
Net Charge-offs	$168.8	$179.6	$(10.8)	$(10.8)
Provision	$169.2	$157.0	$12.2	$12.2
Note: The change in allowance for the year plus net charge-offs for the year equals the provision for the year (see above reconciliation).

The Company's year-over-year net charge-off ratio (net charge-offs as a percentage of average net loans receivable) decreased from 17.7% for the year ended March 31, 2024 to 17.5% for the year ended March 31, 2025. The net charge-off rate for the past ten fiscal years averaged 16.7%, with a high of 23.7% (fiscal 2023) and a low of 14.1% (fiscal 2021). The following table presents the Company's net charge-off ratios since 2016.

Historical Net Charge-off Rate
26%
24%
22%
20%
18%
16%
14%
12%
Percentage
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Fiscal Year

    _______________________________________________________
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

General and administrative expenses during fiscal 2025 decreased by $27.7 million, or 10.3%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, decreased 9.1% from fiscal 2024 to fiscal 2025 and, overall, general and administrative expenses as a percent of total revenues decreased to 42.7% in fiscal 2025 from 46.9% in fiscal 2024. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $141.1 million for fiscal 2025, a $23.4 million, or 14.2%, decrease over fiscal 2024. The decrease was largely due to the $18.5 million reversal of previously recognized stock-based compensation expense associated with the $20.45 Performance Shares and the $3.5 million reversal of previously recognized expense associated with the $16.35 Performance Shares.

Occupancy and equipment expense totaled $49.1 million for fiscal 2025, a 0.6 million, or 1.3%, decrease over fiscal 2024. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. The expense per average open branch remained relatively flat at $47.2 thousand when comparing fiscal 2025 and 2024.

Advertising expense totaled $10.2 million for fiscal 2025, a $0.3 million, or 2.9%, increase over fiscal 2024. The increase was primarily due to increased spending in our new customer acquisition programs.

Amortization of intangible assets totaled $3.8 million for fiscal 2025, a $0.4 million, or 9.7%, decrease over fiscal 2024, which primarily relates to an increase in fully amortized intangible assets during the current fiscal year.

Other expense totaled $36.7 million for fiscal 2025, a $3.5 million, or 8.8%, decrease over fiscal 2024.

Interest expense decreased by $5.5 million, or 11.5%, during fiscal 2025 when compared to the previous fiscal year primarily as a result of a 10.9% decrease in average debt outstanding.

Income tax expense increased $0.2 million for fiscal 2025 compared to the prior fiscal year. The effective tax rate decreased to 19.9% for fiscal 2025 compared to 22.2% for fiscal 2024. The effective tax rate decreased primarily due to pretax book earnings relative to the effects of various permanent items including a decrease in the disallowed executive compensation under Section 162(m), considering the effects of forfeitures discussed in Note 12 to the Consolidated Financial Statements and the recognition of additional HTC's when compared to prior year.

Comparison of Fiscal 2024 Versus Fiscal 2023

For a comparison of our results of operations for the years ended March 31, 2024 and March 31, 2023, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (which was filed with the SEC on May 23, 2024).

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

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. The payment requirements were scheduled to take effect in June 2022. However, on October 19, 2022, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit ruled, in Community Financial Services Association of America v. Consumer Financial Protection Bureau, that the funding mechanism for the CFPB violates the appropriations clause of the U.S. Constitution, and as a result, vacated the Rule. On October 3, 2023, the U.S. Supreme Court held oral argument to decide the constitutionality of the CFPB's funding mechanism. On May 16, 2024, the Supreme Court held that the funding mechanism for the CFPB complies with the appropriations clause of the U.S. Constitution, reversing the judgment of the Court of Appeals, and remanding the cause for further proceedings. Subsequently, the U.S. Court of Appeals for the Fifth Circuit set March 30, 2025 as the effective date of the Rule. On March 28, 2025, the CFPB announced that it will not prioritize enforcement or supervision of the remaining provisions of the Rule, which took effect on March 30, 2025. Accordingly, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda and has remained inactive since, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the implementation of such rules would likely bring the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by, the CFPB. In addition, even in the absence of a “larger participant” rule, the CFPB has the power to order individual nonbank financial institutions to submit to supervision where the CFPB has reasonable cause to determine that the institution is engaged in “conduct that poses risks to consumers” under 12 USC 5514(a)(1)(C). In 2022, the CFPB announced that it had begun using this “dormant authority” to examine nonbank entities and the CFPB is attempting to expand the number of nonbank entities it currently supervises. Specifically, the CFPB previously notified the Company that it was seeking to establish such supervisory authority over the Company. Since then, the CFPB issued a public designation order setting forth its determination that the Company had met the legal requirements for supervision (the "Order"). Pursuant to the terms of the Order, the CFPB had supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010 until such time as the Order is terminated consistent with 12 C.F.R. 1091.113. Importantly, on May 12, 2025, the CFPB withdrew the Order, indicating that the CFPB "is shifting its supervisory priorities to focus on pressing threats to consumers" and that supervision of the Company "is not consistent with these priorities." See Part I, Item 1, “Description of Business - Government Regulation - Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” for more information regarding these regulatory and related risks.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2025 and 2024.

	At or for the Three Months Ended
	Fiscal 2025				Fiscal 2024
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$129,527	$131,410	$138,633	$165,272	$139,324	$136,875	$137,750	$159,265
Provision for credit losses	$45,419	$46,669	$44,103	$33,024	$46,602	$40,463	$40,632	$29,276
General and administrative expenses	$61,412	$46,355	$67,223	$65,940	$68,125	$62,948	$65,909	$71,619
Net income	$9,947	$22,129	$13,389	$44,278	$9,539	$16,082	$16,666	$35,058

Gross loans receivable	$1,274,819	$1,295,870	$1,381,462	$1,225,636	$1,397,966	$1,379,514	$1,400,622	$1,277,149
Number of branches open	1,047	1,045	1,035	1,024	1,055	1,053	1,052	1,048

Critical Accounting Policies and Estimates

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

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of our common stock at the time of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Liquidity and Capital Resources

The Company has financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. As the Company's gross loans receivable decreased from $1.52 billion at March 31, 2022 to $1.23 billion at March 31, 2025, net cash provided by operating activities for fiscal years 2025, 2024, and 2023 was $254.2 million, $265.8 million, and $291.6 million, respectively.

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

During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

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

As a result, the Company recognized a $1.0 million, $1.6 million and $1.8 million gain on extinguishment for the years ended March 31, 2025, 2024, and 2023, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, our revolving credit facility and the Notes limit share repurchases to up to $90.0 million from March 26, 2021 through June 30, 2022 plus up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of March 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $18.8 million of shares under the terms of our debt facilities. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes.

The Company acquired $18.8 million and $2.1 million in loans receivable, net during fiscal 2025 and 2024, respectively. The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

The Company has a revolving credit facility with a syndicate of banks. The revolving credit facility provides for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes a $889.7 thousand letter of credit under a $1.5 million subfacility.

Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus a spread adjustment of 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At March 31, 2025, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $889.7 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation is equal to the product of (a) the Company’s eligible loans receivables, less unearned finance charges, insurance premiums and insurance commissions, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the revolving credit facility, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2025, the effective interest rate, including the commitment fee, on borrowings under the revolving credit facility was 9.5%. The Company pays a commitment fee equal to 0.50% per annum of the daily unused portion of the commitments. On March 31, 2025, $262.5 million was outstanding under this facility, and there was $316.7 million of unused borrowing availability under the borrowing base limitations.

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

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company was in compliance with these covenants at March 31, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

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

As of March 31, 2025, the Company's debt outstanding was $446.9 million, net of $1.0 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $439.5 million resulting in a debt-to-equity ratio of 1.0:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its Consolidated Balance Sheets.

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

Share Repurchase Program

On May 15, 2024, the Board of Directors of the Company approved a share repurchase program authorizing the
Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of December 31, 2024, the Company had approximately $9.0 million in aggregate remaining repurchase capacity under that share repurchase program. On February 12, 2025, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2025, the Company had $0.4 million in aggregate remaining repurchase capacity under such share repurchase program, and on April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under this prior repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company's debt agreements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of March 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $18.8 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $262.5 million at March 31, 2025. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%.

Based on the outstanding balance under the Company's revolving credit facility at March 31, 2025, a change of 1% in the interest rate would cause a change in interest expense of approximately $2.6 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	2024
ASSETS
Cash and cash equivalents	$9,730,296	$11,839,460
Gross loans receivable	1,225,635,918	1,277,149,256
Less:
Unearned interest, insurance and fees	(309,320,104)	(326,746,136)
Allowance for credit losses	(103,347,129)	(102,962,811)
Loans receivable, net	812,968,685	847,440,309
Income taxes receivable	—	3,091,229
Operating lease ROU assets, net	76,234,832	79,501,238
Property and equipment, net	19,765,788	22,897,197
Deferred income taxes, net	33,291,074	30,942,844
Other assets, net	40,871,600	42,198,242
Goodwill	7,370,791	7,370,791
Intangible assets, net	7,394,581	11,069,733
Total assets	$1,007,627,647	$1,056,351,043

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$262,451,475	$223,419,132
Senior unsecured notes payable, net	184,418,211	272,609,632
Income taxes payable	222,742	—
Operating lease liability	78,689,723	81,920,865
Accounts payable and accrued expenses	42,365,032	53,974,198
Total liabilities	568,147,183	631,923,827

Commitments and contingencies (Notes 9 and 16)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,374,012 and 5,938,665 shares at March 31, 2025 and March 31, 2024, respectively	—	—
Additional paid-in capital	266,426,478	286,432,952
Retained earnings	173,053,986	137,994,264
Total shareholders' equity	439,480,464	424,427,216

Total liabilities and shareholders' equity	$1,007,627,647	$1,056,351,043

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2025	2024	2023

Revenues:
Interest and fee income	$465,090,517	$468,527,861	$508,335,681
Insurance and other income, net	99,750,948	104,685,541	108,209,683
Total revenues	564,841,465	573,213,402	616,545,364

Expenses:
Provision for credit losses	169,215,395	156,973,220	259,463,199
General and administrative expenses:
Personnel	141,059,782	164,454,210	177,690,957
Occupancy and equipment	49,139,934	49,776,200	52,106,567
Advertising	10,224,708	9,932,122	6,096,083
Amortization of intangible assets	3,809,753	4,219,846	4,466,535
Other	36,696,936	40,217,781	39,113,656
Total general and administrative expenses	240,931,113	268,600,159	279,473,798

Interest expense	42,709,580	48,232,287	50,462,594
Total expenses	452,856,088	473,805,666	589,399,591

Income before income taxes	111,985,377	99,407,736	27,145,773

Income taxes	22,243,979	22,062,509	5,913,783

Net income	$89,741,398	$77,345,227	$21,231,990

Net income per common share:
Basic	$16.54	$13.45	$3.69
Diluted	$16.30	$13.19	$3.60
Weighted average common shares outstanding:
Basic	5,425,483	5,748,554	5,749,492
Diluted	5,506,985	5,861,900	5,898,670

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	25,268	2,358,547	—	2,358,547
Common stock repurchases	(400,617)	—	(54,681,676)	(54,681,676)
Stock-based compensation (reversal) related to restricted stock, net of forfeitures and cancellations ($2,676,053)	(189,304)	(22,972,296)	—	(22,972,296)
Stock-based compensation related to stock options	—	607,275	—	607,275
Net income	—	—	89,741,398	89,741,398
Balances at March 31, 2025	5,374,012	$266,426,478	$173,053,986	$439,480,464

	Year ended March 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737
Proceeds from exercise of stock options, net of cancellations	34,649	2,867,974	—	2,867,974
Common stock repurchases	(295,201)		(36,505,861)	(36,505,861)
Stock-based compensation (reversal) related to restricted stock, net of forfeitures and cancellations ($2,823,774)	(31,865)	(752,652)	—	(752,652)
Stock-based compensation (reversal) related to stock options	—	(3,754,209)	—	(3,754,209)
Net income	—	—	77,345,227	77,345,227
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216

	Year ended March 31, 2023
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2022	6,348,314	$280,907,085	$92,117,343	$373,024,428
Proceeds from exercise of stock options	7,569	654,920	—	654,920
Common stock repurchases	(73,643)	—	(14,314,089)	(14,314,089)
Stock-based compensation related to restricted stock, net of cancellations ($2,543,001)	(51,158)	4,067,525	—	4,067,525
Stock-based compensation related to stock options	—	2,442,309	—	2,442,309
Cumulative effect of adoption of ASC 326	—	—	(1,880,346)	(1,880,346)
Net income	—	—	21,231,990	21,231,990
Balances at March 31, 2023	6,231,082	$288,071,839	$97,154,898	$385,226,737

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$89,741,398	$77,345,227	$21,231,990
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,809,753	4,219,846	4,466,535
Accrued unearned interest	1,253,389	(1,131,985)	3,213,737
Gain on extinguishment of senior unsecured notes payable	(982,791)	(1,631,964)	(1,831,277)
Amortization of deferred loan costs	14,082,368	14,216,781	15,526,336
Amortization of debt issuance costs	1,298,513	1,686,563	1,654,916
Amortization of discount on loans acquired in an asset purchase	(596,966)	—	—
Provision for credit losses	169,215,395	156,973,220	259,463,199
Depreciation	6,325,036	6,668,557	6,239,266
Amortization of finance leases	—	—	204,552
Gain on asset acquisitions, net of income tax	—	(112,683)	(3,993,168)
Loss (gain) on sale of property and equipment	(60,087)	(57,100)	11,837
Deferred income tax expense (benefit)	(2,348,230)	10,737,604	(2,102,085)
Stock-based compensation (reversal) related to equity classified awards	(19,688,968)	(1,683,087)	9,052,835
Gain on company-owned life insurance	(171,742)	(154,140)	(104,113)
Change in accounts:
Other assets, net	1,067,841	1,217,574	(9,147,152)
Income taxes payable and receivable	3,313,971	(5,623,995)	(4,851,403)
Accounts payable and accrued expenses	(12,095,278)	3,112,948	(7,482,219)
Net cash provided by operating activities	254,163,602	265,783,366	291,553,786
Cash flows from investing activities:
Increase in loans receivable, net	(130,669,869)	(127,576,429)	(152,154,050)
Cash paid for acquisitions, primarily loans	(18,947,294)	(1,978,815)	(23,131,758)
Purchases of property and equipment	(3,683,784)	(5,932,748)	(5,827,773)
Proceeds from sale of property and equipment	550,244	350,174	529,781
Net cash used in investing activities	(152,750,703)	(135,137,818)	(180,583,800)
Cash flow from financing activities:
Borrowings from senior notes payable	416,597,875	305,700,964	313,862,948
Payments on senior notes payable	(377,565,532)	(390,192,656)	(402,924,870)
Payments for extinguished senior unsecured notes payable	(87,990,854)	(14,043,159)	(7,171,700)
Debt issuance costs associated with senior unsecured notes payable	—	—	(19,656)
Payments for debt extinguishment costs	(12,500)	(28,125)	(22,850)
Debt issuance costs associated with senior notes payable	(37,982)	(591,716)	(1,139,008)
Proceeds from exercise of stock options	2,358,547	2,867,974	654,920
Payments for taxes related to net share settlement of equity awards	(2,676,053)	(2,823,774)	(2,543,001)
Repurchase of common stock	(54,195,564)	(36,204,531)	(14,314,089)
Repayment of finance lease	—	—	(80,067)
Net cash used in financing activities	(103,522,063)	(135,315,023)	(113,697,373)
Net change in cash and cash equivalents	(2,109,164)	(4,669,475)	(2,727,387)
Cash and cash equivalents at beginning of year	11,839,460	16,508,935	19,236,322
Cash and cash equivalents at end of year	$9,730,296	$11,839,460	$16,508,935

Supplemental Disclosures:
Interest paid during the year	$44,691,237	$48,836,325	$51,761,768

Income taxes paid during the year	$3,654,628	$8,952,124	$10,783,143
Finance lease ROU assets, net transferred to property and equipment, net	$—	$—	$402,960
Non-cash excise tax on stock repurchases	$486,112	$301,330	$—

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

As of March 31, 2025, the Company operated 1,024 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: World Finance Corporation or World Finance.

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

Segment Reporting

The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.

The Company has one reportable segment: the consumer finance segment. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done within the existing branch network in conjunction with or as a complement to the lending operations. There is no discrete financial information available for these activities, and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments. The accounting policies of the Company's segment are described within this Note 1 to the Consolidated Financial Statements.

The Company's CODM is its CEO. The CODM utilizes consolidated net income as presented in the Consolidated Statements of Operations to evaluate and measure segment performance and to determine how to allocate resources. Significant segment expenses are consistent with those presented in the Consolidated Statements of Operations, and segment assets are consistent with those presented in the Consolidated Balance Sheets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of March 31, 2025 and 2024, the Company had $5.0 million and $6.7 million, respectively, in restricted cash associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2025, 2024, and 2023, the Company originated loans generally ranging up to $5,000 with terms of 60 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally, a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2025:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$150	$2,450	4	33
Large loans	2,500	25,200	9	60
Tax advance loans	500	7,000	8	35

Gross loans receivable at March 31, 2025 and 2024 consisted of the following:

	2025	2024
Small loans	$626,775,511	$551,769,248
Large loans	594,490,890	712,991,000
Tax advance loans	4,369,517	12,389,008
Total gross loans	$1,225,635,918	$1,277,149,256

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in interest income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.5 million and $5.0 million as of March 31, 2025 and 2024, respectively.

The Company recognizes interest and fee income using the interest method. Charges for late payments are recognized in interest and fee income when collected.

With the exception of TALs, which are interest free, the Company offers its loans at the prevailing statutory rates for terms not to exceed 60 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

From time to time, the Company will sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 2 to the Consolidated Financial Statements for further information.

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

Allowance for Credit Losses

Refer to Note 2 to the Consolidated Financial Statements for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

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

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. Lease liability is measured as of the lease commencement date based on the present value of the remaining minimum lease payments. The Company uses a discount rate that is based on the Company's incremental borrowing rate on its senior notes payable when evaluating leases. Refer to Note 9 to the Consolidated Financial Statements for further discussion of the discount rate. A lease's ROU asset equals its lease liability, net of any prepaid rent.

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

Debt Issuance Costs

In accordance with ASC 835, debt issuance costs related to the senior unsecured notes payable are presented as a direct deduction from its carrying value in the Consolidated Balance Sheets. Unamortized debt issuance costs related to the senior unsecured notes payable as of March 31, 2025 and 2024 were $1.0 million and $2.4 million, respectively.

As the Company intends to pay down the senior notes payable throughout the contractual arrangement, debt issuance costs related to this arrangement are presented as an asset within Other assets in the Consolidated Balance Sheets as discussed above. Unamortized debt issuance costs related to the senior notes payable as of March 31, 2025 and 2024 were $0.6 million and $1.1 million, respectively.

Intangible Assets and Goodwill

Intangible assets include the fair value of acquired customer lists and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit. As of March 31, 2025, the useful life of customer lists ranged from 8 to 23 years with a weighted average of approximately 8.8 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement. As of March 31, 2024, the useful life of non-compete agreements ranged from 3 to 5 years with a weighted average of approximately 5.0 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal years ended March 31, 2025, 2024, or 2023.

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

Non-filing Insurance

Non-filing insurance premiums are charged to certain customers on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are passed through to a third-party insurance company, and any recoveries from customers after a receipt of an insurance payment are remitted to the third-party insurance company. Neither non-filing insurance premiums nor recoveries are reflected in the accompanying Consolidated Statements of Operations (see Note 8 to the Consolidated Financial Statements).

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

Earnings Per Share

EPS is computed in accordance with FASB ASC Topic 260. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of Service Options and Restricted Stock, which are computed using the treasury stock method. See Note 11 to the Consolidated Financial Statements for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 12 to the Consolidated Financial Statements). The Company accounts for forfeitures as they occur. At March 31, 2025, the Company had several share-based employee compensation plans, which are described more fully in Note 12 to the Consolidated Financial Statements.

Share Repurchases

On February 12, 2025, the Board of Directors authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2025, the Company had $0.4 million in aggregate remaining repurchase capacity under its current share repurchase program, and on April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under this prior repurchase authorization. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On February 18, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 162,712 shares for $24.0 million from Prescott Associates L.P. in a privately negotiated transaction. Prescott Associates L.P. is an affiliate of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 47.2% of the Company's common stock. The $147.50 price per share was based upon the prevailing market rate at the time, and the closing market rate at February 18, 2025 was $147.16.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. As of March 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $18.8 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

During the year ended March 31, 2025, the Company operated in sixteen states in the United States. For fiscal years ended March 31, 2025, 2024, and 2023, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. Advertising costs were approximately $10.2 million, $9.9 million, and $6.1 million for fiscal years 2025, 2024, and 2023, respectively.

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 on March 31, 2025 expanded our segment reporting disclosures, but had no other impact on the Company’s Consolidated Financial Statements.

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

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on the Company's Consolidated Financial Statements and related disclosures as a result of future adoption.

(2)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2025	March 31, 2024
0 to 5 months	$101,878,703	$73,699,568
6 to 17 months	75,379,597	69,616,739
18 to 35 months	99,857,401	140,340,728
36 to 59 months	130,228,889	181,399,293
60+ months	813,921,811	799,703,920

Tax advance loans	4,369,517	12,389,008
Total gross loans	$1,225,635,918	$1,277,149,256

The Company uses current payment performance to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled. Current payment performance is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at March 31, 2025 and 2024 was 4.5% and 4.9%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,053,793,007	$50,053,899	$4,842,323	$251,689	$9,764	$3,256	$1,108,953,938
30 - 60 days past due	34,713,638	3,762,456	510,626	70,739	3,765	6,865	39,068,089
61 - 90 days past due	25,209,122	2,176,520	202,706	43,404	1,606	—	27,633,358
91 or more days past due	40,846,872	4,315,756	359,135	80,844	2,352	6,057	45,611,016
Total	$1,154,562,639	$60,308,631	$5,914,790	$446,676	$17,487	$16,178	$1,221,266,401

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,634,947	$137,687	$—	$—	$—	$—	$2,772,634
30 - 60 days past due	1,477,466	26,980	—	—	—	—	1,504,446
61 - 90 days past due	—	22,376	—	—	—	—	22,376
91 or more days past due	—	70,061	—	—	—	—	70,061
Total	$4,112,413	$257,104	$—	$—	$—	$—	$4,369,517
Total gross loans							$1,225,635,918

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,036,242,539	$43,391,314	$3,580,872	$112,427	$1,559	$—	$1,083,328,711
30 - 60 days past due	38,559,638	3,062,579	231,471	20,496	—	—	41,874,184
61 - 90 days past due	30,254,181	2,750,211	235,759	11,600	—	—	33,251,751
91 or more days past due	49,506,281	11,104,527	1,866,688	302,153	15,928	16,178	62,811,755
Total	$1,154,562,639	$60,308,631	$5,914,790	$446,676	$17,487	$16,178	$1,221,266,401

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,634,950	$111,585	$—	$—	$—	$—	$2,746,535
30 - 60 days past due	1,477,465	15,502	—	—	—	—	1,492,967
61 - 90 days past due	—	19,812	—	—	—	—	19,812
91 or more days past due	—	110,203	—	—	—	—	110,203
Total	$4,112,415	$257,102	$—	$—	$—	$—	$4,369,517
Total gross loans							$1,225,635,918

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the years ended March 31, 2025, 2024 and 2023:

	2025
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2020 and prior	$25,437	$—	$25,437
2021	29,714	—	29,714
2022	797,055	—	797,055
2023	9,372,562	235	9,372,797
2024	113,281,140	3,774,832	117,055,972
2025	63,515,257	—	63,515,257
Total	$187,021,165	$3,775,067	$190,796,232

	2024
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2019 and prior	$17,352	$—	$17,352
2020	53,791	—	53,791
2021	301,162	—	301,162
2022	11,095,208	5,197	11,100,405
2023	132,745,783	1,287,512	134,033,295
2024	65,038,754	—	65,038,754
Total	$209,252,050	$1,292,709	$210,544,759

	2023
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2018 and prior	$7,940	$—	$7,940
2019	33,698	—	33,698
2020	313,337	—	313,337
2021	4,663,908	18,716	4,682,624
2022	193,167,575	2,473,341	195,640,916
2023	101,668,877	32,753	101,701,630
Total	$299,855,335	$2,524,810	$302,380,145

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for NBs, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate.

Due to the short term nature of the loan portfolio, forecasted changes in macro-economic variables, such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. As of March 31, 2025 and 2024, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,087,815	$6,036,410	$6,587,901	$12,166,577	$24,790,888	$101,878,703
6 to 17 months	65,677,583	3,126,374	2,398,424	4,177,216	9,702,014	75,379,597
18 to 35 months	89,776,541	3,700,216	2,394,549	3,986,095	10,080,860	99,857,401
36 to 59 months	117,976,116	4,641,585	2,917,862	4,693,326	12,252,773	130,228,889
60+ months	758,435,883	21,563,504	13,334,622	20,587,802	55,485,928	813,921,811

Tax advance loans	2,772,634	1,504,446	22,376	70,061	1,596,883	4,369,517
Total gross loans	1,111,726,572	40,572,535	27,655,734	45,681,077	113,909,346	1,225,635,918
Unearned interest, insurance and fees	(282,034,628)	(7,588,025)	(7,590,060)	(12,107,391)	(27,285,476)	(309,320,104)
Total net loans	$829,691,944	$32,984,510	$20,065,674	$33,573,686	$86,623,870	$916,315,814

Percentage of period-end gross loans receivable		3.3%	2.3%	3.7%	9.3%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2024:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,802,704	$4,720,149	$4,496,518	$7,680,197	$16,896,864	$73,699,568
6 to 17 months	60,634,735	3,155,423	2,075,608	3,750,973	8,982,004	69,616,739
18 to 35 months	126,843,010	5,057,256	3,224,662	5,215,800	13,497,718	140,340,728
36 to 59 months	165,694,013	6,159,335	3,519,743	6,026,202	15,705,280	181,399,293
60+ months	751,720,050	20,183,999	10,930,545	16,869,326	47,983,870	799,703,920

Tax advance loans	7,442,520	4,943,545	1,650	1,293	4,946,488	12,389,008
Total gross loans	1,169,137,032	44,219,707	24,248,726	39,543,791	108,012,224	1,277,149,256
Unearned interest, insurance and fees	(301,616,958)	(7,677,494)	(6,674,554)	(10,777,130)	(25,129,178)	(326,746,136)
Total net loans	$867,520,074	$36,542,213	$17,574,172	$28,766,661	$82,883,046	$950,403,120

Percentage of period-end gross loans receivable		3.5%	1.9%	3.1%	8.5%

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2025:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$75,594,279	$6,149,270	$6,896,035	$13,239,119	$26,284,424	$101,878,703
6 to 17 months	64,188,458	3,112,624	2,739,963	5,338,552	11,191,139	75,379,597
18 to 35 months	87,012,982	3,864,242	2,986,200	5,993,977	12,844,419	99,857,401
36 to 59 months	114,388,973	4,869,065	3,611,704	7,359,147	15,839,916	130,228,889
60+ months	742,144,019	23,878,983	17,017,849	30,880,960	71,777,792	813,921,811

Tax advance loans	2,746,535	1,492,967	19,812	110,203	1,622,982	4,369,517
Total gross loans	1,086,075,246	43,367,151	33,271,563	62,921,958	139,560,672	1,225,635,918
Unearned interest, insurance and fees	(276,573,216)	(7,561,258)	(9,034,007)	(16,151,623)	(32,746,888)	(309,320,104)
Total net loans	$809,502,030	$35,805,893	$24,237,556	$46,770,335	$106,813,784	$916,315,814

Percentage of period-end gross loans receivable		3.5%	2.7%	5.1%	11.3%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the years ended March 31, 2025 and 2024:

	Unpaid Accrued Interest Reversed Against Interest Income
	2025	2024
Customer Tenure
0 to 5 months	$(5,983,271)	$(5,337,474)
6 to 17 months	(2,960,850)	(3,251,451)
18 to 35 months	(3,025,057)	(3,382,070)
36 to 59 months	(3,272,098)	(4,056,209)
60+ months	(12,138,391)	(10,494,632)
Total	$(27,379,667)	$(26,521,836)

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2025 and March 31, 2024, as well as interest income recognized on nonaccrual loans for the years ended March 31, 2025, 2024, and 2023:

	Nonaccrual Loans Receivable
Customer Tenure	As of March 31, 2025	As of March 31, 2024	Interest Income Recognized Fiscal 2025	Interest Income Recognized Fiscal 2024	Interest Income Recognized Fiscal 2023
0 to 5 months	$19,169,040	$13,971,062	$791,235	$1,024,573	$2,032,098
6 to 17 months	8,510,132	8,507,503	986,271	1,522,705	1,815,167
18 to 35 months	10,024,500	12,569,729	1,495,744	1,730,680	2,385,356
36 to 59 months	12,151,649	15,250,596	1,837,922	2,364,522	2,357,340
60+ months	52,154,586	45,091,589	6,422,145	6,547,368	7,017,026

Unearned interest, insurance and fees	(23,775,911)	(21,517,317)	—	—	—
Total	$78,233,996	$73,873,162	$11,533,317	$13,189,848	$15,606,987

As of March 31, 2025 and March 31, 2024, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2025, 2024, and 2023:

	2025	2024	2023
Balance at beginning of period	$102,962,811	$125,552,733	$134,242,862
Provision for credit losses	169,215,395	156,973,220	259,463,199
Charge-offs[1]	(190,796,232)	(210,544,759)	(302,380,145)
Recoveries[2]	21,965,155	30,981,617	34,226,817
Net charge-off	(168,831,077)	(179,563,142)	(268,153,328)
Balance at end of period	$103,347,129	$102,962,811	$125,552,733

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
2 Recoveries for the year ended March 31, 2025, 2024, and 2023 include $12.0 million, $19.3 million, and $15.8 million, respectively, in proceeds related to the sale of charge-offs, which are included as a component of Provision for credit losses in the Consolidated Statements of Operations. Of the $12.0 million in fiscal 2025, $1.5 million relates to bulk sales of charge-offs from prior periods and $10.5 million relates to recurring sales of charge-offs. Of the $19.3 million in fiscal 2024, $5.7 million relates to bulk sales of charge-offs from prior periods and $13.6 million relates to recurring sales of charge-offs. Of the $15.8 million in fiscal 2023, $8.4 million relates to bulk sales of charge-offs from prior periods and $7.4 million relates to recurring sales of charge-offs.

(3)Property and Equipment

Property and equipment consist of:

	March 31, 2025	March 31, 2024
Land	$100,443	$100,443
Building and leasehold improvements	20,869,323	20,155,951
Furniture and equipment	59,465,807	58,814,442
	80,435,573	79,070,836
Less accumulated depreciation and amortization	(60,669,785)	(56,173,639)
Total	$19,765,788	$22,897,197

Depreciation expense was approximately $6.3 million, $6.7 million, and $6.2 million for the years ended March 31, 2025, 2024, and 2023, respectively.

(4) Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(48,489,153)	$7,369,462	$55,730,620	$(44,796,996)	$10,933,624
Non-compete agreements	10,534,749	(10,509,630)	25,119	10,528,143	(10,392,034)	136,109
Total	$66,393,364	$(58,998,783)	$7,394,581	$66,258,763	$(55,189,030)	$11,069,733

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $3.2 million for 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; and an aggregate of $0.1 million for the years thereafter.

(5)Goodwill

As of March 31, 2025 and 2024, goodwill was $7.4 million. There were no goodwill additions during fiscal 2025 and 2024. The Company performed an annual impairment test during the fourth quarters of fiscal 2025 and 2024 and determined none of its recorded goodwill was impaired.

(6)Debt

Senior Notes Payable; Revolving Credit Facility

At March 31, 2025, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met. At March 31, 2025, the Company had $262.5 million outstanding under the facility, not including $889.7 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. To the extent that a letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of March 31, 2025. Subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5%, with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $1.6 million, $1.6 million, and $1.3 million for the years ended March 31, 2025, 2024, and 2023, respectively. Borrowings under the revolving credit facility mature on June 7, 2026.

For the years ended March 31, 2025, 2024, and 2023 the Company’s effective interest rate, including the commitment fee, was 9.5%, 9.9%, and 7.0%, respectively, and the unused amount available under the revolver at March 31, 2025 was $316.7 million.

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

During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

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

As a result, the Company recognized a $1.0 million, $1.6 million and $1.8 million gain on extinguishment for the years ended March 31, 2025, 2024, and 2023, respectively. In accordance with ASC 470, the Company recognized the gain on extinguishment as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at March 31, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2025, the aggregate annual maturities of the Company's debt arrangements for each of the five fiscal years subsequent to March 31, 2025 were as follows:

2026	$—
2027	447,857,475
2028	—
2029	—
2030	—
Total future debt payments	$447,857,475

(7)Insurance and Other Income

Insurance and other income for the years ending March 31, 2025, 2024, and 2023 consist of:

	2025	2024	2023
Insurance revenue	$49,471,282	$59,237,299	$67,153,063
Tax return preparation revenue	37,168,786	29,499,378	23,970,639
Auto club membership revenue	5,662,340	8,041,245	9,661,126
Other	7,448,540	7,907,619	7,424,855
Insurance and other income	$99,750,948	$104,685,541	$108,209,683

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written, and revenue is recognized over the life of the related insurance contracts. For the years ended March 31, 2025, 2024, and 2023, the amount of net written premiums by the reinsurance subsidiary were $6.1 million, $7.2 million, and $9.0 million, respectively, and the amount of earned premiums were $7.1 million, $8.2 million, and $9.1 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company, and as of March 31, 2025 and 2024, the cash reserves were $4.0 million and $4.9 million, respectively.

(8)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2025, 2024, and 2023:

	2025	2024	2023
Insurance premiums written	$7,526,503	$7,103,355	$6,732,057
Recoveries on claims paid	$981,984	$986,384	$1,143,332
Claims paid	$7,399,215	$7,426,712	$12,026,092

(9)Leases

Accounting Policies and Matters Requiring Management's Judgment

When evaluating leases under Topic 842, the Company uses its incremental borrowing rate on its senior notes payable to determine the discount rate. Specifically, Management applies its senior notes payable's effective annual interest rate at the end of the prior fiscal year to leases entered into in the following year. For example, the senior notes payable's effective annual interest rate of 9.9% at March 31, 2024 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2025.

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

During the second quarter of fiscal 2023, the lease terms associated with the Company's finance leases expired and the Company exercised its purchase option to acquire the IT equipment. Because it was reasonably certain that the Company would obtain the assets at the end of their lease terms, the ROU assets were amortized over the useful life of the assets, rather than over the lease terms. As of March 31, 2025 and 2024, the Company had no finance leases.

The following table reports information about the Company's lease costs for the years ended March 31, 2025, 2024, and 2023:

	2025	2024	2023
Lease Cost
Finance lease cost	$—	$—	$205,975
Amortization of ROU assets	—	—	204,552
Interest on lease liabilities	—	—	1,423
Operating lease cost	$25,244,452	$25,291,087	$27,408,284
Variable lease cost	3,958,271	3,823,435	3,710,560
Total lease cost	$29,202,723	$29,114,522	$31,324,819

The following table reports other information about the Company's leases for the years ended March 31, 2025, 2024, and 2023:

	2025	2024	2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$25,158,809	$25,292,363	$26,476,133
Operating cash flows from finance leases	—	—	1,423
Operating cash flows from operating leases	25,158,809	25,292,363	26,394,643
Financing cash flows from finance leases	—	—	80,067
ROU assets obtained in exchange for new operating lease liabilities	$16,102,245	$18,024,157	$16,924,511
Weighted average remaining lease term — operating leases	6.4 years	6.8 years	7.1 years
Weighted-average discount rate — operating leases	7.0%	6.3%	6.0%

The aggregate annual lease obligations as of March 31, 2025, are as follows:

Operating Leases
2026	$22,960,545
2027	18,512,178
2028	14,992,110
2029	11,064,504
2030	7,436,457
Thereafter	22,969,812
Total undiscounted lease liability	$97,935,606
Imputed interest	19,245,883
Total discounted lease liability	$78,689,723

The Company had no leases with related parties as of March 31, 2025 or 2024.

(10)Income Taxes

The Company recognizes the investment of the HTC under the proportional amortization method which allows the investment to be recognized in proportion to the tax credit as a component of income tax expense. As of March 31, 2025 and 2024, investment in HTC was $15.9 million and $24.8 million, respectively, which is included as a component of Other assets, net and Accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $17.8 million and $8.8 million for the years ended March 31, 2025 and 2024, respectively, in income tax expense. The Company recognized tax benefits from these investments of $19.6 million and $9.7 million during the years ended March 31, 2025 and 2024, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications to its investments during the current fiscal year.

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended March 31, 2025
Federal	$21,453,743	$(2,729,425)	$18,724,318
State and local	3,138,466	381,195	3,519,661
	$24,592,209	$(2,348,230)	$22,243,979

Year ended March 31, 2024
Federal	$9,592,743	$8,325,695	$17,918,438
State and local	1,732,162	2,411,909	4,144,071
	$11,324,905	$10,737,604	$22,062,509

Year ended March 31, 2023
Federal	$7,135,030	$(1,430,623)	$5,704,407
State and local	880,838	(671,462)	209,376
	$8,015,868	$(2,102,085)	$5,913,783

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense for March 31, 2025, 2024 and 2023 are summarized as follows:

	2025	2024	2023
Expected income tax	$23,516,929	$20,875,624	$5,700,613
Increase (reduction) in income taxes resulting from:
State tax (excluding state tax credits), net of federal benefit	3,034,552	3,513,226	328,026
Federal tax credits, net	(1,922,712)	(1,034,091)	(200,203)
State tax credits	(254,020)	(239,410)	(162,619)
Uncertain tax positions	26,631	(16,802)	(1,151,234)
Expiration of capital loss carryforward	—	7,773,559	—
Executive compensation limitation under Section 162(m)	364,892	62,686	732,504
Forfeiture of the $20.45 Performance Shares and partial forfeiture of the $16.35 Performance Shares	(2,587,552)	—	—
Excess tax benefits related to equity compensation	(182,098)	(347,806)	(73,644)
Decrease in valuation allowance related to capital loss carryforward	—	(7,773,559)	—
Prior year adjustments	(54,152)	(1,135,270)	238,187
Other, net	301,509	384,352	502,153
	$22,243,979	$22,062,509	$5,913,783

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2025 and 2024 are presented below:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$25,693,205	$25,538,524
Unearned insurance commissions	9,407,895	10,944,327
Accrued expenses primarily related to employee benefits	6,181,990	10,234,369
Reserve for uncollectible interest	993,241	990,192
Lease liability	19,359,479	20,217,720
Intangible assets	1,965,939	1,701,995
Foreign tax credit carryforward	5,639,649	3,254,926
Capital loss carryforward	192,767	192,767
State net operating loss carryforwards	6,005,260	5,481,746
Gross deferred tax assets	75,439,425	78,556,566
Less valuation allowance	(8,695,894)	(8,094,712)
Net deferred tax assets	66,743,531	70,461,854

Deferred tax liabilities:
Fair value adjustment for loans receivable	(7,713,732)	(12,357,392)
Property and equipment	(3,510,245)	(3,912,030)
Deferred loan origination costs	(1,366,926)	(1,239,726)
Prepaid expenses	(1,529,317)	(1,662,717)
ROU assets	(18,750,736)	(19,619,875)
Other	(581,501)	(727,270)
Gross deferred tax liabilities	(33,452,457)	(39,519,010)

Deferred income taxes, net	$33,291,074	$30,942,844

At March 31, 2025, the Company had state net operating loss carryforwards of approximately $102.0 million. A deferred tax asset of approximately $6.0 million was recorded to reflect the benefit of these losses. Of this $6.0 million, $0.8 million is expected to be recognized. The state net operating loss carryforward will expire between 2031 and 2043.

The valuation allowance for deferred tax assets increased by $0.6 million for the year ended March 31, 2025 when compared to March 31, 2024. The valuation allowance at March 31, 2025 and 2024 was $8.7 million and $8.1 million, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2025 consisted of $5.2 million from state net operating loss carryforwards in the amount of $83 million which expire from 2031 to 2043, a foreign tax credit carryforward of $3.3 million arising in relation to the Transition Tax during fiscal 2018 which expires in 2028, and $0.2 million related to the $0.9 million capital loss on the sale of the former headquarters buildings which expire from 2026 to 2027. The Company does not expect to generate enough foreign source income, state taxable income in the respective jurisdictions or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.

For each of the years ended March 31, 2025, 2024, and 2023, the Company had $1.1 million of total gross unrecognized tax benefits including interest. Of these totals, approximately $0.9 million, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2025, 2024, and 2023 are presented below:

	2025	2024	2023
Unrecognized tax benefit balance beginning of year	$748,289	$818,225	$1,616,116
Gross increases for tax positions of current year	73,696	105,531	129,146
Lapse of statute of limitations	(81,369)	(175,467)	(927,037)
Unrecognized tax benefit balance end of year	$740,616	$748,289	$818,225

At March 31, 2025, approximately $0.4 million of gross unrecognized tax benefits are expected to be resolved during the next 12 months through settlements with taxing authorities or the expiration of the statute of limitations. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. For each of the years ended March 31, 2025, 2024, and 2023, the Company had $0.3 million accrued for gross interest, of which $0.1 million represented the current period expense for each of the years ended March 31, 2025, 2024, and 2023.

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

(11)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$89,741,398	5,425,483	$16.54

Effect of dilutive securities options and restricted stock	—	81,502

Diluted EPS
Net income available to common shareholders including dilutive securities	$89,741,398	5,506,985	$16.30

	For the year ended March 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$77,345,227	5,748,554	$13.45

Effect of dilutive securities options and restricted stock	—	113,346

Diluted EPS
Net income available to common shareholders including dilutive securities	$77,345,227	5,861,900	$13.19

	For the year ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$21,231,990	5,749,492	$3.69

Effect of dilutive securities options and restricted stock	—	149,178

Diluted EPS
Net income available to common shareholders including dilutive securities	$21,231,990	5,898,670	$3.60

Options to purchase 255,669, 293,695, and 333,072 shares of common stock at various prices were outstanding during the years ended March 31, 2025, 2024, and 2023, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(12)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.6 million, $1.5 million, and $1.7 million, for the years ended March 31, 2025, 2024, and 2023, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For each of the years ended March 31, 2025, 2024, and 2023, contributions of $0.5 million were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets was $5.3 million and $5.5 million as of March 31, 2025 and 2024, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2025 and 2024, no executive or director had deferred any compensation under this plan.

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, and the 2017 Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. Stock options granted under these plans have a maximum duration of ten years, may be subject to certain vesting requirements, which are generally three to six years for officers, non-employee directors, and key employees, and are priced at the market value of the Company's common stock on the option's grant date. At March 31, 2025 there were a total of 475,982 shares of common stock available for grant under the 2017 Plan.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares shall vest, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares are eligible to vest over the 2018 Performance Share Measurement Period subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

The Performance Share performance targets are set forth below.

Trailing 4-Quarter EPS Targets for September 30, 2018 through March 31, 2025	Restricted Stock Eligible for Vesting (Percentage of Award)
$16.35	40%
$20.45	60%

During the second quarter of fiscal 2025, it was determined that the $20.45 Performance Shares performance target was no longer probable of being achieved and that the $20.45 Performance Shares would likely be forfeited as of the last day of the performance period in accordance with their terms. As a result and in accordance with ASC 718, the Company reversed $18.5 million in previously recognized stock-based compensation related to the $20.45 Performance Shares during the second quarter of fiscal 2025.

On March 31, 2025, 28% of the unvested $16.35 Performance Shares, or 34,415 shares, were forfeited, which resulted in a $3.5 million release of previously recognized stock-based compensation expense, resulting in EPS of $16.36 per diluted share on a rolling four-quarter basis. Following the forfeiture, the performance target associated with the remaining 72% of the $16.35 Performance Shares, or 88,497 shares, was achieved, and such shares vested on April 25, 2025 after certification of performance achievement by the Compensation Committee.

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

The Performance Options shall fully vest if the Company attains the trailing earnings per share target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 as described below. Such performance target was established by the Compensation Committee and will be measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options are eligible to vest over the 2018 Performance Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The option price is equal to the fair market value of the common stock on the grant date and the Performance Options shall have a 10-year term. The Performance Option performance target is set forth below.

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

2024 Long-term Incentive Program and Non-Employee Director Awards

On December 18, 2024, the Compensation Committee and Board approved certain grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2017 Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Restricted Stock to certain non-employee directors of the Company.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2025, 2024, and 2023 was $58.73, $69.00, and $53.57 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2025	2024	2023
Dividend yield	—%	—%	—%
Expected volatility	59.50%	62.55%	57.21%
Average risk-free interest rate	4.38%	4.69%	3.64%
Expected life	4.5 years	4.6 years	5.8 years

Option activity for the year ended March 31, 2025 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	267,947		$105.77
Granted	39,661		112.57
Exercised	(25,268)		93.34
Forfeited	(111,637)	[3]	100.84
Expired	(1,549)		206.52
Options outstanding, end of period	169,154	[4]	$111.55	5.66	$3,469,093
Options exercisable, end of period	127,951		$111.15	4.37	$2,881,327

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2025 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of March 31, 2025. This amount will change as the stock's market price changes. The total intrinsic value and tax benefit of options exercised during the years ended March 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Intrinsic value of options exercised	$961,758	$1,556,871	$493,418
Tax benefit of options exercised	$235,631	$381,433	$120,887

The total fair value of stock options vested during the years ended March 31, 2025, 2024, and 2023 were $2,193,533, $2,466,706 and 2,602,858, respectively.

As of March 31, 2025, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.7 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock and Performance Shares

During fiscal 2025, the Company granted 71,186 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $111.64 per share.

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

The total fair value of restricted stock vested during the years ended March 31, 2025, 2024, and 2023 were $7,293,854, $7,796,666, and $6,721,492, respectively.

As of March 31, 2025, there was approximately $5.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 0.7 years based on current estimates.

3 As the $25.30 Performance Options performance target was not met as of March 31, 2025, 100% of the outstanding shares associated with this performance award, or 102,925 shares, were forfeited as of March 31, 2025.
4 Of the 169,154 options outstanding, 15,703 are not yet exercisable based solely on fulfilling a service condition and another 25,500 are not yet exercisable based solely on fulfilling the performance condition associated with the Performance Options granted on December 18, 2024.

A summary of the status of the Company’s restricted stock as of March 31, 2025 and changes during the year ended March 31, 2025, are presented below:

	Shares		Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2024	388,577		$101.18
Granted during the period	71,186		111.64
Vested during the period	(62,577)		104.08
Forfeited during the period	(237,503)	[5]	100.64
Outstanding at March 31, 2025	159,683		$105.52

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the years ended March 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Stock-based compensation related to equity classified units:
Stock-based compensation (reversal) related to stock options	$607,275	$(3,754,209)	$2,442,309
Stock-based compensation (reversal) related to restricted stock	(20,296,243)	2,071,122	6,610,526
Total stock-based compensation related to equity classified awards	$(19,688,968)	$(1,683,087)	$9,052,835

5 As the $20.45 Performance Shares performance target was not met as of March 31, 2025, 100% of the outstanding shares associated with this performance award, or 185,088 shares, were forfeited as of March 31, 2025. Additionally, 34,415 of the 122,912 outstanding shares associated with the $16.35 Performance Shares performance target were forfeited.

(13)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2025, 2024, and 2023:

	2025	2024	2023
Acquisitions:
Number of loan portfolios acquired through asset purchases	6	1	50

Purchase price	$18,947,294	$1,978,815	$23,131,758
Tangible assets:
Loans receivable, net	18,812,693	2,133,410	28,322,554

Purchase price amount over (below) carrying value of net tangible assets[6]	$134,601	$(154,595)	$(5,190,796)

Customer lists	$127,995	$—	$—
Non-compete agreements	6,606	—	—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. During the year ended March 31, 2025, the remaining benefit was recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and amortized over the life of loans receivable acquired, which resulted in a $1.0 million discount on loans acquired in asset purchases of which $0.6 million was amortized to interest income.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the years ended March 31, 2025, 2024, and 2023.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.
6 For acquisitions of loan portfolios at a discount during the years ended March 31, 2024 and 2023, the Company recorded a $154.6 thousand gain before income tax of $41.9 thousand and a $5.2 million gain before income tax of $1.2 million, respectively, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations.

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

		March 31, 2025		March 31, 2024
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$9,730,296	$9,730,296	$11,839,460	$11,839,460
Loans receivable, net	3	812,968,685	812,968,685	847,440,309	847,440,309

LIABILITIES
Senior unsecured notes payable	2	184,418,211	182,754,759	272,609,632	254,208,482
Senior notes payable	3	262,451,475	262,451,475	223,419,132	223,419,132

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and 2024.

(15)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2025				Fiscal 2024
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$129,527	$131,410	$138,633	$165,272	$139,324	$136,875	$137,750	$159,265
Provision for credit losses	45,419	46,669	44,103	33,024	46,602	40,463	40,632	29,276
General and administrative expenses	61,412	46,355	67,223	65,940	68,125	62,948	65,909	71,619
Interest expense	9,769	10,457	11,294	11,190	12,242	12,543	11,690	11,757
Income tax expense	2,980	5,800	2,624	10,840	2,816	4,839	2,853	11,555
Net income	$9,947	$22,129	$13,389	$44,278	$9,539	$16,082	$16,666	$35,058

Net income per common share:
Basic	$1.82	$4.05	$2.46	$8.33	$1.65	$2.78	$2.89	6.19
Diluted	$1.79	$3.99	$2.45	$8.13	$1.62	$2.71	$2.84	6.09

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

(17)Subsequent Events

On April 25, 2025, 72% of the shares subject to the $16.35 Performance Shares, or 88,497 shares, vested after certification of performance achievement by the Compensation Committee.

On April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2025. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2025 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ R. Chad Prashad		By: /s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President and Chief Executive Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	May 22, 2025	Date:	May 22, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated May 22, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses
As described in Notes 1 and 2 to the financial statements, the Company established an allowance for credit losses of $103.3 million as of March 31, 2025, which was estimated using the Company’s current expected credit loss (CECL) model. The Company’s CECL model estimates the allowance for credit losses for each Customer Tenure bucket using a historical migration analysis for the twelve most recent historical twelve-month migration periods. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans, except for tax advance loans, greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying, and percentage of gross loans that are acquired loans as compared to metrics in the historical migration period. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management’s judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. Management also utilizes a reasonable and supportable forecast by comparing the most recent six-month loss curves to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Management utilized significant judgment in developing qualitative factors and reasonable and supportable forecasts.

We identified the qualitative factors and reasonable and supportable forecasts of the allowance for credit losses as a critical audit matter, as auditing management’s judgments of qualitative factors and reasonable and supportable forecasts required a high degree of auditor judgment and increased extent of audit effort.

Our audit procedures related to the Company’s estimate of qualitative factors and reasonable and supportable forecasts of the allowance for credit losses, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses as of March 31, 2025, and tested such controls for design and operating effectiveness, in particular, those controls over (a) quarterly review and approval of the appropriateness of the key assumptions of the CECL model, and (b) the quarterly management review control providing approval of the allowance for credit losses, both of which cover the Company’s development of qualitative factors and reasonable and supportable forecasts.

•We evaluated the reasonableness of management’s methodology, including the relevance of data inputs utilized, in developing qualitative factors and reasonable and supportable forecasts.

•We tested the completeness and accuracy of data inputs utilized by management in developing qualitative factors and reasonable and supportable forecasts by comparing to internal and external source data and documents.

•We evaluated the reasonableness of management’s conclusions regarding whether adjustments to historical migration rates were necessary for qualitative factors and reasonable and supportable forecasts.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
May 22, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes to the consolidated financial statements and our report dated May 22, 2025 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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
May 22, 2025

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Insider Trading Policies and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (which was filed with the SEC on May 23, 2024).

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

For additional information on our stock option plans, see Note 12 in the Notes to Consolidated Financial Statements for the year ended March 31, 2025.

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

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2025 and 2024

        Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2025, 2024, and 2023

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025, 2024, and 2023

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
4.03	Indenture, dated as of September 27, 2021, among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A.		8-K	4.1	09-28-21
10.01	Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019		8-K	10.1	06-07-19
10.02	Amended and Restated Security Agreement, Pledge and Indenture of Trust, dated as of June 7, 2019		8-K	10.2	06-07-19
10.03	Amended and Restated Security Agreement, Pledge and Indenture of Trust (subsidiaries), dated as of June 7, 2019		8-K	10.3	06-07-19
10.04	Amended and Restated Guaranty Agreement, dated as of June 7, 2019		8-K	10.4	06-07-19
10.05	First Amendment to Amended and Restated Revolving Credit Facility dated December 20, 2019		8-K	10.1	12-23-19
10.06	Second Amendment to Amended and Restated Revolving Credit Facility dated April 29, 2020		8-K	10.1	04-30-20
10.07	Third Amendment to Amended and Restated Revolving Credit Facility, dated July 24, 2020		8-K	10.1	07-24-20
10.08	Fourth Amendment to Amended and Restated Revolving Credit Facility dated December 15, 2020		8-K/A	10.1	12-16-20
10.09	Fifth Amendment to Amended and Restated Revolving Credit Facility dated March 26, 2021		8-K	10.1	03-29-21
10.10	Sixth Amendment to Amended and Restated Revolving Credit Facility dated September 27, 2021		8-K	10.1	09-28-21
10.11	Seventh Amendment to Amended and Restated Revolving Credit Facility dated May 3, 2022		8-K	10.1	05-06-22
10.12	Eighth Amendment to Amended and Restated Revolving Credit Facility dated July 27, 2022		8-K	10.1	7-27-22
10.13	Ninth Amendment to Amended and Restated Revolving Credit Facility dated November 23, 2022		8-K	10.1	11-23-22
10.14	Tenth Amendment to Amended and Restated Revolving Credit Facility dated July 18, 2023		8-K	10.1	07-18-23
10.15	Eleventh Amendment to Amended and Restated Revolving Credit Facility dated November 9, 2023		8-K	10.1	11-09-23
10.16	Twelve Amendment to Amended and Restated Revolving Credit Facility dated February 28, 2024		8-K	10.1	02-28-24
10.17+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.18+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.19+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.20+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.21+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.22+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19

10.23+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.24+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.25+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.26+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.27+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.28+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.29+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.30+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.31+	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.32+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.33+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.34+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.35+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.36+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.37+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.38+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.39+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.40+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.41+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.42+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and R. Chad Prashad		8-K	10.2	04-19-19
10.43+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.44+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and D. Clinton Dyer		8-K	10.4	04-19-19
10.45+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
19	Insider Trading Policy		10-K	19	05-23-24
21	Schedule of the Company’s Subsidiaries as of March 31, 2025	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
97	Policy Relating to Recovery of Erroneously Awarded Compensation	*

101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in XBRL:	*
(i) Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024;
(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023;
(iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023;
(iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025, March 31, 2024, and March 31, 2023; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ R. Chad Prashad
R. Chad Prashad
President and Chief Executive Officer
Date:	May 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Chad Prashad		/s/ John L. Calmes, Jr.
R. Chad Prashad		John L. Calmes, Jr.
President, Chief Executive Officer and Director		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	May 22, 2025	Date:	May 22, 2025

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	May 22, 2025

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	May 22, 2025	Date:	May 22, 2025

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	May 22, 2025	Date:	May 22, 2025

/s/ Beth Neuhoff		/s/ Benjamin Robinson
Beth Neuhoff		Benjamin Robinson
Director		Director
Date:	May 22, 2025	Date:	May 22, 2025