Form 10-Q
period 2025-06-30
WORLD ACCEPTANCE CORP
filed 2025-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

The number of outstanding shares of the issuer’s common stock, no par value, as of August 1, 2025 was 5,445,788.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2026" are to the Company’s fiscal year ending March 31, 2026; all references in this report to "fiscal 2025" are to the Company's fiscal year ended March 31, 2025; and all references to "fiscal 2019" are to the Company’s fiscal year ended March 31, 2019.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
2018 Performance Option Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
2018 Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2024 Performance Options	Performance options granted on December 18, 2024 under the 2017 Plan
2024 Performance Shares	Performance shares granted on December 18, 2024 under the 2017 Plan
2024 Performance Option Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025
2024 Performance Share Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
$16.35 Performance Shares	Performance shares associated with the $16.35 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
2025 Performance Shares	Performance shares granted on June 10, 2025 under the 2017 Plan
2025 Performance Share Measurement Period	The performance period beginning on July 01, 2025 and ending on March 31, 2027 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off

Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
TAL	Tax Advance Loan

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$8,126,292	$9,730,296
Gross loans receivable	1,264,340,621	1,225,635,918
Less:
Unearned interest, insurance and fees	(326,215,023)	(309,320,104)
Allowance for credit losses	(109,027,028)	(103,347,129)
Loans receivable, net	829,098,570	812,968,685
Income taxes receivable	7,629,460	—
Operating lease right‐of‐use assets, net	74,571,796	76,234,832
Property and equipment, net	19,138,343	19,765,788
Deferred income taxes, net	29,126,983	33,291,074
Other assets, net	42,430,604	40,871,600
Goodwill	7,370,791	7,370,791
Intangible assets, net	6,563,566	7,394,581
Total assets	$1,024,056,405	$1,007,627,647

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Senior notes payable	$302,673,702	$262,451,475
Senior unsecured notes payable, net	169,064,077	184,418,211
Income taxes payable	—	222,742
Operating lease liability	77,086,765	78,689,723
Accounts payable and accrued expenses	47,380,523	42,365,032
Total liabilities	596,205,067	568,147,183

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,443,265 and 5,374,012 shares at June 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	266,471,596	266,426,478
Retained earnings	161,379,742	173,053,986
Total shareholders' equity	427,851,338	439,480,464

Total liabilities and shareholders' equity	$1,024,056,405	$1,007,627,647

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2025	2024
Revenues:
Interest and fee income	$115,302,802	$111,161,086
Insurance and other income, net	17,149,118	18,366,180
Total revenues	132,451,920	129,527,266

Expenses:
Provision for credit losses	50,515,969	45,419,007
General and administrative expenses:
Personnel	45,761,527	36,976,186
Occupancy and equipment	11,785,658	12,163,775
Advertising	2,298,906	1,656,279
Amortization of intangible assets	831,015	1,005,750
Other	9,683,146	9,610,334
Total general and administrative expenses	70,360,252	61,412,324

Interest expense	9,629,883	9,768,771
Total expenses	130,506,104	116,600,102

Income before income taxes	1,945,816	12,927,164

Income tax expense	601,749	2,979,737

Net income	$1,344,067	$9,947,427

Net income per common share:
Basic	$0.26	$1.82
Diluted	$0.25	$1.79
Weighted average common shares outstanding:
Basic	5,224,004	5,480,205
Diluted	5,288,643	5,567,818

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$173,053,986	$439,480,464
Proceeds from exercise of stock options	16,360	1,566,318	—	1,566,318
Common stock repurchases	(87,609)	—	(13,018,311)	(13,018,311)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($4,627,907)	140,502	(1,797,081)	—	(1,797,081)
Stock-based compensation related to stock options	—	275,881	—	275,881
Net income	—	—	1,344,067	1,344,067
Balances at June 30, 2025	5,443,265	$266,471,596	$161,379,742	$427,851,338

	Three months ended June 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	7,011	686,382	—	686,382
Common stock repurchases	(79,324)	—	(11,254,770)	(11,254,770)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($131,242)	(18,954)	(1,338,807)	—	(1,338,807)
Stock-based compensation related to stock options	—	143,720	—	143,720
Net income	—	—	9,947,427	9,947,427
Balances at June 30, 2024	5,847,398	$285,924,247	$136,686,921	$422,611,168

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$1,344,067	$9,947,427
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	831,015	1,005,750
Accrued unearned interest	(2,433,938)	(1,225,006)
Amortization of deferred loan cost	3,707,858	3,351,475
Loss (gain) on extinguishment of senior unsecured notes payable	43,438	(841,902)
Amortization of debt issuance costs	279,131	347,904
Amortization of discount on loans acquired in an asset purchase	(210,541)	—
Provision for credit losses	50,515,969	45,419,007
Depreciation	1,516,849	1,643,118
Gain on sale of property and equipment	(330,424)	(22,972)
Deferred income tax expense (benefit)	4,164,091	(1,482,294)
Stock-based compensation (reversal) related to equity classified awards	3,106,707	(1,063,845)
Change in accounts:
Other assets, net	(1,497,187)	(3,675,104)
Income taxes receivable and payable	(7,852,202)	(859,377)
Accounts payable and accrued expenses	4,968,214	(4,133,254)
Net cash provided by operating activities	58,153,047	48,410,927
Cash flows from investing activities:
Increase in loans receivable, net	(67,709,233)	(34,946,897)
Purchases of property and equipment	(1,038,887)	(1,083,641)
Proceeds from the sale of property and equipment	479,907	161,582
Net cash used in investing activities	(68,268,213)	(35,868,956)
Cash flow from financing activities:
Borrowings from senior notes payable	92,048,258	94,138,260
Payments on senior notes payable	(51,826,031)	(75,829,647)
Payments for extinguished senior unsecured notes payable	(15,519,066)	(20,962,500)
Payments for debt extinguishment costs	(26,450)	(12,500)
Debt issuance costs associated with senior notes payable	(132,926)	(2,364)
Proceeds from exercise of stock options	1,566,318	686,382
Payments for taxes related to net share settlement of equity awards	(4,627,907)	(131,242)
Repurchase of common stock	(12,971,034)	(11,148,682)
Net cash provided by (used in) financing activities	8,511,162	(13,262,293)
Net change in cash and cash equivalents	(1,604,004)	(720,322)
Cash and cash equivalents at beginning of period	9,730,296	11,839,460
Cash and cash equivalents at end of period	$8,126,292	$11,119,138

Supplemental Disclosures:
Interest paid during the period	$12,458,528	$15,255,371
Income taxes paid during the period	$1,025,938	$954,509
Excise tax on stock repurchases not paid during the period	$47,277	$106,088

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2025 and 2024 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2025, and the results of operations and cash flows for the periods ended June 30, 2025 and 2024, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC (the "fiscal 2025 Annual Report"). The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the fiscal 2025 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.8 million and $5.5 million as of June 30, 2025 and March 31, 2025, respectively.

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

During the three months ended June 30, 2025, the Company operated in sixteen states in the United States. As of June 30, 2025 and March 31, 2025, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

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

The Company has one reportable segment: the consumer finance segment. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done within the existing branch network in conjunction with or as a complement to the lending operations. There is no discrete financial information available for these activities, and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments. The accounting policies of the Company's segment are described within this Note 1 to the Consolidated Financial Statements, as well as the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the fiscal 2025 Annual Report.

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

		June 30, 2025		March 31, 2025
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$8,126,292	$8,126,292	$9,730,296	$9,730,296
Loans receivable, net	3	829,098,570	829,098,570	812,968,685	812,968,685

LIABILITIES
Senior unsecured notes payable, net	2	169,064,077	168,981,236	184,418,211	182,754,759
Senior notes payable	3	302,673,702	302,673,702	262,451,475	262,451,475

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 or March 31, 2025.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2025	March 31, 2025
0 to 5 months	$90,769,121	$101,878,703
6 to 17 months	93,051,287	75,379,597
18 to 35 months	98,386,262	99,857,401
36 to 59 months	142,981,865	130,228,889
60+ months	836,171,692	813,921,811

TALs	2,980,394	4,369,517
Total gross loans	$1,264,340,621	$1,225,635,918

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at June 30, 2025 and March 31, 2025 was 5.0% and 4.5%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,098,396,462	$50,274,171	$4,490,503	$354,683	$9,227	$4,913	$1,153,529,959
30 - 60 days past due	37,799,155	4,080,719	565,849	95,444	—	5,570	42,546,737
61 - 90 days past due	22,927,453	2,729,137	305,748	41,703	4,206	—	26,008,247
91 or more days past due	33,460,125	5,237,013	496,744	80,505	897	—	39,275,284
Total	$1,192,583,195	$62,321,040	$5,858,844	$572,335	$14,330	$10,483	$1,261,360,227

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$344,446	$60,651	$—	$—	$—	$—	$405,097
30 - 60 days past due	122,637	24,915	—	—	—	—	147,552
61 - 90 days past due	143,893	23,322	—	—	—	—	167,215
91 or more days past due	2,223,644	36,886	—	—	—	—	2,260,530
Total	$2,834,620	$145,774	$—	$—	$—	$—	$2,980,394
Total gross loans							$1,264,340,621

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,053,793,007	$50,053,899	$4,842,323	$251,689	$9,764	$3,256	$1,108,953,938
30 - 60 days past due	34,713,638	3,762,456	510,626	70,739	3,765	6,865	39,068,089
61 - 90 days past due	25,209,122	2,176,520	202,706	43,404	1,606	—	27,633,358
91 or more days past due	40,846,872	4,315,756	359,135	80,844	2,352	6,057	45,611,016
Total	$1,154,562,639	$60,308,631	$5,914,790	$446,676	$17,487	$16,178	$1,221,266,401

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,634,949	$137,685	$—	$—	$—	$—	$2,772,634
30 - 60 days past due	1,477,466	26,980	—	—	—	—	1,504,446
61 - 90 days past due	—	22,376	—	—	—	—	22,376
91 or more days past due	—	70,061	—	—	—	—	70,061
Total	$4,112,415	$257,102	$—	$—	$—	$—	$4,369,517
Total gross loans							$1,225,635,918

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,086,616,028	$44,704,746	$3,443,044	$183,643	$1,693	$—	$1,134,949,154
30 - 60 days past due	39,423,055	2,947,200	242,369	28,913	—	—	42,641,537
61 - 90 days past due	25,089,307	2,797,611	238,662	18,268	—	—	28,143,848
91 or more days past due	41,454,805	11,871,483	1,934,769	341,511	12,637	10,483	55,625,688
Total	$1,192,583,195	$62,321,040	$5,858,844	$572,335	$14,330	$10,483	$1,261,360,227

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$251,856	$45,819	$—	$—	$—	$—	$297,675
30 - 60 days past due	140,488	22,218	—	—	—	—	162,706
61 - 90 days past due	191,002	17,777	—	—	—	—	208,779
91 or more days past due	2,251,274	59,960	—	—	—	—	2,311,234
Total	$2,834,620	$145,774	$—	$—	$—	$—	$2,980,394
Total gross loans							$1,264,340,621

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,036,242,539	$43,391,314	$3,580,872	$112,427	$1,559	$—	$1,083,328,711
30 - 60 days past due	38,559,638	3,062,579	231,471	20,496	—	—	41,874,184
61 - 90 days past due	30,254,181	2,750,211	235,759	11,600	—	—	33,251,751
91 or more days past due	49,506,281	11,104,527	1,866,688	302,153	15,928	16,178	62,811,755
Total	$1,154,562,639	$60,308,631	$5,914,790	$446,676	$17,487	$16,178	$1,221,266,401

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$2,634,950	$111,585	$—	$—	$—	$—	$2,746,535
30 - 60 days past due	1,477,465	15,502	—	—	—	—	1,492,967
61 - 90 days past due	—	19,812	—	—	—	—	19,812
91 or more days past due	—	110,203	—	—	—	—	110,203
Total	$4,112,415	$257,102	$—	$—	$—	$—	$4,369,517
Total gross loans							$1,225,635,918

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three months ended June 30, 2025:

	Three months ended June 30,
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2020 and prior	$6,045	$—	$6,045
2021	85,866	—	85,866
2022	331,121	—	331,121
2023	3,927,524	79,991	4,007,515
2024	45,057,496	4,000	45,061,496
2025	5,306	—	5,306
Total	$49,413,358	$83,991	$49,497,349

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three months ended June 30, 2024:

	Three months ended June 30,
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2019 and prior	$20,281	$—	$20,281
2020	11,268	—	11,268
2021	322,944	—	322,944
2022	4,275,700	—	4,275,700
2023	39,206,136	53,125	39,259,261
2024	—	—	—
Total	$43,836,329	$53,125	$43,889,454

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2025 to June 30, 2025 was primarily due to a seasonally driven increase in expected loss rates during the period.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of June 30, 2025 and March 31, 2025, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Beginning balance	$103,347,129	$102,962,811
Provision for credit losses	50,515,969	45,419,007
Charge-offs	(49,497,349)	(43,889,454)
Recoveries[1]	4,661,279	5,150,999
Net charge-offs	(44,836,070)	(38,738,455)
Ending Balance	$109,027,028	$109,643,363

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$71,230,039	$5,951,108	$4,623,660	$8,964,314	$19,539,082	$90,769,121
6 to 17 months	82,107,197	4,404,465	2,715,522	3,824,103	10,944,090	93,051,287
18 to 35 months	88,353,313	3,938,833	2,291,500	3,802,616	10,032,949	98,386,262
36 to 59 months	130,434,185	5,243,182	3,095,509	4,208,989	12,547,680	142,981,865
60+ months	781,405,225	23,009,149	13,282,056	18,475,262	54,766,467	836,171,692

TALs	405,097	147,552	167,215	2,260,530	2,575,297	2,980,394
Total gross loans	1,153,935,056	42,694,289	26,175,462	41,535,814	110,405,565	1,264,340,621
Unearned interest, insurance and fees	(297,011,321)	(7,512,082)	(7,428,947)	(14,262,673)	(29,203,702)	(326,215,023)
Total net loans	$856,923,735	$35,182,207	$18,746,515	$27,273,141	$81,201,863	$938,125,598

Percentage of period-end gross loans receivable		3.4%	2.1%	3.3%	8.8%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

1 Recoveries during the three months ended June 30, 2025 and 2024 include $2.2 million and $2.6 million in proceeds related to the recurring sales of charge-offs, respectively. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,087,815	$6,036,410	$6,587,901	$12,166,577	$24,790,888	$101,878,703
6 to 17 months	65,677,583	3,126,374	2,398,424	4,177,216	9,702,014	75,379,597
18 to 35 months	89,776,541	3,700,216	2,394,549	3,986,095	10,080,860	99,857,401
36 to 59 months	117,976,116	4,641,585	2,917,862	4,693,326	12,252,773	130,228,889
60+ months	758,435,883	21,563,504	13,334,622	20,587,802	55,485,928	813,921,811

TALs	2,772,634	1,504,446	22,376	70,061	1,596,883	4,369,517
Total gross loans	1,111,726,572	40,572,535	27,655,734	45,681,077	113,909,346	1,225,635,918
Unearned interest, insurance and fees	(282,034,628)	(7,588,025)	(7,590,060)	(12,107,391)	(27,285,476)	(309,320,104)
Total net loans	$829,691,944	$32,984,510	$20,065,674	$33,573,686	$86,623,870	$916,315,814

Percentage of period-end gross loans receivable		3.3%	2.3%	3.7%	9.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$70,094,293	$5,804,708	$4,600,329	$10,269,791	$20,674,828	$90,769,121
6 to 17 months	81,210,729	4,251,037	2,749,149	4,840,372	11,840,558	93,051,287
18 to 35 months	86,554,732	3,892,784	2,464,985	5,473,761	11,831,530	98,386,262
36 to 59 months	128,007,308	5,110,892	3,342,377	6,521,288	14,974,557	142,981,865
60+ months	769,082,092	23,582,116	14,987,008	28,520,476	67,089,600	836,171,692

TALs	297,675	162,706	208,779	2,311,234	2,682,719	2,980,394
Total gross loans	1,135,246,829	42,804,243	28,352,627	57,936,922	129,093,792	1,264,340,621
Unearned interest, insurance and fees	(300,909,104)	(7,976,840)	(6,906,545)	(10,422,534)	(25,305,919)	(326,215,023)
Total net loans	$834,337,725	$34,827,403	$21,446,082	$47,514,388	$103,787,873	$938,125,598

Percentage of period-end gross loans receivable		3.4%	2.2%	4.6%	10.2%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$75,594,279	$6,149,270	$6,896,035	$13,239,119	$26,284,424	$101,878,703
6 to 17 months	64,188,458	3,112,624	2,739,963	5,338,552	11,191,139	75,379,597
18 to 35 months	87,012,982	3,864,242	2,986,200	5,993,977	12,844,419	99,857,401
36 to 59 months	114,388,973	4,869,065	3,611,704	7,359,147	15,839,916	130,228,889
60+ months	742,144,019	23,878,983	17,017,849	30,880,960	71,777,792	813,921,811

TALs	2,746,535	1,492,967	19,812	110,203	1,622,982	4,369,517
Total gross loans	1,086,075,246	43,367,151	33,271,563	62,921,958	139,560,672	1,225,635,918
Unearned interest, insurance and fees	(276,573,216)	(7,561,258)	(9,034,007)	(16,151,623)	(32,746,888)	(309,320,104)
Total net loans	$809,502,030	$35,805,893	$24,237,556	$46,770,335	$106,813,784	$916,315,814

Percentage of period-end gross loans receivable		3.5%	2.7%	5.1%	11.4%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Customer Tenure
0 to 5 months	$(1,424,481)	$(1,147,060)
6 to 17 months	(650,344)	(591,258)
18 to 35 months	(515,858)	(767,769)
36 to 59 months	(583,762)	(870,532)
60+ months	(2,758,807)	(2,687,769)
Total	$(5,933,252)	$(6,064,388)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three months ended June 30, 2025 and 2024:

	Nonaccrual Loans Receivable
Customer Tenure	As of June 30, 2025	As of March 31, 2025	Interest Income Recognized for the three months ended June 30, 2025	Interest Income Recognized for the three months ended June 30, 2024
0 to 5 months	$14,670,640	$19,169,040	$251,599	$198,802
6 to 17 months	7,857,219	8,510,132	246,225	235,464
18 to 35 months	8,611,773	10,024,500	347,700	361,284
36 to 59 months	10,651,874	12,151,649	432,061	471,665
60+ months	47,032,411	52,154,586	1,856,515	1,462,925
Unearned interest, insurance and fees	(20,306,095)	(23,775,911)
Total	$68,517,822	$78,233,996	$3,134,100	$2,730,140

As of June 30, 2025 and March 31, 2025, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 5 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its senior notes payable's effective annual interest rate to determine the discount rate when evaluating leases under Topic 842. Specifically, Management applies its senior notes payable's effective annual interest rate at the end of the prior fiscal year to leases entered into in the following year. For example, the senior notes payable's annual effective interest rate of 9.5% at March 31, 2025 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2026.

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

As of June 30, 2025 and 2024, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Lease Cost
Operating lease cost	$6,317,365	$6,179,179
Variable lease cost	954,602	1,088,833
Total lease cost	$7,271,967	$7,268,012

The following table reports other information about the Company's leases for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,257,288	$6,288,260
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,282,109	$5,876,619
Weighted average remaining lease term — operating leases	6.4 years	6.7 years
Weighted-average discount rate — operating leases	7.1%	6.4%

The aggregate annual lease obligations as of June 30, 2025 are as follows:

Operating Leases
2026	$17,463,672
2027	19,281,360
2028	15,717,240
2029	11,615,907
2030	7,954,500
Thereafter	24,047,027
Total undiscounted lease liability	$96,079,706
Imputed interest	18,992,941
Total discounted lease liability	$77,086,765

The Company had no leases with related parties as of June 30, 2025 or March 31, 2025.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2025	2024
Basic:
Weighted average common shares outstanding (denominator)	5,224,004	5,480,205

Diluted:
Weighted average common shares outstanding	5,224,004	5,480,205
Dilutive potential common shares	64,639	87,613
Weighted average diluted shares outstanding (denominator)	5,288,643	5,567,818

Under the treasury stock method, options to purchase 163,021 and 259,355 shares of common stock at various prices were outstanding during the three months ended June 30, 2025 and 2024, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan and the 2017 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,350,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At June 30, 2025, there were a total of 302,532 shares of common stock remaining available for grant under the 2017 Plan. There were no shares of common stock remaining available for grant under the 2008 or 2011 plan at June 30, 2025.

Stock options granted under these plans have a maximum term of 10 years. Service Options and Restricted Stock granted under these plans typically vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The performance vesting conditions associated with Performance Shares and Performance Options are further discussed below within this Note 7 to the Consolidated Financial Statements.

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

Pursuant to this program, in fiscal 2019, the Compensation Committee approved grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2011 Plan and the 2017 Plan to certain employee directors, vice presidents of operations, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved certain grants of Service Options and Restricted Stock to certain non-employee directors of the Company.

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares could have vested, if at all, based on the achievement of two trailing EPS performance targets established by the Compensation Committee that are based on EPS (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares were eligible to vest over the 2018 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

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

The Performance Options could have fully vested if the Company attained the trailing EPS target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025 as described below. Such performance target was established by the Compensation Committee and were measured at the end of each calendar quarter commencing on September 30, 2019. The Performance Options were eligible to vest over the 2018 Performance Option Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Option Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

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

2024 and 2025 Long-term Incentive Programs and Non-Employee Director Awards

On December 18, 2024, the Compensation Committee and Board of Directors approved grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2017 Plan to certain employee directors, vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved grants of Restricted Stock to non-employee directors of the Company.

Up to 100% of the shares of restricted stock subject to the 2024 Performance Share awards will vest, if at all, based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Share Measurement Period, for which achievement must be certified by the Compensation Committee. The 2024 Performance Shares are eligible to vest over the 2024 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2024 Performance Share Measurement Period or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

Up to 100% of the 2024 Performance Options will vest, if at all, based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Option Measurement Period, for which achievement must be certified by the Compensation Committee. The 2024 Performance Options mainly vest in three equal annual installments, beginning on January 30, 2026, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

On June 10, 2025, the Compensation Committee and Board of Directors approved grants of Restricted Stock and Performance Shares under the 2017 Plan to certain vice presidents, senior vice presidents, and executive officers. Separately, the Compensation Committee approved grants of Restricted Stock to non-employee directors of the Company.

Up to 100% of the shares of restricted stock subject to the 2025 Performance Share awards will vest, if at all, based on the achievement of a trailing EPS performance target established by the Compensation Committee that is based on EPS for the previous four calendar quarters. The 2025 Performance Shares are eligible to vest over the 2025 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2025 Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

The 2025 Performance Shares performance target is set forth below.

Trailing 4-Quarter EPS Targets for July 1, 2025 through March 31, 2027	Restricted Stock Eligible for Vesting (Percentage of Award)
$18.40	100%

Stock Options

The Company did not grant stock options during the three months ended June 30, 2025.

Option activity for the three months ended June 30, 2025 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	169,154		$111.55
Exercised during period	(16,360)		95.74
Forfeited during period	(1,000)		111.64
Expired during period	(550)		208.68
Options outstanding, end of period	151,244	[2]	$112.91	5.6 years	$8,145,272
Options exercisable, end of period	111,041		$112.94	4.2 years	$6,042,366

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2025 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of June 30, 2025. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three month periods ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
	2025	2024

Intrinsic value of options exercised	$1,000,598	$256,797
Tax benefit of options exercised	245,147	62,915

No stock options vested during the three months ended June 30, 2025. As of June 30, 2025, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.3 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock and Performance Shares

During the first three months of fiscal 2026, the Company granted 175,000 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors with a grant date weighted average fair value of $157.79 per share.

The total fair value of restricted stock vested during the three months ended June 30, 2025 was $11,871,873. As of June 30, 2025, there was approximately $30.5 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 2.1 years based on current estimates.

2 Of the 151,244 options outstanding, 14,703 are not yet exercisable based solely on fulfilling a service condition and another 25,500 are not yet exercisable based solely on fulfilling performance conditions.

A summary of the status of the Company’s restricted stock as of June 30, 2025, and changes during the three months ended June 30, 2025, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2025	159,683	$105.52
Granted during the period	175,000	157.79
Vested during the period	(88,497)	100.60
Outstanding at June 30, 2025	246,186	$144.45

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three month periods ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,
	2025	2024
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$275,881	$143,720
Stock-based compensation (reversal) related to restricted stock[3]	2,830,826	(1,207,565)
Total stock-based compensation (reversal) related to equity classified awards	$3,106,707	$(1,063,845)

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

There was no acquisition activity for the three months ended June 30, 2025 and 2024.

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the three months ended June 30, 2025 and 2024.

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

NOTE 9 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	June 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(49,310,883)	$6,547,732	$55,858,615	$(48,489,153)	$7,369,462
Non-compete agreements	10,534,749	(10,518,915)	15,834	10,534,749	(10,509,630)	25,119
Total	$66,393,364	$(59,829,798)	$6,563,566	$66,393,364	$(58,998,783)	$7,394,581

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $2.4 million for the remainder of 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; and an aggregate of $0.1 million for the years thereafter.

NOTE 10 – DEBT

Senior Notes Payable; Revolving Credit Facility

At June 30, 2025, the Company's senior notes payable consisted of a $580.0 million senior revolving credit facility, which has an accordion feature permitting the maximum aggregate commitments to increase to $730.0 million provided that certain conditions are met.

At June 30, 2025, $302.7 million was outstanding under the Company's credit facility, not including $889.7 thousand in outstanding standby letters of credit, which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the credit facility. There are no amounts due related to the letters of credit as of June 30, 2025. At June 30, 2025, subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The revolving credit facility has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 8.7% annualized and 9.5%, respectively. At June 30, 2025, the unused amount available under the revolving credit facility was $276.4 million and borrowings under the revolving credit facility had a maturity date of June 7, 2026.

At June 30, 2025, substantially all of the Company’s assets were pledged as collateral for borrowings under the revolving credit agreement.

On July 22, 2025, the Company terminated this credit facility and entered into a new revolving credit facility. Refer to Note 13 to the Consolidated Financial Statements for information regarding the Company’s Revolving Credit Agreement.

Senior Unsecured Notes Payable

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026 (the "Notes"). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing and certain of its future subsidiaries that guarantee the revolving credit facility. Interest on the Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2022. At any time prior to November 1, 2023, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, as described in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. At any time on or after November 1, 2023, the Company may redeem the Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to November 1, 2023, the Company could have used the proceeds of certain equity offerings to redeem up to 40.0% of the aggregate principal amount of the Notes issued under the indenture at a redemption price equal to 107.0% of the principal amount of Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

During the three months ended June 30, 2025, the Company repurchased and extinguished $15.5 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $15.5 million.

During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

For the three months ended June 30, 2025 and 2024, the Company recognized a $43.0 thousand loss and an $0.8 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

As of June 30, 2025, the agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325.0 million; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.25 to 1.0 for each fiscal quarter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0 in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at June 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2026	$—
2027	472,499,702
2028	—
2029	—
2030	—
Thereafter	—
Total future debt payments	$472,499,702

NOTE 11 – INCOME TAXES

As of June 30, 2025 and March 31, 2025, the Company had $1.7 million and $1.1 million of total gross unrecognized tax benefits, including interest, respectively. Of these totals, approximately $1.4 million and $0.9 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At June 30, 2025, approximately $0.8 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $582.5 thousand accrued for gross interest as of June 30, 2025, and accrued $240.8 thousand during the three months ended June 30, 2025.

Investment in HTC was $20.6 million and $15.9 million as of June 30, 2025 and March 31, 2025, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $3.4 million and $4.1 million during the three months ended June 30, 2025 and 2024, respectively, in income tax expense. The Company recognized tax benefits from these investments of $3.8 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate increased to 30.9% for the three months ended June 30, 2025 compared to 23.1% for the prior year quarter. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current quarter, along with a decrease in pretax book income relative to an increase in disallowed executive compensation under Section 162(m) in the current quarter. This was partially offset by the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current quarter.

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

NOTE 13 – SUBSEQUENT EVENTS

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025. The Company is currently evaluating the potential tax implications of the OBBBA; however, based upon our preliminary assessment, we do not expect the legislation to have a material impact on our consolidated financial statements and related disclosures.

Revolving Credit Facility

On July 22, 2025, the Company entered into a three-year senior secured asset-based credit facility pursuant to a Revolving Credit Agreement (the “Revolving Credit Agreement”), by and among the Company, the lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent and Collateral Agent.

The Revolving Credit Agreement replaces the Company’s Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (as amended, the “Prior Credit Agreement”). The Revolving Credit Agreement provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million).

Termination of Amended and Restated Revolving Credit Facility

On July 22, 2025, in connection with entry into the Revolving Credit Agreement, the Company terminated the Prior Credit Agreement. The Prior Credit Agreement was scheduled to mature on June 7, 2026 and provided revolving loans in an aggregate commitment of up to $730.0 million. Refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s Prior Credit Agreement.

Note Redemption

On July 22, 2025, an irrevocable notice of full redemption (the “Notice”) of the Notes was delivered to the holders of the Notes. The Notice calls for the redemption of all of the outstanding Notes (the “Redemption”) on August 29, 2025 (the “Redemption Date”) at a redemption price equal to 101.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date. The aggregate principal amount of the outstanding Notes is $168.3 million. The Redemption is being made in accordance with the terms and conditions of the Notes and the indenture governing the Notes.

Share Repurchase Program

On July 22, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations.

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

These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's fiscal 2025 Annual Report, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make, except to the extent required by law.

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2025	2024
	(Dollars in thousands)
Gross loans receivable	$1,264,341	$1,274,819
Average gross loans receivable (1)	1,239,483	1,270,677
Net loans receivable (2)	938,126	944,485
Average net loans receivable (3)	922,484	942,603

Expenses as a percentage of total revenue:
Provision for credit losses	38.1%	35.1%
General and administrative	53.1%	47.4%
Interest expense	7.3%	7.5%
Operating income as a % of total revenue (4)	8.7%	17.5%

Loan volume (5)	$751,502	$682,197

Net charge-offs as percent of average net loans receivable on an annualized basis	19.4%	16.4%

Return on average assets (trailing 12 months)	7.7%	7.1%

Return on average equity (trailing 12 months)	19.0%	18.9%

Branches opened or acquired (merged or closed), net	(10)	(1)

Branches open (at period end)	1,014	1,047
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

Comparison of three months ended June 30, 2025 versus three months ended June 30, 2024

Gross loans outstanding decreased to $1.26 billion as of June 30, 2025, a 0.8% decrease from the $1.27 billion of gross loans outstanding as of June 30, 2024, which is a substantial improvement from the 4.0% year over year decrease as of March 31, 2025. During the most recent quarter, gross loans outstanding increased sequentially 3.2%, or $38.7 million, from $1.23 billion as of March 31, 2025, compared to a decrease of 0.2%, or $2.3 million, in the comparable quarter of the prior year. During the most recent quarter, our new, former and current customer borrowing increased when comparing the same quarter of fiscal 2025. Specifically, during the quarter, new, former and refinance customer loan volume increased 30.8%, 6.3% and 9.6%, respectively, compared to the same quarter of fiscal 2025. Our customer base increased by 4.0% during the twelve-month period ended June 30, 2025, compared to a decrease of 2.6% for the comparable period ended June 30, 2024. During the three months ended June 30, 2025 our unique borrowers increased by 0.8% compared to an increase of 0.5% during the three months ended June 30, 2024.

Net income for the three months ended June 30, 2025 decreased to $1.3 million, a 86.5% decrease from net income of $9.9 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $11.1 million, or 49.0%, compared to the same period of the prior year.

Revenues for the three months ended June 30, 2025 increased by $2.9 million, or 2.3%, to $132.5 million from $129.5 million for the same period of the prior year. Interest and fee income for the three months ended June 30, 2025 increased by $4.1 million, or 3.7%, from the same period of the prior year mostly due to an increase in interest yields.

Insurance and other income for the three months ended June 30, 2025 decreased by $1.2 million, or 6.6%, from the same period of the prior year. Insurance income decreased by approximately $1.4 million, or 10.8%, during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. The large loan portfolio decreased from 54.5% of the overall portfolio as of June 30, 2024, to 46.6% as of June 30, 2025. Other income increased $0.2 million, or 3.4%, to $5.6 million in the first quarter of fiscal 2026, compared to $5.4 million in the first quarter of fiscal 2025. Revenues from our tax return preparation business increased by $0.4 million, or 21.6%, in the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025 due to an increase in our average preparation fee.

The provision for credit losses increased $5.1 million, or 11.2%, to $50.5 million from $45.4 million when comparing the first quarter of fiscal 2026 to the first quarter of fiscal 2025. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q1 FY 2026	Q1 FY 2025	Difference	Reconciliation
Beginning Allowance - March 31	$103.4	$103.0	$0.4
Change due to Growth	$3.3	$(0.2)	$3.5	$3.5
Change due to Expected Loss Rate on Performing Loans	$5.7	$6.8	$(1.1)	$(1.1)
Change due to 90 day past due	$(3.3)	$0.1	$(3.4)	$(3.4)
Ending Allowance - June 30	$109.1	$109.7	$(0.6)	$(1.0)
Net Charge-offs	$44.8	$38.7	$6.1	$6.1
Provision	$50.5	$45.4	$5.1	$5.1
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision was negatively impacted by growth, a seasonality adjustment that occurs in the first quarter of each fiscal year, and net charge-offs. The improved quarter over quarter growth resulted in a $3.5 million increase in the provision. The seasonality adjustment negatively impacted the provision by approximately $5.0 million. As a reminder, the seasonality adjustment that occurs in the first quarter is removed in the December quarter due to the benefit of tax refunds that occurs in the March quarter. There was also a $1.0 million increase in our tax advance loans reserve during the quarter. This increase in reserve should be isolated to the first quarter.

Net charge-offs for the quarter increased $6.1 million, from $38.7 million in the first quarter of fiscal 2025 to $44.8 million in the first quarter of fiscal 2026. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased to 19.4% in the first quarter of fiscal 2026 from 16.4% in the first quarter of fiscal 2025.

The Company's allowance for credit losses as a percentage of net loans was 11.6% at each of June 30, 2025 and June 30, 2024. Accounts that were 61 days or more past due on a recency basis decreased to 5.4% at June 30, 2025 compared to 5.6% at June 30, 2024.

We experienced an improvement in recency delinquency on accounts at least 90 days past due, improving from 3.4% at June 30, 2024, to 3.3% at June 30, 2025.

G&A expenses for the three months ended June 30, 2025 increased by $8.9 million, or 14.6%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 47.4% during the three months ended June 30, 2024 to 53.1% during the three months ended June 30, 2025. G&A expenses per average open branch increased by 17.6% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $45.8 million for the three months ended June 30, 2025, a $8.8 million, or 23.8%, increase over the three months ended June 30, 2024. Salary expense increased approximately $1.1 million, or 3.6%, during the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Our headcount as of June 30, 2025 decreased 1.4% compared to June 30, 2024. Benefit expense increased approximately $2.2 million, or 31.7%, when comparing the quarterly periods ended June 30, 2025 and 2024. The increase in benefit expense is primarily the result of several large health claims experienced during the quarter. Incentive expense increased $5.7 million in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The increase in incentive expense is primarily due to a $4.2 million increase in share based compensation expense and a $1.6 million increase in field bonus expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025. The prior year quarter also included a $1.8 million reversal of share based compensation expense related to the retirement of an officer.

Occupancy and equipment expense totaled $11.8 million for the three months ended June 30, 2025, a $0.4 million, or 3.1%, decrease over the three months ended June 30, 2024. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the three months ended June 30, 2025, the average open branches decreased 2.6% compared to the three months ended June 30, 2024.

Advertising expense increased $0.6 million, or 38.8%, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $0.8 million for the three months ended June 30, 2025, a $0.2 million, or 17.4%, decrease over the three months ended June 30, 2024.

Other expense totaled $9.7 million for the three months ended June 30, 2025, a $0.1 million, or 0.8%, increase over the three months ended June 30, 2024.
Interest expense for the three months ended June 30, 2025 decreased by $0.1 million, or 1.4%, from the corresponding three months of the previous year. The decrease in interest expense was due to a 7.2% decrease in the average debt outstanding from $491.6 million to $456.2 million and a 2.7% decrease in the effective interest rate from 8.6% to 8.3%. The Company’s debt-to-equity ratio decreased from 1.2:1 at June 30, 2024 to 1.1:1 at June 30, 2025. The Company repurchased and extinguished $15.6 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $15.5 million during the third quarter of fiscal 2025.

Other key return ratios for the three months ended June 30, 2025 included a 7.7% return on average assets and a return on average equity of 19.0% (both on a trailing 12-month basis), as compared to a 7.1% return on average assets and a return on average equity of 18.9% (both on a trailing 12-month basis) for the three months ended June 30, 2024.

The Company’s effective income tax rate increased to 30.9% for the three months ended June 30, 2025 compared to 23.1% for the corresponding period of the previous year. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current quarter, along with a decrease in pretax book income relative to an increase in disallowed executive compensation under Section 162(m) in the current quarter. This was partially offset by the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current quarter.

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

See Part I, Item 1, “Business Government Regulation Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in each case, in the Company’s fiscal 2025 Annual Report for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2025 was $58.2 million.

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

During the three months ended June 30, 2025, the Company repurchased and extinguished $15.5 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $15.5 million.

During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

For the three months ended June 30, 2025 and 2024, the Company recognized a $43.0 thousand loss and an $0.8 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

On July 22, 2025, the Company delivered an irrevocable notice of redemption to the holders of the Notes for the redemption of all of the outstanding Notes (the “Redemption”) on August 29, 2025 (the “Redemption Date”) at a redemption price equal to 101.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but not including, the Redemption Date.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. However, as of June 30,2025, our revolving credit facility and the Notes limit share repurchases to up to 50% of consolidated adjusted net income for the period commencing January 1, 2019. As of June 30, 2025, we could repurchase approximately $7.2 million of shares under the terms of our senior unsecured notes payable. Additional share repurchases could be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. On July 22, 2025, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations.

As of June 30, 2025, the Company had a revolving credit facility with a syndicate of banks. The revolving credit facility provided for revolving borrowings of up to the lesser of (a) the aggregate commitments under the facility and (b) a borrowing base, and it includes $889.7 thousand in outstanding standby letters of credit.

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. At June 30, 2025, the aggregate commitments under the revolving credit facility were $580.0 million. The Company had $889.7 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator, as more completely described below. Further, under the amended and restated revolving credit agreement, the administrative agent had the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the revolving credit facility was 8.7% annualized and 9.5%, respectively. At June 30, 2025, the unused amount available under the revolving credit facility was $276.4 million. Borrowings under the revolving credit facility had a maturity date of June 7, 2026.

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

As of June 30, 2025, the agreement governing the Company’s revolving credit facility contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date for the revolving credit facility and that contains specified subordination terms, subject to limitations on amount imposed by the financial covenants under the agreement. The agreement's financial covenants include (i) a minimum consolidated net worth of $325 million; (ii) a maximum ratio of total debt to consolidated adjusted net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a maximum collateral performance indicator of 26.0% as of the end of each calendar month; and (iv) a minimum fixed charges coverage ratio of 2.25 to 1.0 for each fiscal quarter, where the ratio for the most recent four consecutive fiscal quarters must be at least 2.0 to 1.0, in order for the Company to declare dividends or purchase any class or series of its capital stock or other equity.

The collateral performance indicator is equal to the sum of (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate.

The Company was in compliance with these covenants at June 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

As of June 30, 2025, the agreement contained events of default including, without limitation, nonpayment of principal, interest or other obligations, violation of covenants, misrepresentation, cross-default to other debt, bankruptcy and other insolvency events, judgments, certain ERISA events, actual or asserted invalidity of loan documentation, invalidity of subordination provisions of subordinated debt, certain changes of control of the Company, and the occurrence of certain regulatory events, (including the entry of any stay, order, judgment, ruling or similar event related to the Company’s or any of its subsidiaries’ originating, holding, pledging, collecting or enforcing its eligible loans receivable that is material to the Company or any subsidiary) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change.

On July 22, 2025, the Company terminated this credit facility and entered into a new revolving credit facility. Refer to Note 13 to the Consolidated Financial Statements for information regarding the Company’s Revolving Credit Agreement.

As of June 30, 2025, the Company's debt outstanding was 471.7 million, net of $0.8 million unamortized debt issuance costs related to the unsecured senior notes payable, and its shareholders' equity was $427.9 million resulting in a debt-to-equity ratio of 1.1:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

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

Share Repurchase Program

On April 30, 2025, the Board of Directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2025, the Company had $7.0 million in aggregate remaining repurchase capacity under its current share repurchase program. On July 22, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility and the Notes. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2025, we could repurchase approximately $7.2 million of shares under the terms of our senior unsecured notes payable. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $302.7 million at June 30, 2025. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's revolving credit facility at June 30, 2025, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $3.0 million on an annual basis.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's fiscal 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On April 30, 2025, the Board of Directors of the Company approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its outstanding common stock, inclusive of any amount that remains available for repurchase under prior repurchase authorizations. As of June 30, 2025 the Company had $7.0 million in aggregate remaining repurchase capacity under its current share repurchase program. On July 22, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of its outstanding common stock inclusive of any amount that remains available for repurchase under prior repurchase authorizations. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the revolving credit agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2025:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2025	—	$—	—	$20,000,000
May 1 through May 31, 2025	67,054	146.32	—	10,188,892
June 1 through June 30, 2025	20,555	153.65	—	7,030,717
Total for the quarter	87,609	$148.04	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, the following director and officers adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 1, 2025, Charles Way, a member of the Board, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 6567 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule

10b5-1(c). The duration of the trading arrangement is until July 30, 2027, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement. The plan becomes effective following the expiration of a prior plan on July 31, 2025 which was adopted on February 3, 2023.

On April 30, 2025, during an open trading window under the Company's Insider Trading Policy, Luke Umstetter, our General Counsel, Chief Compliance Officer and Secretary, terminated a Rule 10b5-1 trading arrangement, previously adopted on February 7, 2023.

During the quarter ended June 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.1	Revolving Credit Agreement, dated July 22, 2025, by and among the Company, the lenders named therein, and Bank of Montreal, as administrative and collateral agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2025).		8-K	10.1	07-24-25
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2025, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025;
(ii) Consolidated Statements of Operations for the three months ended June 30, 2025 and June 30, 2024;
(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2025 and June 30, 2024;
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and June 30, 2024; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 6, 2025