Form 10-Q
period 2025-09-30
WORLD ACCEPTANCE CORP
filed 2025-11-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

The number of outstanding shares of the issuer’s common stock, no par value, as of October 31, 2025 was 5,038,077.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
2025 Plan	World Acceptance Corporation 2025 Stock Incentive Plan
2018 Performance Share Measurement Period	The 6.5 year performance period beginning on September 30, 2018 and ending on March 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2024 Performance Options	Performance options granted on December 18, 2024 under the 2017 Plan
2024 Performance Shares	Performance shares granted on December 18, 2024 under the 2017 Plan
2024 Performance Option Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025
2024 Performance Share Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
$16.35 Performance Shares	Performance shares associated with the $16.35 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
2025 Performance Shares	Performance shares granted on June 10, 2025 under the 2017 Plan
2025 Performance Share Measurement Period	The performance period beginning on July 01, 2025 and ending on March 31, 2027 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards

SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
SPE	Wholly-owned, bankruptcy-remote, special purpose entity
TAL	Tax Advance Loan
VIE	Variable interest entity

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents	$14,882,076	$9,730,296
Gross loans receivable	1,315,491,218	1,225,635,918
Less:
Unearned interest, insurance and fees	(339,118,657)	(309,320,104)
Allowance for credit losses	(117,796,583)	(103,347,129)
Loans receivable, net	858,575,978	812,968,685
Income taxes receivable	11,574,408	—
Operating lease right‐of‐use assets, net	73,051,103	76,234,832
Property and equipment, net	18,465,454	19,765,788
Deferred income taxes, net	32,495,434	33,291,074
Other assets, net	40,191,363	40,871,600
Goodwill	7,370,791	7,370,791
Intangible assets, net	5,754,942	7,394,581
Total assets	$1,062,361,549	$1,007,627,647

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$584,586,124	$262,451,475
Senior unsecured notes payable, net	—	184,418,211
Income taxes payable	—	222,742
Operating lease liability	75,496,891	78,689,723
Accounts payable and accrued expenses	36,632,393	42,365,032
Total liabilities	696,715,408	568,147,183

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 5,065,827 and 5,374,012 shares at September 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	273,503,381	266,426,478
Retained earnings	92,142,760	173,053,986
Total shareholders' equity	365,646,141	439,480,464

Total liabilities and shareholders' equity	$1,062,361,549	$1,007,627,647

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenues:
Interest and fee income	$118,958,202	$113,905,272	$234,261,004	$225,066,358
Insurance and other income, net	15,507,648	17,504,232	32,656,766	35,870,412
Total revenues	134,465,850	131,409,504	266,917,770	260,936,770

Expenses:
Provision for credit losses	49,840,902	46,668,521	100,356,871	92,087,528
General and administrative expenses:
Personnel	47,989,296	21,753,935	93,750,823	58,730,121
Occupancy and equipment	11,819,799	12,336,648	23,605,457	24,500,423
Advertising	2,170,846	2,821,244	4,469,752	4,477,523
Amortization of intangible assets	808,624	959,072	1,639,639	1,964,822
Other	9,179,831	8,484,516	18,862,977	18,094,850
Total general and administrative expenses	71,968,396	46,355,415	142,328,648	107,767,739

Interest expense	14,342,594	10,457,421	23,972,477	20,226,192
Total expenses	136,151,892	103,481,357	266,657,996	220,081,459

Income (loss) before income taxes	(1,686,042)	27,928,147	259,774	40,855,311

Income tax expense	260,155	5,799,989	861,904	8,779,726

Net income (loss)	$(1,946,197)	$22,128,158	$(602,130)	$32,075,585

Net income (loss) per common share:
Basic	$(0.38)	$4.05	$(0.12)	$5.86
Diluted	$(0.38)	$3.99	$(0.12)	$5.77
Weighted average common shares outstanding:
Basic	5,092,845	5,469,276	5,158,066	5,474,710
Diluted	5,092,845	5,548,518	5,158,066	5,558,138

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2025	5,443,265	$266,471,596	$161,379,742	$427,851,338
Proceeds from exercise of stock options	8,429	975,717	—	975,717
Common stock repurchases	(385,867)	—	(67,290,785)	(67,290,785)
Stock-based compensation related to restricted stock, net of cancellations ($0)	—	5,766,919	—	5,766,919
Stock-based compensation related to stock options	—	289,149	—	289,149
Net loss	—	—	(1,946,197)	(1,946,197)
Balances at September 30, 2025	5,065,827	$273,503,381	$92,142,760	$365,646,141

	Three months ended September 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2024	5,847,398	$285,924,247	$136,686,921	$422,611,168
Proceeds from exercise of stock options	7,975	770,634	—	770,634
Common stock repurchases	(85,843)	—	(10,097,355)	(10,097,355)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($0)	—	(18,042,631)	—	(18,042,631)
Stock-based compensation related to stock options	—	93,780	—	93,780
Net income	—	—	22,128,158	22,128,158
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754

	Six months ended September 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$173,053,986	$439,480,464
Proceeds from exercise of stock options	24,789	2,542,035	—	2,542,035
Common stock repurchases	(473,476)	—	(80,309,096)	(80,309,096)
Stock-based compensation related to restricted stock, net of cancellations ($4,627,907)	140,502	3,969,838	—	3,969,838
Stock-based compensation related to stock options	—	565,030	—	565,030
Net loss	—	—	(602,130)	(602,130)
Balances at September 30, 2025	5,065,827	$273,503,381	$92,142,760	$365,646,141

	Six months ended September 30, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	14,986	1,457,016	—	1,457,016
Common stock repurchases	(165,167)	—	(21,352,125)	(21,352,125)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($131,242)	(18,954)	(19,381,438)	—	(19,381,438)
Stock-based compensation related to stock options	—	237,500	—	237,500
Net income	—	—	32,075,585	32,075,585
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$(602,130)	$32,075,585
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,639,639	1,964,822
Accrued unearned interest	(4,703,776)	(1,984,689)
Amortization of deferred loan cost	7,133,145	6,859,119
Loss (gain) on extinguishment of senior unsecured notes payable	3,703,866	(1,207,175)
Amortization of debt issuance costs	507,424	681,032
Amortization of discount on loans acquired in an asset purchase	(292,429)	—
Provision for credit losses	100,356,871	92,087,528
Depreciation	2,970,759	3,247,246
Loss (gain) on sale of property and equipment	(363,769)	11,036
Deferred income tax expense (benefit)	795,640	(1,288,376)
Stock-based compensation (reversal) related to equity classified awards	9,162,775	(19,012,696)
Change in accounts:
Other assets, net	4,713,333	699,345
Income taxes receivable	(11,797,150)	(1,677,288)
Accounts payable and accrued expenses	(6,441,510)	(10,280,012)
Net cash provided by operating activities	106,782,688	102,175,477
Cash flows from investing activities:
Originations of loans receivable	(680,227,572)	(626,290,977)
Repayments of loans receivable	532,126,468	534,117,424
Cash paid for acquisitions, primarily loans	—	(56,294)
Purchases of property and equipment	(1,956,863)	(2,128,809)
Proceeds from the sale of property and equipment	650,207	322,611
Net cash used in investing activities	(149,407,760)	(94,036,045)
Cash flow from financing activities:
Borrowings from revolving credit facility	426,317,546	173,900,755
Payments on revolving credit facility	(104,182,897)	(131,689,994)
Payments for extinguished senior unsecured notes payable	(188,290,771)	(32,507,500)
Payments for debt extinguishment costs	(26,450)	(12,500)
Debt issuance costs associated with revolving credit facility	(1,887,355)	(31,728)
Debt issuance costs associated with Warehouse Facility	(2,467,124)	(69,282)
Proceeds from exercise of stock options	2,542,035	1,457,016
Payments for taxes related to net share settlement of equity awards	(4,627,907)	(131,242)
Repurchase of common stock	(79,600,225)	(21,148,654)
Net cash provided by (used in) financing activities	47,776,852	(10,233,129)
Net change in cash and cash equivalents	5,151,780	(2,093,697)
Cash and cash equivalents at beginning of period	9,730,296	11,839,460
Cash and cash equivalents at end of period	$14,882,076	$9,745,763

Supplemental Disclosures:
Interest paid during the period	$23,212,950	$21,468,005
Income taxes paid during the period	$5,355,483	$2,579,509
Excise tax on stock repurchases not paid during the period	$708,871	$203,471

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2025 and 2024 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2025, and the results of operations and cash flows for the periods ended September 30, 2025 and 2024, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $6.4 million and $5.5 million as of September 30, 2025 and March 31, 2025, respectively.

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

During the three months ended September 30, 2025, the Company concluded that one of its cash flow statement line items within investing activities should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the Increase in loans receivable, net line item has been updated in the Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 to reflect a gross presentation. However, this presentation change has no impact on previously reported cash flows as the change was limited to investing activities.

Share Repurchases

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2025, the Company had $33.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 42.5% of the Company's common stock as of September 30, 2025. The price per share was $172.88, which was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $77.0 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

During the three and six months ended September 30, 2025, the Company operated in sixteen states in the United States. As of September 30, 2025 and March 31, 2025, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Variable interest entities

On September 29, 2025, the Company and its wholly-owned subsidiary, WFC Receivables I, LLC, an SPE (the “Borrower” or the "Warehouse"), entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as Servicer, the Borrower, the lenders and agents from time to time parties thereto, Atlas Securitized Products Administration, L.P., as administrative agent for the lenders, Systems & Services Technologies, Inc., a Delaware corporation, as backup servicer, and
Wilmington Trust, National Association, a national banking association, as securities intermediary.

The Credit Agreement is solely secured by eligible loans receivable that were directly originated by certain of the Company's subsidiaries. The Company transfers these pools of eligible loans receivable to the Warehouse to secure debt for general funding purposes. The Company continues to service the loans receivable transferred to the Warehouse. The Company makes certain representations and warranties about the quality and nature of the loans receivable transferred to the Warehouse. The Credit Agreement requires the Company to repurchase the loans receivable in certain circumstances, including circumstances in which the representations and warranties made by the Company concerning the quality and characteristics of the receivables are inaccurate.

The Warehouse has the limited purpose of acquiring loans receivable to be pledged as collateral for funding, in addition to holding and making payments on the related debt. Loans receivable transferred to the Warehouse are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, any assets of the Warehouse are owned by the Warehouse and are the only source of funds for the related debt and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The lenders and investors in debt issued by the Warehouse generally only have recourse to the assets of the Warehouse and do not have recourse to the general credit of the Company.

The Warehouse is considered a VIE under ASC 810, Consolidation, as it lacks independent, sufficient equity to fund its activities and because the equity holders lack the power to direct the activities that most significantly affect the Warehouse's economic performance. As such, the Warehouse is consolidated into the financial statements of its primary beneficiary. The Company is considered to be the primary beneficiary of the Warehouse, because, through its role as servicer of the loans receivable, it has (i) the power to direct activities that most significantly impact the economic performance of the Warehouse and (ii) the obligation to absorb losses or receive benefits of the Warehouse that could potentially be significant to the Warehouse, primarily through its economic interest in the pledged loans receivable and residual cash flows. The Company will continue to monitor its involvement and reassess its status as the primary beneficiary.

As of September 30, 2025, no loans receivable were pledged and no borrowings occurred under the Warehouse. As such, there were no assets or liabilities associated with the Warehouse as of September 30, 2025, except for $2.7 million in unamortized debt issuance costs associated with the Credit Agreement, which is included as a component of Other Assets, net in the Consolidated Balance Sheets. The Company will provide additional disclosures in future periods as its involvement with the Warehouse changes.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to expand annual disclosures to 1) include specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold and 2) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. ASU

2023-09 also requires entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign, among other changes. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. Based upon the Company's evaluation, the adoption of ASU 2023-09 will only expand our income tax disclosures, and will have no other effect on the Company's consolidated financial statements.

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

Fair value measurements are grouped in three levels. These levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

The Company’s financial instruments consist of cash and cash equivalents, loans receivable, net, and a revolving credit facility. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility has a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		September 30, 2025		March 31, 2025
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash and cash equivalents	1	$14,882,076	$14,882,076	$9,730,296	$9,730,296
Loans receivable, net	3	858,575,978	858,575,978	812,968,685	812,968,685

LIABILITIES
Senior unsecured notes payable, net	2	—	—	184,418,211	182,754,759
Revolving credit facility	3	584,586,124	584,586,124	262,451,475	262,451,475

As discussed in Note 10, the senior unsecured notes payable were fully redeemed during the three months ended September 30, 2025. The fair value of the senior unsecured notes payable at March 31, 2025 was estimated based on quoted prices in markets that are not active. There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 or March 31, 2025.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	September 30, 2025	March 31, 2025
0 to 5 months	$113,638,876	$101,878,703
6 to 17 months	100,497,569	75,379,597
18 to 35 months	95,929,589	99,857,401
36 to 59 months	147,844,982	130,228,889
60+ months	856,224,829	813,921,811

TALs	1,355,373	4,369,517
Total gross loans	$1,315,491,218	$1,225,635,918

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at September 30, 2025 and March 31, 2025 was 5.2% and 4.5%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,139,961,629	$48,872,647	$4,006,453	$306,521	$6,960	$4,690	$1,193,158,900
30 - 60 days past due	41,640,687	3,803,085	590,396	75,105	10,839	1,335	46,121,447
61 - 90 days past due	26,659,228	2,544,847	277,202	52,956	995	—	29,535,228
91 or more days past due	39,419,016	5,434,192	384,488	74,350	2,654	5,570	45,320,270
Total	$1,247,680,560	$60,654,771	$5,258,539	$508,932	$21,448	$11,595	$1,314,135,845

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$151,714	$19,991	$—	$—	$—	$—	$171,705
30 - 60 days past due	67,733	12,812	—	—	—	—	80,545
61 - 90 days past due	54,159	19,703	—	—	—	—	73,862
91 or more days past due	975,309	53,952	—	—	—	—	1,029,261
Total	$1,248,915	$106,458	$—	$—	$—	$—	$1,355,373
Total gross loans							$1,315,491,218

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,128,111,194	$43,576,325	$2,994,782	$169,241	$1,117	$—	$1,174,852,659
30 - 60 days past due	43,734,902	3,023,751	213,105	14,175	—	—	46,985,933
61 - 90 days past due	29,422,132	2,758,077	281,176	18,537	2,499	—	32,482,421
91 or more days past due	46,412,332	11,296,618	1,769,475	306,980	17,832	11,595	59,814,832
Total	$1,247,680,560	$60,654,771	$5,258,538	$508,933	$21,448	$11,595	$1,314,135,845

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$93,144	$12,623	$—	$—	$—	$—	$105,767
30 - 60 days past due	35,998	6,404	—	—	—	—	42,402
61 - 90 days past due	45,487	19,077	—	—	—	—	64,564
91 or more days past due	1,074,286	68,354	—	—	—	—	1,142,640
Total	$1,248,915	$106,458	$—	$—	$—	$—	$1,355,373
Total gross loans							$1,315,491,218

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and six months ended September 30, 2025:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2021 and prior	$677	$—	$677	$6,722	$—	$6,722
2022	36,946	—	36,946	122,812	—	122,812
2023	248,380	—	248,380	579,501	—	579,501
2024	2,181,320	25,775	2,207,095	6,108,844	105,766	6,214,610
2025	40,755,049	1,209,038	41,964,087	85,812,545	1,213,038	87,025,583
2026	837,779	—	837,779	843,085	—	843,085
Total	$44,060,151	$1,234,813	$45,294,964	$93,473,509	$1,318,804	$94,792,313

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and six months ended September 30, 2024:

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2025 to September 30, 2025 was primarily due to a seasonally driven increase in expected loss rates during the period.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of September 30, 2025 and March 31, 2025, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Beginning balance	$109,027,028	$109,643,363	$103,347,129	$102,962,811
Provision for credit losses	49,840,902	46,668,521	100,356,871	92,087,528
Charge-offs	(45,294,964)	(46,678,053)	(94,792,313)	(90,567,507)
Recoveries[1]	4,223,617	4,821,664	8,884,896	9,972,663
Net charge-offs	(41,071,347)	(41,856,389)	(85,907,417)	(80,594,844)
Ending Balance	$117,796,583	$114,455,495	$117,796,583	$114,455,495

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$91,275,962	$7,400,801	$5,777,385	$9,184,728	$22,362,914	$113,638,876
6 to 17 months	85,663,456	5,058,802	3,749,179	6,026,132	14,834,113	100,497,569
18 to 35 months	85,179,570	4,055,842	2,769,876	3,924,301	10,750,019	95,929,589
36 to 59 months	134,384,827	5,449,786	3,219,300	4,791,069	13,460,155	147,844,982
60+ months	796,655,085	24,156,216	14,019,488	21,394,040	59,569,744	856,224,829

TALs	171,705	80,545	73,862	1,029,261	1,183,668	1,355,373
Total gross loans	1,193,330,605	46,201,992	29,609,090	46,349,531	122,160,613	1,315,491,218
Unearned interest, insurance and fees	310,313,891	8,572,156	7,994,386	12,238,224	28,804,766	339,118,657
Total net loans	$1,503,644,496	$54,774,148	$37,603,476	$58,587,755	$150,965,379	$1,654,609,875

Percentage of period-end gross loans receivable		3.5%	2.3%	3.5%	9.3%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

1 Recoveries during the three months ended September 30, 2025 and 2024 include $1.7 million and $2.4 million in proceeds related to the recurring sales of charge-offs, respectively. Recoveries during the six months ended September 30, 2025 and 2024 include $4.0 million and $5.0 million in proceeds related to the recurring sales of charge-offs, respectively. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,087,815	$6,036,410	$6,587,901	$12,166,577	$24,790,888	$101,878,703
6 to 17 months	65,677,583	3,126,374	2,398,424	4,177,216	9,702,014	75,379,597
18 to 35 months	89,776,541	3,700,216	2,394,549	3,986,095	10,080,860	99,857,401
36 to 59 months	117,976,116	4,641,585	2,917,862	4,693,326	12,252,773	130,228,889
60+ months	758,435,883	21,563,504	13,334,622	20,587,802	55,485,928	813,921,811

TALs	2,772,634	1,504,446	22,376	70,061	1,596,883	4,369,517
Total gross loans	1,111,726,572	40,572,535	27,655,734	45,681,077	113,909,346	1,225,635,918
Unearned interest, insurance and fees	(282,034,628)	(7,588,025)	(7,590,060)	(12,107,391)	(27,285,476)	(309,320,104)
Total net loans	$829,691,944	$32,984,510	$20,065,674	$33,573,686	$86,623,870	$916,315,814

Percentage of period-end gross loans receivable		3.3%	2.3%	3.7%	9.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$90,199,573	$7,297,950	$5,860,242	$10,281,111	$23,439,303	$113,638,876
6 to 17 months	84,544,906	5,031,832	3,918,022	7,002,809	15,952,663	100,497,569
18 to 35 months	83,480,257	4,081,807	2,930,965	5,436,560	12,449,332	95,929,589
36 to 59 months	132,137,229	5,379,862	3,606,197	6,721,694	15,707,753	147,844,982
60+ months	784,490,694	25,194,482	16,166,995	30,372,658	71,734,135	856,224,829

TALs	105,767	42,402	64,564	1,142,640	1,249,606	1,355,373
Total gross loans	1,174,958,426	47,028,335	32,546,985	60,957,472	140,532,792	1,315,491,218
Unearned interest, insurance and fees	306,507,912	8,256,744	8,745,013	15,608,988	32,610,745	339,118,657
Total net loans	$1,481,466,338	$55,285,079	$41,291,998	$76,566,460	$173,143,537	$1,654,609,875

Percentage of period-end gross loans receivable		3.6%	2.5%	4.6%	10.7%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$75,594,279	$6,149,270	$6,896,035	$13,239,119	$26,284,424	$101,878,703
6 to 17 months	64,188,458	3,112,624	2,739,963	5,338,552	11,191,139	75,379,597
18 to 35 months	87,012,982	3,864,242	2,986,200	5,993,977	12,844,419	99,857,401
36 to 59 months	114,388,973	4,869,065	3,611,704	7,359,147	15,839,916	130,228,889
60+ months	742,144,019	23,878,983	17,017,849	30,880,960	71,777,792	813,921,811

TALs	2,746,535	1,492,967	19,812	110,203	1,622,982	4,369,517
Total gross loans	1,086,075,246	43,367,151	33,271,563	62,921,958	139,560,672	1,225,635,918
Unearned interest, insurance and fees	(276,573,216)	(7,561,258)	(9,034,007)	(16,151,623)	(32,746,888)	(309,320,104)
Total net loans	$809,502,030	$35,805,893	$24,237,556	$46,770,335	$106,813,784	$916,315,814

Percentage of period-end gross loans receivable		3.5%	2.7%	5.1%	11.4%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Customer Tenure
0 to 5 months	$(1,622,815)	$(1,282,527)	$(3,047,296)	$(2,429,587)
6 to 17 months	(1,037,816)	(807,263)	(1,688,160)	(1,398,521)
18 to 35 months	(647,152)	(820,520)	(1,163,010)	(1,588,289)
36 to 59 months	(704,057)	(853,109)	(1,287,819)	(1,723,641)
60+ months	(3,294,499)	(2,954,446)	(6,053,306)	(5,642,215)
Total	$(7,306,339)	$(6,717,865)	$(13,239,591)	$(12,782,253)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and six months ended September 30, 2025 and 2024:

	Nonaccrual Loans Receivable
Customer Tenure	As of September 30, 2025	As of March 31, 2025	Interest Income Recognized for the three months ended September 30, 2025	Interest Income Recognized for the three months ended September 30, 2024	Interest Income Recognized for the six months ended September 30, 2025	Interest Income Recognized for the six months ended September 30, 2024
0 to 5 months	$16,024,225	$19,169,040	$216,319	$170,453	$467,918	$369,255
6 to 17 months	11,154,899	8,510,132	213,554	208,284	459,779	443,748
18 to 35 months	8,868,563	10,024,500	293,338	349,824	641,038	711,108
36 to 59 months	11,007,452	12,151,649	355,944	441,629	788,005	913,294
60+ months	49,710,180	52,154,586	1,720,409	1,493,432	3,576,924	2,956,357
Unearned interest, insurance and fees	(22,561,989)	(23,775,911)	—	—	—	—
Total	$74,203,330	$78,233,996	$2,799,564	$2,663,622	$5,933,664	$5,393,762

As of September 30, 2025 and March 31, 2025, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 5 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

The Company uses its revolving credit facility's effective annual interest rate to determine the discount rate when evaluating leases under Topic 842. Specifically, Management applies its revolving credit facility's effective annual interest rate at the end of the prior fiscal year to leases entered into in the following year. For example, the revolving credit facility's annual effective interest rate of 9.5% at March 31, 2025 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2026.

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

As of September 30, 2025 and 2024, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$6,168,464	$6,279,769	$12,485,829	$12,458,948
Variable lease cost	989,722	920,580	1,944,324	2,009,413
Total lease cost	$7,158,186	$7,200,349	$14,430,153	$14,468,361

The following table reports other information about the Company's leases for the three and six months ended September 30, 2025 and 2024:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,237,777	$6,295,532	$12,495,065	$12,583,792
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,235,105	$4,688,152	$6,517,214	$10,564,771
Weighted average remaining lease term — operating leases	6.3 years	6.6 years	6.3 years	6.6 years
Weighted-average discount rate — operating leases	7.2%	6.6%	7.2%	6.6%

The aggregate annual lease obligations as of September 30, 2025 are as follows:

Operating Leases
Remainder of 2026	$11,839,062
2027	20,123,457
2028	16,499,581
2029	12,269,897
2030	8,488,025
Thereafter	24,909,093
Total undiscounted lease liability	$94,129,115
Imputed interest	18,632,224
Total discounted lease liability	$75,496,891

The Company had no leases with related parties as of September 30, 2025 or March 31, 2025.

NOTE 6 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Basic:
Weighted average common shares outstanding (denominator)	5,092,845	5,469,276	5,158,066	5,474,710

Diluted:
Weighted average common shares outstanding	5,092,845	5,469,276	5,158,066	5,474,710
Dilutive potential common shares[2]	—	79,242	—	83,428
Weighted average diluted shares outstanding (denominator)	5,092,845	5,548,518	5,158,066	5,558,138

Under the treasury stock method, options to purchase 145,591 and 244,738 shares of common stock at various prices were outstanding during the three months ended September 30, 2025 and 2024, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Under the treasury stock method, options to purchase 154,258 and 252,006 shares of common stock at various prices were outstanding during the six months ended September 30, 2025 and 2024, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.
2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2025. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, the 2017 Plan and the 2025 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,750,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At September 30, 2025, there were a total of 702,532 shares of common stock remaining available for grant under the 2017 Plan and 2025 Plan and no shares of common stock remaining available for grant under the 2008 or 2011 plan. No awards have been granted under the 2025 Plan as of September 30, 2025.

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

The Performance Options could have fully vested if the Company attained a trailing $25.30 EPS target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025. Since the EPS target was not met, no Performance Options vested and they were all forfeited as of March 31, 2025.

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

The 2025 Performance Shares performance target is set forth below.

Trailing 4-Quarter EPS Targets for July 1, 2025 through March 31, 2027	Restricted Stock Eligible for Vesting (Percentage of Award)
$18.40	100%

Stock Options

The Company did not grant stock options during the six months ended September 30, 2025.

Option activity for the six months ended September 30, 2025 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	169,154		$111.55
Exercised during period	(24,789)		102.55
Forfeited during period	(1,000)		111.64
Expired during period	(550)		208.68
Options outstanding, end of period	142,815	[3]	$112.74	5.4 years	$8,262,308
Options exercisable, end of period	102,612		$112.71	3.9 years	$5,997,786

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2025 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of September 30, 2025. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three and six month periods ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2024	2023

Intrinsic value of options exercised	$466,001	$259,922	$1,466,599	$516,719
Tax benefit of options exercised	114,170	63,681	359,317	126,596

No stock options vested during the six months ended September 30, 2025. As of September 30, 2025, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.0 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Restricted Stock and Performance Shares

During the first three months of fiscal 2026, the Company granted 175,000 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors with a grant date weighted average fair value of $157.79 per share. The Company did not grant shares of restricted stock during the three months ended September 30, 2025.

The total fair value of restricted stock vested during the six months ended September 30, 2025 was $11,871,873. As of September 30, 2025, there was approximately $24.7 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.9 years based on current estimates.

A summary of the status of the Company’s restricted stock as of September 30, 2025, and changes during the six months ended September 30, 2025, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2025	159,683	$105.52
Granted during the period	175,000	157.79
Vested during the period	(88,497)	100.60
Outstanding at September 30, 2025	246,186	$144.45

Total Stock-Based Compensation

3 Of the 142,815 options outstanding, 14,703 are not yet exercisable based solely on fulfilling a service condition and another 25,500 are not yet exercisable based solely on fulfilling performance conditions.

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and six month periods ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$289,149	$93,780	$565,030	$237,500
Stock-based compensation (reversal) related to restricted stock[4]	5,766,919	(18,042,631)	8,597,745	(19,250,196)
Total stock-based compensation (reversal) related to equity classified awards	$6,056,068	$(17,948,851)	$9,162,775	$(19,012,696)

NOTE 8 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

There was no acquisition activity for the six months ended September 30, 2025 and 2024.

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the six months ended September 30, 2025 and 2024.

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

NOTE 9 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(50,112,888)	$5,745,727	$55,858,615	$(48,489,153)	$7,369,462
Non-compete agreements	10,534,749	(10,525,534)	9,215	10,534,749	(10,509,630)	25,119
Total	$66,393,364	$(60,638,422)	$5,754,942	$66,393,364	$(58,998,783)	$7,394,581

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $1.5 million for the remainder of 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; and an aggregate of $0.1 million for the years thereafter.

NOTE 10 – DEBT

Credit Facilities; Senior Notes Redemption

Revolving Credit Facility

On July 22, 2025, the Company entered into a three-year senior secured asset-based credit facility pursuant to a Revolving Credit Agreement (the “Revolving Credit Agreement”), by and among the Company, the lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent and Collateral Agent.

The Revolving Credit Agreement replaces the Company’s Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (as amended, the “Prior Credit Agreement”). The Revolving Credit Agreement provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million for a total commitment, if the full accordion is borrowed, of $790.0 million (the "Revolving Credit Facility").

At September 30, 2025, $584.6 million was outstanding under the Company's Revolving Credit Facility, not including $889.7 thousand in outstanding standby letters of credit, which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the Revolving Credit Facility. There are no amounts due related to the letters of credit as of September 30, 2025. At September 30, 2025, subject to a borrowing base formula, the Company may borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.7 million and $0.9 million for the six months ended September 30, 2025 and 2024, respectively.

For the six months ended September 30, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 8.2% annualized and 9.5%, respectively. At September 30, 2025, the unused amount available under the Revolving Credit Facility was $54.5 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

At September 30, 2025, substantially all of the Company’s assets were pledged as collateral for borrowings under the Revolving Credit Agreement.

Termination of Amended and Restated Revolving Credit Facility

On July 22, 2025, in connection with entry into the Revolving Credit Agreement, the Company terminated the Prior Credit Agreement. The Prior Credit Agreement was scheduled to mature on June 7, 2026 and provided revolving loans in an aggregate commitment of up to $730.0 million.

Warehouse Facility

On September 29, 2025, the Company and its wholly-owned subsidiary, WFC Receivables I, LLC (the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as Servicer, the Borrower, the lenders and agents from time to time parties thereto, Atlas Securitized Products Administration, L.P., as administrative agent for the lenders, Systems & Services Technologies, Inc., a Delaware corporation, as backup servicer, and Wilmington Trust, National Association, a national banking association, as securities intermediary.

The Credit Agreement provides for a revolving $175.0 million warehouse facility (the “Warehouse Facility”) and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027. As of September 30, 2025, no loans receivable were pledged and no borrowings occurred under the Warehouse Facility. As of September 30, 2025, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

Notes Redemption

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026 (the "Notes"). On July 22, 2025, an irrevocable notice of full redemption (the “Notice”) of the Notes was delivered to the holders of the Notes. The Notice called for the redemption of all of the outstanding Notes (the “Redemption”) on August 29, 2025 (the “Redemption Date”) at a redemption price equal to 101.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but not including, the Redemption Date. The aggregate principal amount of the Notes redeemed was $168.3 million. The Redemption was made in accordance with the terms and conditions of the Notes and the indenture governing the Notes. As a result of the Redemption, the Company recognized an additional $3.7 million in interest expense, for which $3.0 million represents an early redemption premium and $0.7 million represents the write-off of the remaining unamortized debt issuance costs associated with the Notes.

During the six months ended September 30, 2025 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

For each of the three and six months ended September 30, 2025, the Company recognized a $3.7 million loss on extinguishment. For the three and six months ended September 30, 2024, the Company recognized a $0.4 million and $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Debt Covenants

Revolving Credit Facility

The Revolving Credit Agreement contains a number of affirmative and negative covenants that, among other things, restrict our ability to incur liens, incur indebtedness, pay dividends and repurchase or redeem capital stock, make certain restricted payments, merge or consolidate, dispose of assets, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date of the Revolving Credit Agreement and that contains specified subordinated terms, subject to limitations on amount imposed by the financial covenants under the Revolving Credit Agreement. In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) have a ratio of Net Income Available for Fixed Charges to Fixed Charges of not less than 2.25 to 1.00, (iii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iv) maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at September 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

The Revolving Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others, (a) non-payment, (b) non-compliance with covenants, (c) a breach of a representation or warranty, (d) an insolvency event involving the Company, (e) a change in control of the Company, (f) failure of the Company to maintain certain financial covenants, (g) cross-default to other debt, (h) invalidity of subordination provisions of subordinated debt, (i) the occurrence of certain regulatory events (including an order or judgment entered against the Company with respect to the financial receivables generally or any category of receivables that is material to the business) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change, and (j) payment defaults resulting in acceleration of securitizations or warehouse facilities that remain continuing for more than 30 days.

Warehouse Facility

The Credit Agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, engage in mergers and consolidations, make acquisitions or other investments, or fund benefit plans. The Company’s financial covenants under the Credit Agreement include (i) a minimum tangible net worth of $305.0 million; (ii) a maximum ratio of debt to tangible net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a minimum liquidity amount of $35.0 million; and (iv) a minimum of unrestricted cash and cash equivalents of $5.0 million. The Credit Agreement also contains covenants that require the Company, as Servicer, with respect to any collection period to maintain certain delinquency ratios, payment ratios and annualized net charge-off ratios. A failure to maintain such ratios may result in a Level I Trigger Event, Level II Trigger Event, or Level III Trigger Event. Each of the capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement.

The Company was in compliance with these covenants at September 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

The Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others, (a) non-payment, (b) non-compliance with covenants, (c) failure of the Administrative Agent to maintain a first-priority perfected security interest in any material portion of the collateral (subject to permitted liens), (d) the occurrence of a servicer termination event, (e) a breach of a representation or warranty, (f) an insolvency event involving the Company, the Borrower, or the Originators (as defined therein), (g) a change in control of the Company or the Borrower, (h) an event of default under a material financing agreement of the Company, the Borrower, or the Originators, (i) failure of the Company, as Servicer, to maintain certain financial covenants, and (j) the Company, the Borrower, or the Originators have one or more final non-appealable judgments entered against it by a court of competent jurisdiction in excess of the specified monetary thresholds. The remedies for such events of default are also customary for this type of transaction and include acceleration of the Borrower’s outstanding obligations under the Credit Agreement.

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2026	$—
2027	—
2028	—
2029	584,586,124
2030	—
Thereafter	—
Total future debt payments	$584,586,124

NOTE 11 – INCOME TAXES

As of September 30, 2025 and March 31, 2025, the Company had $1.5 million and $1.1 million of total gross unrecognized tax benefits, including interest, respectively. Of these totals, approximately $1.1 million and $0.9 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At September 30, 2025, approximately $0.2 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $864.6 thousand accrued for gross interest as of September 30, 2025, and accrued $522.9 thousand during the six months ended September 30, 2025.

Investment in HTC was $16.9 million and $15.9 million as of September 30, 2025 and March 31, 2025, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $3.2 million and $4.1 million during the three months ended September 30, 2025 and 2024, respectively, and $6.6 million and $8.2 million during the six months ended September 30, 2025 and 2024, respectively, in income tax expense. The Company recognized tax benefits from these investments of $3.6 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and $7.4 million and $9.1 million for the six months ended September 30, 2025 and 2024, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate was a negative 15.4% for the three months ended September 30, 2025 compared to 20.8% for the prior year quarter. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current quarter, along with a decrease in pretax book income relative to the effects of various permanent items, including an increase in disallowed executive compensation under Section 162(m) in the current quarter.

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including pursuant to policies of the new U.S. administration; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory examinations, proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s credit facilities or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross loans receivable	$1,315,491	$1,295,870	$1,315,492	$1,295,870
Average gross loans receivable (1)	1,294,106	1,284,326	1,267,156	1,277,911
Net loans receivable (2)	976,373	957,162	976,373	957,162
Average net loans receivable (3)	959,473	949,302	941,397	946,188

Expenses as a percentage of total revenue:
Provision for credit losses	37.1%	35.5%	37.6%	35.3%
General and administrative	53.5%	35.3%	53.3%	41.3%
Interest expense	10.7%	8.0%	9.0%	7.8%
Operating income as a % of total revenue (4)	9.4%	29.2%	9.1%	23.4%

Loan volume (5)	$729,803	$702,238	$1,481,305	$1,384,435

Net charge-offs as percent of average net loans receivable on an annualized basis	17.1%	17.6%	18.3%	17.0%

Return on average assets (trailing 12 months)	5.6%	7.8%	5.6%	7.8%

Return on average equity (trailing 12 months)	14.0%	20.1%	14.0%	20.1%

Branches opened or acquired (merged or closed), net	(1)	(2)	(11)	(3)

Branches open (at period end)	1,013	1,045	1,013	1,045
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

Comparison of three months ended September 30, 2025 versus three months ended September 30, 2024

Gross loans outstanding increased to $1.32 billion as of September 30, 2025, a 1.5% increase from the $1.30 billion of gross loans outstanding as of September 30, 2024, which is a substantial improvement from the 4.0% year over year decrease as of March 31, 2025. During the most recent quarter, gross loans outstanding increased sequentially 4.0%, or $51.2 million, from $1.26 billion as of June 30, 2025, compared to an increase of 1.7%, or $21.1 million, in the comparable quarter of the prior year. During the most recent quarter, our new, former and current customer borrowing increased when comparing the same quarter of fiscal 2025. Specifically, during the quarter, new, former and refinance customer loan volume increased 40.4%, 4.1% and 1.0%, respectively, compared to the same quarter of fiscal 2025. Our customer base increased by 6.2% during the twelve-month period ended September 30, 2025, compared to a decrease of 0.1% for the comparable period ended September 30, 2024. During the three months ended September 30, 2025 our unique borrowers increased by 5.8% compared to an increase of 3.6% during the three months ended September 30, 2024.

The net loss for the three months ended September 30, 2025 or decrease of $1.9 million, is a 108.8% decrease from net income of $22.1 million for the same period of the prior year. The significant decrease is the result of an $18.5 million reversal of share based compensation expense in the prior year associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan that resulted in negative share based compensation expense of $17.9 million for the prior year quarter. The current quarter included $6.1 million in share based compensation expense, a $24.0 million increase compared to the same quarter of the prior year, mainly due to the prior year reversal noted above. The current quarter also included a $3.7 million expense for the early redemption of our long-term notes, which includes a $3.0 million early call penalty and a $0.7 million write-off of the remaining unamortized debt issuance costs. The result of operations was also negatively impacted by an increase in provision for credit losses, largely related to our new loan growth; however, we expect solid returns on our fiscal 2025 originations given early payment performance and yield. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $25.7 million, or 67.0%, compared to the same period of the prior year.

Revenues for the three months ended September 30, 2025 increased by $3.1 million, or 2.3%, to $134.5 million from $131.4 million for the same period of the prior year. Interest and fee income for the three months ended September 30, 2025 increased by $5.1 million, or 4.4%, from the same period of the prior year due to an increase in outstanding balances and interest yields.

Insurance and other income for the three months ended September 30, 2025 decreased by $2.0 million, or 11.4%, from the same period of the prior year. Insurance income decreased by approximately $0.4 million, or 3.6%, during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Insurance commissions decreased primarily due to a decrease in loans where our insurance products are available to our customer. The large loan portfolio decreased from 52.1% of the overall portfolio as of September 30, 2024, to 44.6% as of September 30, 2025. Other income decreased $1.5 million, or 30.0%, to $3.6 million in the second quarter of fiscal 2026, compared to $5.2 million in the second quarter of fiscal 2025. Other income primarily decreased due to a $1.2 million decrease in tax preparation income due to a timing difference in income recognized year over year.

The provision for credit losses increased $3.1 million, or 6.8%, to $49.8 million from $46.7 million when comparing the second quarter of fiscal 2026 to the second quarter of fiscal 2025. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q2 FY 2026	Q2 FY 2025	Difference	Reconciliation
Beginning Allowance - June 30	$109.1	$109.7	$(0.6)
Change due to Growth	$4.3	$1.8	$2.5	$2.5
Change due to Expected Loss Rate on Performing Loans	$2.9	$0.8	$2.1	$2.1
Change due to 90 day past due	$1.5	$2.2	$(0.7)	$(0.7)
Ending Allowance - September 30	$117.8	$114.5	$3.3	$3.9
Net Charge-offs	$41.1	$41.9	$(0.8)	$(0.8)
Provision	$49.8	$46.7	$3.1	$3.1
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision was negatively impacted by growth in new customers during the quarter. The improved quarter over quarter growth resulted in a $2.5 million increase in the provision. The growth was largely from new customers which resulted in an increase of 0-5 month customers as a percent of the portfolio from 7.2% as of June 30, 2025 to 8.6% as of September 30, 2025. This growth in 0-5 month customers and the higher risk associated with them also led to an increase in the overall expected loss rates of the portfolio.

Net charge-offs for the quarter decreased $0.8 million, from $41.9 million in the second quarter of fiscal 2025 to $41.1 million in the second quarter of fiscal 2026. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased to 17.1% in the second quarter of fiscal 2026 from 17.6% in the second quarter of fiscal 2025.

The Company's allowance for credit losses as a percentage of net loans was 12.1% at each of September 30, 2025, compared to 12.0% at September 30, 2024. Accounts that were 61 days or more past due on a recency basis increased to 5.8% at September 30, 2025 compared to 5.6% at September 30, 2024. Recency delinquency on accounts at least 90 days past due increased from 3.4% at September 30, 2024, to 3.5% at September 30, 2025. Recency delinquency on accounts 0 to 60 days past due decreased from 22.5% at September 30, 2024, to 22.3% at September 30, 2025.

G&A expenses for the three months ended September 30, 2025 increased by $25.6 million, or 55.3%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 35.3% during the three months ended September 30, 2024 to 53.5% during the three months ended September 30, 2025. G&A expenses per average open branch increased by 60.2% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $48.0 million for the three months ended September 30, 2025, a $26.2 million, or 120.6%, increase over the three months ended September 30, 2024. Salary expense increased approximately $1.6 million, or 5.2%, during the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Our headcount as of September 30, 2025 increased 5.1% compared to September 30, 2024. Benefit expense decreased approximately $0.7 million, or 8.3%, when comparing the quarterly periods ended September 30, 2025 and 2024. Incentive expense increased $25.4 million in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. The increase in incentive expense is primarily due to a $24.0 million increase in share based compensation expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025. The prior year quarter also included a $18.5 million reversal of share based compensation expense associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan.

Occupancy and equipment expense totaled $11.8 million for the three months ended September 30, 2025, a $0.5 million, or 4.2%, decrease over the three months ended September 30, 2024.

Advertising expense decreased $0.7 million, or 23.1%, in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 due to increased efficiency in our customer acquisition programs.

Amortization of intangible assets totaled $0.8 million for the three months ended September 30, 2025, a $0.2 million, or 15.7%, decrease over the three months ended September 30, 2024.

Other expense totaled $9.2 million for the three months ended September 30, 2025, a $0.7 million, or 8.2%, increase over the three months ended September 30, 2024.
Interest expense for the three months ended September 30, 2025 increased by $3.9 million, or 37.2%, from the corresponding three months of the previous year. The Company repurchased and canceled the remaining $169.8 million of its previously issued Notes for a purchase price of $172.8 million during the second quarter of fiscal 2026. Interest expense primarily increased due to a $3.0 million early call penalty on our Notes, and a $0.7 million write-off of the remaining unamortized debt issuance costs. It was also impacted by a 3.7% increase in the average debt outstanding for the quarter, partially offset by a 4.8% decrease in the effective interest rate from 8.7% to 8.2%. The average debt outstanding increased from $496.0 million to $514.4 million when comparing the quarters ended September 30, 2024 and 2025.The Company’s debt-to-equity ratio increased from 1.2:1 at September 30, 2024 to 1.6:1 at September 30, 2025.

Other key return ratios for the three months ended September 30, 2025 included a 5.6% return on average assets and a return on average equity of 14.0% (both on a trailing 12-month basis), as compared to a 7.8% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis) for the three months ended September 30, 2024.

The Company’s effective income tax rate was a negative 15.4% for the three months ended September 30, 2025 compared to 20.8% for the corresponding period of the previous year. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current quarter, along with a decrease in pretax book income relative to the effects of various permanent items including an increase in disallowed executive compensation under Section 162(m) in the current quarter.

Comparison of six months ended September 30, 2025 versus six months ended September 30, 2024

Gross loans outstanding increased to $1.32 billion as of September 30, 2025, a 1.5% increase from the $1.30 billion of gross loans outstanding as of September 30, 2024.

Net loss for the six months ended September 30, 2025 decreased to $0.6 million from the $32.1 million net income reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $36.8 million, or 60.3%. The significant decrease is the result of an $18.5 million reversal of share based compensation expense in the corresponding period of the previous year associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan that resulted in negative share based compensation expense of $19.0 million. Share based compensation expense for the six months ended September 30, 2025 was $9.2 million, a $28.2 million increase compared to the same period of the prior year, mainly due to the prior year reversal noted above. The current six month period ended September 30, 2025 also included a $3.7 million expense for the early redemption of our long-term notes, which includes a $3.0 million early call penalty and a $0.7 million write-off of the remaining unamortized debt issuance costs. Net loss was also negatively impacted by an increase in provision for credit losses, largely related to our new loan growth; however, we expect solid returns on our fiscal 2025 originations given early payment performance and yield.

Revenues increased by $6.0 million, or 2.3%, to $266.9 million during the six months ended September 30, 2025 from $260.9 million for the same period of the prior year. The increase was primarily due to an increase in outstanding balances and interest yields.

Interest and fee income for the six months ended September 30, 2025 increased by $9.2 million, or 4.1%, from the same period of the prior year. Net loans outstanding at September 30, 2025 increased by 2.0% over the balance at September 30, 2024. Average net loans outstanding decreased by 0.5% for the six months ended September 30, 2025 compared to the six-month period ended September 30, 2024.

Insurance commissions and other income for the six months ended September 30, 2025 decreased by $3.2 million, or 9.0%, from the same period of the prior year. Insurance commissions decreased by approximately $1.8 million, or 7.3%, during the six months ended September 30, 2025 when compared to the six months ended September 30, 2024. Other income decreased by $1.4 million, primarily due to a $0.8 million decrease in tax preparation income due to a timing difference in income recognized year over year.

The provision for credit losses increased $8.3 million, or 9.0%, to $100.4 million from $92.1 million when comparing the first two quarters of fiscal 2026 to the first two quarters of fiscal 2025. Net charge-offs as a percentage of average net loans receivable on an annualized basis increased from 17.0% in the first two quarters of fiscal 2025 to 18.3% in the first two quarters of fiscal 2026.

G&A expenses for the six months ended September 30, 2025 increased by $34.6 million, or 32.1%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 41.3% during the first six months of fiscal 2025 to 53.3% during the first six months of fiscal 2026. G&A expenses per average open branch increased by 36.0% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $93.8 million for the six months ended September 30, 2025, a $35.0 million, or 59.6%, increase over the six months ended September 30, 2024. Salary expense increased approximately $2.7 million, or 4.4%, when comparing the two six month periods ended September 30, 2025 and 2024. Our headcount as of September 30, 2025, increased 5.1% compared to September 30, 2024. Benefit expense increased approximately $1.5 million, or 10.0%, when comparing the six month periods ended September 30, 2025 and 2024. Incentive expense increased $31.2 million when comparing the six month periods ended September 30, 2025 and 2024. The increase in incentive expense is primarily due to a $28.2 million increase in share based compensation expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025. The prior year period also included a $18.5 million reversal of share based compensation expense associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan.

Occupancy and equipment expense totaled $23.6 million for the six months ended September 30, 2025, a $0.9 million, or 3.7%, decrease over the six months ended September 30, 2024. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended September 30, 2025, the average occupancy and equipment expense per branch totaled $23.2 thousand, a $0.2 thousand, or 0.8% decrease when compared to the six months ended September 30, 2024.

Advertising expense totaled $4.5 million for the six months ended September 30, 2025, remaining relatively flat compared to the six months ended September 30, 2024.

Amortization of intangible assets totaled $1.6 million for the six months ended September 30, 2025, a $0.3 million, or 16.6%, decrease over the six months ended September 30, 2024.

Other expense totaled $18.9 million for the six months ended September 30, 2025, an $0.8 million, or 4.2% increase over the six months ended September 30, 2024.
Interest expense for the six months ended September 30, 2025 increased by $3.7 million, or 18.5%, from the corresponding six months of the previous year. The Company repurchased and canceled the remaining $169.8 million of its previously issued bonds for a purchase price of $172.8 million during the second quarter of fiscal 2026. Interest expense primarily increased due to a $3.0 million early call penalty on our long-term notes, and a $0.7 million write-off of the remaining unamortized debt issuance costs. This increase was partially offset by a 1.3% decrease in the average debt outstanding, from $493.7 million to $487.1 million and a 4.2% decrease in the effective interest rate from 8.6% to 8.3%.

Other key return ratios for the first six months of fiscal 2026 included a 5.6% return on average assets and a return on average equity of 14.0% (both on a trailing 12-month basis), as compared to a 7.8% return on average assets and a return on average equity of 20.1% (both on a trailing 12-month basis) for the first six months of fiscal 2025.

The Company’s effective income tax rate was 331.8% for the six months ended September 30, 2025 compared to 21.5% for the corresponding period of the previous year. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current period, along with a decrease in pretax book income relative to the effects of various permanent items including an increase in disallowed executive compensation under Section 162(m) in the current period. This was partially offset by the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current period.

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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2025 was $106.8 million.

As of September 30, 2025, the Company's debt outstanding was $584.6 million and its shareholders' equity was $365.6 million resulting in a debt-to-equity ratio of 1.6:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As of September 30, 2025, the Company had two credit facilities: the Revolving Credit Facility and the Warehouse Facility. The Revolving Credit Facility provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million). The Warehouse Facility provides for a revolving $175.0 million warehouse facility and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027. As of September 30, 2025, no loans receivable were pledged and no borrowings occurred under the Warehouse Facility. As of September 30, 2025, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5% under the Revolving Credit Agreement. At September 30, 2025, the aggregate commitments under the Revolving Credit Agreement were $640.0 million. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator equal to the sum of, for the Company and certain of its subsidiaries (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company had $889.7 thousand in outstanding standby letters of credit which include (i) $300.0 thousand related to worker's compensation expiring on December 31, 2025 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. Further, under the Revolving Credit Agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the six months ended September 30, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Revolving Credit Agreement was 8.2% annualized and 9.5%, respectively. At September 30, 2025, the unused amount available under the Revolving Credit Facility was $54.5 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

The Company’s obligations under the Revolving Credit Agreement, together with treasury management and hedging obligations owing to any lender under the Revolving Credit Agreement or any affiliate of any such lender, are required to be guaranteed by each of the Company’s wholly-owned domestic subsidiaries (other than special purpose subsidiaries). The obligations of the Company and the subsidiary guarantors under the Revolving Credit Agreement, together with such treasury management and hedging obligations, are secured by a first-priority security interest in substantially all assets of the Company and the subsidiary guarantors.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2025, subject to further approval from our Board of

Directors, we could repurchase approximately $77.0 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

The Company believes that cash flow from operations and borrowings under its credit facilities or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in (i) this report including, but not limited to, any discussions in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A, "Risk Factors" in the Company's fiscal 2025 Annual Report (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Revolving Credit Facility

The Revolving Credit Agreement contains a number of affirmative and negative covenants that, among other things, restrict our ability to incur liens, incur indebtedness, pay dividends and repurchase or redeem capital stock, make certain restricted payments, merge or consolidate, dispose of assets, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the termination date of the Revolving Credit Agreement and that contains specified subordinated terms, subject to limitations on amount imposed by the financial covenants under the Revolving Credit Agreement. In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) have a ratio of Net Income Available for Fixed Charges to Fixed Charges of not less than 2.25 to 1.00, (iii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iv) maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at September 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

The Revolving Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others, (a) non-payment, (b) non-compliance with covenants, (c) a breach of a representation or warranty, (d) an insolvency event involving the Company, (e) a change in control of the Company, (f) failure of the Company to maintain certain financial covenants, (g) cross-default to other debt, (h) invalidity of subordination provisions of subordinated debt, (i) the occurrence of certain regulatory events (including an order or judgment entered against the Company with respect to the financial receivables generally or any category of receivables that is material to the business) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change, and (j) payment defaults resulting in acceleration of securitizations or warehouse facilities that remain continuing for more than 30 days.

Warehouse Facility

The Credit Agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, engage in mergers and consolidations, make acquisitions or other investments, or fund benefit plans. The Company’s financial covenants under the Credit Agreement include (i) a minimum net worth of $305.0 million; (ii) a maximum ratio of debt to net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a minimum liquidity amount of $35.0 million; and (iv) a minimum of unrestricted cash and cash equivalents of $5.0 million. The Credit Agreement also contains covenants that require the Company, as Servicer, with respect to any collection period to maintain certain delinquency ratios, payment ratios and annualized net charge-off ratios. A failure to maintain such ratios may result in a Level I Trigger Event, Level II Trigger Event, or Level III Trigger Event. Each of the capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement.

The Company was in compliance with these covenants at September 30, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

The Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others, (a) non-payment, (b) non-compliance with covenants, (c) failure of the Administrative Agent to maintain a first-priority perfected security interest in any material portion of the collateral (subject to permitted liens), (d) the occurrence of a servicer termination event, (e) a breach of a representation or warranty, (f) an insolvency event involving the Company, the Borrower, or the Originators, (g) a change in control of the Company or the Borrower, (h) an event of default under a material financing agreement of the Company, the Borrower, or the Originators, (i) failure of the Company, as Servicer, to maintain certain financial covenants, and (j) the Company, the Borrower, or the Originators have one or more final non-appealable judgments entered against it by a court of competent jurisdiction in excess of the specified monetary thresholds. The remedies for such events of default are also customary for this type of transaction and include acceleration of the Borrower’s outstanding obligations under the Credit Agreement.

Notes Redemption

On September 27, 2021, we issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act.

On July 22, 2025, an irrevocable notice of full redemption (the “Notice”) of the Notes was delivered to the holders of the Notes. The Notice called for the redemption of all of the outstanding Notes (the “Redemption”) on August 29, 2025 (the “Redemption Date”) at a redemption price equal to 101.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but not including, the Redemption Date. The aggregate principal amount of the Notes redeemed was $168.3 million. The Redemption was made in accordance with the terms and conditions of the Notes and the indenture governing the Notes. As a result of the Redemption, the Company recognized an additional $3.7 million in interest expense, for which $3.0 million represents an early redemption premium and $0.7 million represents the write-off of the remaining unamortized debt issuance costs associated with the Notes.

During the six months ended September 30, 2025 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

In each of the three and six months ended September 30, 2025, the Company recognized a $3.7 million loss on extinguishment. For the three and six months ended September 30, 2024, the Company recognized a $0.4 million and $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Share Repurchase Program

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2025, the Company had $33.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 42.5% of the Company's common stock as of September 30, 2025. The $172.88 price per share, was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $77.0 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, qualitative factors, and reasonable and supportable forecasts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its Revolving Credit Facility was $584.6 million at September 30, 2025. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's Revolving Credit Facility at September 30, 2025, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.8 million on an annual basis.

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

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2025, the Company had $33.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2025:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2025	1,903	$154.25	1,903	$99,706,455
August 1 through August 31, 2025	8,596	154.28	8,596	98,380,263
September 1 through September 30, 2025	375,368	173.19	375,368	33,371,585
Total for the quarter	385,867	$172.68	385,867

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 18, 2025, Benjamin E. Robinson III, a member of the Board, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of our common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 2,481 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.

During the quarter ended September 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.1	Revolving Credit Agreement, dated July 22, 2025, by and among the Company, the lenders named therein, and Bank of Montreal, as administrative and collateral agent.		8-K	10.1	07-24-25
10.2	Credit Agreement, dated as of September 29, 2025, by and among the Company, as servicer, WFC Receivables I, LLC, as borrower, the lenders and agents from time to time parties thereto, Atlas Securitized Products Administration, L.P., as administrative agent for the lenders, Systems & Services Technologies, Inc., as backup servicer, and Wilmington Trust, National Association, a national banking association, as securities intermediary.		8-K	10.1	10-03-25
10.3	World Acceptance Corporation 2025 Stock Incentive Plan.+		8-K	10.1	08-22-25
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2025, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2025 and September 30, 2024;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2025 and September 30, 2024;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and September 30, 2024; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 6, 2025